Form 10-K
period 2007-12-31
LSB INDUSTRIES INC
filed 2008-03-14
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 29, 2007, was approximately $272 million. As a result, the Registrant is an accelerated filer as of December 31, 2007. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by Jayhawk Capital Management, L.L.C. and its affiliates were deemed to be owned by affiliates of the Registrant as of June 29, 2007. Such determination should not be deemed an admission that such executive officers, directors and other beneficial owners of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of March 7, 2008 the Registrant had 21,106,292 shares of common stock outstanding (excluding 3,448,518 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

	FORM 10-K OF LSB INDUSTRIES, INC. TABLE OF CONTENTS

		Page

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	100

Item 13.	Certain Relationships and Related Transactions, and Director Independence	106

Item 14.	Principal Accountant Fees and Services	110

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	112

PART I

ITEM 1.  BUSINESS

General

LSB Industries, Inc. (the "Company", “Registrant”, “LSB”, "We", "Us", or "Our") was formed in 1968 as an Oklahoma corporation, and became a Delaware corporation in 1977. We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, Inc. (“ThermaClime”) through its subsidiaries, owns substantially all of our core businesses consisting of the:

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

We believe our Climate Control Business has developed leadership positions in niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of water source heat pumps and hydronic fan coils in the United States. Further, we were a pioneer in the use of geothermal technology in the climate control industry and have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction markets and for the retrofit and replacement markets. Our products are currently installed in some of the most recognizable commercial developments in the country, including Prudential Tower, Rockefeller Plaza, Trump Tower, and Time Warner Center, and are slated to be in a number of developments currently under construction. In addition, we have a significant presence in the lodging industry with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. We also have a substantial share of resort destinations in Las Vegas where we have units installed in over 70,000 rooms for a number of premier properties, including the MGM Grand, Luxor, Venetian, Treasure Island, Bellagio, Mandalay Bay, Caesar’s Palace, Monte Carlo, Mirage, Golden Nugget, Hard Rock, Wynn resorts, and many others.

Our Chemical Business has three chemical production facilities located in Baytown, Texas (the “Baytown Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors, and we believe our Chemical Business has established leading regional market positions, a key element in the success of this business. The primary raw material feedstocks (natural gas, anhydrous ammonia and sulfur) of the Chemical Business are commodities, subject to price fluctuations and are purchased at prices in effect at time of purchase.

The Baytown Facility consumes approximately 125,000 tons of purchased anhydrous ammonia per year. The majority of the Baytown Facility’s production is sold pursuant to a long-term contract that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit.

The El Dorado Facility purchases approximately 220,000 tons of anhydrous ammonia and 40,000 tons of sulfur annually and produces and sells approximately 455,000 tons of nitrogen-based products and approximately 120,000 tons of sulfuric acid per year. The anhydrous ammonia is purchased pursuant to a supply agreement whereby the El Dorado Facility secures the majority of its requirements of anhydrous ammonia from one supplier. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot-price of natural gas in the U.S. because anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Our cost of anhydrous ammonia is based upon formulas indexed to published industry prices, primarily tied to import prices. Historically, the sulfur costs have been relatively stable; however, the recent world sulfur shortages have led to significant increase in the cost of this raw material.

The Cherokee Facility normally consumes 4 to 6 million MMBtu’s of natural gas annually and produces and sells approximately 305,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for anhydrous ammonia. Natural gas costs continue to exhibit volatility. In 2007 daily spot prices per MMBtu, excluding transportation, ranged from $5.30 to $10.59.

Due to the uncertainty of the sales prices of our products in relation to the cost of sulfur, anhydrous ammonia and natural gas, our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing arrangements that provide for the pass through of these raw material costs. These pricing arrangements help mitigate the commodity risk inherent in the raw material feedstocks of natural gas, anhydrous ammonia and sulfur. For 2007, approximately 60% of the Chemical Business’ sales were made pursuant to sales agreements and/or pricing arrangements that pass-through the cost of these raw materials. The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. The sales prices of our agricultural products have only a moderate correlation to the anhydrous ammonia and natural gas feedstock costs and reflect market conditions for like and competing nitrogen sources. This can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Our primary efforts to improve the results of our Chemical Business include maintaining the current level of non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector.

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

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as other products for the niche markets we serve. These products are for use in commercial and residential HVAC systems, including large custom air handlers and modular chiller systems. The construction of commercial, institutional and residential buildings including multi and single-family homes, the renovation of existing buildings and the replacement of existing HVAC systems drive the demand for our Climate Control products. Our Climate Control commercial products are used in a wide variety of buildings, such as hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. We target many of our products to meet increasingly stringent indoor air quality and energy efficiency standards.

The following table summarizes net sales information relating to our products of the Climate Control Business:

2007	2006	2005
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	58%	61%	54%
Hydronic fan coils	30%	27%	34%
Other HVAC products	12%	12%	12%
	100%	100%	100%
Percentage of our consolidated net sales:
Geothermal and water source heat pumps	28%	27%	21%
Hydronic fan coils	15%	12%	13%
Other HVAC products	6%	6%	5%
	49%	45%	39%

Geothermal and Water Source Heat Pumps

We believe we are a leading provider of geothermal and water source heat pumps to the commercial construction and renovation markets in the United States. Water source heat pumps are highly efficient heating and cooling products, which enable individual room climate control through the transfer of heat through a water pipe system, which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems.

Our Climate Control Business has also developed the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water and antifreeze through an underground heat exchanger, are among the most energy efficient systems available. We believe the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products. We specifically target new residential construction of moderate and high-end multi and single-family homes, as well as commercial applications.

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils. Our Climate Control Business targets the commercial and institutional markets. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. The lodging and hospitality industry is a significant user of hydronic fan coils; however, fan coils are used in a wide variety of applications.

Geothermal and Water Source Heat Pump and Hydronic Fan Coil Market

We estimate the annual United States market for water source heat pumps and hydronic fan coils to be approximately $589 million based on data supplied by the Air-Conditioning and Refrigeration Institute (“ARI”). Levels of repair, replacement, and new construction activity generally drive demand in these markets.

Production and Backlog

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. In addition, most of these customer orders are placed well in advance of required delivery dates.

During 2006 and 2007, we invested approximately $10.6 million in production and fabrication equipment, plant-wide process control systems and other upgrades relating to our Climate Control Business. In addition to the spending on equipment and systems, during 2006 and 2007, we invested a total of approximately $3.8 million in facilities.

As a result of record order intake level of our heat pump products during 2006 and 2007, our backlog of confirmed orders for these products had increased to high levels and our lead times had pushed out beyond levels that we consider to be optimum for good customer service. In order to work the backlog down and to improve product lead times, we have increased unit capacity by approximately 65% (through additional shifts, overtime, investment in equipment, and facilities) since the end of 2005, with the potential for a further increase in capacity by debottlenecking and the addition of certain fabrication equipment. The facility expansion included a new 46,000 square foot building next to our existing heat pump manufacturing facility and the renovation of 110,000 square feet of an existing facility for a distribution center.

Our fan coil business also experienced significant increases in customer orders and shipments during 2007 and was able to increase production capacity through increased utilization of second shifts, equipment purchases, and the extension and reconfiguration of production assembly lines.  During 2007, we also made capital investments to substantially increase our capacity of tube-in-fin heat transfer coils used in geothermal and water source heat pumps and hydronic fan coils.

For 2008, we have committed to date to spend an additional $3.2 million for production equipment and land for future expansion. Our investment in the Climate Control Business will continue if order intake levels continue to warrant. These investments have and will increase our capacity to produce and distribute our Climate Control products.

As of December 31, 2007 and 2006, the backlog of confirmed orders for our Climate Control Business was approximately $54.5 million and $80.4 million, respectively. The decrease in our backlog relates primarily to utilizing the increased capacity discussed above. Our experience indicates that customers generally do not cancel orders after we receive them. We expect to ship substantially all the orders in the backlog within the next twelve months.

Marketing and Distribution

Distribution

Our Climate Control Business sells its products to mechanical contractors, original equipment manufacturers (“OEMs”) and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by us. OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business in competition with us. The following table summarizes net sales to OEMs relating to our products of the Climate Control Business:

2007	2006	2005
Net sales to OEMs as a percentage of:

Net sales of the Climate Control Business	19%	17%	22%
Consolidated net sales	9%	8%	9%

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include compressors, steel, electric motors, valves and copper. Periodically, our Climate Control Business enters into fixed-price copper contracts. We do not anticipate any difficulties in obtaining necessary materials for our Climate Control Business. In 2008, however, changes in market volatility, supply and demand could result in increased costs, lost production and/or delayed shipments. We believe the majority of cost increases, if any, will be passed to our customers in the form of higher prices as product price increases are implemented and take effect and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products.

Competition

Our Climate Control Business competes primarily with six companies, some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. Our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States, and we believe that we are competitive as to price, service, warranty and product performance.

Continue to Introduce New Products

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets.

Chemical Business

General

Our Chemical Business manufactures three principal product lines that are derived from natural gas, anhydrous ammonia, and sulfur:

•	concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical grade anhydrous ammonia, sulfuric acid, and high purity ammonium nitrate for industrial applications,
•	anhydrous ammonia, fertilizer grade ammonium nitrate, urea ammonium nitrate (“UAN”), and ammonium nitrate ammonia solution (“ANA”) for the agricultural applications, and
•	industrial grade ammonium nitrate and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

2007	2006	2005
Percentage of net sales of the Chemical Business:
Agricultural products	41%	34%	35%
Industrial acids and other chemical products	33%	37%	34%
Mining products	26%	29%	31%
	100%	100%	100%
Percentage of our consolidated net sales:
Agricultural products	20%	18%	21%
Industrial acids and other chemical products	16%	19%	20%
Mining products	13%	16%	18%
	49%	53%	59%

Agricultural Products

Our Chemical Business produces ammonium nitrate at the El Dorado Facility and anhydrous ammonia, UAN, and ANA at the Cherokee Facility; all of which are nitrogen based fertilizers. The Cherokee Facility also has the ability to produce agricultural grade ammonium nitrate. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics, which produce agronomic preferences among end users. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States, which are in relatively close proximity to the El Dorado and Cherokee Facilities. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past two years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. The El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The El Dorado Facility establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural customers.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, ordnance, and other chemical products. In addition, at the El Dorado Facility, we produce and sell blended and regular nitric acid and we are a niche market supplier of sulfuric acid, primarily to the region’s key paper manufacturers. At the Cherokee Facility, we are also a niche market supplier of industrial and high purity ammonia for many specialty applications, including chemicals to treat emissions from power plants.

We compete based upon service, price, location of production and distribution sites, product quality and performance. We also believe we are the largest domestic merchant marketer of concentrated and blended nitric acids and provide inventory management as part of the value-added services offered to certain customers.

The Baytown Facility is one of the two largest nitric acid manufacturing units in the United States, with demonstrated capacity exceeding 1,350 short tons per day. Subsidiaries within our Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC"), a subsidiary within our Chemical Business, operates the Baytown Facility at Bayer's Baytown, Texas operation. Bayer purchases from EDNC all of its requirements for nitric acid at its Baytown operation for a term through at least May 2009. EDNC purchases from Bayer certain of its requirements for materials, utilities and services for the manufacture of nitric acid. Upon expiration of the initial ten-year term in 2009, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. Discussions with Bayer have begun regarding a renewal in 2009.

Mining Products

Our Chemical Business manufactures industrial grade ammonium nitrate (“AN”) and 83% AN solution for the mining industry. The El Dorado Facility is a party to a long-term cost-plus supply agreement. Under this supply agreement, the El Dorado Facility supplies Orica USA, Inc. (“Orica”) with a significant volume of industrial grade ammonium nitrate per year for a term through at least December 2010, with provisions for renewal thereafter.

Major Customer

The following summarizes net sales to our major customer relating to our products of the Chemical Business:

2007	2006	2005
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	19%	20%	19%
Consolidated net sales	9%	10%	11%

Raw Materials

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of our Chemical Business. Spot natural gas and anhydrous ammonia costs have fluctuated dramatically in recent years. The following table shows, for the period indicated, the high and low published prices for natural gas based upon the daily spot price at the Tennessee 500 pipeline pricing point and for ammonia based upon the low Tampa metric price per ton as published by Ferticon and FMB Ammonia reports.

Daily Spot Natural Gas Prices Per MMBtu	Ammonia Price Per Metric Ton
	High	Low	High	Low
2005	$15.25	$5.50	$399	$235
2006	$ 9.90	$3.54	$395	$270
2007	$10.59	$5.30	$460	$295

As of March 7, 2008, the published price of natural gas, as described above, was approximately $9.61 per MMBtu and ammonia was $635 per metric ton. Natural gas is an integral raw material in the production of anhydrous ammonia. Prices of raw material feedstocks of natural gas and anhydrous ammonia remain volatile, and we have pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing formulas that provide for the pass-through of these raw material costs. These pricing arrangements provide a hedge against the commodity risk inherent in the raw material feedstocks of natural gas and anhydrous ammonia. In addition, we use exchange-traded futures contracts to hedge the natural gas requirements for most sales commitments with firm sales prices.

Interruptions to the natural gas supply chain by the hurricanes of 2005 continued to exacerbate natural gas prices into early 2006. The Cherokee Facility was forced to temporarily curtail production in January and February of 2006 when major customers reduced purchases due to the high natural gas raw material pass-through costs. By mid-2006, the Gulf of Mexico supply was back to approximately 90% of pre-hurricane levels based on a report from the U.S. Department of the Interior. During 2007, the Cherokee Facility did not curtail production due to interruptions to their natural gas supply chain.

Under an agreement, as amended, with its principal supplier of anhydrous ammonia, the El Dorado Facility will purchase a majority of its anhydrous ammonia requirements using a market price-based formula plus transportation to the El Dorado Facility through at least December 31, 2008. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract. The Cherokee Facility’s natural gas feedstock requirements are generally purchased at spot market price.  Periodically, the Cherokee Facility will hedge certain of its natural gas requirements with exchange-traded futures contracts as discussed above.

Historically, the sulfur costs have been relatively stable; however, as of the date of this report, the recent world sulfur shortages have led to a significant increase in the cost of this raw material during the second half at 2007 and into 2008.

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

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters" of this Item and "Legal Proceedings" of Item 3.

Because of growing concerns over ammonium nitrate, other nitrogen fertilizers and other potentially hazardous materials, there have been new and proposed federal, state and industry requirements to place additional security controls over the distribution, transportation and handling of these products. Based on our current requirements, we believe there are no material capital expenditures to be expended relating to our security controls. However, this expectation could change in the near future.

We fully support these initiatives and believe they will not materially affect the viability of ammonium nitrate as a valued product to the agricultural industry.

Competition

Our Chemical Business competes with several chemical companies in our markets, such as CF Industries, Dyno Nobel North America, Terra Industries and Potash Corp. of Saskatchewan, many of whom have greater financial and other resources than us. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Employees

As of December 31, 2007, we employed 1,788 persons. As of that date, our Climate Control Business employed 1,363 persons, none of whom was represented by a union, and our Chemical Business employed 360 persons, with 138 represented by unions under currently unexecuted negotiated agreements which the parties expect to execute in the near future. Assuming the union agreements are executed in their current form, the agreements will expire in July through November of 2010.

Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future.

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

1.      Discharge Water Matters

The El Dorado Facility within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ has agreed to issue a consent administrative order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility.  A draft of the proposed consent administrative order has been prepared by the ADEQ and submitted to the El Dorado Facility for review.  We are currently reviewing the proposed consent administrative order.

To meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the creek adjacent to the El Dorado Facility to determine whether a permit modification allowing for the discharge into the creek is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission approved the results of the study that showed that the proposed permit modification is appropriate and the proposal to allow the El Dorado Facility to dispose of its wastewater into the creek. A public hearing was held on the matter on November 13, 2006 with minimal opposition.  As a result, the El Dorado Facility has been discharging its wastewater into the creek.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2007.

2.      Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than February 2010. We currently estimate the remaining environmental compliance related expenditures to be approximately $5.6 million, which has been committed for 2008.

In December 2006, the El Dorado Facility entered into a new CAO (“2006 CAO”) with the ADEQ to resolve a problem with ammonia emissions from certain nitric acid units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. The ADEQ allowed the El Dorado Facility to re-evaluate the catalyst performance and required the El Dorado Facility to submit a permit modification with the appropriate ammonia limits.  The permit modification was submitted to ADEQ on June 11, 2007, and is currently under review. Until the permit is modified, the 2006 CAO authorizes the El Dorado Facility to continue to operate certain nitric acid units (even though the El Dorado Facility is in non-compliance with the permitted emission limit for ammonia), provided that during this period of time, the El Dorado Facility monitors and reports the ammonia on a monthly basis.

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

In December 2002, Slurry and Universal Tech Corporation (“UTeC”), both subsidiaries within our Chemical Business, sold substantially all of their operating assets but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, UTeC leased the real property to the buyer under a triple net long-term lease agreement.

However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”), the prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the Slurry Consent Order subject to reallocation.

Based on additional modeling of the site, Slurry and Chevron are pursuing a course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. On September 12, 2007, the KDHE approved our proposal to perform two years of surface and groundwater monitoring and to implement a Mitigation Work Plan to acquire additional field data in order to more accurately characterize the nature and extent of contaminant migration off-site. The two-year monitoring program will terminate in February 2009. As a result of receiving approval from the KDHE for our proposal, we recognized a reduction in our share of the estimated costs associated with this remediation by $377,000. This reduction is included in the net income from discontinued operations of $348,000 for 2007 (in accordance with Statement of Financial Accounting Standards (“SFAS”) 144.

At December 31, 2007, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $378,000 and Chevron’s share for these costs (which is included in accounts receivable and other assets) is approximately $194,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

ITEM 1A.  RISK FACTORS

Risks Related to Us and Our Business

Cost and the lack of availability of raw materials could materially affect our profitability and liquidity.

Our sales and profits are heavily affected by the costs and availability of primary raw materials.  These primary raw materials, which are purchased from unrelated third parties, are subject to considerable price volatility. Historically, when there have been rapid increases in the cost of these primary raw materials, we have sometimes been unable to timely increase our sales prices to cover all of the higher costs incurred. While we periodically enter into exchange-traded futures contracts to hedge against price increases in certain of these raw materials, there can be no assurance that we will effectively manage against price fluctuations in those raw materials.

Anhydrous ammonia and natural gas represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. Although our Chemical Business has a program to enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. In addition, the Climate Control Business depends on raw materials such as copper and steel, which have shown considerable price volatility. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs.  There can be no assurance that future price fluctuations in our raw materials will not have an adverse effect on our financial condition, liquidity and results of operations.

Additionally, we depend on certain vendors to deliver the primary raw materials and other key components that are required in the production of our products. Any disruption in the supply of the primary raw materials and other key components could result in lost production or delayed shipments.  We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of such primary raw materials. Accordingly, our financial condition, liquidity and results of operations could be materially affected in the future by the lack of availability of primary raw materials and other key components.

Periodically, our Chemical Business may not generate significant positive cash flows.

Due, in part, to extensive capital expenditures, our Chemical Business may not generate significant positive cash flows periodically. Continuing significant cash flow expenditures by this business could have a material adverse effect on our financial condition and liquidity.

Our Climate Control and Chemical Businesses and their customers are sensitive to certain economic cycles.

Our Climate Control Business can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the commercial construction and renovation industries, which are particularly sensitive to these factors. A decline in the economic activity in the United States has in the past, and could in the future, have a material adverse effect on our customers in the commercial construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts, in our Climate Control Business.

Our Chemical Business also can be affected by cyclical factors such as inflation, global energy policy and costs, global market conditions and economic downturns in specific industries.  Certain sales of our Chemical Business are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. A decline in the activity in these industries in the United States has in the past, and could in the future, have a material adverse effect on the results of our Chemical Business.

Weather conditions adversely affect our Chemical Business.

The agricultural products produced and sold by our Chemical Business have in the past, and could in the future, to be materially affected by adverse weather conditions (such as excessive rains or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operation.

Environmental and regulatory matters entail significant risk for us.

As discussed under “Environmental Matters” of Item 1, our Chemical Business is subject to numerous environmental laws and regulations. The manufacture and distribution of chemical products are activities, which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations of environmental laws and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on its operations and our financial condition.

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with the Homeland Security Act of 2002 and possible future government regulation.

The chemical industry in general, and producers and distributors of ammonium nitrate specifically, are scrutinized by the government, industry and public on security issues.  Under the Homeland Security Act of 2002, as well as current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities, distribution centers, and our customers, as well as in the transportation of our products.  These costs could have a material impact on our financial condition and results of operation. The cost of such regulatory changes, if significant enough, could lead some of our customers to choose alternate products to ammonium nitrate, which would have a significant impact on our Chemical Business.

A substantial portion of our sales is dependent upon a limited number of customers.

During 2007, four customers of our Chemical Business accounted for 44% of its net sales and 22% of our consolidated sales, and our Climate Control Business had one customer that accounted for 17% of its net sales and 8% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

There is intense competition in the Climate Control and Chemical industries.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, design innovations, distribution, service, warranties, reliability and efficiency. We compete with a number of established companies that have greater financial, marketing and other resources. Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales that would have a material adverse effect on our business, results of operation and financial condition.

We are effectively controlled by the Golsen Group.

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) beneficially owned as of February 29, 2008, an aggregate of 3,395,743 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represent approximately 19.5% of the voting power of our issued and outstanding voting securities as of that date.  In addition, the Golsen Group also beneficially owned options and other convertible securities that allowed its members to acquire an additional 116,500 shares of our common stock within 60 days of February 29, 2008. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

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

We may have inadequate insurance.

While we maintain liability insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies may exclude coverage for some types of damages (which may include warranty and product liability claims). Although there may currently be sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have not paid dividends on our outstanding common stock in many years.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crisis, etc.), have and could negatively impact the U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past, and can in the future, negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the United States and elsewhere. These attacks or natural disasters have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers.  In the past, hurricanes affecting the Gulf Coast of the United States have resulted in damages to, or shutdown of, the gas pipeline to the Cherokee Facility, resulting in that facility being shutdown for several weeks.  The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

Restatements and amendments to our 2004 audited financial statements and certain matters related to our disclosure controls and procedures may present a risk of future restatements and could in turn lead to legal exposure.

In response to comments from the Securities and Exchange Commission (“SEC”) to our 2004 Form 10-K, and as a result of changes we made internally, we restated and amended our 2004 audited financial statements and on December 30, 2005, filed a Form 10-K/A (Amendment No. 1) for year ended December 31, 2004. As a result of the restatement and amendments to our 2004 audited financial statements and SEC comments, we also filed on December 30, 2005, an amended Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005.

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

Our net operating loss carryforwards are subject to certain limitations and have not been audited or approved by the Internal Revenue Service.

Our net operating loss (“NOL”) carryforwards have resulted from certain historical losses. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million, all of which we have utilized or anticipate utilizing to reduce our federal income tax liability for 2007 and 2008. In future periods, our net income and liquidity will be negatively affected as we recognize and pay income taxes without the benefit of these NOL carryforwards. In addition, the amount of these NOL carryforwards utilized has not been audited or approved by the Internal Revenue Service.

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

We have authorized and unissued (including shares held in treasury) 53,982,012 shares of common stock and 4,229,415 shares of preferred stock as of December 31, 2007. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma. We lease this facility, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2007, approximately 87% of the productive capacity of this manufacturing facility was being utilized, based primarily on two ten-hour shifts per day and a four-day work week. In addition, we acquired a new 46,000 square foot building adjacent to our existing heat pump manufacturing facility, primarily used for storage of raw material inventory, and we renovated 110,000 square feet of an existing facility for a distribution center.

Our Climate Control Business conducts its fan coil manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. For 2007, our Climate Control Business was using 87% of the productive capacity, based on one ten-hour shift per day and a four-day work week and a limited second shift in selected areas. The fan coil manufacturing operation increased the utilization of a second shift in order to increase its production capacity during 2007.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 110,000 square feet. We own this facility subject to a mortgage. For 2007, approximately 57% of the productive capacity of this manufacturing facility was being utilized, based on one eight-hour shift on a five-day work week and a partial second shift in selected areas.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable to meet the current needs of that business.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 160 acres of a 1,300 acre tract of land located at the Cherokee Facility and (c) on leased property within Bayer’s complex in the Baytown, Texas. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is leased pursuant to a long-term lease with an unrelated third party. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $50 million term loan. For 2007, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado Facility (1)	92%
Cherokee Facility (2)	95%
Baytown Facility	91%

(1) The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.

(2) The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility has additional capacity for nitric acid, ammonium nitrate and urea in excess of its ammonia capacity.

In addition to the El Dorado and Cherokee Facilities, our Chemical Business distributes its agricultural products through 15 wholesale and retail distribution centers, with 13 of the centers located in Texas (10 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

All of the properties utilized by our Chemical Business are considered by our management to be suitable and adequate to meet the current needs of that business.

ITEM 3.  LEGAL PROCEEDINGS

1.      Environmental See “Business-Environmental Matters” for a discussion as to:

•	certain environmental matters relating to air and water issues at our El Dorado Facility; and
•	certain environmental remediation matters at our former Hallowell Facility.

2.  Other

Zeller Pension Plan

In February 2000, the Company’s board of directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. Our ERISA counsel has advised us that, based on certain assumptions and representations made by us to them, they believe that the possibility of an unfavorable non-appealable verdict against us in a lawsuit if the PBGC attempts to hold us liable for under-funding of the Zeller Plan is remote.

MEI Drafts

Masinexportimport Foreign Trade Company (“MEI”) has given notice to the Company and Summit Machine Tool Manufacturing Corp. (“Summit”), a subsidiary of the Company, alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was a subsidiary of the Company.

On October 22, 1990, a settlement agreement between the Company, Summit, and MEI (the “Settlement Agreement”), was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. On May 16, 1992, the Settlement Agreement was rescinded by the Company, Summit, and MEI at the request of MEI, and replaced with an agreement purportedly substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit bank drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the bank drafts for payment thereof. All of the Company’s ownership interest in LSB Corp. was sold to an unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the bank drafts, nor LSB Corp., which was the endorser of the bank drafts, are currently subsidiaries of the Company.

During 2007, Cromus, alleged to be a Romanian company and an assignee of MEI, filed a lawsuit against us and two of our subsidiaries, Summit Machine Tool Manufacturing Corp. (“Summit”) and Hercules Energy Mfg. Corp., Jack Golsen, our CEO, Mike Tepper, an officer of our company, Bank of America Corporation and others in the New York Supreme Court, in the case styled Cromus, as the assignee of MEI vs. Summit, Index No. 114890107 (NY Sup. Ct., NY Co.  The complaint seeks $1,533,000 plus interest from 1990, $1,000,000 for failure to purchase certain equipment and $1,000,000 in punitive damages. We intend to contest this matter vigorously.  As of December 31, 2007, no liability has been established relating to these alleged damages.

The Jayhawk Group and the University of Kansas Endowment Fund

During July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata to the date of redemption.  There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed. Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. The Jayhawk Group, a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption. The Company believes the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable. Therefore, no liability has been established at December 31, 2007.

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund (“KU”) filed a lawsuit against us in the U.S. District Court, for the District of Kansas at Kansas City, styled The KU Endownment Charitable Gift Fund vs. LSB Industries, Inc., Case No. 08-CV-2066. KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group (including its controlling party, Kent McCarthy) and the Golsen Group pursuant to an agreement entered into between us and the Jayhawk Group.  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the agreement between us and the Jayhawk Group and contrary to the terms of our issuer exchange tender offer.  KU alleges, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2 Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer.  KU alleges that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the Securities Exchange Act of 1934 (“34 Act”), a violation of §10b and Rule 10b-5 and §18 of the 34 Act, the Kansas Uniform Securities Act and common law fraud.  We intend to vigorously defend this matter. As of December 31, 2007, no liability has been established relating to this claim.  We have placed the carrier under our Executive Organizational Liability Insurance Policy Including Securities Liability (“Policy”) on notice of this claim and litigation. This matter is being defended by our insurance carrier under the Policy under a reservation of rights. Our Policy is subject to a $250,000 self insured retention for securities actions.

We received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000. During the first quarter of 2008, the parties have agreed to settle this claim by a payment to us by the Jayhawk Group of $180,000, of which we will receive approximately $125,000 after attorneys’ fees. This settlement is subject to a definitive settlement agreement.

Securities and Exchange Commission Inquiry

The SEC made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company has responded to the inquiry. At the present time, the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine:

•	if the inquiry will ever rise to the level of an investigation or proceeding, or
•	the materiality to the Company’s financial position with respect to enforcement actions, if any, the SEC may have available to it.

Other Claims and Legal Actions

Wetherell v. Climate Master, a proposed class action filed by Donna Wetherell, individually and as a class action representative, Plaintiff, and Climate Master, Inc., Defendant, in the Circuit Court of the First Judicial Circuit, Johnson County, Illinois on September 14, 2007 alleges that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court.  The plaintiff asserts claims based upon negligence, strict liability, breach of implied warranties, and the Illinois Consumer Fraud and Deceptive Business Practices Act.  Climate Master has timely filed its pleadings to remove this action to federal court. Climate Master has also filed its answer denying the plaintiff’s claims and asserting several affirmative defenses.  Climate Master’s insurers have been placed on notice of this matter. Currently the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. In addition, the Company intends to vigorously defend Climate Master in connection with this matter.  Therefore, no liability has been established at December 31, 2007.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the board of directors. Information regarding the Company's executive officers is as follows:

Jack E. Golsen (1)
Chairman of the Board and Chief Executive Officer.  Mr. Golsen, age 79 first became a director in 1969. His term was renewed for 3 years at the annual meeting in 2007. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico.  Mr. Golsen is a Trustee of Oklahoma City University.  During his career, he acquired or started the companies which formed LSB.  He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by LSB.

Barry H. Golsen (1)
Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 57, first became a director in 1981. His term will expire in 2009. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen also serves as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss
Executive Vice President of Operations and Director. Mr. Goss, age 67, first became a director in 1971. His term will expire in 2009. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby
Executive Vice President of Finance and Director. Mr. Shelby, age 66, first became a director in 1971. His term will expire in 2008. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Jim D. Jones
Senior Vice President, Corporate Controller and Treasurer. Mr. Jones, age 65, has been Senior Vice President, Controller and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1)
Senior Vice President and General Counsel. Mr. Shear, age 48, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

(1)	Barry H. Golsen is the son of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed for trading on the American Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low bid information for our common stock which reflects inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

Year Ended
December 31,
2007	2006
Quarter	High	Low	High	Low
First	$15.71	$11.41	$7.48	$5.87
Second	$23.70	$14.76	$9.19	$6.95
Third	$25.25	$17.00	$10.25	$8.25
Fourth	$28.85	$20.54	$13.20	$8.50

Stockholders

As of March 7, 2008, we had 698 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our preferred stock and our common stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ThermaClime (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the $50 million revolving credit facility (the “Working Capital Revolver Loan”) and the new $50 million loan agreement due 2012 (the “Secured Term Loan”). Under the terms of these agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us;
•
an amount not to exceed fifty percent (50%) of ThermaClime's consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus amounts paid to us within the first bullet above, provided that certain other conditions are met;

•	the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement;

•	amounts under a certain management agreement between us and ThermaClime, provided certain conditions are met, and
•	outstanding loans entered into subsequent to November 2, 2007 in excess of $2.0 million at any time.

As of December 31, 2007, we have issued and outstanding 1,000,000 shares of Series D Preferred, 585 shares Non-Cumulative Preferred and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Non-Cumulative Preferred at the rate of $10.00 a share payable April 1, which are non-cumulative; and
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

Holders of our common stock are entitled to receive dividends only when declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Years ended December 31,

2007	2006	2005	2004	2003
(Dollars In Thousands, Except Per Share Data)
Selected Statement of Operations Data:

Net sales	$586,407	$491,952	$397,115	$363,984	$317,026
Interest expense (1)	$12,078	$11,915	$11,407	$7,393	$6,097

Income from continuing operations before cumulative effect of accounting change (1) (2)	$46,534	$15,768	$5,634	$745	$3,705
Cumulative effect of accounting change	$-	$-	$-	$(536)	$-
Net income	$46,882	$15,515	$4,990	$209	$3,705
Net income (loss) applicable to common stock	$41,274	$12,885	$2,707	$(2,113)	$1,378
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$2.09	$.92	$.25	$(.12)	$.11
Net income (loss) from discontinued operations	$.02	$(.02)	$(.05)	$-	$-
Cumulative effect of accounting change	$-	$-	$-	$(.04)	$-
Net income (loss)	$2.11	$.90	$.20	$(.16)	$.11
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$1.82	$.77	$.22	$(.12)	$.10
Net income (loss) from discontinued operations	$.02	$(.01)	$(.04)	$-	$-
Cumulative effect of accounting change	$-	$-	$-	$(.04)	$-
Net income (loss)	$1.84	$.76	$.18	$(.16)	$.10

Selected Balance Sheet Data:

Total assets	$307,554	$219,927	$188,963	$167,568	$161,813
Redeemable preferred stock	$56	$65	$83	$97	$103
Long-term debt, including current portion	$122,107	$97,692	$112,124	$106,507	$103,275
Stockholders' equity	$94,283	$43,634	$14,861	$9,915	$8,862

Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)
In May 2002, the repurchase of Senior Unsecured Notes using proceeds from a Financing Agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the Financing Agreement debt were recognized against the unrecognized gain on the transaction. The Financing Agreement debt was repaid in September 2004.

(2)	Income from continuing operations before cumulative effect of accounting change includes a gain on extinguishment of debt of $4.4 million for 2004.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2007 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

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

2007 Results

LSB's 2007 sales were $586.4 million compared to $492.0 million in 2006, operating income was $59.0 million compared to $27.1 million in 2006 and income from continuing operations was $46.5 million compared to $15.8 million in 2006. Net income was $46.9 million in 2007 compared to $15.5 million for 2006.

Our Climate Control Business continued to report strong sales and operating results due to beginning backlogs and strong new order flow for the year. Our Climate Control Business net sales were $286.4 million compared to $221.2 million in 2006, a 29.5% increase. Operating income before allocation of corporate overhead was $34.2 million, a 34.5% increase over the $25.4 million in 2006.

Our Chemical Business reported improved results in 2007 with net sales of $288.8 million compared to $260.7 million in 2006, a 10.8% increase. Operating income before allocation of corporate overhead was $35.0 million compared to $9.8 million in 2006, an increase of 257.8%.  As indicated above, the increase in 2007 operating income included certain non-recurring income items totaling $7.1 million that are discussed below.

For 2007, net income also included a litigation settlement of $3.3 million and insurance recoveries totaling $3.8 million, which are described more fully below under Chemical Business.

In addition, net income for 2007 was impacted by our provision for income taxes. For 2007 and recent prior years, our provisions for income taxes have included benefits from the utilization of NOL carryforwards.  The net provisions for income taxes in 2007 and 2006 were $2,540,000 and $901,000, respectively. The 2007 provision included a current provision for federal income taxes of $5,260,000 for regular federal income tax and alternative minimum income tax (“AMT”).  The 2007 provision also included a current provision of state income taxes of $1,980,000 which includes the provision for 2007 state income taxes, as well as, $1,047,000 for uncertain state income tax positions recognized in accordance with FIN 48.

The 2007 provisions are partially offset by a benefit for deferred income taxes of $4,700,000 resulting from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million and other temporary differences. Prior to 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences. As the result of improving financial results during 2007 and our expectation of generating taxable income in the future, we determined that the valuation allowance was no longer required as of September 30, 2007. As a result, we reversed the valuation allowance as a benefit for income taxes and recognized deferred tax assets and deferred tax liabilities. At December 31, 2007, we had net current deferred tax assets of $10.0 million and net non-current deferred tax liabilities of $5.3 million.

The existence of the valuation allowance in prior years, and the reversal of the valuation allowance during 2007, caused our effective tax rate to be substantially lower in 2007 and prior years than we anticipate it being in future periods. In future periods we anticipate that our effective tax rate will more closely approximate the regular federal and state statutory tax rates, substantially increasing the income tax expense we recognize each year.

At December 31, 2007, we have federal NOL carryforwards of only approximately $2.9 million remaining. We anticipate fully utilizing the federal NOL carryforwards in 2008 at which time we will begin paying federal income taxes at regular corporate tax rates.

Due to regular tax NOL carryforwards with a full valuation allowance, the only current tax expense for 2006 was for federal AMT and state income taxes as discussed above.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continues to do so. As indicated above, Climate Control’s net sales and operating income for 2007 were higher than in 2006.  The increase in sales and operating income as compared to 2006 is attributable to strong demand for the geothermal and water source heat pumps, which reported a sales increase of $30.9 million and hydronic fan coils that reported a sales increase of $26.3 million.

Most of the products of our Climate Control Business are produced to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. As a result of strong order flow in the recent past, our Climate Control backlog of confirmed orders had increased to high levels and our lead times had pushed out beyond levels that we consider to be optimum for good customer service. In order to work the backlog down and to improve product lead times, we increased production capacity. We invested $7.6 million in 2006, an additional $6.8 million in 2007 and currently have committed approximately $3.2 million for additional plant and equipment capacity and land for future expansion. At December 31, 2007, the backlog of confirmed orders was approximately $54 million compared to $62 million at September 30, 2007 and $80 million at December 31, 2006. We expect to ship substantially all the orders in the backlog within the next twelve months.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Climate Control Business's profitability over the last few years has been affected by operating losses of certain new product lines being developed during that time. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2007, the results for these new products reflected modest improvement. Although these new products have not yet achieved profitability, we continue to believe that these new products have good long-term prospects.

Management continues to focus on the following objectives for Climate Control:

•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products, and
•	improving production and product delivery performance.

Chemical Business

Our Chemical Business has production facilities in Baytown, Texas (the “Baytown Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The Baytown and El Dorado Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline and sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline.

As indicated above, Chemicals net sales and operating income for 2007 were higher than in 2006. The increase in sales and operating income as compared to 2006 is attributable to strong demand for agricultural products and consistent demand for the industrial and mining products, Also operating income for 2007 and 2006 included the following unusual income items:

2007	2006
(In Millions)
Settlement of litigation	$3.3	$-
Insurance recoveries of business interruption claims	3.8	0.9
Total	$7.1	$0.9

The $3.3 million reflects the net proceeds of $2.7 million received by the Cherokee Facility and the retention by the Cherokee Facility of a disputed $0.6 million accounts payable as a result of the settlement agreement with Dynegy, Inc. and one of its subsidiaries to settle a previously reported lawsuit.

The $3.8 million is a result of the settlement of a business interruption claim filed by the Cherokee Facility with their insurers. The proceeds from this settlement were used for general working capital purposes.

The increase in operating income relative to sales (excluding the unusual income items noted above) is primarily a result of increased gross profit margins, resulting from higher nitrogen fertilizer demand in our agricultural markets. Low wheat and corn stocks-to-use ratios, as well as low inventories of other crops, resulted in strong demand for nitrogen fertilizer in 2007, which has had a positive effect on the approximate one-third of our sales which are sold in the agricultural markets.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. Due to the uncertainty of these commodity markets, we have developed customers that purchase our products pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 60% percent of our Chemical Business’ products sold in 2007 were to those customers.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process.  During 2007, we had accumulated precious metals in excess of our production requirements. Therefore we sold a portion of the excess metals. As a result, we recognized a gain of $2.0 million which increased gross profit and operating profit of our Chemical Business compared to 2006.  However, this increase to gross profit and operating profit of $2.0 million was partially offset by a net decrease of $1.8 million due primarily to the increase in precious metals expense of approximately $1.5 million compared to 2006 as the result of cost increases for these metals.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector, when the potential for favorable gross profit margins is available. The operation’s strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced.

Completion of Tender Offer

During November 2006, the Company entered into the Jayhawk Agreement with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed to tender 180,450 shares of the 346,662 shares of the Series 2 Preferred, if the Company made an exchange or tender offer for the Series 2 Preferred. In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange/tender offer, the Jayhawk Agreement further provided that the Golsen Group would exchange only 26,467 of the 49,550 shares of Series 2

Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate in an exchange/tender offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

On January 26, 2007, our board of directors approved and on February 9, 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. The terms of the tender offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the tender offer and the waiver of all rights to dividends in arrears on the Series 2 Preferred tendered. As a result of this tender offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. As a result, we effectively settled the dividends in arrears on the Series 2 Preferred tendered totaling approximately $7.3 million ($23.975 per share). Because the exchange was pursuant to terms other than the original conversion terms, the transaction was considered an extinguishment of the preferred stock. In addition, the transaction qualified as an induced conversion under SFAS 84.  Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007, the date the shares so tendered were accepted by our board of directors.

Included in the amounts discussed above and pursuant to the Jayhawk Agreement and the terms of the tender offer, the Jayhawk Group and the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock. As a result, we effectively settled the dividends in arrears on these shares of Series 2 Preferred tendered totaling approximately $4.96 million with $4.33 million relating to the Jayhawk Group and $0.63 million relating to the Golsen Group.

Stock Options Receiving Stockholders' Approval

We adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method effective January 1, 2006, which required us to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. As previously reported, on June 19, 2006, the Compensation and Stock Option Committee of our board of directors granted 450,000 shares of non-qualified stock options (the “Options”) to certain Climate Control Business employees, which were subject to shareholders’ approval. The option price of the Options is $8.01 per share which is based on the market value of our common stock at the date the board of directors granted the shares (June 19, 2006). The Options vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

As previously reported, the total fair value for the Options was estimated to be approximately $6.9 million, or $15.39 per share, using a Black-Scholes-Merton option pricing model. As of June 14, 2007, we began amortizing the total estimated fair value of the Options to selling, general, and administrative expense (“SG&A”) which will continue through June 18, 2016 (a weighted-average vesting period of 8.46 years). As a result, we incurred stock-based compensation expense of $0.4 million for 2007. At December 31, 2007, the total stock-based compensation expense not yet recognized is approximately $6.5 million relating to the non-vested options.

During 2005, we accounted for our stock option plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, stock-based compensation cost was not reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  If we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during 2005, using a Black-Scholes-Merton option pricing model, net income would have decreased by approximately $0.5 million.

Liquidity and Capital Resources

The following is our cash, total interest bearing debt and stockholders’ equity at December 31,:

2007	2006
(in millions)
Cash on hand	$58.2	$2.3

Long-term debt

2007 Debentures due 2012	$60.0	$-
Secured Term Loan due 2012	50.0	-
Senior Secured Loan due 2009	-	50.0
Working Capital Revolver Loan	-	26.0
2006 Debentures due 2011	-	4.0
Other	12.1	17.0
Total long-term debt	$122.1	$97.7

Total stockholder's equity	$94.3	$43.6

As indicated above, our capital structure and liquidity at December 31, 2007, are improved from that at December 31, 2006.  Although long-term debt is $24.4 million higher, there is $58 million cash on hand and the $50 million Working Capital Revolver Loan is undrawn and available to fund operations, if needed. Long-term debt, before the use of cash on hand to pay down debt, dropped from 2.2 times stockholders’ equity at December 31, 2006, to 1.3 times at December 31, 2007.

During 2007, we completed the following transactions that favorably affected our liquidity and capital resources:

•	converted the remaining $4.0 million of the 7% Convertible Senior Subordinated Debentures (the “2006 Debentures”) into 564,789 shares of our common stock;
•	exchanged, converted or redeemed the remaining 499,102 shares, net of treasury stock, of Series 2 Preferred, along with all cumulative dividends in arrears;
•	prepaid the $50 million Senior Secured Loan due 2009 from proceeds of a new $50 million secured term loan due 2012, at a lower interest rate and less collateral; and
•
finalized a private placement of the 5.5% Convertible Senior Subordinated Notes due 2012 (the “2007 Debentures”) pursuant to which we sold $60.0 million aggregate principal amount to twenty-two qualified institutional buyers.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. We received net proceeds of approximately $57.0 million, after discounts and commissions.

We used the net proceeds from the 2007 Debentures for the following:

•	$2.0 million to redeem 25,820 outstanding shares of our Series 2 Preferred (including dividends in arrears);
•	$3.9 million to repay certain outstanding mortgages and equipment loans;
•	$2.1 million to pay dividends in arrears on our outstanding shares of Series B Preferred and Series D Preferred,
•	$25.0 million was loaned to ThermaClime to reduce the outstanding borrowing under the Working Capital Revolver Loan; and
•	the remaining balance of approximately $24.0 million invested in money market investments.

In November 2007, ThermaClime and certain of its subsidiaries entered into the $50 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the Senior Secured Loan due 2009. The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%. The interest rate at December 31, 2007 was 7.90%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $48 million at December 31, 2007.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

The Working Capital Revolver Loan is a $50.0 million credit facility that provides for advances to ThermaClime and its subsidiaries based upon specified percentages of eligible accounts receivable and inventories. At December 31, 2007, there were no borrowings outstanding under this loan and approximately $0.8 million of the line was being used for issued and outstanding letters of credit. Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations.  In connection with the new Secured Term Loan due 2012, the lenders of the Working Capital Revolver Loan released their second position security liens to the assets which collateralize the Term Loan and agreed to certain other modifications to the Working Capital Revolver Loan agreement, including, among other things, a .25% reduction to the interest rate.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Loan Agreements – Terms and Conditions”.

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

Income Taxes

In 2007 and prior years, our effective tax rate has been minimal due to the availability of NOL carryforwards.  At December 31, 2007, we have federal NOL carryforwards of only approximately $2.9 million remaining.  We anticipate fully utilizing the federal NOL carryforwards in 2008 and we will begin paying federal income taxes at regular corporate tax rates.

Filing Requirements Pursuant to Sarbanes Oxley

As of June 29, 2007, our public float held by non-affiliates exceeded the $75 million threshold but was less than the $700 million threshold. As a result, we became an accelerated filer on December 31, 2007. Therefore, we have been and will continue to incur additional costs to meet the requirements as an accelerated filer for the year ended December 31, 2007 and future periods.

Capital Expenditures

General

Cash used for capital expenditures in 2007 was $14.8 million, including $5.8 million primarily for product equipment and other upgrades and for additional capacity in our Climate Control Business and $8.6 million for our Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for 2008 includes additional spending for production equipment in our Climate Control Business and spending for process and reliability improvement in our Chemical Business, including $5.6 million related to certain air emissions abatement.

Other capital expenditures for 2008 are believed to be discretionary and are dependent upon an adequate amount of liquidity and/or obtaining acceptable funding. We have carefully managed those expenditures to projects necessary to execute our business plans and those for environmental and safety compliance.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $14.1 million for 2008. The expenditures include $10.9 million for our Chemical Business and $3.2 million for our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan.

The committed capital expenditures for our Chemical Business includes approximately $5.6 million for certain capital expenditures required to expand capacity and bring the El Dorado Facility’s sulfuric acid plant air emissions to lower limits.

Certain events relating to our Chemical Business

Pryor Facility - We are evaluating the feasibility of activating all or a portion of our ammonia and urea chemical plant in Pryor, Oklahoma (the “Pryor Facility”). The feasibility study is based on producing and marketing approximately 325,000 tons of UAN fertilizer per year. A final decision to activate the Pryor Facility has not been made. If we decide to activate the Pryor Facility and the activation project is approved by our board of directors, this project could take approximately twelve months to obtain the necessary permits and complete the plant improvements. The preliminary estimated total cost to activate the Pryor Facility is approximately $15 million to $20 million with approximately one-half of these costs to be expensed as incurred.

El Dorado Facility - El Dorado Chemical Company (“EDC”) produces industrial grade ammonium nitrate for Orica USA, Inc. (“Orica”) under a multi-year supply agreement which contract includes required minimum annual and monthly volumes. Orica has notified EDC that it will significantly reduce its expected purchases for the month of March 2008 below the required minimum monthly volume.  It is currently unknown when Orica will resume purchasing at the contractual volumes. Under the terms of the contract, Orica must pay liquidated damages if it fails to purchase the minimum monthly volume, which liquidated damages compensate EDC for product not taken at the minimum monthly contractual volume. Orica has indicated that it believes the contract may  not require the payment of certain components of the normal formula price to EDC when Orica pays liquidated damages in lieu of purchasing product at the minimum monthly contractual level. The amount in question is approximately $230,000 for March 2008, although Orica has agreed to pay such amount to EDC.

Baytown Facility - The Baytown Facility is operated by EDNC, a subsidiary within our Chemical Business, under the Bayer Agreement with Bayer and a leveraged lease agreement with a financial institution (“lessor”) all of which expire in June 2009. Under the lease agreement, EDNC, as lessee, has the right to acquire the leased facility by exercising a fixed price purchase option (“purchase option”). The option price is approximately $17.6 million. Under the agreements between  EDNC and Bayer, Bayer may, at its option, require EDNC to exercise the purchase option or refuse to allow EDNC to exercise the purchase option.  If Bayer directs EDNC to exercise the purchase option, Bayer is responsible to pay the option price to the lessor. We have had preliminary discussions with Bayer regarding a renewal of the Bayer Agreement between EDNC and Bayer which may require EDNC to exercise  the purchase option under the lease agreement. If required by Bayer as a condition to renewing the agreements with Bayer, we may, in our sole discretion, agree to pay the purchase option as part of the renewal agreements, provided the economics of the transaction are acceptable to us. For 2007, the Baytown Facility contributed approximately 19% of the net sales of our Chemical Business and approximately 9% of our consolidated net sales.

Stock Repurchase Authorization

Our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our preferred stock and our common stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ThermaClime (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the $50 million Working Capital Revolver Loan and the new $50 million Secured Term Loan. Under the terms of these agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us;
•
an amount not to exceed fifty percent (50%) of ThermaClime's consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus amounts paid to us within the first bullet above, provided that certain other conditions are met;

•	the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement;
•	amounts under a certain management agreement between us and ThermaClime, provided certain conditions are met, and
•	outstanding loans entered into subsequent to November 2, 2007 in excess of $2.0 million at any time.

We have not paid cash dividends on our outstanding common stock in many years. Pursuant to our exchange/tender offer in March 2007, we issued approximately 2.3 million shares of our common stock in exchange for approximately 0.3 million shares of the Series 2 Preferred in accordance with the terms of the Series 2 Preferred. As a result, we effectively settled the dividends in arrears totaling approximately $7.3 million. Based on the terms of the tender offer, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million, which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms of the Series 2 Preferred.

During 2007, we paid cash dividends of approximately $678,000 on the 25,820 shares of Series 2 Preferred, which we redeemed pursuant to the notice of redemption we mailed to all holders of record of our Series 2 Preferred on July 12, 2007. The holders of 167,475 shares of our Series 2 Preferred exercised their right to convert each share into 4.329 shares of our common stock. For the holders that converted the shares of Series 2 Preferred into common stock, it is our position that the holders were not entitled to any dividends in arrears on those shares so converted. See “Related Party Transactions” of this MD&A as to certain comments made by the Jayhawk Group relating to our redemption and amounts paid to the Golsen Group as a result of the redemption and shares issued to the Jayhawk Group as a result of conversions of its Series 2 Preferred.

In addition, our board of directors declared and we paid dividends on the Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock totaling approximately $1,890,000, $360,000 and $6,000, respectively. These dividends were paid with a portion of the net proceeds of the 2007 Debentures and working capital. As a result, there were no unpaid dividends in arrears at December 31, 2007. See “Related Party Transactions” of this MD&A for a discussion as to the Golsen Group’s ownership of the Series B Preferred and Series D Preferred.

We do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for 2008 indicate that ThermaClime will be able to meet all required financial covenant tests for the year ending December 31, 2008.

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

Working Capital Revolver Loan – ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. In connection with the Secured Term Loan (discussed below), the Working Capital Revolver Loan was amended. The amendment includes the release of the lenders second position security liens to the assets that collateralize the Secured Term Loan and certain other modifications to the terms of the Working Capital Revolver Loan, including among other things, an interest rate reduction of .25% and an extended maturity date of April 13, 2012. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at December 31, 2007, there were no outstanding borrowings. At March 7, 2008, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.2 million. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended December 31, 2007.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous Senior Secured Loan as discussed above under “Liquidity and Capital Resources.”  The Secured Term Loan matures on November 2, 2012.

The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at December 31, 2007 was 7.90%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $48 million at December 31, 2007.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2007, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $60 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the year ended December 31, 2007.

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

A prepayment premium equal to 1% of the principal amount prepaid is due to the lender should the borrowers elect to prepay on or prior to November 6, 2009. This premium is reduced to 0.5% during the following twelve-month period and is eliminated thereafter.

Cross - Default Provisions - The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Secured Term Loan, the lender may declare an event of default, making the debt due on demand. If this should occur, there are no assurances that we would have funds available to pay such amount or that alternative borrowing arrangements would be available. Accordingly, ThermaClime could be required to curtail operations and/or sell key assets. These actions could result in the recognition of losses that may be material.

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

Related Party Transactions

Jayhawk

Jayhawk Capital Management, L.L.C., and certain of its affiliates (collectively, the “Jayhawk Group”), a former significant shareholder and affiliate, were participants to various investment transactions in certain issues of the Company’s debt and equity securities during the past several years, which both increased and decreased their ownership interest in the Company. During August 2007, the two directors appointed by the holders of our Series 2 Preferred were no longer eligible to serve on our board and as of December 31, 2007, the Jayhawk Group had decreased its ownership in our debt and equity securities to the level whereby they are no longer considered a related party. However, the Jayhawk Group was a participant in the following transactions related to our debt and equity securities during the period it was considered a related party:

During 2006, a member of the Jayhawk Group purchased $1,000,000 principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted all of such 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share pursuant to the Indenture covering the 2006 Debentures). During 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

On March 25, 2003, the Jayhawk Group purchased from us in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, 450,000 shares of common stock and a warrant for the purchase of up to 112,500 shares of common stock at an exercise price of $3.49 per share.  In connection with such sale, we entered into a Registration Rights Agreement with the Jayhawk Group, dated March 23, 2003. During 2007, the Jayhawk Group exercised the warrant and purchased 112,500 shares of our common stock at the exercise price of $3.49 per share. The aggregate 562,500 shares of our common stock were registered for resale under the Form S-1 Registration Statement, No. 333-145721, declared effective by the SEC on November 19, 2007.

During November 2006, we entered into an agreement (the “Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, that if we made an exchange or tender offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group upon certain conditions being met. The Jayhawk Agreement further provided that the Golsen Group would exchange or tender 26,467 shares of Series 2 Preferred beneficially owned by them, as a condition to the Jayhawk Group’s tender of 180,450 of its shares of Series 2 Preferred. Pursuant to the Jayhawk Agreement and the terms of our exchange tender offer, during March 2007, the Jayhawk Group and members of the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock in our tender offer. As a result, we effectively settled the dividends in arrears totaling approximately $4.96 million, with $4.33 million relating to the Jayhawk Group and $0.63 million relating to the Golsen Group.

We received a letter, dated May 23, 2007, from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. After completion of the investigation of this matter by our outside corporate/securities counsel, we attempted to settle this matter with the Jayhawk Group, but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to $819,000. During the first quarter of 2008, the parties have agreed to settle this claim by a payment to us by the Jayhawk Group of $180,000, of which we will receive approximately $125,000 after attorneys’ fees.  This settlement is subject to a definitive settlement agreement.

The redemption of all of our outstanding Series 2 Preferred was completed on August 27, 2007. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. The Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holders of Series 2 Preferred that elected to convert shares of Series 2 Preferred into our common stock prior to the scheduled redemption date were not entitled to receive payment of any dividends in arrears on the shares so converted. As a result, holders that elected to convert shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted. On or about August 16, 2007, the Jayhawk Group elected to convert the 155,012 shares of Series 2 Preferred held by it, and we issued to the Jayhawk Group 671,046 shares of our common stock as a result of such conversion.

The Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all dividends in arrears on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of dividends in arrears on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

As a holder of Series 2 Preferred, the Jayhawk Group participated in the nomination and election of two individuals to serve on our board of directors in accordance with the terms of the Series 2 Preferred. As the result of the exchanges, conversions and redemption of the Series 2 Preferred during 2007, resulting in less than 140,000 shares of Series 2 Preferred being outstanding, the right of the holders of Series 2 Preferred to nominate and elect two individuals to serve on our board of directors terminated pursuant to the terms of the Series 2 Preferred. Therefore the two independent directors elected by the holders of our Series 2 Preferred no longer serve as directors on our board of directors and the Jayhawk Group is no longer considered an affiliate of ours.

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears  on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under “Jayhawk.”

After our exchange tender offer of our Series 2 Preferred, the Golsen Group held 23,083 shares of Series 2 Preferred. Pursuant to our redemption of the remaining outstanding Series 2 Preferred during August 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in dividends in arrears pro-rata to the date of redemption. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. Holders that converted shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted.

Cash Dividends

As discussed above, during 2007, we paid cash dividends to the Golsen Group of approximately $606,000 related to 23,083 shares of Series 2 Preferred redeemed.

In September 2007, we paid the dividends in arrears on our outstanding preferred stock utilizing a portion of the net proceeds of the sale of the 2007 Debentures and working capital, including approximately $2,250,000 of dividends in arrears on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $.1 million and $3.3 million in 2007. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at December 31, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. In addition, the more critical areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Changes in Accounting Estimates

•
as discussed under “Overview - 2007 Results”, we reversed the valuation allowance on our deferred tax balances which resulted in recognition of a deferred tax benefit of $4,700,000 which is included in our provision for income taxes and

•	the recognition of $1.0 million of additional state income taxes included in our provision for income taxes as discussed above under “Overview - 2007 Results”.

The net effect of these changes in accounting estimates increased income from continuing operations and net income by $3.7 million for 2007. In addition, these changes in accounting estimates increased basic and diluted net income per share by $0.19 and $0.16, respectively, for 2007.

Receivables and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, six customers account for approximately 26% of our total net receivables at December 31, 2007. We do not believe this concentration in these six customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2007 and 2006, our allowance for doubtful accounts of $1.3 million and $2.3 million, respectively, were netted against our accounts receivable.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. At December 31, 2007 and 2006, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $13,000 and $426,000, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $460,000 and $829,000 at December 31, 2007 and 2006, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2007 and 2006, precious metals were $10.9 million and $6.4 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets.  Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2007, 2006 and 2005, the amounts expensed for precious metals were approximately $6.4 million, $4.8 million and $3.1 million, respectively. These precious metals expenses are included in cost of sales. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For 2007, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $1.8 million, $2.1 million and $1.6 million, respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $2.0 million for 2007 (none in 2006 and 2005) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and goodwill is reviewed for impairment at least annually. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2007, we had no long-lived assets that met the criteria presented in SFAS 144 to be classified as assets held for sale. We have considered impairment of our long-lived assets and goodwill. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices permanently decline dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters." Based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized impairments relating to certain non-core equipment of $120,000 relating to Corporate assets during 2005 (none in 2007 and 2006) and $250,000, $286,000 and $117,000 relating to certain capital spare parts and idle assets in our Chemical Business during 2007, 2006 and 2005, respectively. These impairments are included in other expense in the consolidated statements of income.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability insurance claims. Above these limits, we have commercial insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry excess umbrella insurance of $50 million for most general liability risks excluding environmental risks. We have a separate $30 million insurance policy covering pollution liability at our El Dorado and Cherokee Facilities. Our accrued insurance liabilities are based on estimates of claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2007 and 2006, our accrued insurance liabilities were $3.0 million and $1.6 million, respectively, and are included in accrued and other liabilities in the consolidated balance sheets. It is possible that the actual development of claims could exceed our estimates. Amounts recoverable from our insurance carriers over the self-insured limits are included in accounts receivable.

Product Warranty - Our Climate Control Business sells equipment for which we provide warranties covering defects in materials and workmanship. Generally, the base warranty coverage for most of the manufactured equipment is limited to 18 months from the date of shipment or 12 months from the date of start-up, whichever is shorter, and to 90 days for spare parts. In some cases, the customer may purchase an extended warranty. Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based on historical warranty costs. It is possible that future warranty costs could exceed our estimates. At December 31, 2007 and 2006, our accrued product warranty obligations were $1.9 million and $1.3 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

Plant Turnaround Costs - We expense the costs as they are incurred relating to planned major maintenance activities (“Turnarounds”) of our Chemical Business as described as the direct expensing method within Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is $1,040,000 and $979,000 as of December 31, 2007 and 2006, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2007, the liability for death benefits is $2.1 million ($1.4 million at December 31, 2006) which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

Environmental and Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory and environmental compliance laws and guidelines. We have developed policies and procedures related to environmental and regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2007, liabilities totaling $0.4 million have been accrued relating to a consent administrative order (“CAO”) covering the El Dorado Facility and a CAO covering our former Hallowell facility. These liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term based on results from our surface and groundwater monitoring and mitigation work plan. In addition, we will be required to make capital expenditures as it relates to the AirCAO.

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility.  We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces which we plan to maintain in an adequate condition to prevent leakage through our standard repair and maintenance activities. We do not believe the annual costs of the required monitoring and maintenance activities would be significant and we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made in accordance with FIN 47.

Income Taxes - We account for income taxes in accordance with SFAS 109 and we adopted FIN No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized.  We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options.

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime's Working Capital Revolver Loan and the  Secured Term Loan and could adversely impact our liquidity and capital resources.

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

Results of Operations

The following Results of Operations should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 and accompanying notes and the discussions above under “Overview” And “Liquidity and Capital Resources.”

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2007	2006	2005
(In Thousands)
Net sales:
Climate Control	$286,365	$221,161	$156,859
Chemical	288,840	260,651	233,447
Other	11,202	10,140	6,809
	$586,407	$491,952	$397,115

Gross profit:
Climate Control	$83,638	$65,496	$48,122
Chemical	44,946	22,023	16,314
Other	4,009	3,343	2,330
	$132,593	$90,862	$66,766

Operating income (loss):
Climate Control	$34,194	$25,428	$14,097
Chemical	35,011	9,785	7,591
General corporate expense and other business operations, net	(10,194)	(8,074)	(6,835)
	59,011	27,139	14,853

Interest expense	(12,078)	(11,915)	(11,407)
Non-operating income, net:
Climate Control	2	1	-
Chemical	109	311	362
Corporate and other business operations	1,153	312	1,199
Provision for income taxes	(2,540)	(901)	(118)
Equity in earnings of affiliate - Climate Control	877	821	745
Income from continuing operations	$46,534	$15,768	$5,634

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

The following table contains certain information about our net sales in different industry segments for 2007 and 2006:

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$165,115	$134,210	$30,905	23.0%
Hydronic fan coils	85,815	59,497	26,318	44.2%
Other HVAC products	35,435	27,454	7,981	29.1%
Total Climate Control	$286,365	$221,161	$65,204	29.5%

Chemical:
Agricultural products	$117,158	$89,735	$27,423	30.6%
Industrial acids and other chemical products	95,754	95,208	546	0.6%
Mining products	75,928	75,708	220	0.3%
Total Chemical	$288,840	$260,651	$28,189	10.8%

Other	$11,202	$10,140	$1,062	10.5%

Total net sales	$586,407	$491,952	$94,455	19.2%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of increases in original equipment manufacturer (“OEM”), export and commercial shipments. In total, the number of geothermal and water source heat pump products shipments increased by approximately 10% in 2007 as compared to 2006. In addition, an increase of approximately 13% relates to the change in product mix and price increases. The price increases were instituted in response to rising raw material and component purchase prices. Due to the significant backlog of customer orders at the time the price increases were put into effect, the impact of customer price increases trail cost increases in raw material and component purchase prices. In 2007, the impact of price increases is estimated to be approximately 4%. We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils increased primarily due to a 16% increase in the number of units sold due to an increase in large customer orders as well as a 25% increase in average unit sales prices as the result of the change in product mix, lower discounting, and higher selling prices driven by raw material cost increases;

•	Net sales of our other HVAC products increased primarily as the result of engineering and construction services due to work completed on construction contracts.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only nitric acid products. The volume of tons sold and the sales prices for the Chemical Business increased 3% and 7%, respectively, compared with 2006.

•
Overall, volume at the El Dorado Facility remained essentially the same while sales prices increased 10%. However, our product mix shifted in 2007 from industrial acids products to agricultural products driven by increased agricultural demand. The increase in sales prices includes a 17% increase relating to our nitrogen fertilizer products.

•
Overall volume at the Cherokee Facility increased 7% and sales prices increased 11%. The Cherokee Facility also experienced the same market-driven demand for nitrogen fertilizer products in 2007, which resulted in a 54% increase in volume and a 32% increase in sales prices relating to these products. Additionally, there were low demand and production curtailments experienced throughout the first quarter of 2006 as the result of reduction in orders from several key customers due to the high cost of natural gas caused by the effects of Hurricane Katrina.

•	Volume increased 5% while sales prices remained essentially the same at the Baytown Facility.

Other - Net sales classified as “Other” consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2007 and 2006:

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$83,638	$65,496	$18,142	27.7%
Chemical	44,946	22,023	22,923	104.1%
Other	4,009	3,343	666	19.9%
	$132,593	$90,862	$41,731	45.9%

Gross profit percentage (1):
Climate Control	29.2%	29.6%	(0.4)%
Chemical	15.6%	8.4%	7.2%
Other	35.8%	33.0%	2.8%
Total	22.6%	18.5%	4.1%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume, change in product mix, and price increases as discussed above. Our gross profit percentage as a percentage of sales decreased by 0.4% primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective as well as changes in product mix.

The increase in gross profit of our Chemical Business relates primarily to improved margins on agricultural products sold by the El Dorado and Cherokee Facilities. Comparing 2007 with 2006, there was little change in the cost of the El Dorado and Cherokee Facilities’ primary feedstocks, ammonia and natural gas.  As a result, the higher selling prices and volumes as discussed above are the primary reasons for the increase in the gross profit percentage.

During 2007 and 2006, we recorded the realization of losses on certain nitrogen-based inventories of approximately $0.4 million and $1.0 million, respectively. In addition, during 2007, we realized insurance recoveries of approximately $3.8 million relating to a business interruption claim associated with the Cherokee Facility. In 2006, we realized insurance recoveries of approximately $0.9 million relating to a business interruption claim associated with the El Dorado Facility. The above transactions contributed to an increase in gross profit for each respective period.

As discussed above under “Overview-Chemical Business,” our Chemical Business uses precious metals as a catalyst in the manufacturing process. During 2007, we had accumulated precious metals in excess of our production requirements. Therefore we sold a portion of the excess metals. As a result, we recognized a gain of $2.0 million which increased gross profit compared to 2006. However, this increase in gross profit of $2.0 million was partially offset by a decrease of $1.8 million due primarily to the increase in precious metals expense of approximately $1.5 million compared to 2006 as the result of cost increases for these metals.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less SG&A incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for 2007 and 2006:

2007	2006	Change
(In Thousands)
Operating income:
Climate Control	$34,194	$25,428	$8,766
Chemical	35,011	9,785	25,226
General corporate expense and other business operations, net	(10,194)	(8,074)	(2,120)
	$59,011	$27,139	$31,872

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $18.1 million as discussed above. This increase in operating income was partially offset primarily by increased personnel cost of $1.8 million as the result of increased number of personnel and group healthcare costs, increased commissions and warranty expenses of $1.6 million and $1.1 million, respectively, due to increased sales volume and distribution/product mix increased shipping and handling costs of $0.7 million due to increased sales volume and rising fuel costs and increased consulting fees of $0.5 million primarily due to efforts to promote governmental support in the geothermal market. In addition, our Climate Control Business recognized income of $1.2 million in 2006 relating to an arbitration award received relating to an arbitration case involving a subsidiary within the Climate Control Business.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $22.9 million as discussed above. Also as discussed above under “Overview - Chemical Business”, our Chemical Business recognized income of approximately $3.3 million relating to a litigation settlement during 2007.

General Corporate Expense and Other Business Operations, Net: The net increase of $2.1 million in our general corporate expense and other business operations, net relates primarily to an increase of professional fees of $1.3 million primarily as the result of costs incurred associated with the evaluation and audit of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements and an increase of $1.0 million in personnel costs due, in part, to increased group health care costs which was partially offset by the increase of $0.7 million in gross profit classified as “Other” as discussed above.

Interest Expense - Interest expense was $12.1 million for 2007 compared to $11.9 million for 2006, an increase of $0.2 million. This net increase includes $2.0 million relating to the 2007 Debentures, $0.6 million relating to the Secured Term Loan and the $0.6 million change in the fair value of our interest rate caps. This increase was partially offset by a decrease of $1.3 million as the result of the conversions of the 2006 Debentures during 2006 and 2007, a decrease of $1.1 million primarily due the pay down of the Working Capital Revolver Loan during 2007, and a decrease of $0.6 million as the result of the acquisition of the 10.75% Senior Unsecured Notes during 2006.

Provision For Income Taxes - The provision for income taxes for 2007 was $2.5 million compared to $0.9 million for 2006. The increase of $1.6 million was primarily the result of an increase in the federal and state income taxes resulting from increased taxable income and additional prior year state income taxes recorded under FIN 48. This increase was partially offset by the benefit of deferred taxes from the reversal of valuation allowances discussed above under “Overview - 2007 Results”.

Net Loss (Income) From Discontinued Operations - Net income from discontinued operations was $0.3 million for 2007 compared to a net loss from discontinued operations of $0.3 million for 2006.  The loss incurred in 2006 relates primarily to provisions for our estimated costs to investigate and delineate a site in Hallowell, Kansas as a result of meetings with the KDHE during 2006. However, on September 12, 2007, the KDHE approved our proposal to perform surface and groundwater monitoring and to implement a mitigation work plan to acquire additional field data. As a result of receiving approval from the KDHE for our proposal, net income from discontinued operations for 2007 relates primarily to the reduction of our liability for the estimated costs associated with this remediation.

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

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. Overall, volume of tons sold for the Chemical Business increased 12% while sales prices remained consistent with 2005.

•
Volume at the El Dorado Facility increased 14% primarily related to agricultural products as the result of the loss of production during the first half of 2005 as discussed below, to industrial acid and other chemical products due to spot sales opportunities, and to mining products relating to the growth of coal mining in the mining industry;

•	Volume at the Baytown Facility increased 24% as the result of a closing of a chemical facility within our market and other various spot sales opportunities;
•
Volume at the Cherokee Facility decreased 6% resulting from the suspension of production during the first half of January 2006 as the result of a reduction in orders from several key customers due to the increased natural gas costs and further production curtailments throughout the first quarter of 2006.

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

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for 2006 and 2005:

2006	2005	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$65,496	$48,122	$17,374	36.1%
Chemical	22,023	16,314	5,709	35.0%
Other	3,343	2,330	1,013	43.5%
	$90,862	$66,766	$24,096	36.1%

Gross profit percentage (1):
Climate Control	29.6%	30.7%	(1.1)%
Chemical	8.4%	7.0%	1.4%
Other	33.0%	34.2%	(1.2)%
Total	18.5%	16.8%	1.7%

(1)	As a percentage of net sales

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume as discussed above.  The decline in our gross profit percentage was primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective.

The net increase in gross profit of our Chemical Business relates primarily to:

•
The Cherokee Facility as the result of not incurring the disruptions at the plant caused by the rise in natural gas costs due to the hurricanes in the U.S. Gulf in 2005 and a decrease in electricity costs as a result of a  negotiated reduction in utility rates in 2006;

•	The Baytown Facility due primarily to the increase in sales volume as discussed above;
•	The El Dorado Facility as the result of the increase in sales volume as discussed above.

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

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $17.4 million as discussed above, an arbitration award of $1.2 million received in 2006 relating to the arbitration case involving a subsidiary within the Climate Control Business, and a decrease in professional fees of $1.0 million primarily as the result of fees incurred during 2005 relating to this arbitration case. This increase in operating income was partially offset by increased shipping and handling costs of $3.9 million due to increased sales volume and rising fuel costs, increased commissions of $1.8 million due to increased sales volume and distribution mix and increased personnel cost of $1.6 million as the result of increased number of personnel and higher incentives, and increased warranty costs of $0.7 million due to the increased sales volume.

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

Interest Expense - Interest expense was $11.9 million for 2006 compared to $11.4 million for 2005, an increase of $0.5 million. This net increase in interest expense includes $1.1 million relating to the 2006 Debentures sold in March 2006 and $0.3 million of additional consideration paid in conjunction with the conversion of a portion of the 2006 Debentures during 2006 which was partially offset by a decrease of $0.8 million relating to the Notes which were purchased or redeemed during 2006.

Non-Operating Other Income, net - Our non-operating other income, net was $0.6 million for 2006 compared to $1.6 million for 2005. In 2005, we recognized net proceeds from life insurance policies of $1.2 million.

Provision For Income Taxes - Due to NOL carryforwards, provisions for income taxes consist of federal alternative minimum taxes and state income taxes for 2006 and federal alternative minimum taxes for 2005.

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

For 2007, net cash provided by continuing operating activities was $46.8 million, including net income (which includes insurance recoveries of $3.8 million under our business interruption insurance policy and a litigation settlement of $3.3 million), plus depreciation and amortization, deferred income taxes, and other adjustments offset by cash used by the following changes in assets and liabilities:

Accounts receivable increased a net $4.4 million including:

•
an increase of $2.4 million relating to the Chemical Business as the result of increased sales at the Cherokee Facility as discussed above under “Results of Operations” and a portion of the business interruption insurance claim discussed above under “Overview – Chemical Business”,

•	an increase of $0.7 million relating to group health insurance claims in excess of our self-insured limits,
•
a net increase of $0.5 million relating to the Climate Control Business due primarily to increased sales of hydronic fan coils and other HVAC products relating to engineering and construction services as discussed above under “Results of Operations” which was partially offset by a decrease in the average number of days our receivable balances were outstanding relating to our heat pump product customers, and

•	an increase of $0.6 million relating to the timing of payments received from our customers of industrial machinery.

Inventories increased a net $11.0 million including:

•
a net increase of $5.3 million relating to the Climate Control Business primarily relating to heat pump and hydronic fan coil products due primarily to increased levels of raw materials and finished goods on hand as the result of the expansion of our facilities to meet customer demands and the increase in number of construction contracts in progress  partially offset by a decrease in inventories held by our large custom air handler operation as a result of an increase in sales and a decrease in production during the fourth quarter of 2007,

•
an increase of $3.9 million in the Chemical Business relating primarily to the Cherokee Facility as a result of a significant amount of inventory on hand which was not delivered to a customer until January 2008 and a reduction of inventory on hand at the end of 2006 due to a Turnaround performed in December 2006, and

•	an increase of $1.8 million relating to our industrial machinery to meet customer demand.

Other supplies and prepaid items increased $4.9 million primarily due to an increase in the cost of precious metals and additional metals purchased and recovered net of the amount consumed in the manufacturing process and sold by our Chemical Business.

Accounts payable decreased $5.1 million primarily due to:

•
a decrease of $3.9 million in our Chemical Business resulting primarily from the payment of invoices relating to the Baytown Facility’s property taxes and scheduled lease billings and the payment of invoices relating to a Turnaround performed in December 2006 at the Cherokee Facility and

•
a decrease of $1.5 million in our Climate Control Business resulting primarily from a decrease  in the average number of days outstanding partially offset by an increase in purchases of raw materials to manufacture primarily hydronic fan coil and air handler products.

Customer deposits increased $6.6 million primarily due to:

•	an increase of $7.8 million in our Chemical Business due to the increase in deposits received on sales commitments by the Cherokee and El Dorado Facilities partially offset by
•	a decrease of $1.3 million in our Climate Control Business due primarily as the result of recognizing the sales of large custom air handlers associated with those deposits.

The decrease in deferred rent expense of $0.9 million is due to the scheduled lease payments in 2007 exceeding the rent expense recognized on a straight-line basis.

The increase in other current and noncurrent liabilities of $8.7 million includes:

•
an increase of $4.0 million of accrued income and property taxes due primarily to the increase in income taxes resulting from increased taxable income, increase in uncertain tax positions under FIN 48, and taxes in additional state jurisdictions,

•	an increase of $1.3 million of accrued insurance due primarily to changes in our insurance programs and as a result of an increase in group insurance claims as of December 31, 2007,
•
an increase of $1.2 million of accrued payroll and related benefits primarily relating to the Climate Control Business as the result of increases in the number of personnel and compensation incentives,

•	an increase of $1.0 million of deferred revenue on extended warranty contracts as the result of an increase in sales of our water source heat pump products, and
•	and a net increase of $1.2 million due to other individually immaterial items.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $11.8 million for 2007, which included $14.8 million for capital expenditures of which $5.8 million are for the benefit of our Climate Control Business and $8.6 million are for our Chemical Business and the purchase of interest rate cap contracts for $0.6 million. These expenditures were partially offset by proceeds from restricted cash of $3.5 million, which was primarily used to pay down debt.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $21.2 million, which primarily consisted of:

•	net proceeds of $57.0 million from the 2007 Debentures as discussed above under “Liquidity and Capital Resources”,
•	proceeds of $50.0 million from the Secured Term Loan as discussed above under “Liquidity and Capital Resources”,
•	net proceeds of $2.4 million from other long-term debt primarily for working capital purposes,
•	proceeds of $1.9 million from the exercise of stock options and a warrant,
•	excess tax benefit of $1.7 million on stock options exercised, offset in part, by the
•	payoff of the Senior Secured Loan of $50.0 million as discussed above under “Liquidity and Capital Resources”,
•	payments of $26.4 million on revolving debt facilities, net of proceeds, primarily from the use of proceeds from the 2007 Debentures,
•	payments of $9.2 million on other long-term debt and debt issuance costs,
•	dividend payments of $2.9 million on preferred stock,
•	payments of $2.1 million on short-term financing and drafts payable, net of proceeds, and
•	payments of $1.3 million to acquire non-redeemable preferred stock.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2007, our investment was $3.4 million. For 2007, distributions received from this Partnership were $0.8 million and our equity in earnings was $0.9 million. As of December 31, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2007 are summarized in the following table.

                                                           Payments Due in the Year Ending December 31,

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
(In Thousands)
Long-term debt:

5.5% Convertible Senior Subordinated Notes	$60,000	$-	$-	$-	$-	$60,000	$-

Secured Term Loan due 2012	50,000	-	-	-	-	50,000	-

Capital leases	1,230	514	236	253	165	62	-

Other	10,877	529	806	900	954	1,010	6,678

Total long-term debt	122,107	1,043	1,042	1,153	1,119	111,072	6,678

Interest payments on long-term debt (1)	38,828	8,063	7,988	7,909	7,828	5,536	1,504

Capital expenditures (2)	14,067	14,067	-	-	-		-

Operating leases:
Baytown Facility lease	16,054	11,173	4,881	-	-		-

Other operating leases	12,127	3,351	2,859	1,962	1,310	1,004	1,641

Exchange-traded futures contracts	15,953	15,953	-	-	-	-	-

Accrued contractual manufacturing obligations	1,548	1,548	-	-	-	-	-

Purchase obligations	2,784	1,044	1,044	696	-	-	-

Contractual obligations included in noncurrent accrued and other liabilities	3,071	-	115	94	97	159	2,606
Total	$226,539	$56,242	$17,929	$11,814	$10,354	$117,771	$12,429
(1)	The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2007.

(2)	Capital expenditures include only non-discretionary amounts in our 2008 capital expenditure budget.

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

Forward Sales Commitments Risk

Periodically our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2007, we had no embedded losses associated with sales commitments with firm sales prices.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million of debt and mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 to help minimize our interest rate risk exposure associated with debt. These contracts set a maximum three-month LIBOR base rate of 5.35% on $50 million of debt and mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS No.133. At December 31, 2007, the market value of these contracts was $426,000.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2007, our purchase commitments under these contracts were for 3,875,000 pounds of copper through December 2008 at a weighted-average cost of $3.02 per pound ($11.7 million) and a weighted-average market value of $3.04 per pound ($11.8 million). In addition, our Chemical Business had purchase commitments under these contracts for 530,000 MMBtu of natural gas through April 2008 at a weighted-average cost of $7.98 per MMBtu ($4.2 million) and a weighted-average market value of $7.51 per MMBtu ($4.0 million).

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive financial instruments and our purchase commitments under exchange-traded futures contracts and related weighted-average contract costs by contract terms as of December 31, 2007.

Years ending December 31,
(Dollars In Thousands, Except For Per Pound And MMBtu)
2008	2009	2010	2011	2012	Thereafter	Total
Expected maturities of long-term debt (1):
Variable rate debt	$155	$-	$-	$-	$50,000	$-	$50,155

Weighted-average
interest rate	7.89%	7.90%	7.90%	7.90%	7.90%	-%	7.90%

Fixed rate debt	$888	$1,042	$1,153	$1,119	$61,072	$6,678	$71,952

Weighted-average
interest rate	5.73%	5.71%	5.69%	5.66%	5.76%	6.81%	5.85%

Exchange-traded futures contracts:
Copper:
Total cost of contracts	$11,722						$11,722

Weighted-average cost per pound	$3.02						$3.02

Natural gas:
Total cost of contracts	$4,231						$4,231

Weighted-average cost per MMBtu	$7.98						$7.98

(1)	The variable and fixed rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2007.

Due to their short-term nature, the carrying values of financial instruments classified as cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued and other liabilities approximated their estimated fair values. Carrying values for our interest rate cap contracts and exchange-traded futures contracts approximate their fair value since they are accounted for on a mark-to-market basis. Carrying values for variable rate borrowings are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the 5.5% Senior Convertible Senior Subordinated Notes (“2007 Debentures”) and the 7% Senior Convertible Senior Subordinated Notes (“2006 Debentures”), are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. The estimated fair value of the 2007 and 2006 Debentures are based on the conversion rate and market price of our common stock at December 31, 2007 and 2006, respectively. The following table shows the estimated fair value and carrying value of our borrowings at:

December 31, 2007	December 31, 2006
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$50,000	$50,000	$-	$-
Working Capital Revolver Loan	-	-	26,048	26,048
Senior Secured Loan (1)	-	-	53,774	50,000
Other bank debt and equipment financing	155	155	2,517	2,517

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	61,632	60,000	-	-
Other bank debt and equipment financing	12,298	11,952	14,853	15,127
7% Convertible Senior Subordinated Notes	-	-	6,543	4,000
	$124,085	$122,107	$103,735	$97,692

(1) The Senior Secured Loan had a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As previously reported, we had noted various significant deficiencies in our disclosure controls and procedures. At December 31, 2007, however, we identified one significant deficiency relating to controls over electronic spreadsheets. To mitigate this lack of controls over spreadsheets, we implemented additional review and approval procedures over these spreadsheets. In evaluating the effectiveness of our disclosure controls and procedures at December 31, 2007 as discussed below, management considered these mitigating controls and controls involving financial review procedures.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders'

equity, and cash flows for each of the three years in the period ended December 31, 2007 of LSB Industries, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 13, 2008

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

•	the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products,
•	our Climate Control Business is a leading provider of hydronic fan coils,
•	the amount of capital expenditures relating to the Climate Control Business,
•	obtaining raw materials for our Climate Control Business,
•
the majority of raw material cost increases, if any, will be passed to our customers in the form of higher prices as product price increases are implemented and take effect and while we believe we will have sufficient materials, a shortage of raw materials could impact production of our Climate Control products,

•	our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States,
•	we are competitive as to price, service, warranty and product performance in our Climate Control Business,
•	our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets,
•	shipping substantially all of our backlog at December 31, 2007 within the next twelve months,
•
increasing the sales and operating margins of all products, developing and introducing new    and energy efficient products, and increasing production to meet customer demand in the Climate Control Business,

•	our performance has been and will continue to be dependent upon the efforts of our principal executive officers and our future success will depend in large part on our continued ability to
•	attract and retain highly skilled and qualified personnel,
•	our NOL carryforwards and unrecognized tax benefits relating to NSOs to be utilized to reduce federal income tax payments for 2008,
•	not paying dividends on our common stock in the foreseeable future,
•	the concentration relating to receivable accounts of six customers at December 31, 2007 does not represent a significant credit risk due to the financial stability of these customers,
•
important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process,

•	the annual United States market for water source heat pumps and hydronic fan coils to be approximately $589 million based on data supplied by the ARI,
•	these investments have and will increase our capacity to produce and distribute our Climate Control products,
•	the new products of our Climate Control Business have good long-term prospects,
•	our Chemical Business has established leading regional market positions, which is a key element in the success of this business,
•
sales prices of our agricultural products have only a moderate correlation to the anhydrous ammonia and natural gas feedstock costs and reflect market conditions for like and competing nitrogen sources, which can compromise our ability to recover our full cost to produce the product in this market,

•	the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential,
•
our primary efforts to improve the results of our Chemical Business include maintaining the current level of non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector,

•	the El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products,
•	as of the date of this report, the recent world sulfur shortages have led to a significant increase in the cost of this raw material during the second half at 2007 and into 2008,
•	our Chemical Business’ strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced,
•
our primary efforts to improve the results of our Chemical Business include maintaining the current level of non-seasonal sales volumes with an emphasis on customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector,

•	certain capital expenditures required to expand capacity and bring the El Dorado Facility’s sulfuric acid plant air emissions to lower limits,
•	other capital expenditures for 2008 are discretionary and dependent upon an adequate amount of liquidity and/or obtaining acceptable funding,
•	fully utilizing the regular NOL carryforwards in 2008 at which time we will begin recognizing and paying federal income taxes at regular corporate tax rates,

•	the agricultural products are the only seasonal products,
•	we are the largest domestic merchant marketer of concentrated and blended nitric acids,
•	competition within the Chemical Business is primarily based on service, price, location of production and distribution sites, and product quality and performance,
•	the amount of additional expenditures relating to the Air CAO,
•	the annual costs of required monitoring and maintenance activities would not be significant relating to certain facilities in our Chemical Business,
•	the estimated costs to activate the Pryor Facility,
•
our Chemical Business to focus on growing our non-seasonal industrial customer base with the emphasis on customers that accept the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector,

•	obtaining our requirements for raw materials in 2008,
•	the amount of committed capital expenditures for 2008,
•
new and proposed requirements to place additional security controls over ammonium nitrate and other nitrogen fertilizers will not materially affect the viability of ammonium nitrate as a valued product,

•	under the terms of an agreement with a supplier, the El Dorado Facility purchasing a majority of its anhydrous ammonia requirements through at least December 31, 2008,
•	ability to obtain anhydrous ammonia from other sources in the event of an interruption of service under our existing purchase agreement,
•	using the Working Capital Revolver Loan to fund our working capital requirements,
•	outcomes of various contingencies adversely impacting our liquidity and capital resources,
•	meeting all required covenant tests for all quarters and the year ending in 2008, and
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

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,

•	the cost for the purchase of anhydrous ammonia and natural gas,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	adverse results in any of our pending litigation,
•	inability to obtain necessary raw materials,
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report, and
•	other factors described in “Risk Factors”.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

The Certificate of Incorporation and By-laws of the Company provide for the division of the Board of Directors into three classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year; with each class of directors elected for a term of three years and until the shareholders elect their qualified successors.

The Company’s By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 13. The Board of Directors currently has set the number of directors at 13.

Directors

Raymond B. Ackerman, age 85. Mr. Ackerman first became a director in 1993. His term will expire in 2008. From 1952 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the firm. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Hall of Fame in 1993 and the Oklahoma Commerce and Industry Hall of Fame in 1998.

Robert C. Brown, M.D., age 76. Dr. Brown first became a director in 1969. His term will expire in 2009. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. and President and Chief Executive Officer of ClaimLogic L.L.C. Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years in the United States Navy as a doctor and over three years at the Mayo Clinic. Dr. Brown is also a Clinical Professor at University of Oklahoma Medical School.

Charles A. Burtch, age 72. Mr. Burtch first became a director in 1999. His term will expire in 2010. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University.

Robert A. Butkin, age 55.  Mr. Butkin first became a director in August 2007.  His term will expire in 2010.  Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President of BRJN Capital Corporation a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various organizations, including holding the presidency of the Southern State Treasurers Association.  He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers.  In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in Philadelphia in 1978.

Barry H. Golsen, J.D., age 57. Mr. Golsen first became a director in 1981. His term will expire in 2009. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen also serves as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

Jack E. Golsen, age 79. Mr. Golsen first became a director in 1969. His term will expire in 2010. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in that capacity since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company.

David R. Goss, age 67. Mr. Goss first became a director in 1971. His term will expire in 2009. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Bernard G. Ille, age 81. Mr. Ille first became a director in 1971. His term will expire in 2008. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for ten years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He was a director of Landmark Land Company, Inc., which was the parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

Donald W. Munson, age 75. Mr. Munson first became a director in 1997. His term will expire in 2008. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota.

Ronald V. Perry, age 58. Mr. Perry first became a director in August 2007.  His term will expire in 2008.  Mr. Perry currently serves as President of Prime Time Travel, which he founded in 1979. Mr. Perry has served in various charitable and civic organizations. Mr. Perry is also a past President of the Oklahoma City Food Bank and has served as President of the OKC Food Bank Board of Directors. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration.

Horace G. Rhodes, age 80. Mr. Rhodes first became a director in 1996. His term will expire in 2010. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

Tony M. Shelby, age 66. Mr. Shelby first became a director in 1971. His term will expire in 2008. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

John A. Shelley, age 57. Mr. Shelley first became a director in 2005. His term will expire in 2009. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union (“Bank of Union”) located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by the Company prior to 1994. Mr. Shelley is a graduate of the University of Oklahoma.

Directors Whose Term Expired in 2007

Grant J. Donovan, age 51. Mr. Donovan was a director from 2002 to August 2007. Mr. Donovan is President and founder of Galehead, Inc., a company specializing on the collections of accounts receivable in the international maritime trade business. Mr. Donovan received his MBA from Stanford University and his undergraduate degree in Civil Engineering from the University of Vermont. He currently is on the board of directors of EngenderHealth, an international aid organization (established over 50 years ago), focused on improving women’s healthcare.

N. Allen Ford, age 65. Mr. Ford was a director from 2002 to August 2007. Mr. Ford joined the University of Kansas in 1976 where his teaching and research duties focus mainly on taxation. At the University of Kansas, he has won several teaching awards and is the Larry D. Horner/KPMG Peat Marwick Distinguished Professor of Accounting. He received his Ph.D. in Accounting from the University of Arkansas.

The terms of the $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“ Series 2 Preferred”) provided that if and so long as at least 140,000 shares of Series 2 Preferred were outstanding, whenever dividends on the Series 2 Preferred were in arrears and unpaid in an amount equal to at least six quarterly dividends:

•	the number of members of the Board of Directors of the Company shall be increased by two effective as of the time of election of such directors;
•
the Company shall, upon the written request of the record holder of 10% of the shares of Series 2 Preferred, call a special meeting of the Series 2 Preferred holders for the purpose of electing such two additional directors;

•	the Series 2 Preferred holders have the exclusive right to vote for and elect such two additional directors; and
•
the term of office for such additional directors will terminate immediately upon the termination of the right of the Series 2 Preferred holders to vote for such directors, subject to the requirements of Delaware law.

In March 2002, the holders of the Series 2 Preferred elected Mr. Allen Ford and Mr. Grant Donovan to serve as members of the Board of Directors pursuant to the terms of the Series 2 Preferred. On August 21, 2007, as a result of conversions of the Series 2 Preferred prior to the August 27, 2007 redemption date for the Series 2 Preferred, less than 140,000 shares of Series 2 Preferred remained outstanding, and Messrs. Donovan and Ford’s terms as members of the Board of Directors automatically terminated on that date.

Family Relationships

Jack E. Golsen is the father of Barry H. Golsen and Steve J. Golsen and the brother-in-law of Dr. Robert C. Brown. Dr. Robert C. Brown is the uncle of Barry H. Golsen and Steve J. Golsen. David M. Shear is the nephew by marriage to Jack E. Golsen and son-in-law of Dr. Robert C. Brown. Steve J. Golsen is the Chief Operating Officer of our Climate Control Business. Heidi Brown Shear, Senior Vice President and General Counsel of the Company, is the daughter of Dr. Robert C. Brown and spouse of David M. Shear. As of December 31, 2007, we employed 1,788 persons, of which these 4 employees are relatives of Jack E. Golsen.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers, and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of the Company’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2007, or written representations that no Form 5 was required to be filed, the Company believes that during 2007 all directors and officers of the Company and beneficial owners of more than 10% of the Company’s common stock filed timely their required Forms 3, 4, or 5, except (a) Kent C. McCarthy, Jayhawk Institutional Partners, L.P., Jayhawk Capital Management LLC, Jack Golsen, Barry Golsen, Steve Golsen, SBL LLC, Tony Shelby, Grant Donovan, and Allen Ford each inadvertently filed one late Form 4 late to report the exchange of shares of $3.25 Convertible Exchangeable Class C Preferred, Series 2 Stock for shares of common stock pursuant to the Company’s issuer tender offer completed on March 13, 2007, (b) David Goss inadvertently filed one late Form 4 to report one transaction, (c) each of Bernard Ille and Charles Burtch inadvertently filed one late Form 4 to report two transactions and (d) Raymond Ackerman filed a late Form 5 to report three gifts.

Code of Ethics

The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of the Company and each of the our subsidiaries, or persons performing similar functions, are subject to our Code of Ethics.

We and each of our subsidiary companies have adopted an amended Statement of Policy Concerning Business Conduct applicable to our employees. Our Code of Ethics and Amended Statement of Policy Concerning Business Conduct are available on our website at http://www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the AMEX, on our website.

Audit Committee

We have has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, and Ray Ackerman. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the AMEX as of the Company’s fiscal year end. During 2007, the Audit Committee had nine meetings.

Audit Committee Financial Expert

While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not presently include a director that qualifies for designation as an “audit committee financial expert.” However, each of the current members of the Audit Committee is able to read and understand fundamental financial statements and at least one of its members is “financially sophisticated” as defined by applicable AMEX rules. The Board of Directors believes that the background and experience of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee. For these reasons, although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, our Board of Directors has concluded that the ability of our Audit Committee to perform its duties is not impaired by the absence of an “audit committee financial expert.”

Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) has three members and met two times during 2007.  The Committee is comprised of non-employee, independent directors in accordance with the rules of the AMEX.  The Board has adopted a Compensation and Stock Option Committee Charter which governs the responsibilities of the Compensation Committee.  This charter is available on the Company’s website at www.lsb-okc.com, and is also available from the Company upon request.

The Compensation Committee’s responsibilities include, among other duties, the responsibility to:

•	establish the base salary, incentive compensation and any other compensation for the Company’s executive officers;
•
administer the Company’s management incentive and stock-based compensation plans, non-qualified death benefits, salary continuation and welfare plans, and discharge the duties imposed on the Compensation Committee by the terms of those plans; and

•	perform other functions or duties deemed appropriate by the Board.

Decisions regarding non-equity compensation of non-executive officers of the Company and the executive officers of the Company named in the Summary Compensation Table (the “named executive officers”) other than the Chief Executive Officer and the President, are made by the Company’s Chief Executive Officer and presented for approval or modification by the Committee.

The agenda for meetings of the Compensation Committee is determined by its Chairman with the assistance of the Company’s Chief Executive Officer. Committee meetings are regularly attended by the Chief Executive Officer.  At each Compensation Committee meeting, the Compensation Committee also meets in executive session without the Chief Executive Officer.  The Committee’s Chairman reports to the Board the Compensation Committee’s recommendations on compensation for the Chief Executive Officer and the President.  The Chief Executive Officer may be delegated authority to fulfill certain administrative duties regarding the compensation programs.

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.  If an outside consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee.  For 2007, no outside consultants were engaged by the Compensation Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Our long-term success depends on our ability to efficiently operate our facilities, to continue to develop our product lines and technologies, and to focus on developing our product markets.  To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.

The Compensation Committee has responsibility for the establishment in consultation with management, of our compensation philosophy for its senior executive officers and the implementation and oversight of a compensation program consistent with the philosophy. This group of senior executive officers includes the named executive officers, as well as our other executives.

A primary objective of the Compensation Committee is to ensure that the compensation paid to the senior executive officers is fair, reasonable, and competitive and provides incentives for superior performance.  The Compensation Committee is responsible for approval of all decisions for the direct compensation, including the base salary and bonuses, stock options and other benefit programs for the Company’s senior executive officers, including the named executive officers.

In general, the day to day administration of savings, health and welfare plans and policies are handled by a team of the legal and finance department employees. The Compensation Committee (or Board) remains responsible for key policy changes outside of the day to day requirements necessary to maintain these plans and policies.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program rewards the executive’s achievements and contribution towards the Company achieving its long-term strategic goals. However, the Compensation Committee does not believe that executive compensation should be tied to specific numeric or formulaic financial goals or stock price achievement by the Company. The Compensation Committee recognizes that, given the volatility of the market in which we do business, our economic performance in any given time frame may not be an accurate measurement of our senior executive officer’s performance. The Compensation Committee values both personal contribution and teamwork as factors to be rewarded. The Compensation Committee believes that it is important to align executives’ interests with those of stockholders through the use of stock option incentive programs. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly talented employees in key positions, and that compensation provided to key employees will remain competitive relative to our other senior executive officers. The Compensation Committee believes that executive compensation packages should include both cash and stock-based compensation, as well as other benefit programs to encourage senior executive officers to remain with the Company and have interests aligned with those of the Company. Based on the foregoing, the Committee bases it executive compensation program on the following criteria:

•	Compensation should be based on the level of job responsibility, executive performance, and Company performance.
•	Compensation should enable us to attract and retain key talent.
•	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals.
•	Compensation should reward performance.
•	Compensation should motivate executives to achieve our strategic and operational goals.

Setting Executive Compensation

The Committee sets annual cash and non-cash executive compensation to reward the named executive officers for achievement and to motivate the named executive officers to achieve long-term business objectives. The Compensation Committee is unable to use peer group comparisons in determining the compensation package because of the diverse nature of our lines of business.  Although the Compensation Committee has not engaged outside consultants to assist in conducting its annual review of the total compensation program, it may do so in the future. The Compensation Committee consulted some generally available compensation information for companies of our size. The Compensation Committee did not engage consultants to prepare specialized reports for their use. The Compensation Committee considered base salary and current bonus awards in determining overall compensation. The Compensation Committee does not have a policy allocating long term and currently paid compensation. The Compensation Committee also considered the allocation between cash and non-cash compensation amounts, but does not have a specific formula or required allocation between such compensation amounts. The Compensation Committee compares the Chief Executive Officer’s total compensation to the total compensation of our other named executive officers over time. However, the Compensation Committee has not established a target ratio between total compensation of the Chief Executive Officer and the median total compensation level for the next lower tier of management. The Compensation Committee also considers internal pay equity among the named executive officers and in relation to next lower tier of management in order to maintain compensation levels that are consistent with the individual contributions and responsibilities of those executive officers. The Compensation Committee does not consider amounts payable under severance agreements when setting the compensation of the named executive officers.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer and the President) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items.  The Committee considers and reviews such recommendations and exercises its discretion in accepting or modifying the recommended compensation.  In determining compensation for the Chief Executive Officer and the President, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing both the Chief Executive Officer and the President and consideration of the Compensation Committee’s interaction with the Chief Executive Officer and the President during the applicable year.

2007 Executive Compensation Components

For the fiscal year ended December 31, 2007, the principal components of compensation for the named executive officers were:

•	base salary;
•	cash bonus;
•	death benefit and salary continuation programs; and
•	perquisites and other personal benefits.

The Compensation Committee did not consider the new award of stock options as part of the 2007 compensation because there were a de minimus number of shares available for grants under the option plans in effect.

Base Salary

We provide the named executive officers and other senior executive officers with base salary to compensate them for services rendered during the year. We do not have a defined benefit or retirement plan for its executives.  This factor is considered when setting the base compensation for senior executive officers.

Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers and based upon an assessment of the individual performance of the executive during the proceeding year.  In determining the base salary for the Chief Executive Officer and the President, the Compensation Committee exercises its judgment based on its interactions with such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements.

Bonuses

The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company.

Death Benefit and Salary Continuation Plans

The Company sponsors non-qualified arrangements to provide a death benefit to the designated beneficiary of certain key employees (including certain of the named executive officers) in the event of such executive’s death (the “Death Benefit Plans”). We also have a non-qualified arrangement with certain key employees (including certain of the named executive officers) of the Company and its subsidiaries to provide compensation to such individuals in the event that they are employed by the Company at age 65 (the “Salary Continuation Plans”).

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”

The Committee believes that the Death Benefit and Salary Continuation Plans are significant factors in:

•	enabling the Company to retain its named executive officers;
•	encouraging our named executive officers to render outstanding service; and
•	maintaining competitive levels of total compensation.

Perquisites and Other Personal Benefits

The Company and the Compensation Committee believe that perquisites are necessary and appropriate parts of total compensation that contribute to our ability to attract and retain superior executives. Accordingly, the Company and the Compensation Committee provided a limited number of perquisites that are reasonable and consistent with our overall compensation program. The Compensation Committee periodically reviews the levels of perquisites provided to the named executive officers. We currently provide the named executive officers with the use of our automobiles, provide cell phones that are used primarily for business purposes, and pay the country club dues for certain of the executive officers.  The executive officers are expected to use the country club in large part for business purposes.

Severance Agreements

We have entered into Change of Control Severance Agreements with certain key employees, including the named executive officers. The Severance Agreements are designed to promote stability and continuity of senior management. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

Employment Agreement

We have no employment agreements with our named executive officers, except with Jack E. Golsen, our Chief Executive Officer. The terms of Mr. Golsen’s employment agreement are described below under “Employment Agreement.” We believe that Mr. Golsen’s employment agreement promotes stability in our senior management and encourages Mr. Golsen to provide superior service to us.   The current term of the Employment Agreement expires March 21, 2011.

Ownership Guidelines

At this time, we have not established any guidelines which require our executive officers to acquire and hold our common stock.  However, our named executive officers have historically acquired and maintained a significant ownership position in our common stock.

Tax and Accounting Implications

Deductibility of Executive Compensation - As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  We believe that compensation paid to the named executive officers is fully deductible for federal income tax purposes.  For 2007, there was no payment of compensation in excess of $1,000,000 for any named executive officer.

Accounting for Stock-Based Compensation – Beginning on January 1, 2006, the Company began accounting for stock-based payments, including its incentive and nonqualified stock options in accordance with the requirements of SFAS 123(R).

Compensation and Stock Option Committee Report

The Compensation and Stock Option Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation and Stock Option Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.

Charles A. Burtch
Bernard G. Ille
Horace G. Rhodes

The following table summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2007.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jack E. Golsen, Chairman of the Board of Directors and Chief Executive Officer	2007	523,400	50,000	-	-	-	-	645,010	1,218,410
	2006	497,400	-	-		-	-	615,168	1,112,568

Tony M. Shelby, Executive Vice President of Finance and Chief Financial Officer	2007	255,000	90,000	-	-	-	-	22,773	367,773
	2006	245,000	40,000	-	-	-	-	22,428	307,428

Barry H. Golsen, Vice Chairman of the Board of Directors, President, and President of the Climate Control Business	2007	433,100	100,000	-	-	-	-	22,191	555,291
	2006	413,600	40,000	-	-	-	-	9,515	463,115

David R. Goss, Executive Vice President of Operations	2007	240,500	55,000	-	-	-	-	12,361	307,861
	2006	233,000	35,000	-	-	-	-	14,146	282,146

David M. Shear, Senior Vice President and General Counsel	2007	240,000	75,000	-	-	-	-	9,961	324,961
	2006	225,000	35,000	-	-	-	-	4,628	264,628

(1) As discussed below under “1981 Agreements” and “2005 Agreement,” the Company entered into individual death benefit agreements in 1981 and a death benefit agreement in 2005. Reported compensation for the death benefit under these agreements is the greater of:

•	the expense incurred associated with our accrued death benefit liability; or
•	the prorata portion of life insurance premium expense to fund the undiscounted death benefit.

Amounts accrued under these agreements are not paid until the death of the named executive officer.

As discussed below under “1992 Agreements”, the Company entered into benefit agreements in 1992 which include a death benefit until the employee reaches age 65 or benefits for life commencing when the employee reaches age 65. Compensation for these benefits is the greater of:

•	the expense incurred associated with our accrued benefit liability or
•	the prorata portion of life insurance premium expense to fund the undiscounted death benefit.

The amounts set forth under “All Other Compensation” are comprised of compensation relating to these agreements and perquisites for 2007 and 2006, as follows:

2007:

1981 Agreements	1992 Agreements	2005 Agreement	Other (1)	Total
Jack E. Golsen	$194,982	$-	$444,047	$$5,981	$$645,010
Tony M. Shelby	$7,250	$8,201	$-	$$7,322	$$22,773
Barry H. Golsen	$4,655	$2,745	$-	$$4,791	$$22,191
David R. Goss	$8,510	$416	$-	$$3,435	$$12,361
David M. Shear	$-	$6,258	$-	$$3,703	$$9,961

(1) Amount relates to the personal use of automobiles, cell phones and country club dues.

The Company did not grant plan-based awards to the named executive officers during 2007 or 2006.

Employment Agreement

We have an employment agreement with Jack E. Golsen, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. The current term of the employment agreement expires March 21, 2011, but will be automatically renewed for up to three additional three-year periods. Under the terms of such employment agreement, Mr. Golsen shall:

•
be paid an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation and Stock Option Committee, but such shall never be adjusted to an amount less than Mr. Golsen’s 1995 base salary,

•	be paid an annual bonus in an amount as determined by the Compensation and Stock Option Committee, and
•	receive from the Company certain other fringe benefits (vacation; health and disability insurance).

The employment agreement provides that Mr. Golsen’s employment may not be terminated, except:

•	upon conviction of a felony involving moral turpitude after all appeals have been exhausted (“Conviction”),
•
Mr. Golsen’s serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company’s or its subsidiaries’ best interest (“Misconduct”), and

•	Mr. Golsen’s death.

However, no termination for a Conviction or Misconduct may occur unless and until the Company has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated such item.

If Mr. Golsen’s employment is terminated for reasons other than due to a Conviction or Misconduct, then he shall, pursuant to the employment agreement, in addition to his other rights and remedies, receive and the Company shall pay to Mr. Golsen:

•
a cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen’s annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times the number of years remaining under the then current term of the employment agreement, and

•
provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement.

If there is a change in control (as defined in the severance agreement between Mr. Golsen and the Company as discussed below under “Severance Agreements”) and within 24 months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and the Company shall be controlling.

In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result thereof for a period of 12 consecutive months within any two-year period, the Company shall pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter 60% of such salary until Mr. Golsen’s death.

1981 Agreements

During 1981, the Company entered into individual death benefit agreements (the “1981 Agreements”) with certain key employees (including certain of the named executive officers). As relating to the named executive officers, under the 1981 Agreements, the designated beneficiary of the officer will receive a monthly benefit for a period of 10 years if the officer dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The 1981 Agreements provide that the Company may terminate the agreement as to any officer at anytime prior to the officer’s death. The Company has purchased life insurance on the life of each officer covered under the 1981 Agreements to provide a source of funds for the Company’s obligations under the 1981 Agreements. The Company is the owner and sole beneficiary of each of the insurance policies and the proceeds are payable to the Company upon the death of the officer.

The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the named executive officer’s under the 1981 Agreements.

Name of Individual	Amount of Annual Payment
Jack E. Golsen	$175,000
Tony M. Shelby	$35,000
Barry H. Golsen	$30,000
David R. Goss	$35,000

1992 Agreements

During 1992, the Company entered into individual benefit agreements with certain key employees of the Company and its subsidiaries (including certain of the named executive officers) to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (the “1992 Agreements”). As relating to the named executive officers, under the 1992 Agreements, the officer is eligible to receive a designated benefit (“Benefit”) as set forth in the 1992 Agreements. The officer will receive the Benefit beginning at the age 65 for the remainder of the officer’s life. If prior to attaining the age 65, the officer dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the officer will receive a monthly benefit (“Death Benefit”) for a period of ten years. The 1992 Agreements provide that the Company may terminate the agreement as to any officer at any time and for any reason prior to the death of the officer. The Company has purchased insurance on the life of each officer covered under the 1992 Agreements. The Company is the owner and sole beneficiary of each insurance policy, and the proceeds are payable to the Company to provide a source of funds for the Company’s obligations under the 1992 Agreements. Under the terms of the 1992 Agreements, if the officer becomes incapacitated prior to retirement or prior to reaching age 65, the officer may request the Company to cash-in any life insurance on the life of such officer purchased to fund the Company’s obligations under the 1992 Agreements. Jack E. Golsen does not participate in the 1992 Agreements. The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements and the net cash surrender value of the associated life insurance policies at December 31, 2007.

Name of Individual	Amount of Annual Benefit	Amount of Annual Death Benefit	Amount of Net Cash Surrender Value
Jack E. Golsen	N/A	N/A	N/A
Tony M. Shelby	$15,605	N/A	$-
Barry H. Golsen	$17,480	$11,596	$25,885
David R. Goss	$17,403	N/A	$44,926
David M. Shear	$17,822	$7,957	$-

2005 Agreement

During 2005, the Company entered into a death benefit agreement (“2005 Agreement”) with Jack E. Golsen. This agreement replaced existing benefits that were payable to Mr. Golsen under a split dollar insurance policy purchased by the Company on Mr. Golsen’s life in 1996 and a second policy purchased in 2002. The 2005 Agreement provides that, upon Mr. Golsen’s death, the Company will pay to Mr. Golsen’s family or designated beneficiary $2.5 million to be funded from the net proceeds received by the Company under certain life insurance policies on Mr. Golsen’s life that were purchased and are owned by the Company. The life insurance policies provide an aggregate stated death benefit to the Company, as beneficiary, of $7 million. The 2005 Agreement requires that the Company is obligated to keep in existence no less than $2.5 million of the stated death benefit.

401(k) Plan

We maintain The LSB Industries, Inc. Savings Incentive Plan (the “401(k) Plan”) for the employees (including the named executive officers) of the Company and its subsidiaries, excluding employees covered under union agreements and certain other employees. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. The Company and its subsidiaries make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pays the amount into the 401(k) Plan for the officer’s benefit. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed during the 2007 and 2006 fiscal years pursuant to the 401(k) Plan by the named executive officers.

Outstanding Equity Awards At December 31, 2007

Options Awards (1)
(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Unexercised Options (#) (2) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)
Jack E. Golsen	-	-	-	-	-
Tony M. Shelby	100,000 15,000	- -	- -	1.25 2.73	7/8/2009 11/29/2011
Barry H. Golsen	55,000 11,250	- -	- -	1.25 2.73	7/8/2009 11/29/2011
David R. Goss	100,000 15,000	- -	- -	1.25 2.73	7/8/2009 11/29/2011
David M. Shear	50,544 15,000	- -	- -	1.25 2.73	7/8/2009 11/29/2011

(1)    There were no unvested stock awards at December 31, 2007.

(2)    Options expiring on July 8, 2009 were granted on July 8, 1999, and were fully vested on July 7, 2003.  Options expiring on November 29, 2011, were granted on November 29, 2001 and were fully vested on November 28, 2005.

Options Exercised in 2007 (1)

Option Awards
(a)	(b)	(c)

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Jack E. Golsen	176,500	3,854,760
Tony M. Shelby	-	-
Barry H. Golsen	-	-
David R. Goss	-	-
David M. Shear	35,000	810,980

(1) There were no stock awards that vested in 2007

Severance Agreements

We have entered into severance agreements with each of the named executive officers and certain other officers. Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The phrase “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

The severance agreements provide that a “change in control” means a change in control of the Company of a nature that would require the filing of a Form 8-K with the SEC and, in any event, would mean when:
•
any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company’s outstanding voting securities having the right to vote for the election of directors, except acquisitions by:

•	any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or
•
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

•
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

•	the sale by the Company of all or substantially all of its assets.

Except for the severance agreement with Jack E. Golsen, the termination of an officer’s employment with the Company “for cause” means termination because of:

•	the mental or physical disability from performing the officer’s duties for a period of 120 consecutive days or one hundred eighty days (even though not consecutive) within a 360 day period;
•	the conviction of a felony;

•	the embezzlement by the officer of Company assets resulting in substantial personal enrichment of the officer at the expense of the Company; or
•
the willful failure (when not mentally or physically disabled) to follow a direct written order from the Company’s Board of Directors within the reasonable scope of the officer’s duties performed during the 60 day period prior to the change in control.

The definition of “Cause” contained in the severance agreement with Jack E. Golsen means termination because of:

•	the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or
•	if due to Mr. Golsen’s serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company and its subsidiaries, taken as a whole, provided that:
•
no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in the Company’s or its subsidiaries’ best interest, and

•	failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

The termination of an officer’s employment with the Company for “good reason” means termination because of:

•
the assignment to the officer of duties inconsistent with the officer’s position, authority, duties, or responsibilities during the 60 day period immediately preceding the change in control of the Company or any other action which results in the diminishment of those duties, position, authority, or responsibilities;

•	the relocation of the officer;
•	any purported termination by the Company of the officer’s employment with the Company otherwise than as permitted by the severance agreement; or
•
in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer’s normal retirement date from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless the Company gives notices otherwise at least one year prior to the renewal date.

Potential Payments Upon Termination or Change-In-Control(1)

The following table reflects the amount that would have been payable to each of the named executive officers under the applicable severance agreement if the respective trigger event had occurred on December 31, 2007.
Severance Pay Trigger Event

Name and Executive Benefit and Payments Upon Separation	Voluntary Termination ($)	Involuntary Other Than For Cause Termination ($)	Involuntary For Cause Termination ($)	Involuntary Other Than For Cause Termination - Change of Control ($)	Voluntary For Good Reason Termination - Change of Control ($)	Disability/ Incapacitation ($)	Death ($)

Jack E. Golsen:
Salary	-	1,701,050	-	1,521,866	1,521,866	3,318,356	-
Bonus	-	162,500	-	-	-	-	-
Death Benefits	-	-	-	-	-	-	4,250,000
Other	-	58,300	-	-	-	-	58,300

Tony M. Shelby:
Salary	-	-	-	819,890	819,890	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	271,205	-	-	-	-	-	-

Barry H. Golsen:
Salary	-	-	-	1,325,075	1,325,075	-	-
Death Benefits	-	-	-	-	-	-	415,962

David R. Goss:
Salary	-	-	-	785,087	785,087	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	268,538	-	-	-	-	-	-

David M. Shear:
Salary	-	-	-	728,023	728,023	-	-
Death Benefits	-	-	-	-	-	-	79,568

(1)  This amount does not include the amount realizable under outstanding stock options granted to the named executive officers, all of which are fully vested.  See “Outstanding Equity Awards at December 31, 2007.”

Compensation of Directors

In 2007, we compensated our non-employee directors for their services as directors on our Board. Certain non-employee directors also served on the Board of Directors of our subsidiary, ThermaClime, without additional compensation. Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by us to our non-employee directors during the year end December 31, 2007.  Messrs. Perry and Butkin became directors on August 16, 2007.  Messrs. Donovan and Ford’s service as directors terminated on August 21, 2007.

                     Director Compensation Table
(a)	(b)	(h)
Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Raymond B. Ackerman	37,500	37,500
Robert C. Brown, M.D.	37,500	37,500
Charles A. Burtch	37,000	37,000
Robert A. Butkin	20,378	20,378
Grant J. Donovan	12,000	12,000
N. Allen Ford	12,000	12,000
Bernard G. Ille	37,500	37,500
Donald W. Munson	37,500	37,500
Ronald V. Perry	20,378	20,378
Horace G. Rhodes	37,500	37,500
John A. Shelley	37,500	37,500

(1) This amount includes as to each director, an annual fee of $10,000 for services as a director ($3,753 each for Mr. Butkin and Mr. Perry who began serving in August 2007) and $500 for each Board meeting attended during 2007. This amount also includes the following fees earned during 2007:

•	Mr. Ackerman received $25,000 for his services on the Audit Committee and Public Relations and Marketing Committee.
•	Dr. Brown received $25,000 for his services on the Benefits and Programs Committee.
•	Mr. Burtch received $25,000 for his services on the Audit Committee and Compensation and Stock Option Committee.
•	Mr. Butkin received $15,625 for his services on the Business Development Committee.
•	Mr. Ille received $25,000 for his services on the Audit Committee, Compensation and Stock Option Committee and Public Relations and Marketing Committee.
•	Mr. Munson received $25,000 for his services on the Business Development Committee.
•	Mr. Perry received $15,625 for his services on the Public Relations and Marketing Committee.
•	Mr. Rhodes received $25,000 for his services on the Audit Committee and Compensation and Stock Option Committee.
•	Mr. Shelley received $25,000 for his services on the Public Relations and Marketing Committee.

 (2) There were no other equity or non-equity compensation awarded related to directorships.

 Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee has the authority to set the compensation of all of our officers. This Committee generally considers and approves the recommendations of the Chief Executive Officer. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation and Stock Option Committee are the following non-employee directors: Charles A. Burtch, Bernard G. Ille and Horace G. Rhodes. Neither Mr. Burtch, Mr. Ille or Mr. Rhodes is, or ever has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the information as of December 31, 2007, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	935,404	$4.56	303,000
Equity compensation plans not approved by stockholders (2)	438,500	$1.78	-

Total	1,373,904	$3.67	303,000

(1) Stock Options Receiving Stockholders' Approval in 2007  As previously reported, on June 19, 2006, the Compensation and Stock Option Committee granted non-qualified stock options for the purchase of up to 450,000 shares of common stock (the “Options”) to certain Climate Control Business employees which were subject to shareholders’ approval. These Options were approved by our shareholders on June 14, 2007. The option exercise price of the Options is $8.01 per share, which is based on the market value of our common stock on the date the Options were granted. The Options vest over a ten-year period at a rate of 10% per year, and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

As previously reported, the total fair value for the Options was estimated to be approximately $6.9 million, or $15.39 per share, using a Black-Scholes-Merton option pricing model. As of June 14, 2007, we began amortizing the total estimated fair value of the Options to SG&A which will continue through June 2016 (the remaining vesting period). As a result, we incurred stock-based compensation expense of $0.4 million for 2007.

(2) Non-Stockholder Approved Plans From time to time, the Compensation Committee and/or the Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in our best interest to compensate directors, officers, or employees for service to the Company. Unless otherwise indicated below, the price of each such option is equal to the market value of our common stock at the date of grant and each option expires ten years from the grant date. All outstanding options under these plans were exercisable at December 31, 2007.

The equity compensation plans, which have not been approved by the stockholders, are the following:

•
Effective December 1, 2002, we granted nonqualified options to purchase up to an aggregate 112,000 shares of common stock to former employees of two former subsidiaries. These options were part of the employees’ severance compensation arising from the sale of the former subsidiaries’ assets. Each recipient of a grant received options for the same number of shares and having the same exercise price as under the recipient’s vested incentive stock options which expired upon the sale. Each nonqualified option was exercisable as of the date of grant and has a term of ten years from the original date of grant. As of December 31, 2007, 3,000 shares are issuable at an exercise price of $4.188 per share and expire April 22, 2008.

•
On November 7, 2002, we granted to an employee of the Company a nonqualified stock option to acquire 50,000 shares of common stock in consideration of services rendered to the Company. As of December 31, 2007, 10,000 shares are issuable at an exercise price of $2.62 per share.

•
On November 29, 2001, we granted to employees of the Company nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. As of December 31, 2007, 22,500 shares are issuable at an exercise price of $2.73 per share.

•
On July 20, 2000, we granted nonqualified options to a former employee of the Company to acquire 185,000 shares of common stock in consideration of services to the Company. As of December 31, 2007, 100,000 shares are issuable under the following options: 60,000 shares at $1.375 and 40,000 shares at $1.25. These options were for the same number of shares and the same exercise prices as under the stock options held by the former employee prior to leaving the Company. These options were fully vested at the date of grant and expire nine years from the date of grant.

•
On July 8, 1999, in consideration of services to the Company, we granted nonqualified stock options to acquire 371,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), and David M. Shear (35,000 shares) and also granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company. As of December 31, 2007, 245,000 shares are issuable.

•
On April 22, 1998, we granted to certain employees nonqualified stock options to acquire shares of common stock at an exercise price of $4.188 per share in consideration of services to the Company. As of December 31, 2007, 58,000 shares are issuable under outstanding options under these agreements.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 29, 2008, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 29, 2008.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class+
Jack E. Golsen and certain members of his family (2)	Common Voting Preferred	4,428,909 1,020,000	(3) (4) (5)	20.0% 99.9%

O’Shaughnessy Asset Management, LLC	Common	1,105,253		5.2%

Winslow Management Company LLC	Common	1,085,599		5.1%

+ Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 29, 2008 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1) We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company’s records.

(2)  Includes Jack E. Golsen (“J. Golsen”) and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (“B. Golsen”) (a director, Vice Chairman of the Board of Directors, and President of the Company and its climate control business); son, Steven J. Golsen (“S. Golsen”) (executive officer of several subsidiaries of the Company), Golsen Family LLC (“LLC”) which is wholly-owned by J. Golsen (45.92% owner), Sylvia H. Golsen (45.92% owner), B. Golsen (2.72% owner), S. Golsen (2.72% owner), and Linda F. Rappaport (2.72% owner and daughter of J. Golsen (“L. Rappaport”)), and SBL Corporation (“SBL”) which is wholly-owned by the LLC (49% owner), B. Golsen (17% owner), S. Golsen (17% owner), and L. Rappaport (17% owner). J Golsen and Sylvia H. Golsen are the managers of the LLC and share voting and dispositive power over the shares beneficially owned by the LLC. J. Golsen and B. Golsen as the only directors and officers of SBL share the voting and dispositive power of the shares beneficially owned by SBL and its wholly owned subsidiary, Golsen Petroleum Corp (“GPC”). See “Description of Capital Stock.” The address of Jack E. Golsen, Sylvia H. Golsen, and Barry H. Golsen is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179. SBL’s address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107

(3)  Includes (a) the following shares over which J. Golsen has the sole voting and dispositive power: (i) 4,000 shares that he has the right to acquire upon conversion of a promissory note; (ii) 263,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee of each of these trusts; and (iii) 198,006 shares held in certain trusts for the grandchildren and great grandchildren of J. Golsen and Sylvia H. Golsen over which J. Golsen is the trustee; (b) 667,276 shares owned of record by the LLC and 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC; (c) 241,639 shares over which B. Golsen has the sole voting and dispositive power, 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power, and 66,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (d) 228,915 shares over which S. Golsen has the sole voting and dispositive power and 46,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 1,512,099 shares owned of record by SBL, 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, and 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL and (f) 283,955 shares owned of record by GPC, which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. See “Certain Relationships and Related Transactions”.

(4)  J. Golsen and Sylvia H. Golsen disclaim beneficial ownership of the shares over which B. Golsen and S. Golsen each have sole voting and investment power.  Sylvia H. Golsen, B. Golsen and S. Golsen disclaim beneficial ownership of the shares that J. Golsen has sole voting and investment power over as noted in footnote (3)(a) above.  B. Golsen and S. Golsen disclaim beneficial ownership of the shares owned of record by the LLC, except to the extent of their respective pecuniary interest therein. S. Golsen disclaims beneficial ownership of the shares owned of record by SBL and GPC and all shares beneficially owned by SBL through the LLC, except to the extent of his pecuniary interest therein.

(5)  Includes: (a) 4,000 shares of Series B Preferred owned of record by the LLC; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by SBL’s wholly-owned subsidiary, GPC, over which SBL, J. Golsen, and B. Golsen share the voting and dispositive power and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

Security Ownership of Management

The following table sets forth certain information obtained from our directors and our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 29, 2008.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percent of Class+
Raymond B. Ackerman	Common	16,450	(2)	*

Robert C. Brown, M.D.	Common	130,329	(3)	*

Charles A. Burtch	Common	9,000	(4)	*

Robert A. Butkin(5)	Common	400	(5)	*

Barry H. Golsen	Common Voting Preferred	3,688,418 1,020,000	(6) (7)	16.7 99.9	% %

Jack E. Golsen	Common Voting Preferred	3,845,322 1,020,000	(7) (7)	17.5 99.9	% %

David R. Goss	Common	251,594	(8)	1.2%

Bernard G. Ille	Common	45,000	(9)	*

Jim D. Jones	Common	150,252	(10)	*

Donald W. Munson	Common	6,740	(11)	*

Ronald V. Perry (12)	Common	-		-

Horace G. Rhodes	Common	16,000	(13)	*

David M. Shear	Common	105,581	(14)	*

Tony M. Shelby	Common	245,810	(15)	1.2%

John A. Shelley	Common	-		-

Directors and Executive Officers as a group number (15 persons)	Common Voting Preferred	5,130,900 1,020,000	(16)	22.8 99.9	% %

* Less than 1%.
+ See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”

(1)    We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.

(2)     This amount includes 1,450 shares held by Mr. Ackerman’s trust over which Mr. Ackerman possesses sole voting and dispositive power and 15,000 shares that Mr. Ackerman may acquire pursuant to currently exercisable non-qualified stock options.

(3)     The amount includes (a) 59,516 shares are held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and by a trust, of which Dr. Brown is the trustee. As trustees, Dr. Brown and his wife share voting and dispositive power over these shares, (b) 50,727 shares owned by Robert C. Brown, M.D in a corporation wholly-owed by Dr. Brown and (c) 20,086 shares held by the Robert C. Brown, M.D Inc. Employee Profit Savings Plan, of which Dr. Brown serves as the trustee. Dr. Brown has sole voting and dispositive power over the shares described in (b) and (c). The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(4)     These shares may be acquired by Mr. Burtch pursuant to currently exercisable non-qualified stock options.

(5)     These shares are held in certain trusts over which Mr. Butkin has voting and dispositive power. Mr. Butkin was appointed to our board of directors on August 16, 2007.

(6)     See footnotes (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(7)     See footnotes (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(8)     Mr. Goss has the sole voting and dispositive power over these shares, which include 600 shares held in a trust of which Mr. Goss is trustee and 115,000 shares that Mr. Goss has the right to acquire pursuant to currently exercisable stock options granted under our stock option plans.

 (9)    The amount includes (a) 25,000 shares of common stock, including 15,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 20,000 shares owned of record by Mr. Ille’s wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(10)    Mr. Jones and his wife share voting and dispositive power over these shares which include 115,000 shares that Mr. Jones has the right to acquire pursuant to currently exercisable stock options granted under our stock option plans.

(11)    Mr. Munson has the sole voting and dispositive power over these shares.

(12)    Mr. Perry was appointed to our board of directors on August 16, 2007.

(13)    Mr. Rhodes has sole voting and dispositive power over these shares, which include 15,000 shares that may be acquired by Mr. Rhodes pursuant to currently exercisable non-qualified stock options.

(14)    These shares are held in a joint account owned Mr. Shear’s revocable trust of which Mr. Shear is the trustee and by Mr. Shear’s spouse’s revocable trust of which his spouse is the trustee.  As trustees, Mr. Shear and his wife share voting and dispositive power over these shares.
This amount does not include, and Mr. Shear disclaims beneficial ownership of, the shares beneficially owned by Mr. Shear’s wife, which consist of 22,988 shares, the beneficial ownership of which is disclaimed by her, that are held by trusts of which she is the trustee.

(15)     Mr. Shelby has the sole voting and dispositive power over these shares, which include 115,000 shares that Mr. Shelby has the right to acquire pursuant to currently exercisable stock options granted under our stock option plans.

(16)     The shares of common stock include 465,250 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 920,666 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy as to Related Party Transaction

Pursuant to the Audit Committee Charter, adopted in 2003, our Audit Committee is to review any related party transactions involving any of our directors and executive officers. The following related party transactions were reviewed by the Audit Committee or the Board of Directors as a whole.

Related Party Transactions

Jayhawk

Jayhawk Capital Management, L.L.C., and certain of its affiliates (collectively, the “Jayhawk Group”), a former significant shareholder and affiliate, were participants to various investment transactions in certain issues of the Company’s debt and equity securities during the past several years, which both increased and decreased their ownership interest in the Company.  During August 2007, the two directors appointed by the holders of our Series 2 Preferred were no longer eligible to serve on our board and as of December 31, 2007, the Jayhawk Group had decreased its ownership in our debt and equity securities to the level whereby they are no longer considered a related party.  However, the Jayhawk Group was a participant in the following transactions related to our debt and equity securities during the period it was considered a related party:

During 2006, a member of the Jayhawk Group purchased $1,000,000 principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted all of such 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share pursuant to the Indenture covering the 2006 Debentures). During 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

On March 25, 2003, the Jayhawk Group purchased from us in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, 450,000 shares of common stock and a warrant for the purchase of up to 112,500 shares of common stock at an exercise price of $3.49 per share.  In connection with such sale, we entered into a Registration Rights Agreement with the Jayhawk Group, dated March 23, 2003. During 2007, the Jayhawk Group exercised the warrant and purchased 112,500 shares of our common stock at the exercise price of $3.49 per share. The aggregate 562,500 shares of common stock were registered for resale under the Form S-1 Statement, No. 333-145721, declared effective by the SEC on November 19, 2007.

During November 2006, we entered into an agreement (the “Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, that if we made an exchange or tender offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group upon certain conditions being met. The Jayhawk Agreement further provided that the Golsen Group would exchange or tender 26,467 shares of Series 2 Preferred beneficially owned by them, as a condition to the Jayhawk Group’s tender of 180,450 of its shares of Series 2 Preferred. Pursuant to the Jayhawk Agreement and the terms of our exchange tender offer, during March 2007, the Jayhawk Group and members of the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock in our tender offer. As a result, we effectively settled the dividends in arrears totaling approximately $4.96 million, with $4.33 million relating to the Jayhawk Group and $0.63 million relating to the Golsen Group.

We received a letter, dated May 23, 2007, from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. After completion of the investigation of this matter by our outside corporate/securities counsel, we attempted to settle this matter with the Jayhawk Group, but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to $819,000. During the first quarter of 2008, the parties have agreed to settle this claim by a payment to us by the Jayhawk Group of $180,000, of which we will receive approximately $125,000 after attorneys’ fees.  This settlement is subject to a definitive settlement agreement.

The redemption of all of our outstanding Series 2 Preferred was completed on August 27, 2007. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. The Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holders of Series 2 Preferred that elected to convert shares of Series 2 Preferred into our common stock prior to the scheduled redemption date were not entitled to receive payment of any dividends in arrears on the shares so converted. As a result, holders that elected to convert shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted. On or about August 16, 2007, the Jayhawk Group elected to convert the 155,012 shares of Series 2 Preferred held by it, and we issued to the Jayhawk Group 671,046 shares of our common stock as a result of such conversion.

The Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all dividends in arrears on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of dividends in arrears on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

As a holder of Series 2 Preferred, the Jayhawk Group participated in the nomination and election of two individuals to serve on our board of directors in accordance with the terms of the Series 2 Preferred. As the result of the exchanges, conversions and redemption of the Series 2 Preferred during 2007, resulting in less than 140,000 shares of Series 2 Preferred being outstanding, the right of the holders of Series 2 Preferred to nominate and elect two individuals to serve on our board of directors terminated pursuant to the terms of the Series 2 Preferred. Therefore the two independent directors elected by the holders of our Series 2 Preferred no longer serve as directors on our board of directors and the Jayhawk Group is no longer considered an affiliate of ours.

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under “Jayhawk.”

After our exchange tender offer for our Series 2 Preferred, the Golsen Group held 23,083 shares of Series 2 Preferred.  Pursuant to our redemption of the remaining outstanding Series 2 Preferred during August 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms f our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in dividends in arrears pro-rata to the date of redemption. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. Holders that converted shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted.

During 2007, certain subsidiaries of the Company remodeled their offices and paid $13,000 for the replacement of carpet and flooring to a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

The Golsen Group pays us approximately $6,000 each year for the use of approximately 600 square feet of office space in our corporate offices.

Steve Golsen, Chief Operating Officer of our Climate Control Business, 2007 compensation was approximately $389,000, which included $150,000 bonus and $6,000 automobile allowance.  Heidi Brown Shear, Vice President and Managing Counsel to the Company, 2007 compensation was approximately $130,000, which included $25,000 bonus and $3,900 automobile allowance.  In addition, Heidi Brown Shear realized approximately $215,000 value in 2007 from the exercise of non-qualified stock options.  Steve Golsen is the son of Jack Golsen and the brother to Barry Golsen.  Heidi Brown Shear is the daughter of Robert C. Brown, a Director, and spouse of David Shear, Senior Vice President and General Counsel of the Company. As of December 31, 2007, we employed 1,788 persons, of which 4 are relatives of Jack Golsen.

Cash Dividends

As discussed above, during 2007, we paid cash dividends to the Golsen Group of approximately $606,000 related to 23,083 shares of Series 2 Preferred redeemed.

In September 2007, we paid the dividends in arrears on our outstanding preferred stock utilizing a portion of the net proceeds of the sale of the 2007 Debentures and working capital, including approximately $2,250,000 of dividends in arrears on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

Northwest

Northwest Internal Medicine Associates (“Northwest”), a division of Plaza Medical Group, P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Each year, we pay Northwest $2,000 a month to perform such examinations, under the agreement. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group, P.C.

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $.1 million and $3.3 million in 2007. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at December 31, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

The Audit Committee of our Board of Directors or our Board of Directors reviewed each of the above noted transactions prior to the completion of the transaction discussed, except that neither the Audit Committee or the Board of Directors reviewed the compensation of Steve Golsen or Heidi Brown Shear.  Steve Golsen is not an officer or director of the Company and Heidi Brown Shear’s compensation was approved by the Compensation Committee of our Board of Directors.

Board Independence

The Board of Directors has determined that each of Messrs. Ackerman, Burtch, Butkin, Ille, Munson, Rhodes, Perry and Shelley is an “independent director” in accordance with the current listing standards of the AMEX.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the SEC for those fiscal years were approximately $1,635,057and $914,100, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $95,000and $223,540 during 2007 and 2006, respectively, for audit-related services, which included benefit plan audit and accounting consultations which included assistance with our internal control documentation, the issuance of the 2006 and 2007 Debentures, and the exchange tender offer during 2007.

Tax Fees

Ernst & Young LLP billed $249,887 and $136,795 during 2007 and 2006, respectively, for tax services to the Company, and included tax return review and preparation and tax consultations and planning.

All Other Fees

The Company did not engage its accountants to provide any other services for the fiscal years ended December 31, 2007 and 2006.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company’s Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2007 and 2006 is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant	F-75

II - Valuation and Qualifying Accounts	F-80

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3(i).1
Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from Exhibit 3(i).1 to the Company’s Form S-1 Registration Statement, file no. 333-145721, effective November 11, 2007.

3(i).2	Restated Bylaws, dated December 19, 2007, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 20, 2007.

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

4.6
Redemption Notice, dated July 12, 2007, for the LSB Industries, Inc.’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated July 11, 2007.

4.7
Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc. which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.8
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

4.9
First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C. which the Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the year ended December 31, 2004.

4.10
Waiver and Consent, dated as of January 1, 2006 to the Loan Agreement dated as of September 15, 2004 among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc. which the Company hereby incorporates by reference from Exhibit 4.23 to the Company’s Form 10-K for the year ended December 31, 2005.

4.11
Consent of Orix Capital Markets, LLC and the Lenders of the Senior Credit Agreement, dated May 12, 2006, to the interest rate of a loan between LSB and ThermaClime and the utilization of the loan proceeds by ThermaClime and the waiver of related covenants which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006.

4.12	Indenture, dated March 3, 2006, by and among the Company and UMB Bank, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated March 14, 2006.

4.13
Registration Rights Agreement, dated March 3, 2006, by and among the Company and the Purchasers set fourth in the signature pages which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, dated March 14, 2006.

4.14
Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.15	Certificate of 5.5% Senior Subordinated Convertible Debentures due 2012 which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated June 28, 2007.

4.16	Indenture, dated June 28, 2007, by and among the Company and UMB Bank, n.a. which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, dated June 28, 2007

4.17
Registration Rights Agreement, dated June 28, 2007, by and among the Company and the Purchasers set forth in the signature pages thereto which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated June 28, 2007.

4.18
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

10.9
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

10.11
Nonqualified Stock Option Agreement, dated July 8, 1999 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.58 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. Substantially similar nonqualified stock options were granted to Barry H. Golsen (55,000 shares), Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), David M. Shear (35,000 shares), Jim D. Jones (35,000 shares), and four other employees (130,000 shares), copies of which will be provided to the Commission upon request.

10.12
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007.

10.13
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007.

10.14
Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen. which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.15
Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996 which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.16
First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.17
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

10.22
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

10.25
Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.26
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

10.30	First Amendment to Amended and Restated Lease Agreement, dated April 1, 2007, between Raptor Master, L.L.C. and Climate Master, Inc.

10.31
Stock Purchase Agreement, dated September 30, 2001 by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.32
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

10.33
AN Supply Agreement, dated November 1, 2001 between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF 12179, DATED MAY 24, 2006, AND CF 19661 DATED MARCH 23, 2007, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.34
Second Amendment to AN Supply Agreement, executed August 24, 2006, to be effective as of January 1, 2006, between Orica USA, Inc. and El Dorado Company which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form     10-Q for the fiscal quarter ended September 30, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF 19661, DATED MARCH 23, 2007, GRANTING  REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.35	Agreement, dated August 1, 2007, between El Dorado Chemical Company and United Steelworkers of America International Union AFL-CIO and its Local 13-434.

10.36	Agreement, dated October 17, 2007, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224.

10.37
Agreement, dated November 12, 2007, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company.

10.38
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

10.39
Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company's Form 8-K, dated December 12, 2002. The asset purchase agreement contains a brief list identifying all schedules and exhibits to the asset purchase agreement. Such schedules and exhibits are not filed, and the Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the commission upon request.

10.40
Anhydrous Ammonia Sales Agreement, dated effective January 3, 2005 between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2004. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 26082, DATED NOVEMBER 16, 2007, GRANTING CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.41
First Amendment to Anhydrous Ammonia Sales Agreement, dated effective August 29,  2005, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.42 to the Company's Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 18274, DATED MARCH 23, 2007,  AND CF# 20082 DATED NOVEMBER 16, 2007, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.42
Purchase Confirmation, dated July 1, 2006, between Koch Nitrogen Company and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended December 31, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 20082, DATED NOVEMBER 16, 2007, GRANTING CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT, AS AMENDED.

10.43
Second Amendment to Anhydrous Ammonia Sales Agreement, dated November 3, 2006,  between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.41 to the Company’s Form 10-K for the fiscal year ended December 31, 2006.. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 20082, DATED NOVEMBER 16, 2007, GRANTING CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT, AS AMENDED.

10.44
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

10.48
Exchange Agreement, dated October 6, 2006, between LSB Industries, Inc., Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93, The Paul J. Denby IRA, Denby Enterprises, Inc., Tracy Denby, and Paul Denby which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006. Substantially similar Exchange Agreements (each having the same exchange rate) were entered with the following individuals or entities on the dates indicated for the exchange of the number of shares of LSB’s Series 2 Preferred noted: October 6, 2006 - James W. Sight (35,428 shares of Series 2 Preferred), Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93 (25,000 shares of Series 2 Preferred), The Paul J. Denby IRA (11,000 shares of Series 2 Preferred), Denby Enterprises, Inc. (4,000 shares of Series 2 Preferred), Tracy Denby (1,000 shares of Series 2 Preferred); October 12, 2006 - Harold Seidel (10,000 shares of Series 2 Preferred); October 11, 2006 -Brent Cohen (4,000 shares of Series 2 Preferred),  Brian J. Denby and Mary Denby (1,200 shares of Series 2 Preferred), Brian J. Denby, Trustee, Money Purchase Pension Plan (5,200 shares of Series 2 Preferred), Brian Denby, Inc. Profit Sharing Plan (600 shares of Series 2 Preferred);  October 25, 2006 - William M. and Laurie Stern ( 400 shares of Series 2 Preferred), William M. Stern Revocable Living Trust, UTD July 9, 1992 (1,570 shares of Series 2 Preferred), the William M. Stern IRA (2,000 shares of Series 2 Preferred), and William M. Stern, Custodian for David Stern (1,300 shares of Series 2 Preferred), John Cregan (500 shares of Series 2 Preferred), and Frances Berger (1,350 shares of Series 2 Preferred). Copies of the foregoing Exchange Agreements will be provided to the Commission upon request.

10.49
Purchase Agreement, dated June 28, 2007, by and among the Company and the investors identified on the Schedule of Purchasers attached thereto which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated June 28, 2007.

10.50
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

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 13, 2008		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 13, 2008		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Jim D. Jones
March 13, 2008		Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 13, 2008	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 13, 2008	Tony M. Shelby, Director

Dated:	By: /s/ Barry H. Golsen
March 13, 2008	Barry H. Golsen, Director

Dated:	By: /s/ David R. Goss
March 13, 2008	David R. Goss, Director

Dated:	By: /s/ Raymond B. Ackerman
March 13, 2008	Raymond B. Ackerman, Director

Dated:	By: /s/ Robert C. Brown MD
March 13, 2008	Robert C. Brown MD, Director

Dated:	By: /s/ Charles A. Burtch
March 13, 2008	Charles A. Burtch, Director

Dated:	By: /s/ Robert A. Butkin
March 13, 2008	Robert A. Butkin, Director

Dated:	By: /s/Bernard G. Ille
March 13, 2008	Bernard G. Ille, Director

Dated:	By: /s/ Donald W. Munson
March 13, 2008	Donald W. Munson, Director

Dated:	By: /s/ Ronald V. Perry
March 13, 2008	Ronald V. Perry, Director

Dated:	By: /s/ Horace G. Rhodes
March 13, 2008	Horace G. Rhodes, Director

Dated:	By: /s/ John A. Shelley
March 13, 2008	John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements
And Schedules for Inclusion in Form 10-K
For the Fiscal Year ended December 31, 2007

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

As discussed in Notes 2, 12 and 14 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” and in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 13, 2008

LSB Industries, Inc.

Consolidated Balance Sheets

December 31,
2007	2006
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$58,224	$2,255
Restricted cash	203	2,479
Accounts receivable, net	70,577	67,571
Inventories	56,876	45,449
Supplies, prepaid items and other:
Prepaid insurance	3,350	3,443
Precious metals	10,935	6,406
Supplies	3,849	3,424
Other	1,464	1,468
Total supplies, prepaid items and other	19,598	14,741
Deferred income taxes	10,030	-
Total current assets	215,508	132,495

Property, plant and equipment, net	79,692	76,404

Other assets:
Noncurrent restricted cash	-	1,202
Debt issuance and other debt-related costs, net	4,639	2,221
Investment in affiliate	3,426	3,314
Goodwill	1,724	1,724
Other, net	2,565	2,567
Total other assets	12,354	11,028
	$307,554	$219,927

(Continued on following page)

 LSB Industries, Inc.

Consolidated Balance Sheets (continued)

December 31,
2007	2006
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,060	$42,870
Short-term financing and drafts payable	919	2,986
Accrued and other liabilities	38,942	26,816
Current portion of long-term debt	1,043	11,579
Total current liabilities	79,964	84,251

Long-term debt	121,064	86,113

Noncurrent accrued and other liabilities:
Deferred income taxes	5,330	-
Other	6,913	5,929
	12,243	5,929
Commitments and contingencies (Note 13)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series 2 $3.25 convertible, exchangeable Class C preferred stock, $50 stated value; 517,402 shares issued at December 31, 2006	-	25,870
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,466,506 shares issued (20,215,339 at December 31, 2006)	2,447	2,022
Capital in excess of par value	123,336	79,838
Accumulated other comprehensive loss	(411)	(701)
Accumulated deficit	(16,437)	(47,962)
	111,935	62,067
Less treasury stock, at cost:
Series 2 preferred, 18,300 shares at December 31, 2006	-	797
Common stock, 3,448,518 shares (3,447,754 at December 31, 2006)	17,652	17,636
Total stockholders’ equity	94,283	43,634
	$307,554	$219,927

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2007	2006	2005
(In Thousands, Except Per Share Amounts)
Net sales	$586,407	$491,952	$397,115
Cost of sales	453,814	401,090	330,349
Gross profit	132,593	90,862	66,766

Selling, general and administrative expense	75,033	64,134	53,453
Provisions for losses on accounts receivable	858	426	810
Other expense	1,186	722	332
Other income	(3,495)	(1,559)	(2,682)
Operating income	59,011	27,139	14,853

Interest expense	12,078	11,915	11,407
Non-operating other income, net	(1,264)	(624)	(1,561)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	48,197	15,848	5,007
Provisions for income taxes	2,540	901	118
Equity in earnings of affiliate	(877)	(821)	(745)
Income from continuing operations	46,534	15,768	5,634

Net loss (income) from discontinued operations	(348)	253	644
Net income	46,882	15,515	4,990

Dividends, dividend requirements and stock dividends on preferred stock	5,608	2,630	2,283
Net income applicable to common stock	$41,274	$12,885	$2,707

Income (loss) per common share:
Basic:
Income from continuing operations	$2.09	$.92	$.25
Net income (loss) from discontinued operations	.02	(.02)	(.05)
Net income	$2.11	$.90	$.20

Diluted:
Income from continuing operations	$1.82	$.77	$.22
Net income (loss) from discontinued operations	.02	(.01)	(.04)
Net income	$1.84	$.76	$.18
See accompanying notes.

 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2004	16,401	$34,177	$1,640	$57,352	$(1,280)	$(65,323)	$(200)	$(16,451)	$9,915
Net income						4,990			4,990
Amortization of cash flow hedge					290				290
Total comprehensive income									5,280
Exercise of stock warrants	586		59	(59)					-
Exercise of stock options	89		8	240					248
Acquisition of 13,300 shares of non-redeemable preferred stock							(597)		(597)
Conversion of 156 shares of redeemable preferred stock to common stock	6		1	14					15
Balance at December 31, 2005	17,082	34,177	1,708	57,547	(990)	(60,333)	(797)	(16,451)	14,861
Net income						15,515			15,515
Amortization of cash flow hedge					289				289
Total comprehensive income									15,804
Dividends paid on preferred stock						(262)			(262)
Conversion of debentures to common stock	1,977		198	12,812					13,010
Exercise of stock options	374		38	1,445				(1,185)	298
Exchange of 104,548 shares of non-redeemable preferred stock for 773,655 shares of common stock	774	(5,227)	77	8,032		(2,882)			-
Acquisition of 1,600 shares of non-redeemable preferred stock		(80)		(15)					(95)
Conversion of 188 shares of redeemable preferred stock to common stock	8		1	17					18
Balance at December 31, 2006	20,215	28,870	2,022	79,838	(701)	(47,962)	(797)	(17,636)	43,634

(Continued on following page)

 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
Net income						$46,882			$46,882
Amortization of cash flow hedge					290				290
Total comprehensive income									47,172
Dividends paid on preferred stock						(2,934)			(2,934)
Cumulative effect adjustment in accordance with FIN 48						(120)			(120)
Stock-based compensation				421					421
Conversion of debentures to common stock	565		57	3,681					3,738
Exercise of stock options	582		58	1,480				(16)	1,522
Exercise of warrant	113		12	381					393
Income tax benefit from exercise of stock options				1,740					1,740
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 167,475 shares of non-redeemable preferred stock for 724,993 shares of common stock	725	(8,374)	72	8,301					(1)
Redemption of 25,820 shares of non-redeemable preferred stock		(1,291)							(1,291)
Cancellation of 18,300 shares of non-redeemable preferred stock (1)		(915)		118			797		-
Conversion of 98 shares of redeemable preferred stock to common stock	4			9					9
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$-	$(17,652)	$94,283

See accompanying notes.

(1) These shares represent the shares of Series 2 Preferred previously held as treasury stock. As the result of the cancellation, no shares of Series 2 Preferred were issued and outstanding at December 31, 2007.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2007	2006	2005
(In Thousands)
Cash flows from continuing operating activities
Net income	$46,882	$15,515	$4,990
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss (income) from discontinued operations	(348)	253	644
Deferred income taxes	(4,700)	-	-
Loss (gains) on sales and disposals of property and equipment	378	(12)	(714)
Gain on property insurance recoveries	-	-	(1,618)
Depreciation of property, plant and equipment	12,271	11,381	10,875
Amortization	2,082	1,168	1,151
Stock-based compensation	421	-	-
Provisions for losses on accounts receivable	858	426	810
Provisions for (realization of) losses on inventory	(384)	(711)	239
Provisions for impairment on long-lived assets	250	286	237
Provision for (realization of) losses on firm sales commitments	(328)	328	-
Equity in earnings of affiliate	(877)	(821)	(745)
Distributions received from affiliate	765	875	488
Changes in fair value of interest rate caps	580	44	162
Other	-	-	59
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(4,392)	(18,066)	(8,664)
Inventories	(11,044)	(7,287)	(8,888)
Other supplies and prepaid items	(4,857)	(1,871)	798
Accounts payable	(5,110)	11,183	3,990
Customer deposits	6,587	1,011	(1,494)
Deferred rent expense	(931)	122	6,047
Other current and noncurrent liabilities	8,696	3,868	2,608
Net cash provided by continuing operating activities	46,799	17,692	10,975

Cash flows from continuing investing activities
Capital expenditures	(14,808)	(14,701)	(15,315)
Proceeds from property insurance recoveries	-	-	2,888
Proceeds from sales of property and equipment	271	147	2,355
Proceeds from (deposits of) current and noncurrent restricted cash	3,478	(3,504)	(19)
Purchase of interest rate cap contracts	(621)	-	(590)
Other assets	(168)	(363)	107
Net cash used by continuing investing activities	(11,848)	(18,421)	(10,574)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2007	2006	2005
(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facilities	$529,766	$460,335	$363,671
Payments on revolving debt facilities, including fees	(556,173)	(466,445)	(359,226)
Proceeds from 5.5% convertible debentures, net of fees	56,985	-	-
Proceeds from Secured Term Loan	50,000	-	-
Proceeds from 7% convertible debentures, net of fees	-	16,876	-
Proceeds from other long-term debt, net of fees	2,424	8,218	3,584
Payments on Senior Secured Loan	(50,000)	-	-
Acquisition of 10.75% Senior Unsecured Notes	-	(13,300)	-
Payments on other long-term debt	(7,781)	(6,853)	(3,267)
Payments of debt issuance costs	(1,403)	(356)	(225)
Proceeds from short-term financing and drafts payable	1,456	3,984	5,061
Payments on short-term financing and drafts payable	(3,523)	(3,788)	(5,978)
Proceeds from exercise of stock options	1,522	298	248
Proceeds from exercise of warrant	393	-	-
Excess income tax benefit on stock options exercised	1,740	-	-
Dividends paid on preferred stock	(2,934)	(262)	-
Acquisition of non-redeemable preferred stock	(1,292)	(95)	(597)
Net cash provided (used) by continuing financing activities	21,180	(1,388)	3,271

Cash flows of discontinued operations:
Operating cash flows	(162)	(281)	(39)
Net increase (decrease) in cash and cash equivalents	55,969	(2,398)	3,633

Cash and cash equivalents at beginning of year	2,255	4,653	1,020
Cash and cash equivalents at end of year	$58,224	$2,255	$4,653

Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$9,162	$11,084	$10,291
Income taxes, net of refunds	$1,646	$445	$-

Noncash investing and financing activities:
Receivable from sale of property and equipment	$-	$182	$-
Debt issuance costs	$3,026	$1,190	$-
Accounts payable and other long-term debt associated with purchases of property, plant and equipment	$1,937	$149	$1,036
Debt issuance costs associated with 7% convertible debentures converted to common stock	$266	$998	$-
7% convertible debentures converted to common stock	$4,000	$14,000	$-
Series 2 preferred stock converted to common stock of which $12,303,000 and $2,882,000 was charged to accumulated deficit in 2007 and 2006, respectively	$27,593	$8,109	$-

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us”, or “Our”) and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, in the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). The Company and ThermaClime are holding companies with no significant assets or operations other than cash and cash equivalents and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

  2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During 2007, we had the following changes in accounting estimates:

•
as discussed in Note 12, we reversed the valuation allowance on our deferred tax balances which resulted in recognition of a deferred tax benefit of $4,700,000 which is included in our provision for income taxs and

•	the recognition of $1,005,000 of additional state income taxes included in our provision for income taxes as discussed in Note 12 – Income Taxes.

The net effect of these changes in accounting estimates increased income from continuing operations and net income by $3,695,000 for 2007. In addition, these changes in accounting estimates increased basic and diluted net income per share by $0.19 and $0.16, respectively, for 2007.

Cash and Cash Equivalents - Short-term investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents. We primarily utilize a cash management system with a series of separate accounts consisting of several “zero-balance” disbursement accounts for funding of payroll and accounts payable. As a result of our cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. At December 31, 2006, outstanding checks in excess of related book cash balances (negative book cash balances) of $5,849,000 were included in current portion of long-term debt because these accounts were funded primarily by our Working Capital Revolver Loan.

Current and Noncurrent Restricted Cash - Restricted cash consists of cash balances that are legally restricted or designated by the Company for specific purposes. At December 31, 2007, we had restricted cash of $203,000 primarily to fund an unrealized loss on exchange-traded

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

futures contracts. At December 31, 2006, we had restricted cash totaling $3,681,000 of which $1,202,000 is classified as noncurrent since it was used for capital expenditures in the Climate Control Business. A portion of the current restricted cash was used for working capital while the remaining balance was to fund an unrealized loss on exchange-traded futures contracts.

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

Inventories - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At December 31, 2007 and 2006, we had inventory reserves for certain slow-moving inventory items (primarily Climate Control products) and inventory reserves for certain nitrogen-based inventories provided by our Chemical Business because cost exceeded the net realizable value.

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

of the assets or fair values less costs to sell. At December 31, 2007, we had no long-lived assets that met the criteria presented in Statement of Financial Accounting Standards (“SFAS”) 144 to be classified as assets held for sale.

We have obtained estimates from external sources and made internal estimates based on inquiry and other techniques of the fair values of certain capital spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of the carrying amounts of such assets.

Debt Issuance and Other Debt-Related Costs - Debt issuance and other debt-related costs are amortized over the term of the associated debt instrument except for the cost of interest rate caps. Interest rate cap contracts that are free-standing derivatives are accounted for on a mark-to-market basis in accordance with SFAS 133.

Goodwill - Goodwill is reviewed for impairment at least annually in accordance with SFAS 142. As of December 31, 2007 and 2006, goodwill was $1,724,000 of which $103,000 and $1,621,000 relates to business acquisitions in prior periods in the Climate Control and Chemical Businesses, respectively.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry excess umbrella insurance of $50 million for most general liability risks excluding environmental risks. We have a separate $30 million insurance policy covering pollution liability at our El Dorado and Cherokee Facilities. Our accrued insurance liabilities are based on estimates of claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. Accrued insurance liabilities are included in accrued and other liabilities. It is possible that the actual development of claims could exceed our estimates. Amounts recoverable from our insurance carriers over the self-insured limits are included in accounts receivable.

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

Changes in our product warranty obligation are as follows:

Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
(In Thousands)
2007	$1,251	$3,325	$2,632	$1,944

2006	$861	$2,199	$1,809	$1,251

2005	$897	$1,491	$1,527	$861

Plant Turnaround Costs - We expense the costs as they are incurred relating to planned major maintenance activities (“Turnarounds”) of our Chemical Business as described as the direct expensing method within Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives.  Costs associated with these individual benefit agreements are accrued when they become probable over the estimated remaining service period. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Income Taxes - We account for income taxes in accordance with SFAS 109 and we adopted FIN No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized.  We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from employee exercises of non-qualified stock options.

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

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility.  We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces which we plan to maintain in an adequate condition to prevent leakage through our standard repair and maintenance activities. We do not believe the annual costs of the required monitoring and maintenance activities would be significant and we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made in accordance of FASB Interpretation (“FIN”) 47.

Stock Options - Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Since all outstanding stock options were fully vested at December 31, 2005, the adoption of SFAS 123(R) did not impact our consolidated financial statements. During 2005, we accounted for those plans under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”) and related interpretations. Under APB 25, stock-based compensation cost was not reflected in our results of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

We issue new shares of common stock upon the exercise of stock options. See “Non-Qualified Stock Option Plans” within Note 14 - Stockholders’ Equity for discussion of non-qualified stock options granted in 2006 but were subject to shareholders’ approval which approval was received in 2007.

The following table illustrates the effect on net income applicable to common stock and net income per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during 2005. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2005: risk-free interest rates of 4.64%; a dividend yield of 0; volatility factors of the expected market price of our common stock of .75; and a weighted average expected life of the options of 7.36 years.

For purposes of pro forma disclosures, the estimated fair value of the qualified and non-qualified stock options was amortized to expense over the options’ vesting period. Since our board of directors in 2005 approved the acceleration of the vesting schedule of both qualified and non-qualified stock options that were unvested at December 31, 2005, the remaining portion (unvested) of the pro forma stock-based compensation expense prior to the acceleration is included in the deduction amount below.

Year ended December 31, 2005
(In Thousands, Except Per Share Amounts)
Net income applicable to common stock, as reported	$2,707
Less total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(530)
Pro forma net income applicable to common stock	$2,177

Net income per share:
Basic-as reported	$.20
Basic-pro forma	$.16

Diluted-as reported	$.18
Diluted-pro forma	$.15

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

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). In addition, recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs.

Shipping and Handling Costs - For the Chemical Business in 2007, 2006 and 2005, shipping costs of $15,209,000, $17,448,000 and $10,564,000, respectively, are included in net sales as these costs relate to amounts billed to our customers. In addition, in 2007, 2006, and 2005, handling costs of $5,249,000, $4,950,000 and $4,177,000, respectively, are included in SG&A as discussed above under “Selling, General and Administrative Expense.” For the Climate Control Business, shipping and handling costs of $11,057,000, $10,326,000 and $6,396,000 are included in SG&A for 2007, 2006 and 2005, respectively.

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $1,791,000 in 2007, $1,233,000 in 2006 and $1,402,000 in 2005.

Derivatives, Hedges and Financial Instruments - We account for derivatives in accordance with SFAS 133, which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

$2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At December 31, 2007 and 2006, accumulated other comprehensive loss consisted of the remaining deferred cost of $411,000 and $701,000, respectively. The amounts amortized were $290,000, $289,000 and $290,000 for 2007, 2006 and 2005, respectively, and are included in SG&A. There were no income tax benefits allocated to these expenses. For 2008, we currently expect approximately $290,000 to be amortized to operations.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2007, and 2006, the market values of these contracts were $426,000 and $385,000, respectively, and are included in other assets in the accompanying consolidated balance sheets. The changes in the value of these contracts are included in interest expense. For 2005 and 2007, cash used to purchase these interest rate cap contracts are included in cash used by continuing investing activities in the accompanying consolidated statements of cash flows.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2007 and 2006, the unrealized losses on the futures contracts were $172,000 and $408,000, respectively, and are included in accrued and other liabilities in the accompanying consolidated balance sheets. The unrealized losses are classified as current liabilities as the term of these contracts are for periods of twelve months or less. For 2007 and 2006, we incurred losses of $1,317,000 and $1,516,000, respectively, on such contracts. For 2005, we recognized gains of $931,000. These losses and gains are included in cost of sales. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Income per Common Share - Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, dividend requirements and stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each year. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During 2007,
•	we sold $60 million of the 5.5% Convertible Senior Subordinated Notes due 2012 (the “2007 Debentures”);
•	the remaining $4,000,000 of the 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”) was converted into 564,789 shares of common stock;
•
we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”) that were tendered pursuant to a tender offer;

•	we redeemed 25,820 shares of our Series 2 Preferred and issued 724,993 shares of common stock for 167,475 shares of our Series 2 Preferred;
•	we received shareholders’ approval in granting 450,000 shares of non-qualified stock options on June 14, 2007;
•	we issued 582,000 and 112,500 shares of our common stock as the result of the exercise of stock options and a warrant, respectively;
•	we paid cash dividends of approximately $678,000 on the shares of Series 2 Preferred which we redeemed as discussed above; and
•
we paid cash dividends on the Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $1,890,000, $360,000 and $6,000, respectively.

During 2006,
•	we sold $18 million of the 2006 Debentures;
•	$14 million of the 2006 Debentures was converted into 1,977,499 shares our common stock;
•	we issued 374,400 shares of our common stock as the result of the exercise of stock options;
•	104,548 shares of our Series 2 Preferred was exchanged for 773,655 shares of our common stock; and
•	we paid partial cash dividends totaling approximately $262,000 on certain preferred stock.

During 2005,
•	we issued 586,140 shares of our common stock as the result of the exercise of warrants (under a cashless exercise provision) held by lenders of loans under a financing agreement;
•	we issued 88,900 shares of our common stock as a result of the exercise of stock options;
•	we granted 61,500 shares of qualified stock options; and
•	we acquired 13,300 shares of our Series 2 Preferred.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

The following table sets forth the computation of basic and diluted net income per share:

2007	2006	2005
(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$46,882	$15,515	$4,990
Dividends and dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer or redemption in 2007 or exchange agreements in 2006	(272)	(547)	(566)
Dividends and dividend requirements on shares of Series 2 Preferred which were redeemed in 2007	(59)	(84)	(84)
Dividend requirements and stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007 (1)	(4,971)	(993)	(993)
Dividend requirements and stock dividend on shares of Series 2 Preferred pursuant to exchange agreements in 2006 (2)	-	(705)	(340)
Dividends and dividend requirements on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	(6)	(1)	-
Total dividends, dividend requirements and stock dividends on preferred stock	(5,608)	(2,630)	(2,283)
Numerator for basic net income per share - net income applicable to common stock	41,274	12,885	2,707
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	637	1,925	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	1,276	1,083	-
Numerator for diluted net income per common share	$43,187	$15,893	$2,707

Denominator:
Denominator for basic net income per common share - weighted-average shares	19,579,664	14,331,963	13,617,418
Effect of dilutive securities:
Convertible preferred stock	1,478,012	3,112,483	38,390
Convertible notes payable	1,200,044	2,100,325	4,000
Stock options	1,160,100	1,261,661	1,195,320
Warrants	77,824	65,227	51,583
Dilutive potential common shares	3,915,980	6,539,696	1,289,293
Denominator for dilutive net income per common share – adjusted weighted-average shares and assumed conversions	23,495,644	20,871,659	14,906,711

Basic net income per common share	$2.11	$.90	$.20

Diluted net income per common share	$1.84	$.76	$.18

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

(1)  As discussed in Note 15 - Non-Redeemable Preferred Stock, in February 2007 we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-42, the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share.  Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous periods and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2007 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as March 13, 2007.

(2)  As discussed in Note 15 - Non-Redeemable Preferred Stock, during October 2006, we entered into several separate individually negotiated agreements (“Exchange Agreements”) with certain holders of our Series 2 Preferred. Because the exchanges were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. In accordance with EITF Topic No. D-42, the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share. Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous years and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2006 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as of the date of the Exchange Agreements plus the 2006 dividend requirements prior to the date of the Exchange Agreements.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

2007	2006	2005
Series B Preferred	-	-	666,666
Series 2 Preferred not pursuant to tender offer in 2007 or exchange agreements in 2006	-	-	853,309
Series 2 Preferred pursuant to tender offer in 2007 (1)	261,090	-	1,323,839
Series 2 Preferred pursuant to exchange agreements in 2006 (1)	-	348,366	452,588
Series D Preferred	-	-	250,000
Stock options	240,068	-	-
	501,158	348,366	3,546,402

(1) In accordance with EITF Topic No. D-53, the shares associated with the tender offer in 2007 and the exchange agreements in 2006 were considered separately from other convertible shares of securities in computing net income per common share for 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements - In July 2006, the FASB issued FIN No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e. greater than 50% likelihood) the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements. Further, FIN 48 prescribes the amount to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. On January 1, 2007, we adopted FIN 48. See Note 12 - Income Taxes for the impact on our consolidated financial statements as the result of implementing FIN 48.

In September 2006, the FASB issued SFAS No. 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure and requirements of SFAS 157 are effective for the Company in the first quarter of 2008 and we currently do not expect a significant impact from adopting SFAS 157.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the Company beginning in the first quarter of 2008 and we currently do not expect a significant impact from adopting SFAS 159.

3.  Accounts Receivable

December 31,
2007	2006
(In Thousands)
Trade receivables	$68,234	$68,165
Insurance claims	2,469	219
Other	1,182	1,456
	71,885	69,840
Allowance for doubtful accounts	(1,308)	(2,269)
	$70,577	$67,571

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, six customers account for approximately 26% of our total net receivables at December 31, 2007. We do not believe this concentration in these six customers represents a significant credit risk due to the financial stability of these customers.

4.  Inventories

Finished Goods	Work-in-Process	Raw Materials	Total
(In Thousands)
December 31, 2007:
Climate Control products	$9,025	$3,569	$19,412	$32,006
Chemical products	15,409	-	5,718	21,127
Industrial machinery and components	3,743	-	-	3,743
	$28,177	$3,569	$25,130	$56,876

December 31, 2006:
Climate Control products	$6,910	$3,205	$16,631	$26,746
Chemical products	11,443	-	5,361	16,804
Industrial machinery and components	1,899	-	-	1,899
	$20,252	$3,205	$21,992	$45,449

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Inventories (continued)

At December 31, 2007 and 2006, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $460,000 and $829,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $13,000 and $426,000 at December 31, 2007 and 2006, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Balance at Beginning of Year	Additions- Provision for (realization of) losses	Deductions- Write-offs/ disposals	Balance at End of Year
(In Thousands)
2007	$1,255	$(384)	$398	$473

2006	$2,423	$(711)	$457	$1,255

2005	$2,185	$239	$1	$2,423

The provision for losses are included in cost of sales (realization of losses are reductions to cost of sales) in the accompanying consolidated statements of income.

5.  Precious Metals

Precious metals are used as a catalyst in the Chemical Business manufacturing process. As of December 31, 2007 and 2006, precious metals were $10,935,000 and $6,406,000, respectively, and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets. For 2007, 2006 and 2005, the amounts expensed for precious metals were approximately $6,352,000, $4,823,000 and $3,100,000, respectively. These precious metals expenses are included in cost of sales in the accompanying consolidated statements of income. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment. For 2007, 2006 and 2005, we recognized recoveries of precious metals at historical FIFO costs of approximately $1,783,000, $2,082,000 and $1,615,000, respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $2,011,000 for 2007 (none in 2006 and 2005) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Property, Plant and Equipment

Useful lives	December 31,
in years	2007	2006
(In Thousands)
Machinery, equipment and automotive	3-25	$151,633	$141,362
Buildings and improvements	3-30	27,510	25,867
Furniture, fixtures and store equipment	3-10	7,458	7,182
Assets under capital leases	3-12	1,907	1,056
Construction in progress	N/A	6,648	7,077
Capital spare parts	N/A	1,662	2,123
Land	N/A	2,194	2,194
		199,012	186,861
Less accumulated depreciation		119,320	110,457
		$79,692	$76,404

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-25 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2007 and 2006, assets under capital leases consist of $1,907,000 and $961,000 of machinery, equipment and automotive, respectively, and $95,000 of furniture, fixtures and store equipment at December 31, 2006. Accumulated depreciation for assets under capital leases were $244,000 and $118,000 at December 31, 2007 and 2006, respectively.

7.  Debt Issuance and Other Debt-Related Costs, net

Debt issuance and other debt-related costs, which are included in other assets in the accompanying consolidated balance sheets, include debt issuance costs of $4,213,000 and $1,836,000, net of accumulated amortization of $2,368,000 and $3,681,000 as of December 31, 2007 and 2006, respectively.

During 2007, we incurred debt issuance costs of $4,429,000 which includes $3,224,000 relating to the 2007 Debentures and $1,139,000 relating to the $50 million loan agreement (“Secured Term Loan”). In addition, the remaining portion of the 2006 Debentures was converted into our common stock. As a result of the conversions, approximately $266,000 of the remaining debt issuance costs, net of amortization, associated with the 2006 Debentures were charged against capital in excess of par value in 2007.  Also, the Senior Secured Loan due in 2009 was repaid with the proceeds from the Secured Term Loan.  As a result, approximately $1,331,000 of the remaining debt issuance and other debt-related costs, net of amortization, associated with the Senior Secured Loan was charged to interest expense in 2007.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Debt Issuance and Other Debt-Related Costs, net (continued)

In 2006, we incurred debt issuance costs of $1,480,000 relating to the 2006 Debentures. During 2006, a portion of the 2006 Debentures were converted into our common stock. As a result of the conversions, approximately $998,000 of the debt issuance costs, net of amortization, associated with the 2006 Debentures was charged against capital in excess of par value.

Also see discussion in “Derivatives, Hedges and Financial Instruments” of Note 2 concerning our interest rate cap contracts.

8.  Investment in Affiliate

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2007 and 2006, our investment was $3,426,000 and $3,314,000, respectively. As of December 31, 2007, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Current and Noncurrent Accrued and Other Liabilities

December 31,
2007	2006
(In Thousands)
Customer deposits	$9,525	$2,938
Accrued payroll and benefits	5,362	4,170
Deferred income taxes	5,330	-
Accrued income and property taxes	5,247	1,217
Deferred rent expense	4,300	5,231
Deferred revenue on extended warranty contracts	3,387	2,426
Accrued insurance	2,975	1,646
Accrued commissions	2,256	2,565
Accrued death benefits	2,051	1,446
Accrued warranty costs	1,944	1,251
Accrued contractual manufacturing obligations	1,548	1,801
Accrued precious metals costs	1,359	1,068
Accrued interest	1,056	422
Accrued executive benefits	1,040	979
Accrued environmental remediation costs	411	1,432
Other	3,394	4,153
	51,185	32,745
Less noncurrent portion	12,243	5,929
Current portion of accrued and other liabilities	$38,942	$26,816

10.  Redeemable Preferred Stock

At December 31, 2007 and 2006, we had 585 shares and 683 shares, respectively, outstanding of Noncumulative Preferred. Each share of Noncumulative Preferred, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The Noncumulative Preferred is redeemable at par at the option of the holder or the Company. The Noncumulative Preferred provides for a noncumulative annual dividend of 10%, payable when and as declared. During 2007 and 2006, our board of directors declared and we paid dividends totaling $6,000 ($10.00 per share) and $1,000 ($1.24 per share), respectively, on the then outstanding Noncumulative Preferred. At December 31, 2007 and 2006, the Noncumulative Preferred was $56,000 and $65,000, respectively, and is classified as accrued and other liabilities in the accompanying consolidated balance sheets.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt

December 31,
2007	2006
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	26,048
5.5% Convertible Senior Subordinated Notes due 2012 (B)	60,000	-
Secured Term Loan due 2012 (C)	50,000	-
Senior Secured Loan (D)	-	50,000
7% Convertible Senior Subordinated Notes (E)	-	4,000
Other, with current interest rates of 4.25% to 9.36%, most of which is secured by machinery, equipment and real estate (F)	12,107	17,644
	122,107	97,692
Less current portion of long-term debt	1,043	11,579
Long-term debt due after one year	$121,064	$86,113

(A)           ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. In November 2007, in connection with the Secured Term Loan (discussed below under (C)), the Working Capital Revolver Loan was amended.  This amendment included, among other things, the release of the lenders’ second position security liens to the assets which collateralize the Secured Term Loan, an interest rate reduction of .25% and a revised maturity date of April 13, 2012. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75%. The interest rate at December 31, 2007 was 6.45%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As a result of using a portion of the proceeds from the 2007 Debentures (discussed below under (B)) to pay down the Working Capital Revolver Loan, amounts available for additional borrowing under the Working Capital Revolver Loan at December 31, 2007 were $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

In March 2005, we purchased two interest rate cap contracts which set a maximum three-month LIBOR base rate of 4.59% on $30 million and mature on March 29, 2009.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the Secured Term Loan discussed in (C) below and certain distribution-related assets of EDC. EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $183 million at December 31, 2007.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

A prepayment premium of $1,000,000 is due to the lender should the Borrowers elect to prepay the facility prior to April 13, 2008. This premium is reduced to $500,000 during the following twelve-month period ending April 12, 2009 and is reduced to $250,000 during the following twelve-month period ending April 12, 2010 and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants during 2007. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender, to:

•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization, or dispose assets.

The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

In connection with the redemption of ThermaClime’s 10.75% Senior Unsecured Notes (“the Notes”) in July 2006 as discussed in (E) below, the lenders of the Working Capital Revolver Loan and the Senior Secured Loan provided consents to permit ThermaClime to borrow $6.4 million from the Company for the purpose of redeeming the Notes.

(B)           On June 28, 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the 2007 Debentures in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the 2007 Debentures. The Trustee receives customary compensation from us for such services.

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

We have currently invested a portion of the net proceeds in money market investments and have used a portion of the net proceeds to redeem our outstanding shares of Series 2 Preferred; to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B Preferred and Series D Preferred, all of which were owned by an affiliate; and the balance to initially reduce the outstanding borrowings under the Working Capital Revolver Loan. See Note 21 - Related Party Transactions for a discussion of amounts paid to affiliates and former affiliates in connection with the redemption and the dividends. In addition, we intend to use the remaining portion of the net proceeds for certain discretionary capital expenditures and general working capital purposes.

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

In connection with the 5.5% Registration Rights Agreement, we were required to file, and did file, a registration statement (“5.5% Registration Statement”), which registration statement was declared effective by the Securities and Exchange Commission (“SEC”) on November 19, 2007.

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

We are required to use commercially reasonable efforts to cause the post-effective amendment to be declared effective as promptly as is practicable, but in any event, no later than 60 days (90 days if the post-effective amendment is reviewed by the SEC) after such post-effective amendment is required to be filed.  If, in spite of our commercially reasonable efforts, a post-effective amendment is not declared effective within the number of days required, the liquidated damages will accrue under the 5.5% Rights Agreement as described below, beginning on the first day after the post-effective amendment is required to be effective.  However, we are permitted to suspend the availability of the 5.5% Registration Statement or prospectus for purposes of updating the information therein (a “Deferral Period”) without incurring or accruing any liquidated damages, unless the Deferral Period exceeds (a) 30 days in any 90 day period, or (b) 90 days in any 12 month period, in which case, beginning on the first day following the last permissible day of the Deferral Period, liquidated damages at the rates of 0.25% and 0.5% shall apply, as described below, until the termination of the Deferral Period.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

If the post-effective amendment to the 5.5% Registration Statement is not declared effective by the appropriate time period described above, the following liquidated damages, shall accrue for each day thereafter until the 5.5% Registration Statement is declared effective:

•
0.25% – Damages shall accrue at an annual percentage rate equal to 0.25% of the aggregate principal amount of each debenture, from the first day of the accrual period up to and including the 90th day (approximately $411 per day or a total of $36,900 at the end of 90 days); and

•
0.5% – Damages shall accrue at an annual percentage rate equal to 0.5% of the aggregate principal amount of each debenture, from and after the 91st day of the accrual period (approximately $822 per day), until the 5.5% Registration Statement is declared effective.  The 5.5% Registration Rights Agreement provides no limitation to the maximum amount of liquidation damages. The 5.5% Registration Rights Agreement does not require us to issue shares of our equity securities relating to liquidated damages.

Liquidated damages are payable with respect to debentures that are outstanding as of the beginning of a liquidated damages accrual period.  If a debenture has been converted into common stock prior to the beginning of a liquidated damages accrual period, no liquidated damages are payable with respect to the common stock issued upon such conversion.

(C)           In November 2007, ThermaClime and certain of its subsidiaries entered into a $50 million loan agreement (the “Secured Term Loan”) with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan discussed in (D) below. The Secured Term Loan matures on November 2, 2012.

The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at December 31, 2007 was 7.90%.  The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $48 million at December 31, 2007.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2007, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $60 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the year ended December 31, 2007.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

A prepayment premium equal to 1% of the principal amount prepaid is due to the lender should the borrowers elect to prepay on or prior to November 6, 2009. This premium is reduced to 0.5% during the following twelve-month period and is eliminated thereafter.

(D)           In September 2004, ThermaClime and certain of its subsidiaries completed a $50 million term loan (“Senior Secured Loan”) with a certain lender. The Senior Secured Loan accrued interest at the applicable LIBOR rate, as defined, plus an applicable LIBOR margin, as defined or, at the election of the borrowers, the alternative base rate, as defined, plus an applicable base rate margin, as defined, with the annual interest rate not to exceed 11% or 11.5% depending on the leverage ratio. For 2007, the effective interest rate was 11%. In November 2007, the Senior Secured Loan was repaid with the proceeds from the Secured Term Loan discussed above under (C).

(E)           On March 14, 2006, we completed a private placement to six QIBs pursuant to which we sold $18 million aggregate principal amount of the 2006 Debentures. We used a placement agent for this transaction which we paid a fee of 6% of the aggregate gross proceeds received in the financing. Other offering expenses in connection with the transaction were $.4 million. As a result, the total debt issuance costs related to this transaction were $1.5 million. The 2006 Debentures are no longer outstanding. As of April 30, 2007, all of the outstanding 2006 Debentures were converted into our common stock, plus, in certain cases, payment of additional consideration relating to offers received from holders and accepted by us as discussed below.

During 2006, $14 million of the 2006 Debentures were converted into 1,977,499 shares of our common stock at the conversion price of $7.08 per share. Several of the conversions related to offers received from holders and accepted by us which included the stated conversion price of $7.08 per share plus an additional consideration totaling $277,000 which was paid to these holders. Because these offers met the criteria within SFAS 84-Induced Conversions of Convertible Debt, the additional consideration of $277,000 was expensed and is included in interest expense in our consolidated statement of income. During 2007, the remaining $4 million of the 2006 Debentures (which includes $1 million that was held by Jayhawk Capital Management and other Jayhawk entities, through their manager, Kent McCarthy (the “Jayhawk Group”), were converted into 564,789 shares of our common stock at the average conversion price of $7.082 per share.

Approximately $13.6 million of the net proceeds have been used to purchase or redeem all of the outstanding Notes held by unrelated third parties and Jayhawk at ThermaClime’s carrying value (which includes $1 million that was held by Jayhawk) including accrued interest of $.3 million. The remaining balance was used for the purchase of other higher interest rate debt and for general corporate purposes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

The 2006 Debentures were convertible by holders, in whole or in part, into shares of the Company’s common stock prior to their maturity on March 1, 2011. Holders of 2006 Debentures electing to convert all or any portion of a 2006 Debenture would obtain the following conversion rate per $1,000 principal amount of 2006 Debentures during the dates indicated:

Shares Per $1,000 Principal Amount	Conversion Price Per Share
Prior to September 1, 2006	125.00	$8.00
September 1, 2006 – February 28, 2007	141.25	$7.08
March 1, 2007 - August 31, 2007	141.04	$7.09
September 1, 2007 - February 29, 2008	137.27	$7.28
March 1, 2008 - August 31, 2008	133.32	$7.50
September 1, 2008 - February 28, 2009	129.23	$7.74
March 1, 2009 - March 1, 2011	125.00	$8.00

The conversion price was subject to anti-dilution provisions designed to maintain the value of the 2006 Debentures in the event we had taken certain actions with respect to our common stock, as described below, that effect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the 2006 Debentures or that confer a benefit upon our current stockholders not otherwise available to the holders of the 2006 Debentures. In this regard, the 2006 Debentures provided that the conversion rate of the 2006 Debentures would be adjusted upon the occurrence of any of the following events:

(a)	the payment or issuance of common stock as a dividend or distribution on our common stock;

(b)
the issuance to all holders of common stock of rights, warrants or options to purchase our common stock (other than pursuant to our preferred share rights plan) for a period expiring within 45 days of the record date for such distribution at a price less than the average of the closing sale price for the 10 trading days preceding the declaration date for such distribution; provided that the conversion price will be readjusted to the extent that such rights, warrants or options are not exercised;

(c)	subdivisions, splits or combinations of our common stock;

(d)
distributions to the holders of our common stock of a portion of our assets (including shares of capital stock or assets of a subsidiary) or debt or other securities issued by us or certain rights to purchase our securities (excluding dividends or distributions covered by clauses (a) or (b) above or our preferred share rights plan); provided, however, that if we distribute capital stock of, or similar equity interests in, a subsidiary or other business unit of ours, the conversion rate will be adjusted based on the market value of the securities so distributed relative to the market value of our common stock, in each case based on the average closing sale prices of those securities for the 10 trading days commencing on and including the fifth trading day after the date on which “ex-dividend trading” commences for such distribution on the NASDAQ National Market or such other national or regional exchange or market on which the securities are then listed or quoted;

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

(e)
tender or exchange offer made by the Company or any subsidiary for all or any portion of the common stock and such shall require the payment to stockholders of consideration per share of common stock having a fair market value that exceeds the last reported closing sale price;

(f)	the Company, by dividend or otherwise, makes a distribution in cash to all holders of its common stock; and

(g)
the tender or exchange offer made by a person other than the Company or a subsidiary for more than 50% of the Company’s common stock and shall involve a payment by such person of consideration per share of common stock having a fair market value (as determined by the Company’s board of directors, whose determination is conclusive) that exceeds the closing price of a share of common stock and as of the offer expiration time the Company’s board of directors is not recommending rejection of the offer.

The Indenture provides that the conversion rate of the 2006 Debentures is subject to adjustment upon the occurrence of any of seven different events as described above. The first four of these events [subparagraphs (a)-(d)] are standard anti-dilution events as described in paragraph 8 of EITF 05-2. The last three events [subparagraphs (e), (f) and (g)] are not considered standard anti-dilution provisions as discussed in paragraph 8 of EITF 05-2; however, these events triggering an anti-dilution conversion rate adjustment were within the control of the Company. For those that are not also an event of equity restructuring as defined in SFAS 123(R), they were evaluated as contingent beneficial conversion features (“BCF”). We planned to recognize a BCF if and when a triggering event occurred, until then it was accounted for as a contingent event and no accounting was warranted. None of the conversion rate adjustments occurred during the term of the debt (all of the debt was converted during 2006 and 2007 as discussed above), thus there is no requirement to account for the contingent BCF.

To the extent that we had a rights plan in effect upon conversion of the 2006 Debentures into common stock, holders of 2006 Debentures would have received, in addition to the common stock, the rights under the rights plan unless the rights have separated from the common stock at the time of conversion, in which case the conversion rate will be adjusted as if we distributed to the holders of our common stock, a portion of our assets, or debt or other securities or rights as set forth under clause (d) above, subject to readjustment in the event of the expiration, termination or redemption of such rights.

Our board of directors had reserved the right to increase the conversion rate if our board of directors determines (a) that an increase would be in our best interests or (b) it advisable to avoid or diminish any income tax to holders of common stock resulting from any stock or rights distribution.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Long-Term Debt (continued)

(F)         Amounts include capital lease obligations of $1,230,000 and $767,000 at December 31, 2007 and 2006, respectively.

Maturities of long-term debt for each of the five years after December 31, 2007 are as follows (in thousands):

2008	$1,043
2009	1,042
2010	1,153
2011	1,119
2012	111,072
Thereafter	6,678
$122,107
12.  Income Taxes

Provisions (benefits) for income taxes are as follows:

2007	2006	2005
(In Thousands)
Current:
Federal	$5,260	$312	$
State	1,980	589		118
Total Current	$7,240	$901		$118

Deferred:
Federal	$(4,095)	$-	$-
State	(605)	-	-
Total Deferred	$(4,700)	$-	$-
Provisions for income taxes	$2,540	$901	$118

The current provision for federal income taxes of $5,260,000 for 2007 includes regular federal income tax and alternative minimum income tax (“AMT”).  The current provision of state income taxes of $1,980,000 for 2007 includes the provision for 2007 state income taxes, as well as $1,047,000 for uncertain state income tax positions recognized in accordance with FIN 48 as discussed below.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

The 2007 benefit for deferred taxes of $4,700,000 results from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million. We account for income taxes under the provisions of SFAS 109 which requires recognition of future tax benefits (NOL carryforwards and other temporary differences) subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, SFAS 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination.  Prior to 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences.  Prior to 2007, management considered certain negative evidence in determining that it was “more-likely-than-not” that the net deferred tax assets would not be utilized in the foreseeable future, thus a valuation allowance was required. The negative evidence considered primarily included our history of losses, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income to utilize these NOL carryforwards.

As the result of improving financial results during 2007 including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim) and our expectation of generating taxable income in the future, we determined in the third quarter that there was sufficient objective and verifiable evidence to conclude that it was more-likely-than-not that we would be able to realize the net deferred tax assets. As a result, we reversed the valuation allowances as a benefit for income taxes and recognized deferred tax assets and deferred tax liabilities. At December 31, 2007, we had net current deferred tax assets of $10.0 million and net non-current deferred tax liabilities of $5.3 million.

Due to regular tax NOL carryforwards, the only current tax expense for 2006 and 2005 was for federal AMT and state income taxes as shown above.

At December 31, 2007, we have federal NOL carryforwards of approximately $2.9 million that begin expiring in 2026 and state tax NOL carryforwards of approximately $28.9 million that begin expiring in 2024.  We anticipate fully utilizing the federal NOL carryforwards in 2008 at which time we will begin paying federal income taxes at regular corporate tax rates.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income. Under SFAS 109, income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, during 2007, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

$1,740,000 is accounted for as an increase in capital in excess of par value rather than a decrease in the provision for income taxes.

SFAS 123(R) specifies that if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  As of December 31, 2007, we have approximately $2,325,000 in unrecognized federal and state tax benefits resulting from the exercise of NSOs since the effective date of SFAS 123(R) on January 1, 2006. We estimate that a significant portion of this benefit will be realized in 2008 when our current tax liability is reduced by these items.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2007 and 2006 include:

2007	2006
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$906	$1,286
Asset impairment	902	769
Inventory reserves	204	646
Deferred compensation	2,700	2,123
Other accrued liabilities	2,439	1,928
Uncertain income tax positions	655	-
Other	512	607
Capitalization of certain costs as inventory for tax purposes	900	881
Net operating loss carryforwards	779	19,236
Alternative minimum tax credit carryforwards	3,911	1,288
Total deferred tax assets	13,908	28,764
Less valuation allowance on deferred tax assets	-	18,932
Net deferred tax assets	$13,908	$9,832

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$7,273	$8,017
Excess of book gain over tax gain resulting from sale of land	541	403
Investment in unconsolidated affiliate	1,394	1,412
Total deferred tax liabilities	$9,208	$9,832

Net deferred tax assets	$4,700	$-

Consolidated balance sheet classification:
Net current deferred tax assets	$10,030	$-
Net non-current deferred tax liabilities	(5,330)	-
Net deferred tax assets	$4,700	$-

Net deferred tax assets by tax jurisdiction:
Federal	$3,921	$-
State	779	-
Net deferred tax assets	$4,700	$-

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

Detailed below are the differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes” for the year ended December 31:

2007	2006	2005
(In Thousands)
Provision for income taxes at federal statutory rate	$17,176	$5,834	$2,058
Changes in the valuation allowance related to deferred tax assets	(18,476)	(5,950)	(1,743)
Effect of discontinued operations and other	403	58	(249)
Federal alternative minimum tax	-	312	118
State current and deferred income taxes	1,939	383	-
Provision for uncertain tax positions	1,047	-	-
Permanent differences	451	264	(66)
Provision for income taxes	$2,540	$901	$118

On January 1, 2007, we adopted FIN 48, which requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements. Further, FIN 48 prescribes the amount to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.

We believe that we do not have any material uncertain tax positions that meet the FIN 48 more likely than not recognition criteria other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus).  As of December 31, 2006 we had a $300,000 accrued for an uncertain tax position related to state income taxes. As a result of the implementation of FIN 48, we recognized a $120,000 increase in the liability for uncertain tax positions related to state income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.   In 2007, we commissioned a nexus study by an independent public accounting firm to determine if we and our subsidiaries had any activities that would create nexus and to calculate the potential additional state income tax liability in accordance with FIN 48.  As a result of this nexus study, we recognized additional current state income tax expense of $1,047,000 in 2007, partially offset by a deferred tax benefit of $536,000 from additional state NOL carryforwards.  In addition to the FIN 48 liability recorded as a result of the nexus study, we reclassified $150,000 of state income tax from the current payable account to the FIN 48 liability. This reclassification related to state tax liabilities that we had accrued during 2006, but did not become uncertain until 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes (continued)

Balance at January 1, 2007	$420
Additions based on tax positions related to the current year	192
Additions based on tax positions of prior years	1,031
Reductions for tax positions of prior years	(26)
Settlements	-
Balance at December 31, 2007	$1,617

If the tax benefit of these uncertain tax positions were recognized in the financial statements it would decrease the annual effective tax rate by reducing the total state tax provision by approximately $700,000, net of federal expense.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties as other expense. During the year ended December 31, 2007, we recognized $253,000 in interest and penalties associated with unrecognized tax benefits (none in 2006 or 2005). We had approximately $315,000 and $30,000 for the payment of interest and penalties accrued at December 31, 2007 and 2006, respectively.

We plan to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2008. Therefore, we anticipate that the total amounts of unrecognized tax benefits will decrease by approximately $1.4 million by December 31, 2008 as a result of state tax payments made as part of the voluntary disclosure agreement process.

We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2003 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2004-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies

Capital and Operating Leases - We and our subsidiaries lease certain property, plant and equipment under capital leases and non-cancelable operating leases in accordance with SFAS 13. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases, including the Baytown Facility lease (“Baytown Lease”) discussed below, with initial or remaining terms of one year or more at December 31, 2007, are as follows (in thousands):

Operating Leases
Capital Leases	Baytown Lease	Others	Total
2008	$599	$11,173	$3,351	$15,123
2009	285	4,881	2,859	8,025
2010	282	-	1,962	2,244
2011	176	-	1,310	1,486
2012	64	-	1,004	1,068
Thereafter	-	-	1,641	1,641
Total minimum lease payments	1,406	$16,054	$12,127	$29,587
Less amounts representing interest	176
Present value of minimum lease payments included in long-term debt	$1,230

Rent expense under all operating lease agreements, including month-to-month leases, was $13,793,000 in 2007, $12,587,000 in 2006 and $12,205,000 in 2005. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Baytown Facility - Our wholly owned subsidiary, EDNC operates a nitric acid plant (the “Baytown Facility”) at a Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation (“Bayer”) (collectively, the “Bayer Agreement”). Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Facility pursuant to a leveraged lease (the “Baytown Lease”) from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term in 2009, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. The total amount of future minimum payments due under the Baytown Lease is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is charged to deferred rent expense which is included in accrued and other liabilities in the accompanying consolidated balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the Baytown Lease and Bayer has the unilateral right to determine if the fixed-price purchase option is exercised in 2009. If Bayer decides to exercise the purchase option, they must also fund it. EDNC’s ability to perform on its lease commitments is contingent upon Bayer’s performance under the Bayer Agreement. One of our subsidiaries has guaranteed the performance of EDNC’s obligations under the Bayer Agreement.  Discussions with Bayer have begun regarding a renewal in 2009.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

Purchase and Sales Commitments - Under an agreement, as amended, with its principal supplier of anhydrous ammonia, the El Dorado Chemical Company (“EDC”) will purchase a majority of its anhydrous ammonia requirements using a market price-based formula plus transportation to the chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) through at least December 31, 2008.

In 1995, EDC entered into a product supply agreement with a third party whereby EDC is required to make monthly facility fee and other payments which aggregate $87,000. In return for this payment, EDC is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by EDC. The initial term of this agreement is through August 2010. If the agreement is not terminated as of the end of the initial term, the agreement automatically renews for a 5-year term and on a year-by-year basis thereafter. EDC can currently terminate the agreement without cause at a cost of approximately $1.4 million. Based on EDC’s estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $1,078,000, $1,052,000 and $1,035,000 in 2007, 2006, and 2005, respectively.

At December 31, 2007, our Climate Control Business had purchase commitments under exchange-traded futures for 3,875,000 pounds of copper through December 2008 at a weighted average cost of $3.02 per pound and a weighted average market value of $3.04 per pound. At December 31, 2007, our Chemical Business had purchase commitments under exchange-traded futures for 530,000 MMBtu of natural gas through April 2008 at a weighted average cost of $7.98 per MMBtu and a weighted average market value of $7.51 per MMBtu.

At December 31, 2007, we also had standby letters of credit outstanding of $.8 million of which $.2 million related to our Climate Control Business.

At December 31, 2007, we had deposits from customers of $9.5 million for forward sales commitments including $8.7 million relating to our Chemical Business and $.6 million relating to our Climate Control Business.

In 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement (“Supply Agreement”) with a third party. Under the Supply Agreement, as amended, EDC will supply from the El Dorado Facility approximately 210,000 tons of industrial grade ammonium nitrate per year, which is approximately 92% of the plant’s manufacturing capacity for that product, for a term through 2010.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $9.0 million at December 31, 2007.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

Legal Matters - Following is a summary of certain legal matters involving the Company.

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future.

We are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces which we plan to maintain in an adequate condition to prevent leakage through our standard repair and maintenance activities. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

1.  Discharge Water Matters

The El Dorado Facility within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ has agreed to issue a consent administrative order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. A draft of the proposed consent administrative order has been prepared by the ADEQ and submitted to the El Dorado Facility for review. We are currently reviewing the proposed consent administrative order.

To meet the June 2007 permit limits, the El Dorado Facility has conducted a study of the creek adjacent to the El Dorado Facility to determine whether a permit modification allowing for the discharge into the creek is appropriate. On September 22, 2006, the Arkansas Pollution Control and Ecology Commission approved the results of the study that showed that the proposed permit modification is appropriate and the proposal to allow the El Dorado Facility to dispose of its wastewater into the creek. A public hearing was held on the matter on November 13, 2006 with minimal opposition.  As a result, the El Dorado Facility has been discharging its wastewater into the creek.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2007.

2.      Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than February 2010. We currently estimate the remaining environmental compliance related expenditures to be approximately $5.6 million, which has been committed for 2008.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

In December 2006, the El Dorado Facility entered into a new CAO (“2006 CAO”) with the ADEQ to resolve a problem with ammonia emissions from certain nitric acid units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. Under the 2006 CAO, the ADEQ allowed the El Dorado Facility to re-evaluate the catalyst performance and required the El Dorado Facility to submit a permit modification with the appropriate ammonia limits. The permit modification was submitted to ADEQ on June 11, 2007, and is currently under review. Until the permit is modified, the 2006 CAO authorizes the El Dorado Facility to continue to operate certain nitric acid units (even though the El Dorado Facility is in non-compliance with the permitted emission limit for ammonia), provided that during this period of time, the El Dorado Facility monitors and reports the ammonia on a monthly basis.

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

In December 2002, Slurry and Universal Tech Corporation (“UTeC”), both subsidiaries within our Chemical Business, sold substantially all of their operating assets but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, UTeC leased the real property to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”), the prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the Slurry Consent Order subject to reallocation.

As a result of meetings with the KDHE, we recorded a provision of $644,000 for our share of these additional estimated costs for 2005. In addition, during 2006, additional costs were estimated due to requirements by the KDHE to further investigate and delineate the site. As a result, for 2006, we recorded provisions totaling $203,000 for our share of these estimated additional costs. Based on additional modeling of the site, Slurry and Chevron are pursuing a

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

course with the KDHE of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. On September 12, 2007, the KDHE approved our proposal to perform two years of surface and groundwater monitoring and to implement a Mitigation Work Plan to acquire additional field data in order to more accurately characterize the nature and extent of contaminant migration off-site. The two-year monitoring program will terminate in February 2009. As a result of receiving approval from the KDHE for our proposal, we recognized a reduction in our share of the estimated costs associated with this remediation by $377,000 in 2007. This reduction is included in the net income from discontinued operations of $348,000 for 2007 (in accordance with SFAS 144).

At December 31, 2007, the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $378,000 and Chevron’s share for these costs (which is included in accounts receivable and other assets) is approximately $194,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

Wetherell v. Climate Master, a proposed class action filed by Donna Wetherell, individually and as a class action representative, Plaintiff, and Climate Master, Inc., Defendant, in the Circuit Court of the First Judicial Circuit, Johnson County, Illinois on September 14, 2007 alleges that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiff asserts claims based upon negligence, strict liability, breach of implied warranties, and the Illinois Consumer Fraud and Deceptive Business Practices Act.  Climate Master has timely filed its pleadings to remove this action to federal court. Climate Master has also filed its answer denying the plaintiff’s claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. Currently the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. In addition, the Company intends to vigorously defend Climate Master in connection with this matter. Therefore, no liability has been established at December 31, 2007.

2.  Chemical Business

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

nitric acid plant. The lawsuit was styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court. A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. The Defendants filed a Notice to Appeal and filed a $10.7 million bond.  EDC will pay attorneys fees equal to approximately 32% of any recovery. We will recognize the jury award if and when realized.

3.  Other

Zeller Pension Plan

In February 2000, the Company’s board of directors authorized management to proceed with the sale of the automotive products business, since the automotive products business was no longer a “core business” of the Company. In May 2000, the Company sold substantially all of its assets in its automotive products business. After the authorization by the board, but prior to the sale, the automotive products business purchased the assets and assumed certain liabilities of Zeller Corporation (“Zeller”). The liabilities of Zeller assumed by the automotive products business included Zeller’s pension plan, which is not a multi-employer pension plan. In June 2003, the principal owner (“Owner”) of the buyer of the automotive products business was contacted by a representative of the Pension Benefit Guaranty Corporation (“PBGC”) regarding the plan. The Owner was informed by the PBGC of a possible under-funding of the plan and a possible takeover of the plan by the PBGC. The PBGC previously advised the Company that the PBGC may consider the Company potentially liable for the under-funding of the Zeller Plan in the event that the plan is taken over by the PBGC and alleged that the under-funding is approximately $600,000. Our ERISA counsel has advised us that, based on certain assumptions and representations made by us to them, they believe that the possibility of an unfavorable non-appealable verdict against us in a lawsuit if the PBGC attempts to hold us liable for under-funding of the Zeller Plan is remote.

MEI Drafts

Masinexportimport Foreign Trade Company (“MEI”) has given notice to the Company and Summit Machine Tool Manufacturing Corp. (“Summit”), a subsidiary of the Company, alleging that it was owed $1,533,000 in connection with MEI’s attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was a subsidiary of the Company. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was a subsidiary of the Company.

On October 22, 1990, a settlement agreement between the Company, Summit, and MEI (the “Settlement Agreement”), was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. On May 16, 1992, the Settlement

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

Agreement was rescinded by the Company, Summit, and MEI at the request of MEI, and replaced with an agreement purportedly substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit bank drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the bank drafts for payment thereof. All of the Company’s ownership interest in LSB Corp. was sold to an unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the bank drafts, nor LSB Corp., which was the endorser of the bank drafts, are currently subsidiaries of the Company.

During 2007, Cromus, alleged to be a Romanian company and an assignee of MEI, filed a lawsuit against us and two of our subsidiaries, Summit Machine Tool Manufacturing Corp. (“Summit”) and Hercules Energy Mfg. Corp., Jack Golsen, our CEO, Mike Tepper, an officer of our company, Bank of America Corporation and others in the New York Supreme Court, in the case styled Cromus, as the assignee of MEI vs. Summit, Index No. 114890107 (NY Sup. Ct., NY Co.  The complaint seeks $1,533,000 plus interest from 1990, $1,000,000 for failure to purchase certain equipment and $1,000,000 in punitive damages.  We intend to contest this matter vigorously.  As of December 31, 2007, no liability has been established relating to these alleged damages.

The Jayhawk Group

As discussed in Note 15 - Non-Redeemable Preferred Stock, during July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. The Jayhawk Group, a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption. The Company believes the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable. Therefore, no liability has been established at December 31, 2007. See discussion under Note 22 – Subsequent Events.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Commitments and Contingencies (continued)

We received a letter dated May 23, 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000. See Note 22 - Subsequent Events.

Securities and Exchange Commission Inquiry

The SEC made an informal inquiry to the Company by letter dated August 15, 2006. The inquiry relates to the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004 and accounting matters relating to the change in inventory accounting from LIFO to FIFO. The Company has responded to the inquiry. At the present time, the informal inquiry is not a pending proceeding nor does it rise to the level of a government investigation. Until further communication and clarification with the SEC, if any, the Company is unable to determine:

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

14.  Stockholders’ Equity

Qualified Stock Option Plans - At December 31, 2007, we have a 1993 Stock Option and Incentive Plan (“1993 Plan”) and a 1998 Stock Option Plan (“1998 Plan”). The 1993 Plan has expired, and accordingly, no additional options may be granted from this plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. Under the 1998 Plan, we are authorized to grant options to purchase up to 1,000,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

shares of our common stock to our key employees. Effective December 31, 2005, our board of directors approved the acceleration of the vesting schedule of 61,500 shares of qualified stock options which would have been fully vested on November 17, 2009. Based on FIN 44, since the modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005. At December 31, 2007, there are 8,000 options available to be granted. At December 31, 2007, there were 26,500 options outstanding related to the 1993 Plan and 429,904 options outstanding relating to the 1998 Plan all of which were exercisable. The exercise price of options granted under these plans was equal to the market value of our common stock at the date of grant. For participants who own 10% or more of our common stock at the date of grant, the exercise price is 110% of the market value at the date of grant and the options lapse after five years from the date of grant.

The following information relates to our qualified stock option plans:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	525,304	$1.97
Granted	-	$-
Exercised	(68,900)	$3.54
Cancelled, forfeited or expired	-	$-
Outstanding at end of year	456,404	$1.73

Exercisable at end of year	456,404	$1.73

	2007	2006	2005

Weighted-average fair value of options granted during year	N/A	N/A	$3.78

Total intrinsic value of options exercised during the year	$1,108,000	$1,886,000	$333,000

Total fair value of options vested during the year	$-	$-	$362,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2007:

Stock Options Outstanding and Exercisable

Exercise Prices	Shares Outstanding and Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value of Shares Outstanding and Exercisable

$1.25			342,304	1.58	$1.25	$9,232,000
$2.73			93,000	3.92	$2.73	2,370,000
$5.10			21,100	7.92	$5.10	488,000
$1.25	-	$5.10	456,404	2.35	$1.73	$12,090,000

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

As of June 14, 2007, we began amortizing the total estimated fair value of the Options to SG&A, which will continue through June 18, 2016 (a weighted-average vesting period of 8.46 years).  As a result, we incurred stock-based compensation expense of $421,000 for 2007.  At December 31, 2007, the total stock-based compensation expense not yet recognized is $6,503,000 relating to the non-vested Options.

Effective December 31, 2005, our board of directors approved the acceleration of the vesting schedule of 30,000 shares of non-qualified stock options which would have been fully vested on April 22, 2008 and 15,000 shares of non-qualified stock options which would have been fully vested on November 7, 2006. Based on FIN 44, since this modification to the vesting schedule did not renew or increase the life of these stock options, a remeasurement of the stock options was not required and no stock-based compensation was recognized in 2005.

We have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 295,000 are available to be granted at December 31, 2007. At December 31, 2007, there are 54,000 options outstanding related to the Outside Director Plan.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following information relates to our non-qualified stock option plans:

	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	980,600	$1.98
Granted	450,000	$8.01
Exercised	(513,100)	$2.52
Surrendered, forfeited, or expired	-	$-
Outstanding at end of year	917,500	$4.64

Exercisable at end of year	512,500	$1.97

	2007	2006	2005

Weighted-average fair value of options granted during year	$15.39	N/A	N/A

Total intrinsic value of options exercised during the year	$10,042,000	$147,000	$38,000

Total fair value of options vested during the year	$692,000	$-	$257,000

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2007:

Stock Options Outstanding

Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value of Shares Outstanding
$1.25	-	$1.38	399,000	1.58	$1.27	$10,754,000
$2.62	-	$2.73	32,500	4.22	$2.70	829,000
$4.19			61,000	0.33	$4.19	1,466,000
$8.01			425,000	8.75	$8.01	8,589,000
$1.25	-	$8.01	917,500	4.91	$4.64	$21,638,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

Stock Options Exercisable

Exercise Prices	Shares Exercisable	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Intrinsic Value of Shares Exercisable
$1.25	-	$1.38	399,000	1.58	$1.27	$10,754,000
$2.62	-	$2.73	32,500	4.22	$2.70	829,000
$4.19			61,000	0.33	$4.19	1,466,000
$8.01			20,000	8.75	$8.01	404,000
$1.25	-	$8.01	512,500	1.88	$1.97	$13,453,000

Preferred Share Purchase Rights - In 1999, we adopted a preferred share rights plan (the “Rights Plan”). Under the Rights Plan, we declared a dividend distribution of one Renewed Preferred Share Purchase Right (the “Renewed Preferred Right”) for each outstanding share of our common stock outstanding as of February 27, 1999 and all further issuances of our common stock would carry the rights. The Rights Plan has a term of ten years from its effective date. The Renewed Preferred Rights are designed to ensure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover or abusive tender offer.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

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

Other – In November 2007, the Jayhawk Group exercised a warrant to purchase 112,500 shares of our common stock for $3.49 per share.

In March 2005, the holders exercised certain warrants, under a cashless exercise provision, to purchase 586,140 shares of our common stock.

As of December 31, 2007, we have reserved 4.5 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks and stock options pursuant to their respective terms.

15.  Non-Redeemable Preferred Stock

Series B Preferred -The 20,000 shares of Series B Preferred, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared.

Series 2 Preferred -The Series 2 Preferred had no par value and had a liquidation preference of $50.00 per share plus dividends in arrears and was convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.329 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders had special conversion rights as discussed below. The Series 2 Preferred was redeemable at our option, in whole or in part, at $50.00 per share, plus dividends in arrears to the redemption date. Dividends on the Series 2 Preferred were cumulative and payable quarterly in arrears.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Non-Redeemable Preferred Stock (continued)

Completion of Tender Offer in 2007

On January 26, 2007, our board of directors approved and on February 9, 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. The terms of the tender offer provided for the issuance by the Company of 7.4 shares of common stock in exchange for each share of Series 2 Preferred tendered in the tender offer and the waiver of all rights to the dividends in arrears on the Series 2 Preferred tendered. As a result of this tender offer, we issued 2,262,965 shares of our common stock for 305,807 shares of Series 2 Preferred that were tendered. As a result, we effectively settled the dividends in arrears on the Series 2 Preferred tendered totaling approximately $7.3 million ($23.975 per share).

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

Included in the amounts discussed above and pursuant to the Jayhawk Agreement and the terms of the tender offer, the Jayhawk Group and Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children (including Barry H. Golsen, our President) and certain entities controlled by them (the “Golsen Group”) tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock. As a result, we effectively settled the dividends in arrears on these shares of Series 2 Preferred tendered totaling approximately $4.96 million with $4.33 million relating to the Jayhawk Group and $0.63 million relating to the Golsen Group.

No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the last business day immediately preceding the expiration date of the tender offer.

Completion of Redemption in 2007

On July 11, 2007, our board of directors approved the redemption of all of our outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date was August 27, 2007, and each share of Series 2 Preferred that was redeemed received a redemption price of $50.00 plus $26.25 per share in dividends in arrears pro-rata to the date of redemption.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Non-Redeemable Preferred Stock (continued)

The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder converted its shares of Series 2 Preferred, the holder was not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted.   As a result, 167,475 shares of Series 2 Preferred were converted (of which 155,012 shares were converted by the Jayhawk Group) into 724,993 shares of our common stock (of which 671,046 shares were issued to the Jayhawk Group).

As a result of the conversions, only 25,820 shares of Series 2 Preferred were redeemed (of which 23,083 shares were held by the Golsen Group) for a total redemption price of $1,291,000 (of which approximately $1,154,000 was paid to the Golsen Group). In addition, we paid approximately $678,000 in dividends in arrears (of which approximately $606,000 was paid to the Golsen Group).  The shares of the Series 2 Preferred were redeemed using a portion of the net proceeds of the 2007 Debentures.

No fractional shares were issued so cash was paid in lieu of any additional shares in an amount equal to the fraction of a share times the closing price per share of our common stock on the day the respective shares were converted.

Exchange Agreements in 2006

During October 2006, we entered into Exchange Agreements with certain holders of our Series 2 Preferred. Pursuant to the terms of the Exchange Agreements, we issued 773,655 shares of our common stock in exchange for 104,548 shares of Series 2 Preferred and the waiver by the holders of their rights to all unpaid dividends. As a result, we effectively settled the dividends in arrears on the Series 2 Preferred exchanged totaling approximately $2.4 million ($23.2625 per share). Because the exchanges were pursuant to terms other the original terms, the transactions were considered extinguishments of the preferred stock.  In addition, the transactions qualified as induced conversions under SFAS 84. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $2.9 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant to the original conversion terms. To measure fair value, we used the closing price of our common stock on the day the parties entered into an Exchange Agreement.

Jayhawk Agreement in 2006

During November 2006, the Company entered into an agreement (“Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed to tender (discussed above) 180,450 shares of the 346,662 shares of the Series 2 Preferred, if the Company made an exchange or tender offer for the Series 2 Preferred.  In addition, as a condition to the Jayhawk Group’s obligation to tender such shares of Series 2 Preferred in an exchange/tender offer, the Jayhawk Agreement further provided that the Golsen Group would exchange only 26,467 of the 49,550 shares of Series 2 Preferred beneficially owned by them. As a result, only 309,807 of the 499,102 shares of Series 2 Preferred outstanding would be eligible to participate

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Non-Redeemable Preferred Stock (continued)

in an exchange/tender offer, with the remaining 189,295 being held by the Jayhawk Group and the Golsen Group.

Other Series 2 Preferred Transactions

During 2007, we cancelled 18,300 shares of Series 2 Preferred previously held as treasury stock. As the result of the cancellation, no shares of Series 2 Preferred were issued and outstanding at December 31, 2007. During 2006, we purchased 1,600 shares of Series 2 Preferred in the open market for $95,000 (average cost of $59.74 per share). These shares were cancelled by the Company. During 2005, we purchased 13,300 shares of Series 2 Preferred in the open market for $597,000 (average cost of $44.90 per share). These shares were being held as treasury stock.

Series D Preferred -The Series D Preferred have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share but would be paid only after dividends in arrears were paid on the Series 2 Preferred. Each holder of the Series D Preferred shall be entitled to .875 votes per share.

Cash Dividends Paid – In addition to the settlement of the dividends in arrears relating to the tender offer in 2007 and the exchange agreements in 2006 as discussed above, during 2007, we paid the following cash dividends on our non-redeemable preferred stock:

•	$1,890,000 on the Series B Preferred ($94.52 per share);
•	$678,000 on the Series 2 Preferred ($26.25 per share); and
•	$360,000 on the Series D Preferred ($0.36 per share).

During 2006, we paid the following cash dividends on our non-redeemable preferred stock:

•	$30,000 on the Series B Preferred ($1.48 per share); and
•	$231,000 on the Series 2 Preferred ($0.40 per share).

At December 31, 2007, there were no dividends in arrears.

Other - At December 31, 2007, we are authorized to issue an additional 229,415 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

16.  Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements and Employee Savings Plans (continued)

required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2007, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4.1 million. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As of December 31, 2007 and 2006, the liability for benefits under the 1992 Agreements is $1,040,000 and $979,000, respectively, which is included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets. The liability reflects the present value of the remaining estimated payments at discount rates of 5.70% and 6.01% as of December 31, 2007 and 2006, respectively. Future estimated undiscounted payments aggregate to $2.1 million as of December 31, 2007. For 2007, 2006 and 2005, charges to SG&A for these benefits were $106,000, $75,000 and $110,000, respectively. As part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This amount is in addition to any amount payable under the 1981 Agreement should that executive have both a 1981 and 1992 agreement. At December 31, 2007, the aggregate undiscounted death benefit payments specified in the 1992 Agreements are $456,000. The benefits under the 1992 Agreements are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 2005, we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2.5 million of the stated death benefit. As of December 31, 2007, the life insurance policies owned by us on the life of our CEO have a total face amount of $7 million. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

As of December 31, 2007, the liability for death benefits under the 1981, 1992 and 2005 Agreements is $2,051,000 ($1,446,000 at December 31, 2006) which is included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements and Employee Savings Plans (continued)

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2007, the total face amount of these policies is $21 million of which $2.5 million of the proceeds is required to be paid under the 2005 Agreement as discussed above. Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $1,151,000 and $917,000, net of borrowings of $1,859,000 and $2,084,000 at December 31, 2007 and 2006, respectively. Increases in cash surrender values of $548,000, $432,000 and $574,000 are netted against the premiums paid for life insurance policies of $836,000, $837,000 and $1,037,000 in 2007, 2006 and 2005 respectively, and are included in SG&A.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and CNC’s union employees and EDNC employees which amounts were not material for each of the three years ended December 31, 2007.

17.  Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS 107 do not apply to all assets, including intangibles.

As of December 31, 2007 and 2006, due to their short-term nature, the carrying values of financial instruments classified as cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued and other liabilities approximated their estimated fair values. Carrying values for our interest rate cap contracts and exchange-traded futures contracts approximate their fair value since they are accounted for on a mark-to-market basis. Carrying values for variable rate borrowings are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the 2007 and 2006 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. The estimated fair value of the 2007 and 2006 Debentures are based on the conversion rate and market price of our common stock at December 31, 2007 and 2006, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Fair Value of Financial Instruments (continued)

December 31, 2007	December 31, 2006
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$50,000	$50,000	$-	$-
Working Capital Revolver Loan	-	-	26,048	26,048
Senior Secured Loan (1)	-	-	53,774	50,000
Other bank debt and equipment financing	155	155	2,517	2,517

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	61,632	60,000	-	-
Other bank debt and equipment financing	12,298	11,952	14,853	15,127
7% Convertible Senior Subordinated Notes	-	-	6,543	4,000
	$124,085	$122,107	$103,735	$97,692

(1) The Senior Secured Loan had a variable interest rate not to exceed 11% or 11.5% depending on ThermaClime’s leverage ratio.

18.  Property and Business Interruption Insurance Recoveries

El Dorado Facility - Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure which led to a fire at one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed insurance claims for recovery of business interruption and property losses related to this incident. For 2006 and 2005, we realized insurance recoveries of $882,000 and $1,929,000, respectively, relating to the business interruption claim which is recorded as a reduction to cost of sales. For 2005, we recognized insurance recoveries totaling $1,618,000, of which most were under our replacement cost insurance policy relating to this property damage claim which are recorded as other income.

Cherokee Facility - As a result of damage caused by Hurricane Katrina, the natural gas pipeline servicing the chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to the Cherokee Facility. CNC’s insurer was promptly put on notice of a claim and during 2006, CNC filed a business interruption claim relating to this incident.  In 2007, we realized insurance recoveries of $3,750,000 relating to this business interruption claim which are recorded as a reduction to cost of sales.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Other Expense, Other Income and Non-Operating Other Income, net

Year ended December 31,
2007	2006	2005
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$378	$-	$-
Impairments of long-lived assets (1)	250	286	237
Settlement of litigation and potential litigation (2)	350	300	-
Other miscellaneous expense (3)	208	136	95
Total other expense	$1,186	$722	$332
Other income:
Settlement of litigation (4)	$3,272	$-	$-
Rental income	17	25	142
Property insurance recoveries in excess of losses incurred	-	-	1,618
Arbitration award	-	1,217	-
Gains on the sales of property and equipment, net	-	12	714
Other miscellaneous income (3)	206	305	208
Total other income	$3,495	$1,559	$2,682

Year ended December 31,
2007	2006	2005
(In Thousands)
Non-operating other income, net:
Interest income	$1,291	$523	$174
Gains on sale of certain current assets, primarily precious metals	12	-	237
Net proceeds from certain key individual life insurance policies (5)	-	-	1,162
Miscellaneous income (3)	61	199	137
Miscellaneous expense (3)	(100)	(98)	(149)
Total non-operating other income, net	$1,264	$624	$1,561

(1)	Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized the following impairments:

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Other Expense, Other Income and Non-Operating Other Income, net (continued)

Year ended December 31,
2007	2006	2005
(In Thousands)
Chemical Business assets	$250	$286	$117
Corporate assets	-	-	120
	$250	$286	$237

(2)	During 2007, a settlement was reached relating to alleged damages claimed by a customer of our Climate Control Business. During 2006, a settlement was reached relating to an asserted financing fee.

(3)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(4)
During 2007, our Chemical Business reached a settlement with Dynegy, Inc. and one of its subsidiaries, relating to a previously reported lawsuit. This settlement reflects the net proceeds of $2,692,000 received by the Cherokee Facility and the retention by the Cherokee Facility of a disputed $580,000 accounts payable.

(5)	Amount relates to the recognition in net proceeds from life insurance policies due to the unexpected death of one of our executives in January 2005.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

We have two reportable segments: the Climate Control Business and the Chemical Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Climate Control – The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:

•	geothermal and water source heat pumps,
•	hydronic fan coils, and
•	other HVAC products including large custom air handlers, modular chiller systems and other products and services.

These HVAC products are primarily for use in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. Our various facilities located in Oklahoma City comprise substantially all of the Climate Control segment’s operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

Chemical –The Chemical Business segment manufactures and sells:

•	anhydrous ammonia, ammonium nitrate, urea ammonium nitrate, and ammonium nitrate ammonia solution for agricultural applications,
•
concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical and commercial grade anhydrous ammonia, sulfuric acid, and high purity ammonium nitrate for industrial applications, and

•	industrial grade ammonium nitrate and solutions for the mining industry.

Our primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include industrial users of acids throughout the United States and parts of Canada; farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States; and explosive manufacturers in the United States.

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

As of December 31, 2007, our Chemical Business employed 360 persons, with 138 represented by unions under currently unexecuted negotiated agreements, which the parties expect to execute in the near future. Assuming the union agreements are executed in their current form, the agreements will expire in July through November of 2010.
Other - The business operation classified as “Other” sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, is detailed below:

2007	2006	2005
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$165,115	$134,210	$85,268
Hydronic fan coils	85,815	59,497	53,564
Other HVAC products	35,435	27,454	18,027
Total Climate Control	286,365	221,161	156,859

Chemical:
Agricultural products	117,158	89,735	80,638
Industrial acids and other chemical products	95,754	95,208	80,228
Mining products	75,928	75,708	72,581
Total Chemical	288,840	260,651	233,447
Other	11,202	10,140	6,809
	$586,407	$491,952	$397,115
Gross profit:
Climate Control	$83,638	$65,496	$48,122
Chemical	44,946	22,023	16,314
Other	4,009	3,343	2,330
	$132,593	$90,862	$66,766
Operating income (loss):
Climate Control	$34,194	$25,428	$14,097
Chemical	35,011	9,785	7,591
General corporate expenses and other business operations, net (1)	(10,194)	(8,074)	(6,835)
	59,011	27,139	14,853
Interest expense	(12,078)	(11,915)	(11,407)
Non-operating income, net:
Climate Control	2	1	-
Chemical	109	311	362
Corporate and other business operations	1,153	312	1,199
Provisions for income taxes	(2,540)	(901)	(118)
Equity in earnings of affiliate - Climate Control	877	821	745
Income from continuing operations	$46,534	$15,768	$5,634

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

2007	2006	2005
(In Thousands)
Gross profit-Other	$4,009	$3,343	$2,330
Selling, general and administrative:
Personnel costs	(6,879)	(5,862)	(5,258)
Professional fees	(4,299)	(3,004)	(2,398)
Office overhead	(646)	(598)	(598)
Advertising	(244)	(188)	(118)
Shareholders relations	(154)	(58)	(34)
Property, franchise and other taxes	(314)	(198)	(250)
All other	(1,626)	(1,221)	(1,272)
Total selling, general and administrative	(14,162)	(11,129)	(9,928)

Other income	53	28	883
Other expense	(94)	(316)	(120)
Total general corporate expenses and other business operations, net	$(10,194)	$(8,074)	$(6,835)

Information about our property, plant and equipment and total assets by industry segment is detailed below:

2007	2006	2005
(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$3,195	$2,591	$2,223
Chemical	8,929	8,633	8,503
Corporate assets and other	147	157	149
Total depreciation of property, plant and equipment	$12,271	$11,381	$10,875

Additions to property, plant and equipment:
Climate Control	$6,778	$7,600	$4,322
Chemical	9,151	6,482	11,617
Corporate assets and other	294	37	232
Total additions to property, plant and equipment	$16,223	$14,119	$16,171

Total assets at December 31:
Climate Control	$102,737	$97,166	$60,970
Chemical	121,864	109,122	111,212
Corporate assets and other (A)	82,953	13,639	16,781
Total assets	$307,554	$219,927	$188,963

(A) At December 31, 2007, the amount includes cash and cash equivalents of $55.9 million, deferred income taxes of $10.0 million and debt issuance and other debt-related costs, net of $4.6 million.

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

Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less SG&A incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets and other are those principally owned by the parent company or by subsidiaries not involved in the two identified industries.

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2007	2006	2005
(In Thousands)
Canada	$14,206	$14,869	$12,077
Mexico, Central and South America	2,053	3,240	581
Europe	3,069	1,732	1,148
South and East Asia	2,218	1,271	1,502
Caribbean	1,119	968	282
Middle East	9,523	688	2,647
Other	129	390	365
	$32,317	$23,158	$18,602

Major Customer

Net sales to one customer, Orica USA, Inc., of our Chemical Business segment represented approximately 9%, 10% and 11% of our total net sales for 2007, 2006 and 2005, respectively. Under the terms of the Supply Agreement, EDC will supply from the El Dorado Facility industrial grade ammonium nitrate through 2010.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions

Jayhawk

Jayhawk Capital Management, L.L.C., and certain of its affiliates (collectively, the “Jayhawk Group”), a former significant shareholder and affiliate, were participants to various investment transactions in certain issues of the Company’s debt and equity securities during the past several years, which both increased and decreased their ownership interest in the Company. During August 2007, the two directors appointed by the holders of our Series 2 Preferred were no longer eligible to serve on our board and as of December 31, 2007, the Jayhawk Group had decreased its ownership in our debt and equity securities to the level whereby they are no longer considered a related party. However, the Jayhawk Group was a participant in the following transactions related to our debt and equity securities during the period it was considered a related party:

During 2006, approximately $1,037,000 of the net proceeds from the 2006 Debentures were used to purchase from a member of the Jayhawk Group $1,000,000 principal amount of our subsidiary’s 10.75% Senior Unsecured Notes, plus accrued and unpaid interest due thereon.

During 2006, a member of the Jayhawk Group purchased $1,000,000 principal amount of the 2006 Debentures. In April 2007, the Jayhawk Group converted all of such 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share pursuant to the Indenture covering the 2006 Debentures). During 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures. In 2006, we paid the Jayhawk Group $35,000 for interest earned on the 2006 Debentures.

On March 25, 2003, the Jayhawk Group purchased from us in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, 450,000 shares of common stock and a warrant for the purchase of up to 112,500 shares of common stock at an exercise price of $3.49 per share.  In connection with such sale, we entered into a Registration Rights Agreement with the Jayhawk Group, dated March 23, 2003. During 2007, the Jayhawk Group exercised the warrant and purchased 112,500 shares of our common stock at the exercise price of $3.49 per share.

During November 2006, we entered into an agreement (the “Jayhawk Agreement”) with the Jayhawk Group. Under the Jayhawk Agreement, the Jayhawk Group agreed, that if we made an exchange or tender offer for the Series 2 Preferred, to tender 180,450 shares of the 346,662 shares of Series 2 Preferred owned by the Jayhawk Group upon certain conditions being met. The Jayhawk Agreement further provided that the Golsen Group would exchange or tender 26,467 shares of Series 2 Preferred beneficially owned by them, as a condition to the Jayhawk Group’s tender of 180,450 of its shares of Series 2 Preferred. Pursuant to the Jayhawk Agreement and the terms of our exchange tender offer, during March 2007, the Jayhawk Group and members of the Golsen Group tendered 180,450 and 26,467 shares, respectively, of Series 2 Preferred for 1,335,330 and 195,855 shares, respectively, of our common stock in our tender

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions (continued)

offer. As a result, we effectively settled the dividends in arrears totaling approximately $4.96 million, with $4.33 million relating to the Jayhawk Group and $0.63 million relating to the Golsen Group.

We received a letter, dated May 23, 2007, from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. After completion of the investigation of this matter by our outside corporate/securities counsel, we attempted to settle this matter with the Jayhawk Group, but were unable to reach a resolution satisfactory to all parties. On October 9, 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to $819,000. See Note 22 - Subsequent Events.

The redemption of all of our outstanding Series 2 Preferred was completed on August 27, 2007. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. The Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holders of Series 2 Preferred that elected to convert shares of Series 2 Preferred into our common stock prior to the scheduled redemption date were not entitled to receive payment of any dividends in arrears on the shares so converted. As a result, holders that elected to convert shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted. On or about August 16, 2007, the Jayhawk Group elected to convert the 155,012 shares of Series 2 Preferred held by it, and we issued to the Jayhawk Group 671,046 shares of our common stock as a result of such conversion.

The Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all dividends in arrears on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of dividends in arrears on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

As a holder of Series 2 Preferred, the Jayhawk Group participated in the nomination and election of two individuals to serve on our board of directors in accordance with the terms of the Series 2

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions (continued)

Preferred. As the result of the exchanges, conversions and redemption of the Series 2 Preferred during 2007, resulting in less than 140,000 shares of Series 2 Preferred being outstanding, the right of the holders of Series 2 Preferred to nominate and elect two individuals to serve on our board of directors terminated pursuant to the terms of the Series 2 Preferred. Therefore, the two independent directors elected by the holders of our Series 2 Preferred no longer serve as directors on our board of directors and the Jayhawk Group is no longer considered an affiliate of ours.

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under “Jayhawk.”

After our exchange tender offer of our Series 2 Preferred, the Golsen Group held 23,083 shares of Series 2 Preferred. Pursuant to our redemption of the remaining outstanding Series 2 Preferred during August 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in dividends in arrears pro-rata to the date of redemption. The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. Holders that converted shares of Series 2 Preferred were not entitled to any dividends in arrears as to the shares of Series 2 Preferred converted.

Cash Dividends

During 2006, we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively.

As discussed above, during 2007, we paid cash dividends to the Golsen Group of approximately $606,000 related to 23,083 shares of Series 2 Preferred redeemed.

In September 2007, we paid the dividends in arrears on our outstanding preferred stock utilizing a portion of the net proceeds of the sale of the 2007 Debentures and working capital, including approximately $2,250,000 of dividends in arrears on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Related Party Transactions (continued)

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During 2007, 2006 and 2005, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $.1 million and $3.3 million in 2007, $.3 million and $1.6 million in 2006, and $.3 million and $1.0 million in 2005. At December 31, 2006, the subsidiary’s loan payable to the Bank was approximately $3.3 million, (none at December 31, 2007) with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

22.  Subsequent Events (Unaudited)

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund (“KU”) filed a lawsuit against us in the U.S. District Court, for the District of Kansas at Kansas City, styled The KU Endownment Charitable Gift Fund vs. LSB Industries, Inc., Case No. 08-CV-2066.  KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group (including its controlling party, Kent McCarthy) and the Golsen Group pursuant to an agreement entered into between us and the Jayhawk Group.  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the agreement between us and the Jayhawk Group and contrary to the terms of our issuer exchange tender offer.  KU alleges, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2 Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer.  KU alleges that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the Securities Exchange Act of 1934 (“34 Act”), a violation of §10b and Rule 10b-5 and §18 of the 34 Act, the Kansas Uniform Securities Act and common law fraud.  We intend to vigorously defend this matter.  As of December 31, 2007, no liability has been established relating to this claim.  We have placed the carrier under our Executive Organizational Liability Insurance Policy Including Securities Liability on notice of this claim and litigation.  Our policy is subject to a $250,000 self insured retention for securities actions.

As discussed in Note 13 - Commitments and Contingencies, in October 2007, a law firm representing a stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf up to approximately $819,000.  During the first quarter of 2008, the parties have agreed to settle this claim by a payment to us by the Jayhawk Group of $180,000, of which we will receive approximately $125,000 after attorneys’ fees.  This settlement is subject to a definitive settlement agreement.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2007

Net sales	$147,385	$156,756	$147,613	$134,653
Gross profit (1)	$32,052	$34,657	$35,172	$30,712
Income from continuing operations (1) (2)	$10,847	$13,221	$17,919	$4,547
Net income (loss) from discontinued operations	(29)	-	377	-
Net income	$10,818	$13,221	$18,296	$4,547
Net income applicable to common stock	$5,631	$13,003	$18,093	$4,547

Income per common share:
Basic:
Income from continuing operations	$.32	$.66	$.87	$.22
Income (loss) from discontinued operations, net	-	-	.02	-
Net income	$.32	$.66	$.89	$.22

Diluted:
Income from continuing operations	$.28	$.58	$.75	$.20
Income (loss) from discontinued operations, net	-	-	.02	-
Net income	$.28	$.58	$.77	$.20

2006

Net sales	$111,857	$132,391	$123,968	$123,736
Gross profit (1)	$20,179	$24,795	$24,063	$21,825
Income from continuing operations (1) (2)	$3,078	$6,290	$3,650	$2,750
Net loss from discontinued operations	(100)	(31)	(113)	(9)
Net income	$2,978	$6,259	$3,537	$2,741
Net income applicable to common stock	$2,426	$5,707	$2,986	$1,766

Income per common share:
Basic:
Income from continuing operations	$.19	$.41	$.22	$.11
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.18	$.41	$.21	$.11

Diluted:
Income from continuing operations	$.15	$.32	$.19	$.10
Loss from discontinued operations, net	(.01)	-	(.01)	-
Net income	$.14	$.32	$.18	$.10

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1) The following items increased (decreased) gross profit and income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Business interruption insurance recoveries:
2007	$-	$-	$1,500	$2,250
2006	$554	$41	$287	$-

Turnaround costs:
2007	$(163)	$(182)	$(534)	$(2,483)
2006	$(159)	$(1,356)	$(262)	$(2,211)

Precious metals, net of recoveries and gains:
2007	$(898)	$(494)	$(278)	$(888)
2006	$(430)	$(1,114)	$(103)	$(1,094)

Changes in inventory reserves:
2007	$317	$28	$15	$24
2006	$836	$(297)	$366	$(194)

(2) The following items increased (decreased) income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Award received related to Trison arbitration:
2006	$-	$-	$-	$1,217

Settlements of litigation and potential litigation:
2007	$-	$-	$3,272	$(350)
2006	$-	$(300)	$-	$-

Interest expense:
2007	$(2,588)	$(1,992)	$(3,482)	$(4,016)
2006	$(2,875)	$(2,886)	$(3,196)	$(2,958)

Benefit (provision) for income taxes:
2007	$(344)	$(188)	$1,549	$(3,557)
2006	$(50)	$(150)	$(208)	$(493)

Note:  Effective January 1, 2007, we adopted FIN 48. The effect of this change in accounting principles decreased income from continuing operations and net income by $511,000 for the three months ended December 31, 2007. In addition, this change in accounting principles decreased basis and diluted net income per share by $0.03 and $0.02, respectively, for 2007.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

December 31,
2007	2006
(In Thousands)
Assets
Current assets:
Cash	$35,051	$881
Accounts receivable, net	149	43
Supplies, prepaid items and other	101	2,734
Investment in senior unsecured notes of a subsidiary	-	6,950
Due from subsidiaries	6,971	5,413
Notes receivable from a subsidiary	29,886	-
Total current assets	72,158	16,021

Property, plant and equipment, net	156	192
Note receivable from a subsidiary	6,400	6,400
Investments in and due from subsidiaries	92,007	42,004
Other assets, net	3,572	800
	$174,293	$65,417

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$401	$142
Accrued and other liabilities	2,582	1,050
Redeemable, noncumulative, convertible preferred stock	56	65
Current portion of long-term debt	13	44
Total current liabilities	3,052	1,301

Long-term debt	60,002	4,038
Due to subsidiaries	2,558	2,558
Noncurrent accrued and other liabilities	3,146	2,344

Stockholders’ equity:
Preferred stock	3,000	28,870
Common stock	2,447	2,022
Capital in excess of par value	123,336	79,838
Accumulated deficit	(16,437)	(47,962)
	112,346	62,768
Less treasury stock	6,811	7,592
Total stockholders’ equity	105,535	55,176
	$174,293	$65,417

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

Year ended December 31,
2007	2006	2005
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$2,801	$2,801	$1,001

Selling, general and administrative expense	5,361	4,367	4,161
Gain on sale of precious metals	(4,259)	-	-
Other income, net	(402)	(308)	(708)

Operating income (loss)	2,101	(1,258)	(2,452)

Interest expense	5,142	4,452	2,553
Net proceeds from certain key individual life insurance policies	-	-	(1,162)
Interest and other non-operating income, net	(3,309)	(1,355)	(373)

Income (loss) from continuing operations	268	(4,355)	(3,470)

Equity in earnings of subsidiaries	46,266	20,123	9,104
Net income (loss) from discontinued operations	348	(253)	(644)

Net income	$46,882	$15,515	$4,990

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Year ended December 31,
2007	2006	2005
(In Thousands)
Net cash flows provided (used) by operating activities	$5,953	$(985)	$(2,484)

Cash flows from investing activities:
Capital expenditures	(71)	(30)	(9)
Proceeds from sales of property and equipment	2	-	-
Payment (purchase) of senior unsecured notes of a subsidiary	6,950	(6,950)	-
Notes receivable from a subsidiary	(29,886)	(6,400)	-
Other assets	(147)	(209)	40
Net cash provided (used) by investing activities	(23,152)	(13,589)	31

Cash flows from financing activities:
Proceeds from 5.5% convertible debentures, net of fees	56,985	-	-
Proceeds from 7% convertible debentures, net of fees	-	16,876	-
Payments on other long-term debt	(4)	(1,655)	(4)
Payments of debt issuance costs	(209)	(356)	-
Net change in due to/from subsidiaries	(4,832)	(1,134)	4,475
Proceeds from exercise of stock options	1,522	298	248
Proceeds from exercise of warrant	393	-	-
Excess income tax benefit on stock options exercised	1,740	-	-
Dividends paid on preferred stock	(2,934)	(262)	-
Acquisition of non-redeemable preferred stock	(1,292)	(95)	(597)
Net cash provided by financing activities	51,369	13,672	4,122
Net increase (decrease) in cash	34,170	(902)	1,669

Cash at the beginning of year	881	1,783	114

Cash at the end of year	$35,051	$881	$1,783

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1.  Basis of Presentation - The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (the “Company”) only. The Company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

2.  Debt Issuance Costs - During 2007, we incurred debt issuance costs of $3,224,000 relating to the 2007 Debentures.  In addition, the remaining portion of the 2006 Debentures was converted into our common stock.  As a result of the conversions, approximately $266,000 of the remaining debt issuance costs, net of amortization, associated with the 2006 Debentures were charged against capital in excess of par value in 2007.

In 2006, the Company incurred debt issuance costs of $1,480,000 relating to the 2006 Debentures. During 2006, a portion of the 2006 Debentures were converted into our common stock. As a result of the conversions, approximately $998,000 of the debt issuance costs, net of amortization, associated with the 2006 Debentures was charged against capital in excess of par value.

3.  Commitments and Contingencies - The Company has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2007, which is guaranteed by the Company is as follows (in thousands):

Secured Term Loan due 2012	$50,000
Other, most of which is collateralized by machinery, equipment and real estate	11,358
$61,358

In addition, the Company has guaranteed approximately $6.3 million of our subsidiaries performance bonds.

See Notes 11 and 13 of the notes to the Company’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4.  Preferred Stock and Stockholders’ Equity - At December 31, 2007 and 2006, a subsidiary of the Company owns 2,451,527 shares of the Company’s common stock which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 2, 10, 14 and 15 of notes to the Company’s consolidated financial statements for discussion of matters relating to the Company’s preferred stock and other stockholders’ equity matters.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements (continued)

5. Precious Metals - The Company had owned a specified quantity of precious metals used in the production process at one of its subsidiaries. Precious metals are carried at cost, with cost being determined using a FIFO basis.  During 2007, the Company sold metals the subsidiary had accumulated in excess of their production requirements. As a result, the Company recognized gains of $4,259,000 for 2007 (none in 2006 and 2005) from the sale of these precious metals.  These gains included an intercompany profit of $2,248,000, which are eliminated in the accompanying condensed statement of income through equity in earnings of subsidiaries. The intercompany profit resulted from differences in the FIFO cost basis of these metals in relation to the consolidated FIFO cost basis.

6. Interest Income - During 2006, the Company acquired an investment in senior unsecured notes due 2007 (the “Notes”) of one of its subsidiaries, ThermaClime, of $6,950,000. During 2007, ThermaClime repaid the Notes. During 2007 and 2006, the Company earned interest of $685,000 and $565,000, respectively, relating to the Notes. In 2006, the Company entered into a $6,400,000 term loan due 2009 with ThermaClime. During 2007 and 2006, the Company earned interest of $698,000 and $331,000, respectively, relating to this term loan.  During 2007, the Company entered into two demand notes totaling $29,886,000 with ThermaClime. During 2007, the Company earned interest of $801,000 relating to these demand notes. In addition, the Company has currently invested a portion of the net proceeds of the 2007 Debentures in money market investments. During 2007, the Company earned interest of $752,000 relating to these money market investments.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006 and 2005

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year

Accounts receivable - allowance for doubtful accounts (1):
2007	$2,269	$858	$1,819	$1,308

2006	$2,680	$426	$837	$2,269

2005	$2,332	$810	$462	$2,680

Inventory-reserve for slow-moving items (1):
2007	$829	$29	$398	$460

2006	$1,028	$258	$457	$829

2005	$908	$121	$1	$1,028

Notes receivable - allowance for doubtful accounts (1):
2007	$970	$-	$-	$970

2006	$970	$-	$-	$970

2005	$1,020	$-	$50	$970

Deferred tax assets - valuation (1):
2007	$18,932	$(18,932)	$-	$-

2006	$25,598	$-	$6,666	$18,932

2005	$27,336	$-	$1,738	$25,598

(1)  Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.