Form 10-K/A
LSB INDUSTRIES INC
filed 2008-03-27
CIK 60714

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

Explanatory Note

The Annual Report on Form 10-K for LSB Industries, Inc. for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 14, 2008, is being amended by this Amendment No. 1 solely to reflect the dividends declared on preferred stock on March 20, 2008 and to revise Part II, Item 5, to include information regarding the sale of unregistered securities during 2007.

In connection with filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto.  The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1.   Except for the foregoing amended information, the Form 10-K continues to describe conditions as of the date of the original filing of such Form 10-K, and we have not updated the disclosures contained therein to reflect events that have occurred at a later date.

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

As of December 31, 2007, we have issued and outstanding 1,000,000 shares of Series D Preferred, 585 shares Non-Cumulative Preferred and 20,000 shares of Series B 12% Convertible, Cumulative Preferred Stock ("Series B Preferred"). Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Non-Cumulative Preferred at the rate of $10.00 a share payable April 1, which are non-cumulative; and
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative.

Our board of directors has declared the following dividends, payable on March 31, 2008, to holders of record on March 21, 2008:

•	$12.00 per share on our outstanding Series B Preferred for an aggregate dividend of $240,000;
•	$ 0.06 per share on our outstanding Series D Preferred for an aggregate dividend of $60,000; and
•	$10.00 per share on our outstanding Non-Cumulative Preferred for an aggregate dividend of $5,845.

All shares of Series B Preferred and Series D Preferred are owned by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

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

Sale of Unregistered Securities

Following are descriptions of all of our unregistered equity securities issued during 2007, excluding transactions that were previously reported on Form 10-Q or Form 8-K.  No commissions or other remuneration was paid for these issuances.

On May 17, 2007, the Company issued to Claude Rappaport (a) 5,000 shares of common stock upon the exercise of a Non-Qualified Stock Option Agreement, dated July 20, 2000, at the cash exercise price of $5.362 per share, and (b) 80,000 shares of common stock upon exercise of a Non-Qualified Stock Option Agreement, dated July 20, 2000, at the cash exercise price of $4.538 per share.  The Company issued the shares pursuant to the exemption from the registration of securities afforded by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.  The purchaser agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the purchaser.  The Company will use the aggregate proceeds of $389,850 for general working capital purposes.

On November 9, 2007, Jayhawk Institutional Partners, L.P. exercised warrants, dated March 25, 2003, for the purchase of 112,500 shares of common stock at the cash exercise price of $3.49 per share. The Company issued the shares pursuant to the exemption from the registration of securities afforded by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.  The purchaser agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the purchaser   The Company will use the aggregate proceeds of $392,625 for general working capital purposes.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 27 , 2008		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 27 , 2008		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Jim D. Jones
March 27, 2008		Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 27, 2008	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 27, 2008	Tony M. Shelby, Director

Dated:	By: /s/ Barry H. Golsen
March 27, 2008	Barry H. Golsen, Director

Dated:	By: /s/ David R. Goss
March 27, 2008	David R. Goss, Director

Dated:	By: /s/ Raymond B. Ackerman
March 27, 2008	Raymond B. Ackerman, Director

Dated:	By: /s/ Robert C. Brown MD
March 27, 2008	Robert C. Brown MD, Director

Dated:	By: /s/ Charles A. Burtch
March 27, 2008	Charles A. Burtch, Director

Dated:	By: /s/ Robert A. Butkin
March 27, 2008	Robert A. Butkin, Director

Dated:	By: /s/Bernard G. Ille
March 27, 2008	Bernard G. Ille, Director

Dated:	By: /s/ Donald W. Munson
March 27, 2008	Donald W. Munson, Director

Dated:	By: /s/ Ronald V. Perry
March 27, 2008	Ronald V. Perry, Director

Dated:	By: /s/ Horace G. Rhodes
March 27, 2008	Horace G. Rhodes, Director

Dated:	By: /s/ John A. Shelley
March 27, 2008	John A. Shelley, Director

Exhibit Number	Description
31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.
31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.
32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.
32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.