Form 10-Q
period 2008-03-31
LSB INDUSTRIES INC
filed 2008-05-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (3-31-2008)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     X     No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [X]

Non-accelerated filer [  ] Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The number of shares outstanding of the Registrant's voting common stock, as of April 30, 2008 was 21,185,292 shares, excluding 3,648,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2008 is unaudited)

March 31, 2008	December 31, 2007
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$42,486	$58,224
Restricted cash	31	203
Accounts receivable, net	82,888	70,577
Inventories:
Finished goods	36,039	28,177
Work in process	2,438	3,569
Raw materials	23,940	25,130
Total inventories	62,417	56,876
Supplies, prepaid items and other:
Deferred rent expense	2,014	-
Prepaid insurance	2,501	3,350
Precious metals	11,502	10,935
Supplies	3,988	3,849
Other	2,322	1,464
Total supplies, prepaid items and other	22,327	19,598
Deferred income taxes	8,590	10,030
Total current assets	218,739	215,508

Property, plant and equipment, net	82,374	79,692

Other assets:
Debt issuance and other debt-related costs, net	4,278	4,639
Investment in affiliate	3,378	3,426
Goodwill	1,724	1,724
Other, net	2,671	2,565
Total other assets	12,051	12,354
	$313,164	$307,554

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at March 31, 2008 is unaudited)

March 31, 2008	December 31, 2007
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,831	$39,060
Short-term financing and drafts payable	525	919
Accrued and other liabilities	37,456	38,942
Current portion of long-term debt	935	1,043
Total current liabilities	77,747	79,964

Long-term debt	120,895	121,064

Noncurrent accrued and other liabilities:
Deferred income taxes	4,900	5,330
Other	7,014	6,913
	11,914	12,243

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,590,810 shares issued (24,466,506 at December 31, 2007)	2,459	2,447
Capital in excess of par value	124,424	123,336
Accumulated other comprehensive loss	(366)	(411)
Accumulated deficit	(5,836)	(16,437)
	123,681	111,935
Less treasury stock at cost:
Common stock, 3,648,518 shares (3,448,518 at December 31, 2007)	21,073	17,652
Total stockholders' equity	102,608	94,283
	$313,164	$307,554

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31, 2008 and 2007

2008	2007
(In Thousands, Except Per Share Amounts)
Net sales	$160,455	$147,385
Cost of sales	122,698	115,333
Gross profit	37,757	32,052

Selling, general and administrative expense	18,764	18,301
Provisions for losses on accounts receivable	90	258
Other expense	181	24
Other income	(610)	(54)
Operating income	19,332	13,523
Interest expense	2,454	2,588
Non-operating other income, net	(517)	(42)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	17,395	10,977
Provisions for income taxes	6,720	344
Equity in earnings of affiliate	(232)	(215)
Income from continuing operations	10,907	10,848

Net loss from discontinued operations	-	29
Net income	10,907	10,819

Dividends, dividend requirements and stock dividend on preferred stocks	306	5,188
Net income applicable to common stock	$10,601	$5,631

Weighted-average common shares:
Basic	21,057	17,516

Diluted	24,992	20,976

Income per common share:
Basic	$.50	$.32

Diluted	$.46	$.28
 (See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2008

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$(17,652)	$94,283

Net income						10,907		10,907
Amortization of cash flow hedge					45			45
Total comprehensive income								10,952
Dividends paid on preferred stock						(306)		(306)
Stock-based compensation				192				192
Exercise of stock options	124		12	194				206
Acquisition of 200,000 shares of common stock							(3,421)	(3,421)
Income tax benefit from exercise of stock options				702				702
Balance at March 31, 2008	24,591	$3,000	$2,459	$124,424	$(366)	$(5,836)	$(21,073)	$102,608

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing operating activities:
Net income	$10,907	$10,819
Adjustments to reconcile net income to net cash used by continuing operating activities:
Net loss from discontinued operations	-	29
Deferred income taxes	1,010	-
Gains on sales of property and equipment	(45)	(3)
Depreciation of property, plant and equipment	3,091	3,042
Amortization	279	224
Stock-based compensation	192	-
Provisions for losses on accounts receivable	90	258
Provision for (realization of) losses on inventory	169	(317)
Provision for (realization of) losses on firm sales commitments	137	(161)
Equity in earnings of affiliate	(232)	(215)
Distributions received from affiliate	280	180
Changes in fair value of interest rate caps	187	96
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(12,424)	(17,851)
Inventories	(5,710)	847
Other supplies and prepaid items	(715)	(2,018)
Accounts payable	(1,027)	(1,442)
Customer deposits	(2,451)	573
Deferred rent expense	(6,314)	(5,613)
Other current and noncurrent liabilities	5,296	3,406
Net cash used by continuing operating activities	(7,280)	(8,146)

Cash flows from continuing investing activities:
Capital expenditures	(5,101)	(3,512)
Proceeds from sales of property and equipment	55	182
Proceeds from restricted cash	172	2,586
Other assets	(176)	180
Net cash used by continuing investing activities	(5,050)	(564)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$126,031	$129,592
Payments on revolving debt facilities	(126,031)	(120,814)
Proceeds from other long-term debt, net of fees	-	2,114
Payments on other long-term debt	(161)	(2,657)
Payments on short-term financing and drafts payable	(394)	(1,084)
Proceeds from exercise of stock options	206	97
Acquisition of common stock	(3,421)	-
Excess income tax benefit on stock options exercised	702	-
Dividends paid on preferred stock	(306)	-
Net cash provided (used) by continuing financing activities	(3,374)	7,248

Cash flows of discontinued operations:
Operating cash flows	(34)	(32)
Net decrease in cash and cash equivalents	(15,738)	(1,494)

Cash and cash equivalents at beginning of period	58,224	2,255
Cash and cash equivalents at end of period	$42,486	$761

Supplemental cash flow information:

Noncash investing and financing activities:

Accounts payable associated with purchases of property, plant and equipment	$2,098	$-
Debt issuance costs associated with 7% convertible debentures converted to common stock	$-	$202
7% convertible debentures converted to common stock	$-	$3,000
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$-	$27,593

(See accompanying notes)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us", or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company which is primarily engaged, through our wholly-owned subsidiary ThermaClime, Inc. ("ThermaClime") and its subsidiaries, in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). The Company and ThermaClime are holding companies with no significant assets or operations other than cash and cash equivalents and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007 ("2007 Form 10-K").

Note 2: Recently Issued Accounting Pronouncements In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 - Fair Value Measurements ("SFAS 157"). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 became effective for the Company on January 1, 2008.  The provisions of SFAS 157 were applied prospectively. See Note 11 - Derivatives, Hedges and Financial Instruments.

In February 2007, the FASB issued SFAS No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS 159 did not impact our condensed consolidated financial statements.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 2: Recently Issued Accounting Pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities; an Amendment of SFAS 133 ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements of SFAS 161 will become effective for the Company beginning in the first quarter of 2009. We have not yet determined if the adoption of SFAS 161 will significantly impact our consolidated financial statements and disclosures.

Note 3: Accounts Receivable

March 31, 2008	December 31, 2007
(In Thousands)
Trade receivables	$82,537	$68,234
Insurance claims	391	2,469
Other	838	1,182
	83,766	71,885
Allowance for doubtful accounts	(878)	(1,308)
	$82,888	$70,577

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At March 31, 2008 and December 31, 2007, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $561,000 and $460,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $49,000 and $13,000, at March 31, 2008 and December 31, 2007, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Three Months Ended March 31,
2008	2007
(In Thousands)
Balance at beginning of period	$473	$1,255
Provision for (realization of) losses	169	(317)
Write-offs/disposals	(32)	-
Balance at end of period	$610	$938

The provision for losses are included in cost of sales (realization of losses is a reduction to cost of sales) in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 5: Precious Metals Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For three months ended March 31, 2008 and 2007, the amounts expensed for precious metals were approximately $2,460,000 and $1,683,000, respectively, and are included in cost of sales in the accompanying condensed consolidated statements of income. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within our manufacturing equipment. For the three months ended March 31, 2007, we recognized recoveries of precious metals at historical FIFO costs of approximately $296,000 (none in 2008), which are reductions to cost of sales.  When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. For the three months ended March 31, 2007, we recognized gains of $489,000 from the sale of excess precious metals (none in 2008). These recoveries and gains are reductions to cost of sales.

Note 6: Investment in Affiliate Cepolk Holding, Inc. ("CHI"), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership ("Partnership") which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana ("Project").  As of March 31, 2008, the Partnership and general partner to the Partnership is indebted to a term lender ("Term Lender") of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation ("FIN") 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Note 7: Product Warranty (continued)

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Three Months Ended March 31,
2008	2007
(In Thousands)
Balance at beginning of period	$1,944	$1,251
Add: Charged to costs and expenses	731	508
Deduct: Costs incurred	(619)	(532)
Balance at end of period	$2,056	$1,227

Note 8: Current and Noncurrent Accrued and Other Liabilities

March 31, 2008	December 31, 2007
(In Thousands)
Accrued income, property and other taxes	$7,826	$5,247
Accrued payroll and benefits	7,666	5,362
Customer deposits	7,074	9,525
Deferred income taxes	4,900	5,330
Deferred revenue on extended warranty contracts	3,513	3,387
Accrued commissions	2,468	2,256
Accrued death benefits	2,207	2,051
Accrued warranty costs	2,056	1,944
Accrued insurance	1,894	2,975
Accrued interest	1,706	1,056
Accrued contractual manufacturing obligations	1,597	1,548
Accrued precious metals costs	1,279	1,359
Accrued executive benefits	1,013	1,040
Deferred rent expense	-	4,300
Other	4,171	3,805
	49,370	51,185
Less noncurrent portion	11,914	12,243
Current portion of accrued and other liabilities	$37,456	$38,942

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Long-Term Debt

March 31,	December 31,
2008	2007
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	60,000	60,000
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with current interest rates of 5.99% to 9.36%, most of which is secured by machinery, equipment and real estate	11,830	12,107
	121,830	122,107
Less current portion of long-term debt	935	1,043
Long-term debt due after one year	$120,895	$121,064

(A)    ThermaClime and its subsidiaries (the "Borrowers") are parties to a $50 million revolving credit facility (the "Working Capital Revolver Loan") that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries.  The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75%. The interest rate at March 31, 2008 was 5.75%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At March 31, 2008, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.3 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries ("EDNC") but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company ("EDC"). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $186 million at March 31, 2008.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2008. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Long-Term Debt (continued)

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

(B)    In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers ("QIBs"), pursuant to which we sold $60 million aggregate principal amount of the 5.5% Convertible Senior Subordinated Notes (the "2007 Debentures") in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the "Act"), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the "Indenture") with UMB Bank, as trustee (the "Trustee"), governing the 2007 Debentures. The Trustee receives customary compensation from us for such services.

The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, which began on January 1, 2008.

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

We have used a portion of the net proceeds to redeem our remaining outstanding shares of Series 2 $3.25 convertible, exchangeable Class C preferred stock ("Series 2 Preferred"); to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B 12% cumulative, convertible preferred stock ("Series B Preferred") and Series D 6% cumulative, convertible Class C preferred stock ("Series D Preferred"), all of which were owned by an affiliate; and the balance to initially reduce the outstanding borrowings under the Working Capital Revolver Loan. In addition, we have currently invested a portion of the net proceeds in money market investments.  We intend to use the remaining portion of the net proceeds for certain discretionary capital expenditures and general working capital purposes.

In conjunction with the 2007 Debentures, we entered into a Registration Rights Agreement with the QIBs. In connection with the Registration Rights Agreement, we filed a post-effective amendment No. 1, to our previously filed registration statement, which amendment was declared effective by the SEC on April 21, 2008.

(C)    ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the "Secured Term Loan") with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at March 31, 2008 was 6.11%.  The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Long-Term Debt (continued)

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas and Cherokee, Alabama chemical production facilities. The carrying value of the pledged assets is approximately $50 million at March 31, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $55 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2008.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

1.  Discharge Water Matters

The chemical production facility located in El Dorado, Arkansas (the "El Dorado Facility") within our Chemical Business generates process wastewater. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System ("NPDES") water discharge permit issued by the Arkansas Department of Environmental Quality ("ADEQ"), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ has agreed to issue a consent administrative order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. As of March 31, 2008, the ADEQ has not issued the consent administrative order.

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

In addition, the El Dorado Facility has entered into a consent administrative order ("CAO") that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2008.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

2.      Air Matters

Under the terms of a consent administrative order relating to air matters ("AirCAO"), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than February 2010. We currently estimate the remaining environmental compliance related expenditures to be approximately $4.6 million, which has been committed for the remainder of 2008.

In December 2006, the El Dorado Facility entered into a new CAO ("2006 CAO") with the ADEQ to resolve a problem with ammonia emissions from certain nitric acid units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. Under the 2006 CAO, the ADEQ allowed the El Dorado Facility to re-evaluate the catalyst performance and required the El Dorado Facility to submit a permit modification with the appropriate ammonia limits. The permit modification was submitted to ADEQ on June 11, 2007, and is currently under review. Until the permit is modified, the 2006 CAO authorizes the El Dorado Facility to continue to operate certain nitric acid units (even though the El Dorado Facility is in non-compliance with the permitted emission limit for ammonia), provided that during this period of time, the El Dorado Facility monitors and reports the ammonia on a monthly basis.

3.      Other Environmental Matters

In April 2002, Slurry Explosive Corporation ("Slurry"), later renamed Chemex I Corp., a subsidiary within our Chemical Business, entered into a Consent Administrative Order ("Slurry Consent Order") with the Kansas Department of Health and Environment ("KDHE"), regarding Slurry’s Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The Slurry Consent Order addressed the release of contaminants from the facility into the soils and groundwater and surface water at the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent strip pit is used for fishing. Under the terms of the Slurry Consent Order, Slurry is required to, among other things, submit an environmental assessment work plan to the KDHE for review and approval, and agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility.

In December 2002, Slurry and Universal Tech Corporation ("UTeC"), both subsidiaries within our Chemical Business, sold substantially all of their operating assets but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, UTeC leased the real property to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor ("Chevron") of the prior owner of

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the Slurry Consent Order subject to reallocation.

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

At March 31, 2008, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $311,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $156,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. ("Climate Master") in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiff asserts claims based upon negligence, strict liability, breach of implied warranties, and the Illinois Consumer Fraud and Deceptive Business Practices Act.  Climate Master has timely filed its pleadings to remove this action to federal court. Climate Master has also filed its answer denying the plaintiff’s claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. Currently the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. In addition, the Company intends to vigorously defend Climate Master in connection with this matter. Therefore, no liability has been established at March 31, 2008.

2.  Chemical Business

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit was styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court. A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. The Defendants filed a Notice to Appeal in 2006 and filed a $10.7 million bond. See recent developments discussed in Note 17 - Subsequent Events.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

3.  Other

Zeller Pension Plan

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

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company ("MEI"), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. ("Summit"), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. ("Aerobit"), a non-U.S. company, which at the time of issuance of the bank drafts, was one of our subsidiaries. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was also one of our subsidiaries. The complaint also seeks $1,000,000 from us and Summit for failure to purchase certain equipment and $1,000,000 in punitive damages.

During October 1990, a settlement agreement (the "Settlement Agreement") was entered into, and in connection with the Settlement Agreement, Summit issued to MEI obligations totaling $1,533,000. In May 1992, the Settlement Agreement was rescinded by the parties at the request of MEI, and replaced with an agreement substantially similar to the Settlement Agreement between MEI and Aerobit, pursuant to which MEI agreed to replace the original $1,533,000 of Summit’s obligations with Aerobit bank drafts totaling $1,533,000, endorsed by LSB Corp. Aerobit previously advised us that MEI has not fulfilled the requirements under the bank drafts for payment thereof. All of the Company’s ownership interest in LSB Corp. was sold to an

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

unrelated third party in September 2002. Further, all of the Company’s interest in Aerobit was sold to a separate unrelated third party, in a transaction completed on or before November 2002. Accordingly, neither Aerobit, which was the issuer of the bank drafts, nor LSB Corp., which was the endorser of the bank drafts, are currently subsidiaries of the Company. We intend to contest this matter vigorously. As of March 31, 2008, no liability has been established relating to these alleged damages.

The Jayhawk Group and the University of Kansas

During July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. Jayhawk Capital Management, L.L.C., and certain of its affiliates (the "Jayhawk Group"), a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4.0 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption. The Company believes the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable. Therefore, no liability has been established at March 31, 2008.

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund ("KU") filed a lawsuit against us.  KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group (including its controlling party, Kent McCarthy) and Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children (including Barry H. Golsen, our President) and certain entities controlled by them (the "Golsen Group") pursuant to an agreement entered into between us and the Jayhawk Group.  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the agreement between us and the Jayhawk Group and contrary to the terms of our issuer exchange tender offer.  KU alleges, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies (continued)

Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer. KU alleges that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the Securities Exchange Act of 1934 ("1934 Act"), a violation of §10b and Rule 10b-5 and §18 of the 1934 Act, the Kansas Uniform Securities Act and common law fraud.  Our insurance carrier under our Executive Organization Liability Insurance Policy Including Securities Liability has agreed to defend this matter under a reservation of rights, subject to a $250,000 self-insurance retention for security matters. We have proposed an offer to settle this claim for $50,000, which amount is included in our accrued and other liabilities at March 31, 2008.

We received a letter dated in May 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the Exchange Act of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group. The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf. We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. During October 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group pursuing a Section 16(b) short-swing profit claim on our behalf.  During the three months ended March 31, 2008, the parties settled this claim for $180,000, of which we received $125,000 in April 2008, after attorneys’ fees and costs, which settlement is included in other income in the accompanying condensed consolidated statement of income.

Securities and Exchange Commission

We have previously disclosed that the Securities and Exchange Commission ("SEC") was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements.  See recent developments discussed in Note 17 - Subsequent Events.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS 133 which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At March 31, 2008 and December 31, 2007, accumulated other comprehensive loss consisted of the remaining deferred cost of $366,000 and $411,000, respectively. The amount amortized to operations was $45,000 (net of minimal income taxes) and $73,000 for the three months ended March 31, 2008 and 2007, respectively. There were no income tax benefits allocated to this expense in 2007.

We have two types of contracts that are accounted for on a fair value basis, which are interest rate cap contracts and exchange-traded futures contracts as discussed below.  The valuation of these contracts was determined generally based on quoted market prices.  However, in certain instances where market quotes are not available, other valuation techniques or models are used to estimate fair values.

As discussed in Note 2 – Recently Issued Accounting Pronouncements, we adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 did not impact our condensed consolidated financial statements because the results of our fair value measurements under SFAS 157 were consistent with our historical valuations. However, we have expanded our disclosures concerning these contracts in accordance with SFAS 157.

In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2008 and December 31, 2007, the fair values of these contracts were $239,000 and $426,000, respectively, and are included in other assets in the accompanying consolidated balance sheets. For the three months ended March 31, 2008 and 2007, we recognized losses of $169,000 and $38,000, respectively.

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into exchange-traded futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2008, the fair value of these futures contracts (unrealized gain) was $58,000 and is included in supplies, prepaid items and other. At December 31, 2007, the fair value of these contracts (unrealized loss) was $172,000 and is included in accrued and other liabilities. These fair values are classified as current assets and liabilities, respectively, in the accompanying condensed consolidated balance sheets as the terms of these contracts are for

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Derivatives, Hedges and Financial Instruments (continued)

periods of twelve months or less. For the three months ended March 31, 2008 and 2007, we recognized gains of $3,197,000 and $511,000, respectively, on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets at March 31, 2008 that are measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2008 Using
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
(In Thousands)
Interest rate cap contracts	$239	$-	$239
Exchange-traded futures contracts	58	58	-
Total	$297	$58	$239

Gains and losses (realized and unrealized) included in earnings and the income statement classification for the three months ended March 31, 2008 are as follows (in thousands):

Total gains (losses) included in earnings:
Cost of sales	$3,197
Interest expense	(169)
$3,028

Change in unrealized gains (losses) relating to contracts still held at March 31, 2008:
Cost of sales	$53
Interest expense	(187)
$(134)

Note 12: Income Per Common Share   Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, dividend requirements and stock dividend. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each period.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Income Per Common Share (continued)

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the three months ended March 31, 2008,
•	we acquired 200,000 shares of our common stock;
•	we issued 124,304 shares of our common stock as the result of the exercise of stock options;
•	we paid cash dividends on our Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock ("Noncumulative Preferred") totaling approximately
$240,000, $60,000 and $6,000, respectively.

During the three months ended March 31, 2007,
•	$3,000,000 of the 7% Convertible Senior Subordinated Debentures (the "2006 Debentures") was converted into 423,749 shares of common stock;
•	we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer; and
•	we issued 26,000 shares of our common stock as the result of the exercise of stock options.

At March 31, 2008, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 Note 12: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Three Months Ended March 31,
2008	2007
Numerator:
Net income	$10,907	$10,819
Dividends and dividend requirements on Series B Preferred	(240)	(60)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer in 2007	-	(157)
Stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007 (1)	-	(4,971)
Dividends on Series D Preferred	(60)	-
Dividends on Noncumulative Preferred	(6)	-
Total dividends, dividend requirements and stock dividend on preferred stock	(306)	(5,188)
Numerator for basic net income per common share - net income applicable to common stock	10,601	5,631
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	306	217
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	602	50
Numerator for diluted net income per common share	$11,509	$5,898

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,056,786	17,516,200
Effect of dilutive securities:
Convertible notes payable	2,188,000	312,525
Convertible preferred stock	940,066	1,779,320
Stock options	806,972	1,283,519
Warrants	-	84,446
Dilutive potential common shares	3,935,038	3,459,810
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	24,991,824	20,976,010

Basic net income per common share	$.50	$.32

Diluted net income per common share	$.46	$.28

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Income Per Common Share (continued)

(1)  As discussed in our 2007 Form 10-K, in February 2007, we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. In accordance with Emerging Issues Task Force ("EITF") Topic No. D-42, the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share.  Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous periods and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2007 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as March 13, 2007.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Three Months Ended March 31,
2008	2007
Series 2 Preferred pursuant to tender offer in 2007 (2)	-	1,044,361

(2) In accordance with EITF Topic No. D-53, the shares associated with the tender offer in 2007 were considered separately from other convertible shares of securities in computing net income per common share for the three months ended March 31, 2007.

Note 13:  Income Taxes   Provisions for income taxes are as follows:

Three Months Ended March 31,
2008	2007
(In Thousands)
Current:
Federal	$4,895	$214
State	815	130
Total Current	$5,710	$344

Deferred:
Federal	$830	$-
State	180	-
Total Deferred	1,010	-
Provisions for income taxes	$6,720	$344

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13:  Income Taxes (continued)

For the three months ended March 31, 2008, the current provision for federal income taxes of $4,895,000 includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For the three months ended March 31, 2007, the current provision for federal income taxes of $214,000 includes alternative minimum income tax ("AMT").  The current provision for state income taxes in 2008 includes provisions for jurisdictions not previously recognized (See discussion of FIN 48 below).  The 2008 current state income tax provision also anticipates the utilization of remaining net operating loss ("NOL") carryforwards in certain states.  In the first quarter of 2007, we had a valuation allowance in place against the deferred tax assets arising from the NOL carryforwards and other temporary differences.  As a result, a deferred tax provision was not recognized.  Our overall effective tax rate in 2008 is reduced by permanent tax differences.

At December 31, 2007, we have federal NOL carryforwards of approximately $2.9 million that begin expiring in 2026 and state tax NOL carryforwards of approximately $28.9 million that begin expiring in 2024.  We anticipate fully utilizing these NOL carryforwards during 2008 and will accrue income taxes at regular corporate tax rates.

When non-qualified stock options ("NSOs") are exercised, the grantor of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income. Under SFAS 109, income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction for the three months ended March 31, 2008 to be recognized in our 2008 income tax return will exceed the related stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $702,000 is accounted for as an increase in capital in excess of par value rather than a decrease in the provision for income taxes for the three months ended March 31, 2008.

We account for income taxes in accordance with FIN 48, which requires that realization of an uncertain income tax position must be "more likely than not" (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements. Further, FIN 48 prescribes the amount to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions.

We believe that we do not have any material uncertain tax positions that meet the FIN 48 more likely than not recognition criteria other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility. We had approximately $1,441,000 and $1,617,000 accrued for uncertain tax liabilities at March 31, 2008 and December 31, 2007, respectively, which are included in accrued and other liabilities in the accompanying condensed consolidated balance sheets.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13:  Income Taxes (continued)

We plan to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2008. Therefore, we anticipate that the total amounts of unrecognized tax benefits will decrease by approximately $1,200,000 by December 31, 2008 as a result of state tax payments made as part of the voluntary disclosure agreement process or other resolutions.

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

Note 14: Other Expense, Other Income and Non-Operating Other Income, net

Three Months Ended March 31,
2008	2007
(In Thousands)
Other expense:
Total other expense (1)	$181	$24

Other income:
Settlements of litigation (2)	$525	$-
Other miscellaneous income (1)	85	54
Total other income	$610	$54

Non-operating other income, net:
Interest income	$541	$42
Miscellaneous income (1)	-	26
Miscellaneous expense (1)	(24)	(26)
Total non-operating other income, net	$517	$42

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(2)
During the three months ended March 31, 2008, a settlement was reached for $400,000 for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations. In addition, a settlement was reached relating to a Section 16(b) short-swing profit claim of which we recognized $125,000.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Segment Information

Three Months Ended March 31,
2008	2007
(In Thousands)
Net sales:
Climate Control	$66,323	$71,305
Chemical	91,330	73,720
Other	2,802	2,360
	$160,455	$147,385

Gross profit: (1)
Climate Control (2)	$21,522	$20,707
Chemical (3)	15,353	10,532
Other	882	813
	$37,757	$32,052

Operating income: (4)
Climate Control (2)	$9,327	$8,508
Chemical (3)	12,125	7,710
General corporate expenses and other business operations, net (5)	(2,120)	(2,695)
	19,332	13,523
Interest expense	(2,454)	(2,588)
Non-operating other income, net:
Climate Control	1	2
Chemical	4	28
Corporate and other business operations	512	12
Provisions for income taxes	(6,720)	(344)
Equity in earnings of affiliate-Climate Control	232	215
Income from continuing operations	$10,907	$10,848

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as "Other" relates to the sales of industrial machinery and related components.

(2)
During the first quarters of 2008 and 2007, we recognized gains of $2,575,000 and $133,000, respectively, on our exchange-traded futures contracts for copper. These gains contributed to an increase in gross profit and operating income.

(3)
During the first quarters of 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $2,460,000 and $898,000, respectively. These net expenses contributed to a decrease in gross profit and operating income.

(4)
Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less Selling, general and administration expense ("SG&A") incurred by each

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Segment Information (continued)

industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

(5)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Three Months Ended March 31,
2008	2007
(In Thousands)
Gross profit-Other	$882	$813
Selling, general and administrative:
Personnel costs	(1,592)	(1,658)
Professional fees	(1,181)	(994)
Office overhead	(176)	(196)
Property, franchise and other taxes	(126)	(83)
Advertising	(70)	(80)
Shareholders relations	(7)	(98)
All other	(284)	(403)
Total selling, general and administrative	(3,436)	(3,512)

Other income	535	18
Other expense	(101)	(14)
Total general corporate expenses and other business operations, net	$(2,120)	$(2,695)

Information about our total assets by industry segment is as follows:

March 31, 2008	December 31, 2007
(In Thousands)
Climate Control	$106,012	$102,737
Chemical	141,832	121,864
Corporate assets and other	65,320	82,953
Total assets	$313,164	$307,554

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Related Party Transactions

Jayhawk

The Jayhawk Group, a former significant shareholder and affiliate, were participants to various investment transactions in certain issues of the Company’s debt and equity securities during the past several years, which both increased and decreased their ownership interest in the Company. During August 2007, the two directors appointed by the holders of our Series 2 Preferred were no longer eligible to serve on our board pursuant to the terms of the Series 2 Preferred and as of December 31, 2007, the Jayhawk Group had decreased its ownership in our debt and equity securities to the level whereby they are no longer considered a related party. However, the Jayhawk Group was a participant in the following transactions related to our debt and equity securities while it was considered a related party:

During the three months ended March 31, 2007, the Jayhawk Group owned $1,000,000 principal amount of the 2006 Debentures which earned interest of $17,500.

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

As discussed in Note 10 - Contingencies, a law firm representing a stockholder initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to $819,000. During the first quarter of 2008, the parties settled this claim for $180,000, of which we received $125,000 in April 2008, after attorneys’ fees and costs.

As discussed in Note 10 - Contingencies, the Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all dividends in arrears on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of dividends in arrears on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted and into common stock.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Related Party Transactions (continued)

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition to Jayhawk’s Agreement to tender shares of Series 2 Preferred in the tender offer. See discussion above under "Jayhawk."

In March 2008, we paid the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the "Bank"). The Bank was a lender to one of our subsidiaries. During the three months ended March 31, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $65,000 and $424,000.  During the three months ended March 31, 2007, the subsidiary’s average loan payable to the Bank was approximately $3.1 million with an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

Note 17:  Subsequent Events  As discussed in Note 10 - Contingencies, we have previously disclosed that the SEC was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements.

During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter.  All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us.  We have the opportunity to make a written submission to the SEC and senior staff of the SEC on or before May 13, 2008, prior to the time the staff makes a formal recommendation to the SEC.  We intend to make such a submission.  In addition, the SEC has also made assertions against our principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil and/or administrative proceedings against him.  Our principal accounting officer has advised us that he intends to also make a Wells submission.  If any enforcement proceedings are instituted by the SEC, we and our principal accounting officer will vigorously defend such actions.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17:  Subsequent Events (continued)

As also discussed in Note 10 - Contingencies, our subsidiary, EDC received a judgment of approximately $9.8 million against the defendants, Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp. in the lawsuit styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. The defendants filed a Notice to Appeal in 2006. During April 2008, the Arkansas Supreme Court affirmed the award granted to EDC by the lower court, which judgment, including interest, totals approximately $11 million. The defendants filed a Petition for Rehearing with the Arkansas Supreme Court on May 2, 2008.  EDC will pay attorneys fees of 31.67% of its recovery.  We will recognize the jury award if and when realized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2008 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:
•
Climate Control Business engaged in the manufacturing and selling of a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used in controlling the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•	Chemical Business engaged in the manufacturing and selling of chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets.

First Quarter of 2008

Our sales for the first quarter of 2008 were $160.5 million compared to $147.4 million for the first quarter of 2007, operating income was $19.3 million compared to $13.5 million in 2007 and net income was $10.9 million in 2008 compared to $10.8 million for 2007.

Our Climate Control Business reported an increase in operating income for the first quarter of 2008 despite lower net sales. Climate Control’s net sales were $66.3 million compared to $71.3 million for the first quarter of 2007. The higher shipment level in the first quarter of 2007 included $9.7 million in sales resulting from the concerted effort to reduce the orders backlog and improve customer service.  Due to excessive backlogs and extended lead times in 2007, management implemented a strategy to increase production capacity to reduce backlogs and lead times to more acceptable levels. The order level for the first quarter of 2008 was $70.1 million compared to $56.5 million in the same period of 2007, an increase of $13.6 million or 24%.

Climate Control’s operating income before allocation of corporate overhead was $9.3 million, a 9.6% increase over the $8.5 million in 2007. The increase in operating profit included sales price increases and the $2.4 million in gains recognized on our exchange-traded futures contracts for copper partially offset by the reduction in sales volume.

Our Chemical Business reported improved results in the first quarter of 2008 with net sales of $91.3 million compared to $73.7 million for the first quarter of 2007, a 24% increase. Operating income before allocation of corporate overhead was $12.1 million compared to $7.7 million in the same period of 2007, an increase of 57%.

Net income for the first quarter of 2008 was $10.9 million, after income tax provisions totaling $6.7 million, whereas net income for the first quarter of 2007 was $10.8 million, after income tax provisions of only $.3 million. The 2008 income tax provision included current and deferred federal taxes of $5.7 million and current and deferred state taxes of $1.0 million.

In the first quarter of 2007, we had significant income tax NOL carryforwards. In addition, we had valuation allowances in place against our deferred tax assets arising from the NOL carryforwards. As a result, the provisions for federal and state income taxes for the first quarter 2007 were only $.3 million.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continues to do so. As indicated above, Climate Control’s operating income for the first quarter of 2008 was higher than the same period of 2007.

During the first quarter of 2008, we have followed closely the contraction in the credit markets and have attempted to assess the impact on the commercial construction sectors that we serve including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Lodging
•	Manufacturing
•	Healthcare
•	Offices
•	Education
•	Multi-Family

We believe there will probably be some contraction in new projects, but at this point, we are unable to assess the potential impact. However, as indicated above, our order level was strong for the first quarter of 2008, 24% higher than the first quarter of 2007. The order level for April was equal to our 2007 monthly average.

Currently, we expect material costs will rise, especially for copper, steel and aluminum and components that include those metals. Although we continue to monitor and take measures to mitigate and control material cost increases through hedging transactions, contract purchases and volume agreements, there can be no assurance that our selling prices will match or keep pace with these material cost increases. During the first quarter of 2008, commodity prices have risen significantly. More specifically, the market prices for copper, steel and aluminum increased approximately 25% since the beginning of the year.

Most of the products of our Climate Control Business are manufactured to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. At March 31, 2008, the backlog of confirmed orders was approximately $62.1 million compared to $54.5 million at December 31, 2007. We expect to ship substantially all the orders in the backlog within the next twelve months.

Generally, the backlog of customer orders is not subject to price escalation or material surcharges. Therefore a significant increase in the cost of materials could negatively impact our gross profit and operating income in the short term until and if we are able to increase selling prices on new incoming orders. The majority of our business is subject to the competitive bid prices and the pass through of material costs increases is subject market conditions.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Climate Control Business's profitability over the last few years has been affected by operating losses of certain new product lines being developed during that time. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2007 and into 2008, the results for these new products reflected modest improvement. Although these new products have not yet achieved profitability, we continue to believe that these new products have good long-term prospects.

Management is focused on the following objectives for Climate Control:

•	managing the current economic environment for optimum achievable results in the short term and,
•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products,
•	improving production and product delivery performance, and
•	expanding the markets we serve, both domestic and foreign

Chemical Business

Our Chemical Business has production facilities in Baytown, Texas (the "Baytown Facility"), El Dorado, Arkansas (the "El Dorado Facility") and Cherokee, Alabama (the "Cherokee Facility"). The Baytown and El Dorado Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline and sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline.

As indicated above, for the 2008 first quarter, our Chemical Business reported net sales of $91.3 million or an increase of $17.6 million over the 2007 first quarter.  Operating income of $12.1 million was 13.3% of net sales for the first quarter of 2008 compared to $7.7 million or 10.5% of net sales for the 2007 first quarter.

The increase in sales is attributable to significantly higher selling prices for agricultural products produced at our Cherokee and El Dorado Facilities as a result of increase global demand for fertilizer products offset by lower volume of agricultural products shipped due to weather conditions in our market areas. Additionally, selling prices of industrial acids increased due to the pass through of higher cost raw material feedstock.

The increase in operating income relative to sales is primarily a result of increased gross profit margins, resulting from higher nitrogen fertilizer demand in our agricultural markets.  Global demand for fertilizer products has resulted in strong demand and higher prices for nitrogen fertilizer over the past twelve months, which has had a positive effect since approximately 35% - 40% of our Chemical Business sales are sold in the agricultural markets.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. During the first quarter of 2008, natural gas spot prices increased approximately 39% to a high of $9.80 per MMBtu.  Likewise, during the first quarter of 2008, prices for anhydrous ammonia based on low Tampa metric price per ton increased approximately 38% to a high of $635 per metric ton.  As of May 2, 2008, current prices were $10.66 per MMBtu for natural gas and $550 per metric ton of anhydrous ammonia.  In addition, prices for sulfur have increased substantially during the first quarter of 2008.  Due to the uncertainty of these commodity markets, we have developed customers that purchase our products pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 65% percent of our Chemical Business’ products sold in the first quarter of 2008 were to those customers.

Most of the production from the Baytown Facility is sold pursuant to a long-term supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. The increase in costs of anhydrous ammonia resulted in increased net sales in the first quarter 2008 compared to the first quarter 2007, but had a minimal impact to operating income.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process of nitric acid. During the first quarters of 2008 and 2007, the amounts expensed for precious metals, net of gains and recoveries, were $2.5 million and $0.9 million, respectively. As the result of cost increases for these precious metals, our precious metals expense increased $0.8 million. Also, when we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. For the first quarter of 2007, we recognized gains of $0.5 million from the sale of excess precious metals (none in the 2008 first quarter). In addition, during the first quarter of 2007, we performed procedures to recover precious metals which have accumulated over time within our manufacturing equipment and recognized recoveries of precious metals of $0.3 million (none in the 2008 first quarter). These gains and recoveries increased operating income in 2007.

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

Liquidity and Capital Resources

The following is our cash, total interest bearing debt and stockholders’ equity:

March 31, 2008	December 31, 2007
(In Millions)
Cash on hand	$42.5	$58.2

Long-term debt:
2007 Debentures due 2012	$60.0	$60.0
Secured Term Loan due 2012	50.0	50.0
Other	11.8	12.1
Total long-term debt	$121.8	$122.1

Total stockholders’ equity	$102.6	$94.3

As indicated above, our capital structure and liquidity at December 31, 2007, and March 31, 2008 reflect a reasonably sound financial position. In addition to our outstanding debt, our $50 million Working Capital Revolver Loan is undrawn and available to fund operations, if needed. At March 31, 2008, long-term debt, before the use of cash on hand to pay down debt, compared to stockholders’ equity was 1.19 to 1.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year.

The $50 million Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%. The interest rate at March 31, 2008 was 6.11%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $50 million at March 31, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

The Working Capital Revolver Loan is a $50.0 million credit facility that provides for advances to ThermaClime and its subsidiaries based upon specified percentages of eligible accounts receivable and inventories. At March 31, 2008, there were no borrowings outstanding under this facility and we had approximately $49.3 million of borrowing availability under this facility based on eligible collateral. Historically, ThermaClime’s primary cash needs have been for working capital and capital expenditures. ThermaClime and its subsidiaries depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under "Loan Agreements - Terms and Conditions". ThermaClime’s ability to maintain borrowing availability under its Working Capital Revolver Loan depends on its ability to comply with the terms and conditions of its loan agreements and its ability to generate cash flow from operations. ThermaClime is restricted under its credit agreements as to the funds it may transfer to the Company and its non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

Income Taxes

As previously reported, in 2007 and certain prior years, our effective tax rate has been minimal due to the valuation allowances on NOL carryforwards and other deferred tax assets. In the third quarter of 2007, due to our improved operating results, it was determined that the valuation allowances were no longer necessary. At December 31, 2007, we have federal NOL carryforwards of only approximately $2.9 million remaining. We anticipate fully utilizing the federal NOL carryforwards in 2008 and we will begin recognizing and paying federal income taxes at regular corporate tax rates.

Capital Expenditures

General

Cash used for capital expenditures during the three months ended March 31, 2008 was $5.1 million, including $1.5 million primarily for product equipment and other upgrades for additional capacity in our Climate Control Business and $3.6 million for our Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the remainder of 2008 is approximately $12.2 million.

Other capital expenditures for the remainder of 2008 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to our Chemical Business that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $12.2 million for the remainder of 2008. The expenditures include $8.6 million for process and reliability improvement in our Chemical Business, including $4.6 million related to certain air emissions abatement, which will increase our production and abate certain air emissions. In addition, our current commitments include $3.6 million for property and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan.

Plant Turnaround Costs

We expense the costs as they are incurred relating to planned major maintenance activities ("Turnarounds") of our Chemical Business. Based on our current plan for Turnarounds to be performed during 2008, we currently estimate that we will incur approximately $4.6 million of Turnaround costs during the remainder of 2008, of which approximately $2.6 million and $1.5 million will be incurred during the third and fourth quarters of 2008, respectively.  However, it is possible that these Turnarounds could be performed during a different quarter and/or the actual costs could be significantly different than our estimates

Certain events relating to our Chemical Business

Pryor Facility - As previously reported, we are evaluating the feasibility of activating a portion of our ammonia and urea chemical plant in Pryor, Oklahoma (the "Pryor Facility"). The feasibility study is based on producing and marketing approximately 325,000 tons of UAN fertilizer per year. A final decision to activate the Pryor Facility will not be made until we complete our marketing evaluation, contingent upon obtaining the necessary permits. If we decide to activate the Pryor Facility and the activation project is approved by our board of directors, this project could take up to approximately twelve months to complete the plant improvements. The preliminary estimated total cost to activate the Pryor Facility is approximately $15 million to $20 million with approximately one-half of these costs to be expensed as incurred. If approved, this project will probably be funded from our available cash on hand and working capital.

El Dorado Facility - El Dorado Chemical Company ("EDC") produces industrial grade ammonium nitrate for Orica USA, Inc. ("Orica") under a multi-year supply agreement which contract includes required minimum annual and monthly volumes and liquidated damages payments for failure to meet these minimum volumes. As previously reported, Orica had significantly reduced its purchases for the month of March 2008. In April 2008, Orica resumed purchasing at the contractual levels.

Baytown Facility - The Baytown Facility is operated by EDNC, a subsidiary within our Chemical Business, under the Bayer Agreement with an initial ten-year term with 6 five-year options for a renewal thereafter. In addition EDNC is operating the Baytown Facility pursuant to a leveraged lease agreement with a financial institution ("lessor"), which expires in June 2009. Regarding a renewal of the Bayer Agreement between EDNC and Bayer, Bayer has indicated its desire to exercise the purchase option, pay the fixed price purchase option amount, and take title to certain assets at the Baytown Facility while retaining EDNC to manage and operate the Baytown Facility. The parties have begun to draft new agreements to reflect the renewal term and an operating agreement considering the change in ownership of the facility.

Potential Increase of Imported Ammonium Nitrate - In 1999, in response to an influx of very low-priced imports from Russia, EDC joined with other United States producers of fertilizer grade ammonium nitrate to file an antidumping petition seeking relief from unfairly traded ammonium nitrate from Russia. The petition was successful, and in May 2000, the United States and Russia entered into a "suspension agreement" limiting the quantity and setting minimum export prices of Russian ammonium nitrate that may be imported into the United States market. The suspension agreement was concluded under a statutory provision applicable to non-market economy ("NME") countries.

In 2002, the United States government "graduated" Russia to market economy status. Russian ammonium nitrate producers and the Russian government recently requested that the suspension agreement be converted to the type of agreement normally available in market economy cases. Unlike NME agreements, suspension agreements with market economy countries may only require that the prices of those imports reflect full production costs (plus profit) of the foreign producer.  This change in the suspension agreement may result in a substantial increase in the volume of Russian ammonium nitrate imported into the United States. Russia is the world's largest producer and exporter of fertilizer-grade ammonium nitrate and Russia has substantial excess ammonium nitrate production capacity. Russian producers benefit from natural gas supplied at state-set prices that are below market-determined values, which reduces their production costs.  Other factors, however, such as transportation costs may partially offset production cost advantages.

Stock Repurchase Authorization

As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.  During the three months ended March 31, 2008, we repurchased 200,000 shares of our common stock at the weighted-average price of $17.10 per share.

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

We have not paid cash dividends on our outstanding common stock in many years.  In March 2008, our board of directors declared and we paid dividends on the Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively. These dividends were paid with working capital. As a result, there were no unpaid dividends in arrears at March 31, 2008. See "Related Party Transactions" of this MD&A for a discussion as to the Golsen Group’s ownership of the Series B Preferred and Series D Preferred.

We do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

Compliance with Long-Term Debt Covenants

As discussed below under "Loan Agreements - Terms and Conditions", the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for the remainder of 2008 indicate that ThermaClime will be able to meet all required financial covenant tests for the remainder of 2008.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - As previously reported, on June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. We received net proceeds of approximately $57 million, after discounts and commissions. The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, which began on January 1, 2008. In addition, the 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all present and future liabilities, including trade payables, of our subsidiaries.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at March 31, 2008, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.3 million. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2008.

Secured Term Loan - As previously reported, in November 2007, ThermaClime and certain of its subsidiaries entered into the $50 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012.

The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at March 31, 2008 was 6.11%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $50 million at March 31, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $55 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2008.

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

Related Party Transactions

In March 2008, we paid the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2007.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Results of Operations

Three months ended March 31, 2008 compared to Three months ended March 31, 2007

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended March 31,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$36,774	$40,564	$(3,790)	(9.3)%
Hydronic fan coils	20,574	21,366	(792)	(3.7)%
Other HVAC products	8,975	9,375	(400)	(4.3)%
Total Climate Control	$66,323	$71,305	$(4,982)	(7.0)%

Chemical:
Industrial acids and other chemical products	$36,882	$22,968	$13,914	60.6%
Agricultural products	$34,567	31,069	3,498	11.3%
Mining products	19,881	19,683	198	1.0%
Total Chemical	$91,330	$73,720	$17,610	23.9%

Other	$2,802	$2,360	$442	18.7%

Total net sales	$160,455	$147,385	$13,070	8.9%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 10% decrease in the number of units shipped in the residential, original equipment manufacturers, and commercial markets.  Shipments in the first quarter of 2007 were especially strong due to the concerted effort to reduce the substantial backlog of customer orders on hand at the end of 2006.  The average selling prices were consistent between the two periods.  During the first quarter of 2008, we continued to maintain a market share leadership position, in excess of 40%, based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our hydronic fan coils decreased primarily due to a 4% decrease in the number of units sold, which is attributed to customer delivery schedules offset by a slight increase in average unit sales prices.  During the first quarter of 2008, we continued to maintain a market share leadership position, in excess of 40%, based on data supplied by the Air-Conditioning and Refrigeration Institute;

•
Net sales of our other HVAC products decreased as the result of a decrease in shipments of modular chillers and lower revenues in our engineering and construction services for work completed on construction contracts partially offset by an increase in our large custom air handler business.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and Baytown produces only industrial acids products. For the first quarter of 2008, overall sales prices for the Chemical Business increased 37% while the volume of tons sold decreased 9%, compared with the same quarter of 2007.

•
Sales prices at the El Dorado Facility increased 19% directly related to strong agricultural product market demand relative to supply for nitrogen fertilizer.  The selling price per ton also increased due to the liquidated damage charge as applied to actual volumes delivered as discussed below. Volume at the El Dorado Facility decreased 26% or 45,000 tons. The decrease in tons sold was primarily attributable to (i) 28,000 fewer tons of agricultural ammonium nitrate sold due to delays in the start of agricultural fertilization season in El Dorado’s market area due to weather conditions and (ii) 16,000 fewer tons of industrial grade ammonium nitrate sold, which are utilized in the mining industry. Industrial grade ammonium nitrate volumes are all sold under a multi-year supply agreement contract which requires minimum annual and monthly volumes, which our customer failed to meet for the month of March 2008 as discussed above under "Certain events relating to our Chemical Business" of "Liquidity and Capital Resources." Under the terms of the contract, the El Dorado Facility invoiced for unrecovered costs during the first quarter of 2008;

•
Sales prices and volumes at the Cherokee Facility increased 46% and 9%, respectively, primarily related to the market-driven demand for nitrogen fertilizer. Sales prices also increased due to the pass through of higher natural gas costs in the first quarter of 2008 compared to the first quarter of 2007, recoverable under pricing arrangements with certain of our industrial customers;

•	Sales prices increased approximately 84% at the Baytown Facility due to the pass through of higher ammonia costs. Overall volumes remained essentially the same for both periods.

Other - Net sales classified as "Other" consists of sales of industrial machinery and related components. The increase in net sales relates primarily to increased customer demand for our machine tool products.

Gross Profit

Gross profit by industry segment represents net sales less cost of sales. The following table contains certain information about our gross profit in different industry segments for the three months ended March 31,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$21,522	$20,707	$815	3.9%
Chemical	15,353	10,532	4,821	45.8%
Other	882	813	69	8.5%
	$37,757	$32,052	$5,705	17.8%

2008	2007	Change
Gross profit percentage (1):
Climate Control	32.5%	29.0%	3.5%
Chemical	16.8%	14.3%	2.5%
Other	31.5%	34.4%	(2.9	) %
Total	23.5%	21.7%	1.8%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was primarily the result of an increase of $2.4 million in gains recognized on our exchange-traded futures contracts for copper due to rising market prices for copper partially offset by the reduction in sales volumes discussed above.  In addition, the gains from our futures contracts for copper were the primary reason for the increase in our gross profit percentage.

The increase in gross profit of our Chemical Business relates primarily to the increase in sales prices and volume of agricultural products sold by the Cherokee Facility, as discussed above, in relation to raw material costs.  As a result, our gross profit percentage improved in the first quarter of 2008 as compared to the first quarter of 2007.

During the first quarters of 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $2.5 million and $0.9 million, respectively, in our Chemical Business. These expenses contributed to a decrease in gross profit.

The increase in gross profit classified as "Other" (see discussion above) is due primarily to the increase in sales as discussed above. The decline in our gross profit percentage was primarily due to additional costs incurred relating to a large customized industrial machine tool.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense ("SG&A") incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the three months ended March 31,

2008	2007	Change
(In Thousands)
Operating income:
Climate Control	$9,327	$8,508	$819
Chemical	12,125	7,710	4,415
General corporate expense and other business operations, net	(2,120)	(2,695)	575
	$19,332	$13,523	$5,809

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $0.8 million as discussed above.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $4.8 million as discussed above.

General Corporate Expense and Other Business Operations, Net: The net decrease in our general corporate expense and other business operations, net relates primarily to other income recognized of approximately $0.5 million in the first quarter of 2008 associated with a litigation settlement of $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations and a litigation settlement relating to a Section 16(b) short-swing profit claim of which we recognized $0.1 million.

Non-Operating Other Income, Net - Our non-operating other income, net was $517,000 for the first quarter of 2008 compared to $42,000 for the same period in 2007. The increase of $475,000 relates primarily to interest income earned in 2008 from investing a portion of the net proceeds from the 2007 Debentures in money market funds.

Provision For Income Taxes - The provision for income taxes for the three months ended March 31, 2008 was $6.7 million compared to $0.3 million for the same period in 2007. The increase of $6.4 million was primarily the result of recognizing current and deferred federal and state income taxes during the first quarter of 2008 due in part to increased taxable income and higher effective tax rates.  Due to valuation allowances on NOL carryforwards and other deferred assets in 2007, the provision for income taxes consist only of federal AMT and state income taxes for the three months ended March 31, 2007.

Cash Flow From Continuing Operating Activities

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured asset financing and the sale of assets. See additional discussions concerning cash flow relating to our Climate Control and Chemical Businesses under "Overview" and "Liquidity and Capital Resources" of this MD&A.

For 2008, net cash used by continuing operating activities was $7.3 million, including cash used by changes in assets and liabilities as discussed below offset by net income plus depreciation and amortization, deferred income taxes, and other adjustments.

Accounts receivable increased $12.4 million including:

•
an increase of $9.0 million relating to the Chemical Business as the result of increased sales at our facilities primarily as a result of seasonal higher sales due to the spring planting season and higher sales prices as discussed above under "Results of Operations" and

•
an increase of $4.7 million relating to the Climate Control Business due primarily to increased sales volume of hydronic fan coil products and large custom air handlers in March 2008 compared to December 2007.

Inventories increased $5.7 million including:

•
an increase of $7.3 million relating to the Chemical Business primarily relating to higher raw material costs and volume on hand to meet demand during the spring planting season as discussed above under "Results of Operations" partially offset by,

•
a decrease of $1.5 million relating the Climate Control Business due primarily to lower levels of work in process and finished goods inventories as the result of increase sales volume in March 2008 compared to December 2007.

Other supplies and prepaid items increased $0.7 million including:

•	an increase of $0.9 million of other prepaid items including cash deposits paid to suppliers of industrial machinery and related components;
•	an increase of $0.6 million relating to precious metals used in the manufacturing process of the Chemical Business partially offset by
•	a decrease of $0.8 million in prepaid insurance as the result of recognizing the related insurance expense for the first quarter of 2008.

Accounts payable decreased $1.0 million including:

•
a decrease of $1.5 million in the Climate Control Business primarily as the result of a decrease in the average number of days outstanding partially offset by increased levels of inventory purchases on hand partially offset by

•
a net increase of $0.9 million in the Chemical Business due, in part, to the increased costs for anhydrous ammonia partially offset by a decrease in the tons of anhydrous ammonia purchased at the El Dorado Facility in March 2008.

Customer deposits decreased $2.5 million including:

•	a decrease of $3.5 million in the Chemical Business as the result of the shipment of product associated with these deposits partially offset by
•	an increase of $0.9 million in the Climate Control Business primarily as the result of a deposit received for an order for our geothermal and water source heat pump products.

The change in deferred rent expense of $6.3 million is due to the scheduled lease payments during the first quarter of 2008 exceeding the rent expense recognized on a straight-line-basis.

The increase in other current and noncurrent liabilities of $5.3 million includes:

•
an increase in accrued income and property taxes of $2.6 million primarily as the result of an increase in taxable income and a higher effective income tax rate partially offset by payments made to the taxing authorities,

•	an increase in accrued payroll and benefits of $2.3 million due primarily to the increase in the number of days outstanding due to the timing of our payroll-related payments, and
•	an increase in accrued interest of $0.7 million relating primarily to the 2007 Debentures, partially offset by
•	a decrease in accrued insurance of $1.1 million due primarily to payments made on insurances claims.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $5.1 million for 2008 which included $5.1 million for capital expenditures of which $1.5 million and $3.6 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $3.4 million which primarily consisted of $3.4 million used for the acquisition of 200,000 shares of our common stock as discussed above under "Liquidity and Capital Resources" partially offset by $0.7 million related to the excess income tax benefit on stock options exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. ("CHI"), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership ("Partnership") which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana ("Project"). At March 31, 2008, our investment was $3.4 million. For the first quarter of 2008, distributions received from this Partnership were $0.3 million and our equity in earnings was $0.2 million. As of March 31, 2008, the Partnership and general partner to the Partnership is indebted to a term lender ("Lender") of the Project with a term extending to December 2010 ("Loan"). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the "Bayer Agreement") with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $7.7 million at March 31, 2008. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. A lease payment of approximately $1.9 million due in December 2008 has been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2007, we had certain contractual obligations at December 31, 2007, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	capital expenditures,
•	operating leases,
•	exchange-traded futures contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under "Liquidity and Capital Resources" of Item 2 and "Commodity Price Risk" of Item 3 of this Part I, we discussed the following which occurred during the three months ended March 31, 2008:

•	our contractual obligations relating to exchange-traded futures contracts were $0.2 million as of March 31, 2008 and
•	our committed capital expenditures were approximately $12.2 million for the remainder of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of copper, steel, anhydrous ammonia and natural gas.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2008, we had $137,000 of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into exchange-traded futures for copper and our Chemical Business enters into exchange-traded futures for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2008, our purchase commitments under these contracts were for 75,000 pounds of copper through December 2008 at a weighted average cost of $2.98 per pound ($224,000) and a weighted average market value of $3.76 per pound ($282,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

Reference is made to our Form 10-K for the year ended December 31, 2007, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

In 2005, we purchased two interest rate cap contracts for a cost of $590,000 to help minimize our interest rate risk exposure relating to the Working Capital Revolver Loan. These contracts set a maximum three-month LIBOR base rate of 4.59% on $30 million of debt and mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000 to help minimize our interest rate risk exposure associated with debt. These contracts set a maximum three-month LIBOR base rate of 5.35% on $50 million of debt and mature in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2008, the market value of these contracts was $239,000.

As of March 31, 2008, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $4.5 million. At December 31, 2007, our debt's estimated fair value exceeded the carrying value by approximately $2.0 million.

Item 4. Controls and Procedures

As previously reported in our Form 10-K for the year ended December 31, 2007 and at March 31, 2008, we have identified one significant deficiency in our disclosure controls and procedures relating to controls over electronic spreadsheets. To mitigate this lack of controls over spreadsheets, we implemented additional review and approval procedures over these spreadsheets. In evaluating the effectiveness of our disclosure controls and procedures at March 31, 2008 as discussed below, management considered these mitigating controls and controls involving financial review procedures.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in

Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•
management’s objectives for Climate Control include managing the current economic environment for optimum achievable results in the short term, increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, improving production and product delivery performance, and expanding the markets we serve, both domestic and foreign;

•	management’s strategy to increase production capacity to reduce backlogs and lead times to more acceptable levels;
•	there will probably be some contraction in new projects relating the Climate Control Business;
•	material costs will rise, especially for copper, steel and aluminum and components that include those metals;
•
a significant increase in the cost of materials could negatively impact our gross profit and operating income in the short term until and if we are able to increase selling prices on new incoming orders;

•
Bayer’s desire to exercise the purchase option, pay the fixed price purchase option amount, and take title to certain assets at the Baytown Facility while retaining EDNC to manage and operate the Baytown Facility;

•	fully utilizing the federal NOL carryforwards in 2008 and begin recognizing and paying federal income taxes at regular corporate tax rates;
•	the amount and timing we will incur for Turnaround costs during the remainder of 2008;
•	the amount to be capitalized and expensed for the Pryor Plant and the source of its funding;
•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;
•	shipping substantially all of our March 31, 2008 backlog within twelve months;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	the new product lines in the Climate Control Business have good long-term prospects;
•	not paying cash dividends on our outstanding common stock in the foreseeable future;
•	ability to meet all required financial covenant tests for the remainder of 2008 under our loan agreements;
•	having adequate cash to satisfy our cash requirements as they become due in 2008;
•	the change in the suspension agreement may result in a substantial increase in the volume of Russian ammonium nitrate imported into the United States;
•	our seasonal products in our Chemical Business; and
•	capital expenditures and the amounts thereof including the amounts relating to the sulfuric acid plant’s air emissions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures,
•	the cost for the purchase of anhydrous ammonia and natural gas,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	adverse results in any of our pending litigation,
•	modifications to or termination of the suspension agreement between the United States and Russia,
•	inability to obtain necessary raw materials and
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2007, except for the following material developments to such proceedings that occurred during the first quarter of 2008:

El Dorado Chemical Company - Ingersoll-Rand Company

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit was styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court.  A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. The Defendants filed a Notice to Appeal in 2006 and filed a $10.7 million bond. During April, 2008, the Arkansas Supreme Court affirmed the award granted to EDC by the lower court, which judgment, including interest, totals approximately $11 million.  The defendants filed a Petition for Rehearing with the Arkansas Supreme Court on May 2, 2008. EDC will pay attorneys fees of 31.67% of its recovery.

Settlement of Short-Swing Profit Claim - Jayhawk Group

As previously disclosed, we received a letter in May 2007 from a law firm representing a stockholder of ours demanding that we investigate potential short-swing profit liability under Section 16(b) of the 1934 Act, as amended, of the Jayhawk Group. The stockholder alleges that the surrender by the Jayhawk Group of 180,450 shares of our Series 2 Preferred in our issuer exchange tender offer in March 2007 was a sale which was subject to Section 16 and matchable against prior purchases of Series 2 Preferred by the Jayhawk Group.  The Jayhawk Group advised us that they do not believe that they are liable for short-swing profits under Section 16(b). The provisions of Section 16(b) provide that if we do not file a lawsuit against the Jayhawk Group in connection with these Section 16(b) allegations within 60 days from the date of the stockholder’s notice to us, then the stockholder may pursue a Section 16(b) short-swing profit claim on our behalf.  We engaged our outside corporate/securities counsel to investigate this matter. After completion of this investigation, we attempted to settle the matter with the Jayhawk Group but were unable to reach a resolution satisfactory to all parties. During October 2007, the law firm representing the stockholder initiated a lawsuit against the Jayhawk Group in the United States District Court, Southern District of New York, styled Klein, derivatively on behalf of LSB Industries, Inc. v. McCarthy, et al., pursuing a Section 16(b) short-swing profit claim on our behalf.  During the first quarter of 2008, the Jayhawk Group settled this matter by paying $180,000, of which we received $125,000 in April 2008, after attorneys' fees and costs.

University of Kansas Matter

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund ("KU") filed a lawsuit against us in the U.S. District Court, for the District of Kansas at Kansas City, styled The KU Endowment Charitable Gift Fund vs. LSB Industries, Inc., Case No. 08-CV-2066.  KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group (including its controlling party, Kent McCarthy) and the Golsen Group pursuant to an agreement entered into between us and the Jayhawk Group.  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the agreement between us and the Jayhawk Group and contrary to the terms of our issuer exchange tender offer.  KU alleges, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2 Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer.  KU alleges that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the 1934 Act, a violation of §10b and Rule 10b-5 and §18 of the 1934 Act, the Kansas Uniform Securities Act and common law fraud.  Our insurance carrier under our Executive Organization Liability Insurance Policy Including Securities Liability has agreed to defend this matter under a reservation of rights, subject to a $250,000 self-insurance retention for securities matters. We have proposed an offer to settle this claim for $50,000, which amount is included in our accrued and other liabilities at March 31, 2008.

Securities and Exchange Commission

We have previously disclosed that the SEC was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements.

During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter.  All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us.  We have the opportunity to make a written submission to the SEC and senior staff of the SEC on or before May 13, 2008, prior to the time the staff makes a formal recommendation to the SEC.  We intend to make such a submission.  In addition, the SEC has also made assertions against our principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil and/or administrative proceedings against him.  Our principal accounting officer has advised us that he intends to also make a Wells submission.  If any enforcement proceedings are instituted by the SEC, we and our principal accounting officer will vigorously defend such actions.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2007, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K, except for the following material developments:

Restatements and amendments to our 2004 audited financial statements and certain matters related to our disclosure controls and procedures may present a risk of future restatements and we have received a "Wells" notice from the SEC.

In response to comments from the Securities and Exchange Commission ("SEC") to our 2004 Form 10-K, and as a result of changes we made internally, we restated and amended our 2004 audited financial statements and on December 30, 2005, filed a Form 10-K/A (Amendment No. 1) for year ended December 31, 2004. As a result of the restatement and amendments to our 2004 audited financial statements and SEC comments, we also filed on December 30, 2005, an amended Form 10-Q/A for each of the quarters ended March 31, 2005 and June 30, 2005.

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

In August 2006, we were notified that the SEC was conducting an informal inquiry of the change in inventory accounting from LIFO to FIFO of approximately $500,000 by one of our subsidiaries, and we responded to that inquiry. We have received from the staff of the SEC a "Wells" notice, which states that the staff intends to recommend to the SEC that it institute a civil injunctive action against us and our principal accounting officer in connection with matters relating to the change from LIFO to FIFO. The "Wells" notice also provides that the staff plans to recommend that the SEC authorize the staff to file certain administrative proceedings against our principal accounting officer.

Under the "Wells" process, we and our principal accounting officer have the opportunity to make a written response to the "Wells" notice before the staff makes a formal recommendation to the SEC. If any enforcement proceeding is instituted by the SEC, we will vigorously defend the action. We cannot predict the outcome or timing of this matter or the effect that this action will have on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2008, the Company and affiliated purchasers, as defined, purchased its equity securities as shown in the following table:

Period	(a) Total number of shares of common stock acquired (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
January 1, 2008 - January 31, 2008	-	$-	-

February 1, 2008 - February 29, 2008	-	$-	-

March 1, 2008 - March 31, 2008	200,000	$17.10	200,000
Total	200,000	$17.10	200,000	See (2)

(1)  These shares of common stock were purchased in the open market and are being held as treasury stock.

(2)  As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of May 2008.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)