Form 10-Q
period 2008-06-18
LSB INDUSTRIES INC
filed 2008-08-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (6-30-2008)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant's voting common stock, as of August 1, 2008 was 21,245,492 shares, excluding 3,648,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

  Part 1
FINANCIAL INFORMATION
Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2008 is unaudited)

June 30, 2008	December 31, 2007
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$48,524	$58,224
Restricted cash	31	203
Accounts receivable, net	95,540	70,577
Inventories:
Finished goods	39,558	28,177
Work in process	2,947	3,569
Raw materials	26,272	25,130
Total inventories	68,777	56,876
Supplies, prepaid items and other:
Deferred rent expense	433	-
Prepaid insurance	1,523	3,350
Precious metals	14,093	10,935
Supplies	4,228	3,849
Other	2,385	1,464
Total supplies, prepaid items and other	22,662	19,598
Deferred income taxes	6,190	10,030
Total current assets	241,724	215,508

Property, plant and equipment, net	89,230	79,692

Other assets:
Debt issuance and other debt-related costs, net	4,942	4,639
Investment in affiliate	3,608	3,426
Goodwill	1,724	1,724
Other, net	2,655	2,565
Total other assets	12,929	12,354
	$343,883	$307,554

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2008 is unaudited)

June 30, 2008	December 31, 2007
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,508	$39,060
Short-term financing and drafts payable	131	919
Accrued and other liabilities	34,366	38,942
Current portion of long-term debt	912	1,043
Total current liabilities	86,917	79,964

Long-term debt	120,676	121,064

Noncurrent accrued and other liabilities:
Deferred income taxes	5,675	5,330
Other	7,547	6,913
	13,222	12,243

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,834,010 shares issued (24,466,506 at December 31, 2007)	2,483	2,447
Capital in excess of par value	126,909	123,336
Accumulated other comprehensive loss	(322)	(411)
Retained earnings (accumulated deficit)	12,071	(16,437)
	144,141	111,935
Less treasury stock at cost:
Common stock, 3,648,518 shares (3,448,518 at December 31, 2007)	21,073	17,652
Total stockholders' equity	123,068	94,283
	$343,883	$307,554

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2008 and 2007

Six Months	Three Months
2008	2007	2008	2007
(In Thousands, Except Per Share Amounts)
Net sales	$358,507	$304,141	$198,052	$156,756
Cost of sales	277,009	237,432	154,311	122,099
Gross profit	81,498	66,709	43,741	34,657

Selling, general and administrative expense	40,222	36,994	21,458	18,693
Provisions for losses on accounts receivable	292	621	202	363
Other expense	657	518	476	494
Other income	(8,329)	(100)	(7,719)	(46)
Operating income	48,656	28,676	29,324	15,153

Interest expense	3,720	4,580	1,266	1,992
Non-operating other income, net	(862)	(73)	(345)	(31)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	45,798	24,169	28,403	13,192
Provisions for income taxes	17,429	532	10,709	188
Equity in earnings of affiliate	(462)	(431)	(230)	(216)
Income from continuing operations	28,831	24,068	17,924	13,220

Net loss from discontinued operations	17	29	17	-
Net income	28,814	24,039	17,907	13,220

Dividends, dividend requirements and stock dividend on preferred stocks	306	5,405	-	217
Net income applicable to common stock	$28,508	$18,634	$17,907	$13,003

Weighted-average common shares:
Basic	21,115	18,615	21,172	19,713

Diluted	24,908	21,950	24,827	22,923

Income per common share:
Basic	$1.35	$1.00	$.85	$.66

Diluted	$1.21	$.87	$.75	$.58

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2008

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$(17,652)	$94,283

Net income						28,814		28,814
Amortization of cash flow hedge					89			89
Total comprehensive income								28,903
Dividends paid on preferred stock						(306)		(306)
Stock-based compensation				384				384
Exercise of stock options	367		36	637				673
Income tax benefit from exercise of stock options				2,552				2,552
Acquisition of 200,000 shares of common stock							(3,421)	(3,421)
Balance at June 30, 2008	24,834	$3,000	$2,483	$126,909	$(322)	$12,071	$(21,073)	$123,068

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing operating activities:
Net income	$28,814	$24,039
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	17	29
Deferred income taxes	4,185	-
Gain on litigation judgment associated with property, plant and equipment	(3,943)	-
Loss on sales of property and equipment	82	431
Depreciation of property, plant and equipment	6,269	6,089
Amortization	554	441
Stock-based compensation	384	36
Provisions for losses on accounts receivable	292	621
Provision for (realization of) losses on inventory	184	(345)
Provision for impairment of long-lived assets	192	-
Realization of losses on firm sales commitments	-	(328)
Equity in earnings of affiliate	(462)	(431)
Distributions received from affiliate	280	380
Changes in fair value of interest rate caps	(709)	(307)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(25,338)	(11,842)
Inventories	(12,085)	(365)
Other supplies and prepaid items	(2,631)	(2,582)
Accounts payable	11,129	(5,611)
Customer deposits	(1,395)	(567)
Deferred rent expense	(4,733)	(4,004)
Other current and noncurrent liabilities	1,938	2,382
Net cash provided by continuing operating activities	3,024	8,066

Cash flows from continuing investing activities:
Capital expenditures	(14,986)	(8,131)
Proceeds from litigation judgment associated with property, plant and equipment	5,948	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	(1,884)	-
Proceeds from sales of property and equipment	58	191
Proceeds from restricted cash	172	2,807
Purchase of interest rate cap contracts	-	(621)
Other assets	(352)	17
Net cash used by continuing investing activities	(11,044)	(5,737)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$288,793	$248,972
Payments on revolving debt facilities	(288,793)	(275,356)
Proceeds from 5.5% convertible debentures, net of fees	-	56,985
Proceeds from other long-term debt, net of fees	-	2,424
Payments on other long-term debt	(284)	(5,723)
Payments of debt issuance costs	-	(50)
Proceeds from short-term financing and drafts payable	-	56
Payments on short-term financing and drafts payable	(788)	(2,106)
Proceeds from exercise of stock options	673	858
Acquisition of common stock	(3,421)	-
Excess income tax benefit on stock options exercised	2,552	-
Dividends paid on preferred stock	(306)	-
Net cash provided (used) by continuing financing activities	(1,574)	26,060

Cash flows of discontinued operations:
Operating cash flows	(106)	(69)
Net increase (decrease) in cash and cash equivalents	(9,700)	28,320

Cash and cash equivalents at beginning of period	58,224	2,255
Cash and cash equivalents at end of period	$48,524	$30,575

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$9,582	$589

Noncash investing and financing activities:

Accounts payable associated with purchases of property, plant and equipment	$2,618	$-
Debt issuance costs	$-	$3,131
Debt issuance costs associated with 7% convertible debentures converted to common stock	$-	$266
7% convertible debentures converted to common stock	$-	$4,000
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$-	$27,593

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2008 and for the six and three-month periods ended June 30, 2008 and 2007 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form  10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

Note 2: Recently Issued Accounting Pronouncements In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 became effective for the Company on January 1, 2008. The provisions of SFAS 157 were applied prospectively. See Note 11 - Derivatives, Hedges and Financial Instruments.

In March 2008, the FASB issued SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities; an Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements of SFAS 161 will become

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Recently Issued Accounting Pronouncements (continued)

effective for the Company beginning in the first quarter of 2009. We have not yet determined if the adoption of SFAS 161 will significantly impact our consolidated financial statements and disclosures.

Note 3: Accounts Receivable

June 30, 2008	December 31, 2007
(In Thousands)
Trade receivables	$95,082	$68,234
Insurance claims	214	2,469
Other	993	1,182
	96,289	71,885
Allowance for doubtful accounts	(749)	(1,308)
	$95,540	$70,577

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At June 30, 2008 and December 31, 2007, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $535,000 and $460,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $48,000 and $13,000, at June 30, 2008 and December 31, 2007, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Balance at beginning of period	$473	$1,255	$610	$938
Provisions for (realization of) losses	184	(345)	15	(28)
Write-offs/disposals	(74)	(63)	(42)	(63)
Balance at end of period	$583	$847	$583	$847

The provisions for losses are included in cost of sales (realization of losses is a reduction to cost of sales) in the accompanying condensed consolidated statements of income.

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
Note 5: Precious Metals (continued)

Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within our manufacturing equipment. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals.

Precious metals expense, net, consists of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Precious metals expense	$4,354	$3,114	$1,894	$1,431
Recoveries of precious metals	(792)	(1,233)	(792)	(937)
Gains on sales of precious metals	-	(489)	-	-
Precious metals expense, net	$3,562	$1,392	$1,102	$494

Precious metals expense is included in cost of sales (recoveries and gains on sales of precious metals are reductions to cost of sales) in the accompanying condensed consolidated statements of income.

Note 6: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”).  As of June 30, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation (“FIN”) 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Changes in our product warranty obligation are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Balance at beginning of period	$1,944	$1,251	$2,056	$1,227
Add: Charged to costs and expenses	2,287	1,335	1,556	827
Deduct: Costs and expenses incurred	(1,953)	(1,065)	(1,334)	(533)
Balance at end of period	$2,278	$1,521	$2,278	$1,521

Note 8: Current and Noncurrent Accrued and Other Liabilities

June 30, 2008	December 31, 2007
(In Thousands)
Customer deposits	$8,130	$9,525
Accrued income taxes	5,707	4,540
Deferred income taxes	5,675	5,330
Accrued payroll and benefits	4,439	5,362
Deferred revenue on extended warranty contracts	3,691	3,387
Accrued death benefits	2,365	2,051
Accrued commissions	2,300	2,256
Accrued warranty costs	2,278	1,944
Accrued precious metals costs	1,919	1,359
Accrued contractual manufacturing obligations	1,888	1,548
Accrued insurance	1,873	2,975
Accrued property and franchise taxes	1,475	707
Accrued executive benefits	1,014	1,040
Accrued interest	906	1,056
Deferred rent expense	-	4,300
Other	3,928	3,805
	47,588	51,185
Less noncurrent portion	13,222	12,243
Current portion of accrued and other liabilities	$34,366	$38,942

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt

June 30,	December 31,
2008	2007
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	60,000	60,000
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with current interest rates of 5.99% to 9.36%, most of which is secured by machinery, equipment and real estate	11,588	12,107
	121,588	122,107
Less current portion of long-term debt	912	1,043
Long-term debt due after one year	$120,676	$121,064

(A)           ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries.  The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75%. The interest rate at June 30, 2008 was 5.5%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At June 30, 2008, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.3 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $215 million at June 30, 2008.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2008. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender, to:

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

(B)           In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the 5.5% Convertible Senior Subordinated Notes (the “2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures are eligible for resale by the investors under Rule144A under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee (the “Trustee”), governing the 2007 Debentures. The Trustee receives customary compensation from us for such services.

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

We have used a portion of the net proceeds to redeem our remaining outstanding shares of Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”); to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”) and Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”), all of which were owned by an affiliate; and the balance to initially reduce the outstanding borrowings under the Working Capital Revolver Loan. In addition, we have currently invested a portion of the net proceeds in money market investments.  We intend to use the remaining portion of the net proceeds for certain discretionary capital expenditures and general working capital purposes.

In conjunction with the 2007 Debentures, we entered into a Registration Rights Agreement with the QIBs. In connection with the Registration Rights Agreement, we filed a post-effective amendment No. 1, to our previously filed registration statement, which amendment was declared effective by the SEC on April 21, 2008.

(C)           ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at June 30, 2008 was 5.78%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas and Cherokee, Alabama chemical production facilities. The carrying value of the pledged assets is approximately $54 million at June 30, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

$66 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2008.

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

1.  Discharge Water Matters

The chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) within our Chemical Business generates process wastewater, which includes storm water. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to the El Dorado Facility a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ and the El Dorado Facility have entered into a consent administration order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. As of June 30, 2008, the ADEQ has not issued the revised permit.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2008.

2.      Air Matters

Under the terms of a consent administrative order relating to air matters (“AirCAO”), which became effective in February 2004, resolving certain air regulatory alleged violations associated with the El Dorado Facility’s sulfuric acid plant and certain other alleged air emission violations, the El Dorado Facility is required to implement additional air emission controls at the El Dorado Facility no later than February 2010. We currently estimate the remaining environmental compliance related expenditures to be approximately $2.2 million, which has been committed in the remainder of 2008.

In December 2006, the El Dorado Facility entered into a new CAO (“2006 CAO”) with the ADEQ to resolve a problem with ammonia emissions from certain nitric acid units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. Under the 2006 CAO, the ADEQ allowed the El Dorado Facility to re-evaluate the catalyst performance and required the El Dorado Facility to submit a permit modification with

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

the appropriate ammonia limits. The permit modification was submitted to ADEQ on June 11, 2007, and is currently under review. Until the permit is modified, the 2006 CAO authorizes the El Dorado Facility to continue to operate certain nitric acid units (even though the El Dorado Facility is in non-compliance with the permitted emission limit for ammonia), provided that during this period of time, the El Dorado Facility monitors and reports the ammonia emissions on a monthly basis.

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

At June 30, 2008, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $195,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $100,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiff asserts claims based upon negligence, strict liability, breach of implied warranties, and the Illinois Consumer Fraud and Deceptive Business Practices Act.  Climate Master has timely filed its pleadings to remove this action to federal court. Climate Master has also filed its answer denying the plaintiff’s claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. Currently the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. In addition, the Company intends to vigorously defend Climate Master in connection with this matter. Therefore, no liability has been established at June 30, 2008.

2.  Chemical Business

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit was styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court. A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages.  During April 2008, the Arkansas Supreme Court affirmed the award granted to EDC by the lower court. On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million, from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. As a result, for the six and three months ended June 30, 2008, we recognized income of approximately $7.6 million, net of attorneys’ fees, which amount is classified as other income in the accompanying condensed consolidated statements of income.  In addition, the cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’ fees.  These cash flows are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note10: Contingencies (continued)

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

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company (“MEI”), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. (“Summit”), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was one of our subsidiaries. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was also one of our subsidiaries. The complaint also seeks $1,000,000 from us and Summit for failure to purchase certain equipment and $1,000,000 in punitive damages. During May 2008, the court dismissed the complaint against us and our subsidiaries and our officers (including our Chief Executive Officer). Cromus has appealed this dismissal.

The Jayhawk Group and the University of Kansas

During July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note10: Contingencies (continued)

to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. Jayhawk Capital Management, L.L.C., and certain of its affiliates (the “Jayhawk Group”), a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4.0 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption and that it should have been able to tender all of its preferred shares under the tender offer notwithstanding an agreement between the Jayhawk Group and us that the Jayhawk Group would tender only one-half of its preferred shares.  The general counsel of the Jayhawk Group orally offered to settle all claims against us in return for a payment of $100,000, representing the approximate legal fees the Jayhawk Group alleged it had incurred investigating these claims.  Through counsel, we agreed to the settlement offer.  After we agreed to the settlement offer verbally and by e-mail, the Jayhawk Group’s general counsel purported to withdraw the settlement offer and asserted the Jayhawk Group was not bound by any settlement agreement.  We believe the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable, and we further believe that the settlement agreement is binding on the Jayhawk Group. As a result, a liability of $100,000 has been established at June 30, 2008.

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund (“KU”) filed a lawsuit against us.  KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group (including its controlling party, Kent McCarthy) and Jack E. Golsen (Chairman of the Board and CEO of the Company), his wife, children (including Barry H. Golsen, our President) and certain entities controlled by them (the “Golsen Group”) pursuant to an agreement entered into between us, the Golsen Group and the Jayhawk Group (the “Jayhawk Agreement”).  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the Jayhawk Agreement and contrary to the terms of our issuer exchange tender offer.  KU alleges, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2 Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer. KU alleges that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the Securities Exchange Act of 1934 (“1934 Act”), a violation of §10b and Rule 10b-5 and §18 of the 1934 Act, the Kansas Uniform Securities Act and common law fraud.  Our insurance carrier under our Executive Organization Liability Insurance Policy Including Securities Liability has agreed to defend this matter under a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

reservation of rights, subject to a $250,000 self-insurance retention for security matters. We have entered in an agreement in principal with KU to settle this claim for $200,000, which amount is included in our accrued and other liabilities at June 30, 2008. The settlement of this claim is subject to the parties entering into a definitive settlement agreement.

Securities and Exchange Commission

We have previously disclosed that the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. During May 2008, we made a written submission to the SEC and senior staff of the SEC. In addition, the SEC has also made assertions against our principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil and/or administrative proceedings against him.  Our principal accounting officer also made a Wells submission. As of June 30, 2008, the staff has not made a formal recommendation to the SEC. As previously reported, our current principal accounting officer has resigned as principal accounting officer, effective August 15, 2008, but will remain with the company as a senior vice president in charge of lending compliance and cash management and be involved in our banking relationships, acquisitions and corporate planning.

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

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

and is being amortized to operations over the term of the lease arrangement. At June 30, 2008 and December 31, 2007, accumulated other comprehensive loss consisted of the remaining deferred cost of $265,000 and $411,000, respectively. The amount amortized to operations was $89,000 (net of minimal income taxes) and $145,000 for the six months ended June 30, 2008 and 2007, respectively, and $44,000 (net of minimal income taxes) and $72,000 for the three months ended June 30, 2008 and 2007, respectively. There were no income tax benefits allocated to these expenses in 2007.

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures contracts and foreign currency contracts as discussed below.  The valuation of these contracts was determined generally based on quoted market prices.  However, in certain instances where market quotes are not available, other valuation techniques or models are used to estimate fair values.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  In March 2005, we purchased two interest rate cap contracts for a cost of $590,000. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000, which set a maximum three-month LIBOR base rate of 5.35% on $50 million and matured in April 2012. In April 2008, we exchanged the two interest rate cap contracts purchased in 2007 for an interest rate cap contract, which set a maximum three-month LIBOR base rate of 4.56% on $25 million and matures in April 2012.  The cost basis of the new contract is $239,000 based on the estimated fair value of the two contracts surrendered (which was also the carrying value at the time of the exchange) in accordance with Accounting Principle Board Opinion No. 29, as amended.  In April 2008, we entered into an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012.

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2008 and December 31, 2007, the fair values of these contracts were $1,135,000 and $426,000, respectively, and are included in other assets in the accompanying consolidated balance sheets. For the six months ended June 30, 2008 and 2007, we recognized gains of $708,000 and $424,000, respectively, and for the three months ended June 30, 2008 and 2007, we recognized gains of $877,000 and $462,000, respectively.  In addition, the cash used to purchase these contracts is included in cash flows from continuing investing activities.

Commodities Futures Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2008, the fair value of these futures contracts (unrealized gain) totaled $867,000 and is included in current assets (supplies, prepaid items and other) and noncurrent assets (other assets). At December 31, 2007, the fair value of these contracts (unrealized loss) was $172,000

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

and is included in accrued and other liabilities. Pursuant to the terms of these contracts, the fair values are classified as current or noncurrent assets and liabilities in the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2008 and 2007, we recognized gains of $4,488,000 and $24,000, respectively, and for the three months ended June 30, 2008, we recognized gains of $1,291,000 and for the three months ended June 30, 2007, we recognized losses of $487,000 on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Currency Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, during the three months ended June 30, 2008, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through December 2008.  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2008, the fair value of these contracts was $15,000 (unrealized loss) and is included in accrued and other liabilities in the accompanying consolidated balance sheet (none at December 31, 2007). For each of the six and three-month periods ended June 30, 2008, we recognized losses of $35,000 (none in 2007) on such contracts.  In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets and liabilities at June 30, 2008 that are measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2008 Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
(In Thousands)
Assets:
Interest rate contracts	$1,135	$-	$1,135
Commodities futures contracts	867	330	537
Total	$2,002	$330	$1,672

Liabilities:
Foreign currency contracts	$15	$-	$15

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Gains (realized and unrealized) included in earnings and the income statement classification are as follows:

Six Months Ended June 30, 2008	Three Months Ended June 30, 2008
(In Thousands)
Total gains included in earnings:
Cost of sales	$4,453	$1,256
Interest expense	708	877
	$5,161	$2,133

Change in unrealized gains and losses relating to contracts still held at June 30, 2008:
Cost of sales	$846	$793
Interest expense	709	896
	$1,555	$1,689

Note 12: Approval of Stock Incentive Plan During the second quarter of 2008, our board of directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008.  The number of shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment.  Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies.  An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan will be administered by the compensation and stock option committee (the “Committee”) of our board of directors.

Our board of directors or the Committee may amend the 2008 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2008 Plan, then to the extent so required, shareholder approval will be obtained. Shareholder approval will also be obtained for any amendment that would increase the number of shares stated as available for issuance under the 2008 Plan. Unless sooner terminated by our board of directors, the 2008 Plan expires on June 5, 2018.

The following may be granted by the Committee under the 2008 Plan:

Stock Options - The Committee may grant either incentive stock options or non-qualified stock options. The Committee sets option exercise prices and terms, except that the exercise price of a stock option may be no less than 100% of the fair market value, as defined in the 2008 Plan, of the shares on the date of grant.  At the time of grant, the Committee will have sole discretion in determining when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed 10 years.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Approval of Stock Incentive Plan (continued)

Stock Appreciation Rights (“SARs”) - The Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the 2008 Plan or on a stand-alone basis. SARs are the right to receive payment per share of the SAR exercised in stock or in cash equal to the excess of the share’s fair market value, as defined in the 2008 Plan, on the date of exercise over its fair market value on the date the SAR was granted. Exercise of an SAR issued in tandem with stock options will result in the reduction of the number of shares underlying the related stock option to the extent of the SAR exercise.

Stock Awards, Restricted Stock, Restricted Stock Units, and Other Awards - The Committee may grant awards of restricted stock, restricted stock units, and other stock and cash-based awards, which may include the payment of stock in lieu of cash (including cash payable under other incentive or bonus programs) or the payment of cash (which may or may not be based on the price of our common stock).

As of June 30, 2008, no awards have been granted under the 2008 Plan.

Note 13: Income Per Common Share   Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, dividend requirements and stock dividend. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each period. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the six months ended June 30, 2008,
•	we acquired 200,000 shares of our common stock;
•	we issued 367,304 shares of our common stock as the result of the exercise of stock options; and
•
we paid cash dividends on our Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $6,000, respectively.

During the six months ended June 30, 2007,
•	we sold $60 million of the 2007 Debentures on June 28, 2007;
•	$4,000,000 of the 7% Convertible Senior Subordinated Debentures (the “2006 Debentures”) was converted into 564,789 shares of common stock;
•	we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer;

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Income Per Common Share (continued)

•	we received shareholders’ approval in granting 450,000 shares of non-qualified stock options on June 14, 2007; and
•	we issued 245,100 shares of our common stock as the result of the exercise of stock options.

At June 30, 2008, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

                                                                                              (Dollars In Thousands, Except Per Share Amounts)

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
Numerator:
Net income	$28,814	$24,039	$17,907	$13,220
Dividends and dividend requirements on Series B Preferred	(240)	(120)	-	(60)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer in 2007	-	(314)	-	(157)
Stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007(1)	-	(4,971)	-	-
Dividends on Series D Preferred	(60)	-	-	-
Dividends on Noncumulative Preferred	(6)	-	-	-
Total dividends, dividend requirements and stock dividend on preferred stock	(306)	(5,405)	-	(217)
Numerator for basic net income per common share - net income applicable to common stock	28,508	18,634	17,907	13,003
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	306	434	-	217
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	1,203	83	601	34
Numerator for diluted net income per common share	$30,017	$19,151	$18,508	$13,254

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,114,506	18,614,835	21,172,227	19,713,471
Effect of dilutive securities:
Convertible notes payable	2,188,000	212,088	2,188,000	111,651
Convertible preferred stock	940,016	1,778,610	939,966	1,777,900
Stock options	665,198	1,255,959	526,801	1,228,399
Warrants	-	88,257	-	92,068
Dilutive potential common shares	3,793,214	3,334,914	3,654,767	3,210,018
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	24,907,720	21,949,749	24,826,994	22,923,489

Basic net income per common share	$1.35	$1.00	$.85	$.66

Diluted net income per common share	$1.21	$.87	$.75	$.58

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

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
Stock options	425,000	42,265	425,000	84,066
Series 2 Preferred pursuant to tender offer in 2007 (2)	-	522,181	-	-
	425,000	564,446	425,000	84,066

(2) In accordance with EITF Topic No. D-53, the shares associated with the tender offer in 2007 were considered separately from other convertible shares of securities in computing net income per common share for the six and three months ended June 30, 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14:  Income Taxes   Provisions for income taxes are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Current:
Federal	$11,520	$446	$6,625	$232
State	1,724	86	909	(44)
Total Current	$13,244	$532	$7,534	$188

Deferred:
Federal	$3,539	$-	$2,709	$-
State	646	-	466	-
Total Deferred	4,185	-	3,175	-
Provisions for income taxes	$17,429	$532	$10,709	$188

For the six and three months ended June 30, 2008, the current provision for federal income taxes of $11,520,000 and $6,625,000, respectively, includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For the six and three months ended June 30, 2007, the current provision for federal income taxes of $446,000 and $232,000, respectively, includes alternative minimum income tax (“AMT”).  The current provision for state income taxes in 2008 includes provisions for jurisdictions not previously recognized (See discussion of FIN 48 below).  The 2008 current state income tax provision also anticipates the utilization of remaining net operating loss (“NOL”) carryforwards in certain states.  In the first six months of 2007, we had a valuation allowance in place against the deferred tax assets arising from the NOL carryforwards and other temporary differences.  As a result, a deferred tax provision was not recognized.  At December 31, 2007, we had minimal federal and state net operating losses and we anticipate fully utilizing these NOL carryforwards during 2008 and have accrued income taxes at regular corporate tax rates. Our overall effective tax rate in 2008 is reduced by permanent tax differences.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income. Under SFAS 109, income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction for the six months ended June 30, 2008 to be recognized in our 2008 income tax return will exceed the related stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $2,552,000 is accounted for as an increase in capital in excess of par value for the six months ended June 30, 2008.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14:  Income Taxes (continued)

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

We believe that we do not have any material uncertain tax positions that meet the FIN 48 more likely than not recognition criteria other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility. We had approximately $1,441,000 and $1,617,000 accrued for uncertain tax liabilities at June 30, 2008 and December 31, 2007, respectively, which are included in accrued and other liabilities in the accompanying condensed consolidated balance sheets.

We plan to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2008. Therefore, we anticipate that the total amounts of unrecognized tax benefits will decrease by approximately $1,141,000 by December 31, 2008 as a result of state tax payments made as part of the voluntary disclosure agreement process or other resolutions.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Other Expense, Other Income and Non-Operating Other Income, net

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Other expense:
Potential litigation settlements	$367	$-	$192	$-
Losses on sales and disposals of property and equipment	82	431	82	431
Impairment of long-lived assets (1)	192	-	192	-
Other miscellaneous expense (2)	16	87	10	63
Total other expense	$657	$518	$476	$494

Other income:
Litigation judgment and settlements (3)	$8,235	$-	$7,710	$-
Other miscellaneous income (2)	94	100	9	46
Total other income	$8,329	$100	$7,719	$46

Non-operating other income, net:
Interest income	$899	$58	$358	$16
Miscellaneous income (2)	11	65	11	39
Miscellaneous expense (2)	(48)	(50)	(24)	(24)
Total non-operating other income, net	$862	$73	$345	$31

(1)	Based on an unsuccessful effort to sell certain corporate assets in an auction, we recognized an impairment of long-lived assets.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(3)
For the six and three months ended June 30, 2008, income from litigation judgment and settlements includes approximately $7,560,000, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business as discussed in Note 10 - Contingencies. In addition, during the six months ended June 30, 2008, a settlement was reached for $400,000 for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Net sales:
Climate Control	$146,949	$145,823	$80,626	$74,518
Chemical	204,788	153,142	113,458	79,422
Other	6,770	5,176	3,968	2,816
	$358,507	$304,141	$198,052	$156,756

Gross profit: (1)
Climate Control (2)	$47,454	$42,628	$25,932	$21,921
Chemical (3)	31,852	22,242	16,499	11,710
Other	2,192	1,839	1,310	1,026
	$81,498	$66,709	$43,741	$34,657

Operating income (loss): (4)
Climate Control (2)	$21,182	$18,125	$11,855	$9,617
Chemical (3) (5)	32,627	15,646	20,502	7,936
General corporate expenses and other business operations, net (6)	(5,153)	(5,095)	(3,033)	(2,400)
	48,656	28,676	29,324	15,153

Interest expense	(3,720)	(4,580)	(1,266)	(1,992)
Non-operating other income (expense), net:
Climate Control	1	2	-	-
Chemical	64	82	60	54
Corporate and other business operations	797	(11)	285	(23)
Provisions for income taxes	(17,429)	(532)	(10,709)	(188)
Equity in earnings of affiliate-Climate Control	462	431	230	216
Income from continuing operations	$28,831	$24,068	$17,924	$13,220

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
On our futures contracts for copper, during the six months ended June 30, 2008 and 2007, we recognized gains (realized and unrealized) of $2,685,000 and $350,000, respectively. These gains contributed to an increase in gross profit and operating income.

(3)
During the six months ended June 30, 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $3,562,000 and $1,392,000, respectively. In addition, during the three months ended June 30, 2008 and 2007, the amounts expensed for

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

precious metals, net of recoveries, were $1,102,000 and $494,000, respectively. These net expenses contributed to a decrease in gross profit and operating income.

(4)
Our chief operating decision makers use operating income by industry segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administration expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

(5)	For each of the six and three-month periods ended June 30, 2008, we recognized income of $7,560,000, net of attorneys’ fees, relating to a litigation judgment.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2008	2007	2008	2007
(In Thousands)
Gross profit-Other	$2,192	$1,839	$1,310	$1,026
Selling, general and administrative:
Personnel	(4,070)	(3,552)	(2,478)	(1,894)
Professional fees	(1,987)	(1,767)	(806)	(773)
Office overhead	(377)	(376)	(201)	(180)
Property, franchise and other taxes	(216)	(156)	(90)	(73)
Advertising	(137)	(140)	(67)	(60)
Shareholders relations	(60)	(130)	(53)	(32)
All other	(702)	(828)	(418)	(425)
Total selling, general and administrative	(7,549)	(6,949)	(4,113)	(3,437)

Other income	704	32	169	14
Other expense	(500)	(17)	(399)	(3)
Total general corporate expenses and other business operations, net	$(5,153)	$(5,095)	$(3,033)	$(2,400)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

Information about our total assets by industry segment is as follows:

June 30, 2008	December 31, 2007
(In Thousands)
Climate Control	$120,395	$102,737
Chemical	154,702	121,864
Corporate assets and other	68,786	82,953
Total assets	$343,883	$307,554

Note 17: Related Party Transactions

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

In April 2007, the Jayhawk Group converted the $1,000,000 principal amount of the 2006 Debentures into 141,040 shares of our common stock, at the conversion rate of 141.04 shares per $1,000 principal amount of 2006 Debentures (representing a conversion price of $7.09 per share pursuant to the Indenture covering the 2006 Debentures).  During the six months ended June 30, 2007, we paid the Jayhawk Group $70,000 of which $46,000 relates to interest earned on the 2006 Debentures and $24,000 relates to additional consideration paid to convert the 2006 Debentures.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 17: Related Party Transactions (continued)

A law firm representing a stockholder initiated a lawsuit against the Jayhawk Group pursing a Section 16(b) short-swing profit claim on our behalf up to $819,000. During six months ended June 30, 2008, the parties settled this claim for $180,000, of which we received $125,000, after attorneys’ fees and costs.

As discussed in Note 10 - Contingencies, the Company has been advised by the Jayhawk Group, in connection with the Jayhawk Group’s conversion of its holdings of Series 2 Preferred, the Jayhawk Group may bring legal proceedings against us for all dividends in arrears on the Series 2 Preferred that the Jayhawk Group converted after receiving a notice of redemption. The 155,012 shares of Series 2 Preferred converted by the Jayhawk Group after we issued the notice of redemption for the Series 2 Preferred would have been entitled to receive approximately $4.0 million of dividends in arrears on the August 27, 2007 redemption date, if such shares were outstanding on the redemption date and had not been converted into common stock. The Jayhawk Group also claims it should have been able to tender all of the preferred shares under the tender offer notwithstanding the terms of the Jayhawk Agreement in which the Jayhawk Group would tender only one-half of its shares. In connection with these claims, the Jayhawk Group initially offered to settle these claims for a payment of $100,000, representing the approximate legal fees the Jayhawk Group alleged it has incurred investigating these matters. Through counsel, we agreed to the settlement offer. Thereafter, the Jayhawk Group’s general counsel purported to withdraw the settlement offer and asserted the Jayhawk Group was not bound by any settlement agreement. A liability of $100,000 has been established at June 30, 2008 related to this matter.

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

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During the six months ended June 30, 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $0.1 million and $3.3 million. The debt accrued interest at an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2008 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

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

Second Quarter of 2008

Our sales for the second quarter of 2008 were $198.1 million compared to $156.8 million for the second quarter of 2007, operating income was $29.3 million compared to $15.2 million in 2007, and net income was $17.9 million compared to $13.2 million in 2007.

As discussed below, operating income for the second quarter of 2008 included income from a litigation judgment of approximately $7.6 million, net of attorneys’ fees, involving EDC, a subsidiary within our Chemical Business. The amount from this litigation judgment included in net income, after provision for income taxes, was approximately of $4.7 million.

Net income for the second quarter of 2008 was $17.9 million, after an income tax provision of $10.7 million, compared to net income of $13.2 million, after an income tax provision of $0.2 million, for the second quarter of 2007. The 2008 provision for income taxes included current and deferred federal taxes of $9.3 million and current and deferred state taxes of $1.4 million.

In the second quarter of 2007, we had significant income tax NOL carryforwards. In addition, we had valuation allowances in place against our deferred tax assets arising from the NOL carryforwards. As a result, the provision for federal and state income taxes for the second quarter 2007 was only $0.2 million.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continues to do so. Our Climate Control Business reported an increase in net sales and operating income for the second quarter of 2008. Climate Control’s net sales were $80.6 million compared to $74.5 million for the second quarter of 2007, an increase of $6.1 million or 8%.  The improvement in net sales primarily relates to water source heat pump and hydronic fan coil products.  During the first half of 2007, the higher shipment level included $14.1 million in sales resulting from the concerted effort to reduce the orders backlog and improve customer service.  Due to excessive backlogs and extended lead times in 2007, management implemented a strategy to increase production capacity to reduce backlogs and lead times to more acceptable levels. For the second quarter of 2008, the order level was $75.6 million compared to $65.2 million in the same period of 2007, an increase of $10.4 million or 16%.

For the second quarter of 2008, Climate Control’s operating income before allocation of corporate overhead was $11.9 million, a 23% increase over the $9.6 million in 2007.

During the first half of 2008, we have followed closely the contraction in the credit markets and have attempted to assess the impact on the commercial construction sectors that we serve including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Lodging
•	Manufacturing
•	Healthcare
•	Offices
•	Education
•	Multi-Family

We believe there may be some contraction in new projects, but at this point, we are unable to assess the potential impact. However, as indicated above, our order level for the second quarter of 2008 was 16% higher than the second quarter of 2007. The order level for July 2008 was approximately $32 million.

Currently, we expect continued volatility in material costs, especially for copper, steel and aluminum and components that include those metals. Although we continue to monitor and take measures to mitigate and control material cost increases through hedging transactions, contract purchases and volume agreements, there can be no assurance that our selling prices will match or keep pace with these material cost increases. During the second quarter of 2008, commodity prices rose significantly. More specifically, the market prices for copper, steel and aluminum increased approximately 25% since the beginning of the year.

Most of the products of our Climate Control Business are manufactured to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. At June 30, 2008, the backlog of confirmed orders was approximately $63.3 million compared to $62.1 million and $54.5 million at March 31, 2008 and December 31, 2007, respectively. We expect to ship substantially all the orders in the backlog within the next twelve months.

The majority of our business is subject to the competitive bid process and the opportunity to pass through cost increases for materials depends on market conditions at the time we are bidding a job. Once an order is accepted and entered into our backlog, the price usually cannot be adjusted to pass through any subsequent cost increase.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Climate Control Business's profitability over the last few years has been affected by operating losses of certain product lines being developed during that time. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2007 and into 2008, the results for these products reflected modest improvement. Although these products have not yet achieved profitability, we continue to believe that these products have good long-term prospects.

Management is focused on the following objectives for Climate Control:

•	managing the current economic environment for optimum achievable results in the short term and,
•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products,
•	improving production and product delivery performance, and
•	expanding the markets we serve, both domestic and foreign.

Chemical Business

Our Chemical Business has production facilities in Baytown, Texas (the “Baytown Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The Baytown and El Dorado Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline and sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we own ammonia, acid and urea chemical plants in Pryor, Oklahoma (the “Pryor Facility”), which we are considering activating as discussed below under “Liquidity and Capital Resources-Pryor Facility." If activated, this facility will produce anhydrous ammonia and urea ammonium nitrate (“UAN”) from natural gas.

Our Chemical Business reported improved results in the second quarter of 2008 with net sales of $113.5 million compared to $79.4 million for the second quarter of 2007, a 43% increase. In addition, operating income before allocation of corporate overhead was $20.5 million compared to $7.9 million in the same period of 2007. Operating income for the second quarter of 2008 includes $7.6 million income from a litigation judgment. Excluding the income from the litigation judgment, our Chemical Business’ operating income increased to $12.9 million, a 63% increase.

The increase in sales is attributable to significantly higher selling prices for agricultural products produced at our Cherokee and El Dorado Facilities as a result of increased global demand for fertilizer products. Additionally, selling prices of industrial acids and mining products increased due to the pass through of higher cost raw material feedstock. Most of the production from the Baytown Facility is sold pursuant to a supply agreement that provides for the pass through of certain production costs including anhydrous ammonia. The increase in costs of anhydrous ammonia resulted in increased net sales of approximately $12.1 million in the second quarter of 2008 compared to the second quarter of 2007, but had a minimal impact to operating income.

As briefly discussed above, EDC, a subsidiary within our Chemical Business, was a plaintiff of a lawsuit claiming damages as the result of the defendants’ faulty repair of a hot gas expander of one of EDC’s nitric acid plants.  On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million, from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. As a result, for the second quarter of 2008, we recognized income of approximately $7.6 million, net of attorneys’ fees, which amount is classified as other income and included in operating income. Excluding the $7.6 million, operating income for the Chemical Business increased $5.0 million for the second quarter of 2008 as compared to the same quarter in 2007.

This increase in operating income is a result of increased gross profit margins, resulting from higher fertilizer pricing and stronger demand in certain of our agricultural markets.  Global demand for grains and certain other crops, combined with a tight supply of nitrogen fertilizer due, in part, to a limited production capacity, has resulted in strong demand and higher prices for nitrogen fertilizer. Approximately 35% - 40% of our Chemical Business sales are sold in the agricultural markets.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. During the second quarter as compared to the first quarter  of 2008, the average natural gas spot price increased approximately 32% to a high of $12.93 per MMBtu and the average price for anhydrous ammonia based on low Tampa metric price per ton increased approximately 10% to a high of $610 per metric ton.  As of July 31, 2008, current prices were $9.10 per MMBtu of natural gas and $745 per metric ton of anhydrous ammonia. In addition, the average cost for sulfur increased 121% during the second quarter of 2008. Due to the uncertainty of these commodity markets, we continue to generate sales pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs. Approximately 60% percent of our Chemical Business’ products sold in the second quarter of 2008 were to those customers.

We have entered into futures contracts to hedge the cost of natural gas for the purpose of securing the profit margin on certain orders for products that our Chemical Business produces. Recent extreme volatility in natural gas prices has created wide swings in the mark-to-market value of our natural gas hedges.  At June 30, 2008, our natural gas hedges included unrealized gains of approximately $0.7 million.  At July 31, 2008, due to a steep decline in natural gas prices, our natural gas hedges resulted in an unrealized non-cash loss of $5.4 million.   For the third quarter of 2008, the unrealized gain or loss to be recorded will depend on the market price of natural gas as of September 30, 2008, as compared to the price as of June 30, 2008.  Therefore, we are unable to predict the impact these hedges will have on the third quarter and future quarters.  However, these hedges economically secure the profit margin on significant orders for our Chemical Business, so that the ultimate profit to be realized is known at the time the customer orders are accepted and is indeed realized at the time the physical transactions occur.  The interim mark-to-market accounting does result in volatility in our financial statements; however, the unrealized gains or losses are non-cash items.

Currently, the cost of the El Dorado Facility’s raw material feedstock anhydrous ammonia is at a competitive disadvantage to anhydrous ammonia produced from natural gas. The current cost of ammonium nitrate produced from anhydrous ammonia at the El Dorado Facility is approximately

$150 per ton more than if produced from natural gas. However, this differential changes from time to time.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process of nitric acid. As the result of cost increases for these precious metals, our precious metals expense increased $0.5 million as compared to the second quarter of 2007.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector, when the potential for favorable gross profit margins is available. A significant percentage of the costs to operate process plants, other than costs for raw materials and utilities, are fixed costs.  Our long-term strategy is to maximize production efficiency of the facilities, thereby lowering the fixed cost of each ton produced.

Liquidity and Capital Resources

The following is our cash, total interest bearing debt and stockholders’ equity:

June 30, 2008	December 31, 2007
(In Millions)
Cash on hand	$48.5	$58.2

Long-term debt:
2007 Debentures due 2012	$60.0	$60.0
Secured Term Loan due 2012	50.0	50.0
Other	11.6	12.1
Total long-term debt	$121.6	$122.1

Total stockholders’ equity	$123.1	$94.3

As indicated above, our capital structure and liquidity at December 31, 2007 and June 30, 2008 reflect a reasonably sound financial position. In addition to our outstanding debt, our $50 million Working Capital Revolver Loan is undrawn and available to fund operations, if needed. At June 30, 2008, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 1 to 1 as compared to 1.3 to 1 at December 31, 2007.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%. The interest rate at June 30, 2008 was 5.78%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

At June 30, 2008, we had approximately $49.3 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral. Historically, ThermaClime and its subsidiaries’ (the “Borrowers”) primary cash needs have been for working capital and capital expenditures. The Borrowers depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and their non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement.

Income Taxes

As previously discussed, in 2007 and certain prior years, our effective tax rate has been minimal due to the valuation allowances on NOL carryforwards and other deferred tax assets. In the third quarter of 2007, due to our improved operating results, it was determined that the valuation allowances were no longer necessary. At December 31, 2007, we had minimal NOL carryforwards remaining. We anticipate fully utilizing the NOL carryforwards in 2008 and we have been recognizing and paying federal income taxes at regular corporate tax rates.

Capital Expenditures

General

Cash used for capital expenditures during the six months ended June 30, 2008 was $15.0 million, including $5.1 million primarily for property, production equipment, and other upgrades for additional capacity in our Climate Control Business and $9.8 million for our Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the remainder of 2008 is approximately $12.0 million.

Other capital expenditures for the remainder of 2008 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to our Chemical Business that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $12.0 million for the remainder of 2008. The expenditures include $7.3 million for process and reliability improvement in our Chemical Business, including $2.2 million related to certain air emissions abatement, which will increase our production and abate certain air emissions, and $1.2 million relating to the Pryor Facility. In addition, our current commitments include $4.7 million for property and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

Plant Turnaround Costs

We expense the costs as they are incurred relating to planned major maintenance activities (“Turnarounds”) of our Chemical Business. Based on our current plan for Turnarounds to be performed during the remainder of 2008, we currently estimate that we will incur approximately $4.7 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Certain events relating to our Chemical Business

Pryor Facility - We previously reported that we are evaluating the feasibility of activating a portion of our idle Pryor Facility. The feasibility study is based on producing and marketing approximately 325,000 tons of UAN fertilizer and approximately 50,000 tons of anhydrous ammonia per year. A final decision to activate the Pryor Facility will not be made until we enter into a sales agreement with a strategic industry customer to purchase and distribute the majority of the projected UAN production. We have identified several potential customers who have indicated an interest. The final decision is also contingent upon our obtaining the necessary permits to operate the facility.

We have taken limited steps to activate the Pryor Facility, including the placement of purchase orders on certain capital equipment, which has long lead times, and the authorization to hire some employees that previously worked at the plant. If we decide to go further with the activation of the Pryor Facility and the project is approved by our board of directors, it could take six to twelve months to complete the plant improvements, depending on issues encountered in the execution of the start-up plan, once the project is approved by our board of directors. The preliminary estimated total cost to activate the Pryor Facility is approximately $15 to $20 million with a portion of these costs to be expensed as incurred. If approved, this project will probably be funded from our available cash on hand and working capital.

Baytown Facility - The Baytown Facility is operated by EDNC, a subsidiary within our Chemical Business, under the Bayer Agreement with an initial ten-year term with 6 five-year options for a renewal thereafter. In addition, EDNC is operating the Baytown Facility pursuant to a leveraged lease agreement with a financial institution (“lessor”), which expires in June 2009. Regarding a renewal of the Bayer Agreement, Bayer has provided notice to the lessor that Bayer will exercise the purchase option, and agree to pay the fixed price purchase option amount, and take title to certain assets at the Baytown Facility. The parties are discussing agreements to retain EDNC to manage and operate the Baytown Facility. For the year ended December 31, 2007, EDNC sales to Bayer were approximately 15% and 7% of the Chemical Business’ and the Company’s consolidated sales, respectively.

Potential Increase of Imported Ammonium Nitrate - In 1999, in response to an influx of very low-priced imports from Russia, EDC joined with other United States producers of fertilizer-

grade ammonium nitrate to file an antidumping petition seeking relief from unfairly traded ammonium nitrate from Russia. The petition was successful, and in May 2000, the United States and Russia entered into a "suspension agreement" limiting the quantity and setting minimum export prices of Russian ammonium nitrate that may be imported into the United States market. The suspension agreement was concluded under a statutory provision applicable to non-market economy ("NME") countries.

In 2002, the United States government “graduated" Russia to market economy status. Russian ammonium nitrate producers and the Russian government recently requested that the suspension agreement be converted to the type of agreement normally available in market economy cases. Unlike NME agreements, suspension agreements with market economy countries may only require that the prices of those imports reflect full production costs (plus profit) of the foreign producer.  This change in the suspension agreement may result in a substantial increase in the volume of Russian ammonium nitrate imported into the United States. Russia is the world's largest producer and exporter of fertilizer-grade ammonium nitrate and Russia has substantial excess ammonium nitrate production capacity. Russian producers benefit from natural gas supplied at state-set prices that are below market-determined values, which reduces their production costs.  Other factors, however, such as transportation costs may partially offset natural gas and production cost advantages.

Stock Repurchase Authorization

As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.  During the first half of 2008, we repurchased 200,000 shares of our common stock (none during the second quarter of 2008).

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our preferred stock and our common stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ThermaClime (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the $50 million Working Capital Revolver Loan and the $50 million Secured Term Loan. Under the terms of these agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with us;
•
an amount not to exceed fifty percent (50%) of ThermaClime's consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus amounts paid to us within the first bullet above, provided that certain other conditions are met;

•	the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement;
•	amounts under a certain management agreement between us and ThermaClime, provided certain conditions are met, and
•	outstanding loans not to exceed $2.0 million at any time.

We have not paid cash dividends on our outstanding common stock in many years.  In addition, during the second quarter of 2008, no dividends were paid on our preferred stock and there were no unpaid dividends in arrears at June 30, 2008. We do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

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

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - As previously reported, on June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. We received net proceeds of approximately $57.0 million, after discounts and commissions. The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, which began on January 1, 2008. In addition, the 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all present and future liabilities, including trade payables, of our subsidiaries.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at June 30, 2008, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.3 million. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2008.

Secured Term Loan - As previously reported, in November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at June 30, 2008 was 5.78%. The Secured Term

Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $54 million at June 30, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $66 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2008.

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

Results of Operations

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Net Sales

The following table contains certain information about our net sales in different industry segments for the six months ended June 30,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$82,469	$82,875	$(406)	(0.5	) %
Hydronic fan coils	44,226	42,921	1,305	3.0%
Other HVAC products	20,254	20,027	227	1.1%
Total Climate Control	$146,949	$145,823	$1,126	0.8%

Chemical:
Industrial acids and other chemical products	$79,004	$45,734	$33,270	72.7%
Agricultural products	77,743	68,084	9,659	14.2%
Mining products	48,041	39,324	8,717	22.2%
Total Chemical	$204,788	$153,142	$51,646	33.7%

Other	$6,770	$5,176	$1,594	30.8%

Total net sales	$358,507	$304,141	$54,366	17.9%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products decreased slightly primarily as a result of an 11% decrease in the number of units shipped in the residential, original equipment manufacturers, and commercial markets. This decrease was partially offset by a 10% increase in our average selling price per unit due primarily to a change in product mix and higher sales prices. Shipments in the first half of 2007 were especially strong due to the concerted effort to reduce the substantial backlog of customer orders on hand at the end of 2006. During the first six months of 2008, we continued to maintain a market share leadership position, in excess of 38%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased slightly primarily due to a 2% increase in our average selling price and a slight increase in the number of units sold.  During the first six months of 2008, we continued to maintain a market share leadership position, of approximately 40%, based on data supplied by the AHRI;

•
Net sales of our other HVAC products increased slightly primarily as the result of higher revenues in our engineering and construction services for work completed on construction contracts partially offset by a decrease in shipments of modular chillers products.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and Baytown produces only industrial acids products. For the first half of 2008, overall sales prices for the Chemical Business increased 40% while the volume of tons sold decreased 3%, compared with the same period of 2007.

•
Sales prices at the El Dorado Facility increased 30% related, in part, to global pricing of raw materials and also to strong global agricultural and mining product market demand relative to supply volumes. Volume at the El Dorado Facility decreased 20% or 72,000 tons. The decrease in tons sold was primarily attributable to (i) 43,000 fewer tons of agricultural ammonium nitrate sold due to poor weather conditions and lower demand for ammonium nitrate in favor of urea, a competing product in El Dorado’s market area, as well as reduced forage application due to poor conditions in the cattle market and (ii) 19,000 fewer tons of industrial grade ammonium nitrate sold to the mining industry in the first quarter of 2008. Industrial grade ammonium nitrate is sold under a multi-year supply agreement contract that includes minimum monthly and annual volume requirements. For 2008. we expect the customer will either meet the volume requirements or pay liquidated damages, pursuant to the terms of the agreement;

•
Sales prices and volumes at the Cherokee Facility increased 53% and 12%, respectively, primarily related to the market-driven demand for UAN and mining products. Sales prices also increased with our higher natural gas costs in the first six months of 2008 compared to same period of 2007, recoverable under pricing arrangements with certain of our industrial customers;

•
Sales prices increased approximately 72% at the Baytown Facility due to higher global ammonia pricing, which is recoverable under the Bayer Agreement but had a minimum impact to gross profit and operating income. Overall volumes increased 10% as the result of an increase in customer demand.

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

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$47,454	$42,628	$4,826	11.3%
Chemical	31,852	22,242	9,610	43.2%
Other	2,192	1,839	353	19.2%
	$81,498	$66,709	$14,789	22.2%

Gross profit percentage (1):
Climate Control	32.3%	29.2%	3.1%
Chemical	15.6%	14.5%	1.1%
Other	32.4%	35.5%	(3.1)%
Total	22.7%	21.9%	0.8%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was primarily the result of an increase of $2.3 million in gains recognized on our futures contracts for copper due to rising market prices for copper, the increase in our average selling prices and various operating efficiencies partially offset by the reduction in sales volumes discussed above.  In addition, the gains from our futures contracts for copper were the primary reason for the increase in our gross profit percentage.

The increase in gross profit of our Chemical Business relates primarily to the increase in sales prices and volume of agricultural products sold by the Cherokee Facility, as discussed above, in relation to raw material costs. As a result, our gross profit percentage improved in the first six months of 2008 as compared to the same period of 2007.

During the first six months of 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $3.6 million and $1.4 million, respectively, in our Chemical Business. These expenses contributed to a decrease in gross profit.

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

2008	2007	Change
(In Thousands)
Operating income:
Climate Control	$21,182	$18,125	$3,057
Chemical	32,627	15,646	16,981
General corporate expense and other business operations, net	(5,153)	(5,095)	(58)
	$48,656	$28,676	$19,980

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $4.8 million as discussed above. This increase in operating income was partially offset by an increase in warranty expenses of $1.0 million due to the increase in sales volume and costs incurred and an increase in personnel costs of $0.8 million as the result of an increase in the number of personnel.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $9.6 million as discussed above  and to the income of $7.6 million recognized from the litigation judgment as discussed above under “Overview-Chemical Business”.

General Corporate Expense and Other Business Operations, Net: The net increase in our general corporate expense and other business operations, net relates primarily to increased personnel costs of $0.5 million resulting from increased compensation and other employee benefits and other expense of $0.5 million relating primarily to potential litigation settlements and an impairment of long-lived assets, partially offset by an increase in other income of $0.7 million due, in part, to litigation settlements.

Interest Expense - Interest expense was $3.7 million for the first six months of 2008 compared to $4.6 million for the same period of 2007, a decrease of $0.9 million. This net decrease primarily relates to a decrease of $1.3 million as the result of obtaining a lower interest rate associated with the Secured Term Loan compared to the interest rate associated with the previous senior secured loan, a decrease of $1.0 million due to the continuous pay off of the Working Capital Revolver Loan during 2008, partially offset by the increase of $1.9 million relating to the 2007 Debentures.

Non-Operating Other Income, Net - Our non-operating other income, net was $862,000 for the first six months of 2008 compared to $73,000 for the same period in 2007. The increase of $789,000 relates primarily to interest income earned in 2008 from investing a portion of the net proceeds from the 2007 Debentures in money market funds.

Provisions For Income Taxes - The provision for income taxes for the six months ended June 30, 2008 was $17.4 million compared to $0.5 million for the same period in 2007. The increase of $16.9 million was primarily the result of recognizing current and deferred federal and state income taxes during the first half of 2008 due in part to increased taxable income and higher effective tax rates.  Due to valuation allowances on NOL carryforwards and other deferred assets in 2007, the provision for income taxes consist only of federal AMT and state income taxes for the six months ended June 30, 2007.

Three months ended June 30, 2008 compared to Three months ended June 30, 2007

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended June 30,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$45,695	$42,311	$3,384	8.0%
Hydronic fan coils	23,652	21,555	2,097	9.7%
Other HVAC products	11,279	10,652	627	5.9%
Total Climate Control	$80,626	$74,518	$6,108	8.2%

Chemical:
Agricultural products	$43,176	$37,015	$6,161	16.6%
Industrial acids and other chemical products	42,122	22,766	19,356	85.0%
Mining products	28,160	19,641	8,519	43.4%
Total Chemical	$113,458	$79,422	$34,036	42.9%

Other	$3,968	$2,816	$1,152	40.9%

Total net sales	$198,052	$156,756	$41,296	26.3%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 17% increase in our average selling price per unit due to the effect of a 5% price increase in the first quarter and a change in product mix partially offset by a 10% decrease in the number of units shipped in the residential, original equipment manufacturers, and commercial markets. Shipments in the second quarter of 2007 were strong due to the concerted effort to reduce the substantial backlog of customer orders on hand at the end of March 2007. During the second quarter of 2008, we continued to maintain a market share leadership position, in excess of 38%, based on data supplied by the AHRI;

•
Net sales of our hydronic fan coils increased primarily due to a 6% increase in the number of units sold and a 3% increase in our average selling price and a slight increase in the number of units sold.  During the second quarter of 2008, we continued to maintain a market share leadership position, of approximately 40%, based on data supplied by the AHRI;

•
Net sales of our other HVAC products increased as the result of higher revenues in our engineering and construction services for work completed on construction contracts partially offset by a decrease in shipments of large custom air handler and modular chillers products.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and Baytown produces only industrial acids products. For the second quarter of 2008, overall sales prices for the Chemical Business increased 41% while the volume of tons sold increased 3%, compared with the same quarter of 2007.

•
Sales prices at the El Dorado Facility increased 33% related, in part, to global pricing of raw materials and also to strong global agricultural and mining product market demand relative to supply volumes.  Volume at the El Dorado Facility decreased 13% or 25,000 tons. The decrease in tons sold was primarily attributable to 20,000 fewer tons of agricultural ammonium nitrate sold due to poor weather conditions in El Dorado’s market area, as well as reduced forage application due to poor conditions in the cattle market and a lower demand for ammonium nitrate in favor of urea, a competing product;

•
Sales prices and volumes at the Cherokee Facility increased 59% and 15%, respectively, primarily related to the market-driven demand for UAN fertilizer. Sales prices also increased due to the pass through of higher natural gas costs in the second quarter of 2008 compared to the second quarter of 2007, recoverable under pricing arrangements with certain of our industrial customers;

•
Sales prices increased approximately 64% at the Baytown Facility due to the pass through of higher ammonia costs but had a minimal impact to gross profit and operating income.  Overall volumes increased 21% as the result of an increase in customer demand.

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

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$25,932	$21,921	$4,011	18.3%
Chemical	16,499	11,710	4,789	40.9%
Other	1,310	1,026	284	27.7%
	$43,741	$34,657	$9,084	26.2%

Gross profit percentage (1):
Climate Control	32.2%	29.4%	2.8%
Chemical	14.5%	14.7%	(0.2)%
Other	33.0%	36.4%	(3.4)%
Total	22.1%	22.1%	-%

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was primarily the result of the increase in our average selling prices and changes in our product mix and sales volumes as discussed above.  In addition, these changes were also the primary reason for the increase in our gross profit percentage.

The increase in gross profit of our Chemical Business relates primarily to the increase in sales prices and volume of agricultural products, including the business growth experienced at the Cherokee Facility, as discussed above, and also in relation to the rise in our raw material costs.

During the second quarters of 2008 and 2007, the amounts expensed for precious metals, net of recoveries, were $1.1 million and $0.5 million, respectively, in our Chemical Business. These expenses contributed to a decrease in gross profit.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above. The decline in our gross profit percentage was primarily due to additional costs incurred relating to a large customized industrial machine tool.

Operating Income

Our chief operating decision makers use operating income by industry segment for purposes of making decisions which include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our operating income for the three months ended June 30,

2008	2007	Change
(In Thousands)
Operating income:
Climate Control	$11,855	$9,617	$2,238
Chemical	20,502	7,936	12,566
General corporate expense and other business operations, net	(3,033)	(2,400)	(633)
	$29,324	$15,153	$14,171

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $4.0 million as discussed above partially offset by an increase in warranty expense of $0.7 million as the result of increased sales volume and costs incurred and an increase in personnel costs of $0.6 million due to an increase in the number of personnel.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income relates, in part, to the income of $7.6 million recognized from the litigation judgment as discussed above under “Overview-Chemical Business” and to the net increase in gross profit of $4.8 million as discussed above.

General Corporate Expense and Other Business Operations, Net: The increase in our general corporate expense and other business operations, net relates primarily to increased personnel costs of $0.6 million resulting from increased compensation and other employee benefit costs.

Interest Expense - Interest expense was $1.3 million for the second quarter of 2008 compared to $2.0 million for the same period of 2007, a decrease of $0.7 million. This net decrease primarily relates to a decrease of $0.7 million as the result of obtaining a lower interest rate associated with the Secured Term Loan compared to the interest rate associated with the previous senior secured loan, a decrease of $0.4 million due to the continuous pay off of the Working Capital Revolver Loan during 2008, a decrease of $0.4 million relating to gains recognized associated with our interest rate contracts, partially offset by the increase of $0.9 million relating to the 2007 Debentures.

Non-Operating Other Income, Net - Our non-operating other income, net was $345,000 for the second quarter of 2008 compared to $31,000 for the same period in 2007. The increase of $314,000 relates primarily to interest income earned in 2008 from investing a portion of the net proceeds from the 2007 Debentures in money market funds.

Provisions For Income Taxes - The provision for income taxes for the three months ended June 30, 2008 was $10.7 million compared to $0.2 million for the same period in 2007. The increase of $10.5 million was primarily the result of recognizing current and deferred federal and state income taxes during the second quarter of 2008 due in part to increased taxable income and higher effective tax rates.  Due to valuation allowances on NOL carryforwards and other deferred assets in 2007, the provision for income taxes consist only of federal AMT and state income taxes for the three months ended June 30, 2007.

Cash Flow From Continuing Operating Activities

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, secured asset financing and the sale of assets. See additional discussions concerning cash flow relating to our Climate Control and Chemical Businesses under “Overview” and “Liquidity and Capital Resources” of this MD&A.

For the first half of 2008, net cash provided by continuing operating activities was $3.0 million, including net income plus depreciation and amortization, deferred income taxes, gain on litigation judgment associated with property, plant and equipment, and other adjustments partially offset by cash used by changes in assets and liabilities.

Accounts receivable increased $25.3 million including:

•
an increase of $15.9 million relating to the Climate Control Business due primarily to increased sales volume and prices of our Climate Control products preceding June 2008 compared to those preceding December 2007 and

•
an increase of $10.0 million relating to the Chemical Business as the result of increased sales at our facilities primarily as a result of seasonal higher sales due to the spring planting season and higher sales prices as discussed above under “Results of Operations”.

Inventories increased $12.1 million including:

•
an increase of $13.6 million relating to the Chemical Business primarily relating to higher raw material costs and volume on hand of agricultural ammonium nitrate as the result of poor weather and cattle market conditions as discussed above under “Results of Operations” partially offset by,

•
a net decrease of $1.1 million relating the Climate Control Business due primarily to lower levels of work in process and finished goods inventories as the result of increased sales volume preceding June 2008 compared to those preceding December 2007, partially offset by an increase in raw materials primarily as the result of higher costs.

Other supplies and prepaid items increased $2.6 million including:

•	an increase of $3.2 million relating to precious metals used in the manufacturing process of the Chemical Business and
•	an increase of $0.7 million relating to unrealized gains on commodities futures contracts associated with the Chemical and Climate Control Businesses, partially offset by
•	a decrease of $1.8 million in prepaid insurance as the result of recognizing the related insurance expense for the first six months of 2008.

Accounts payable increased $11.1 million including:

•	an increase of $9.9 million in the Chemical Business primarily as the result of the increased cost and tons of anhydrous ammonia purchased and
•	an increase of $1.8 million in the Climate Control Business due, in part, to the increased level of raw material inventory purchases.

Customer deposits decreased $1.4 million including:

•	a decrease of $3.2 million in the Chemical Business as the result of the shipment of product associated with these deposits partially offset by
•	an increase of $1.5 million in the Climate Control Business primarily as the result of deposits received on our geothermal and water source heat pump products.

The change in deferred rent expense of $4.7 million is due to the scheduled lease payments during the first half of 2008 exceeding the rent expense recognized on a straight-line-basis.

The increase in other current and noncurrent liabilities of $1.9 million includes:

•
an increase in accrued income and property taxes of $2.0 million primarily as the result of an increase in taxable income and a higher effective income tax rate and the recognition of property taxes for the first six months of 2008 partially offset by payments made to the taxing authorities, partially offset by

•	a decrease in accrued insurance of $1.1 million due primarily to payments made on insurances claims.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $11.0 million for the first six months of 2008, which included $15.0 million for capital expenditures of which $5.1 million and $9.8 million are for the benefit of our Climate Control and Chemical Businesses, respectively. As discussed above under “Overview-Chemical Business”, we received proceeds from a litigation judgment, of which $4.1 million (net of attorneys’ fees of $1.9 million) was associated with property, plant and equipment.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $1.6 million, which primarily consisted of $3.4 million used for the acquisition of 200,000 shares of our common stock as previously reported and payments on short-term financing and other long-term debt of $1.1 million partially offset by $2.6 million related to the excess income tax benefit on stock options exercised.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At June 30, 2008, our investment was $3.6 million. For the first six months of 2008, distributions received from this Partnership were $0.3 million and our equity in earnings was $0.5 million. As of June 30, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with a series of agreements (the “Bayer Agreement”) with Bayer Corporation ("Bayer"), under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, a subsidiary of ThermaClime entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $7.2 million at June 30, 2008. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. Lease payments totaling $2.3 million due during the remainder of 2008 have been considered in evaluating our liquidity.

As discussed in our Form 10-K for the year ended December 31, 2007 and in our Form 10-Q for the quarterly period ended March 31, 2008, we have certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	capital expenditures,
•	operating leases,
•	commodities futures contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under “Liquidity and Capital Resources” of Item 2 and ”Commodity Price Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended June 30, 2008:

•	our contractual obligations relating to commodities futures contracts were approximately $16.0 million as of June 30, 2008 and
•	our committed capital expenditures were approximately $12.0 million for the remainder of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2008, we had no of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures contracts for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2008, our purchase commitments under these contracts were for 925,000 pounds of copper through December 2008 at a weighted- average cost of $3.71 per pound ($3.4 million) and a weighted-average market value of $3.88 per pound ($3.6 million). In addition, our Chemical Business had purchase commitments under these contracts for 1,042,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $12.06 per MMBtu ($12.6 million) and a weighted-average market value of $12.74 per MMBtu ($13.3 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through December 2008.  At June 30, 2008, our commitments under these contracts were for approximately 1.57 million Euros at a weighted-average contract exchange rate of 1.58 and a weighted-average market exchange rate of 1.57.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

Reference is made to our Form 10-K for the year ended December 31, 2007, for an expanded analysis of expected maturities of long-term debt and its weighted-average interest rates.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  In March 2005, we purchased two interest rate cap contracts for a cost of $0.6 million. In April 2007, we purchased two interest rate cap contracts for a cost of $0.6 million, which set a maximum three-month LIBOR base rate of 5.35% on $50 million and matured in April 2012. In April 2008, we exchanged the two interest rate cap contracts purchased in 2007 for an interest rate cap contract, which set a maximum three-month LIBOR base rate of 4.56% on $25 million and matures in April 2012.  The cost basis of the new contract is $0.2 million based on the estimated fair value of the two contracts (which was also the carrying value at the time of the exchange) surrendered in accordance with Accounting Principle Board Opinion No. 29, as amended. In April 2008, we entered into an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2008, the fair values of these contracts were $1.1 million.

At June 30, 2008 and December 31, 2007, our debt’s estimated fair value exceeded the carrying value by approximately $1.0 and $2.0 million, respectively.

Item 4. Controls and Procedures

As previously reported in our Form 10-K for the year ended December 31, 2007, in our Form 10-Q for the quarterly period end March 31, 2008 and at June 30, 2008, we have identified one significant deficiency in our disclosure controls and procedures relating to controls over electronic spreadsheets. To mitigate this lack of controls over spreadsheets, we implemented additional review and approval procedures over these spreadsheets. In evaluating the effectiveness of our disclosure controls and procedures at June 30, 2008 as discussed below, management considered these mitigating controls and controls involving financial review procedures.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	management’s strategy to increase production capacity to reduce backlogs and lead times to more acceptable levels;
•	there may be some contraction in new projects relating the Climate Control Business;
•	continued volatility in material costs, especially for copper, steel and aluminum and components that include those metals;
•	the customer will either meet the volume requirements or pay liquidated damages, pursuant to the terms of the agreement;
•
Bayer’s desire to exercise the purchase option, pay the fixed price purchase option amount, and take title to certain assets at the Baytown Facility while retaining EDNC to manage and operate the Baytown Facility;

•	fully utilizing the federal NOL carryforwards in 2008 and begin recognizing and paying federal income taxes at regular corporate tax rates;
•	the amount for Turnaround costs during the remainder of 2008;
•	activating operatins at the Pryor Facility;
•	the amount to activate the Pryor Facility and the source of its funding;
•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;
•	shipping substantially all of our June 30, 2008 backlog within twelve months;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	the new product lines in the Climate Control Business have good long-term prospects;
•	our Working Capital Revolver Loan is available to fund operations;
•	not paying cash dividends on our outstanding common stock in the foreseeable future;
•	ability to meet all required financial covenant tests for the remainder of 2008 under our loan agreements;
•	having adequate cash to satisfy our cash requirements as they become due in 2008;
•	the change in the suspension agreement may result in a substantial increase in the volume of Russian ammonium nitrate imported into the United States;

•	our seasonal products in our Chemical Business; and
•	capital expenditures and the amounts thereof including the amounts relating to the sulfuric acid plant’s air emissions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures,
•	material increases in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	modifications to or termination of the suspension agreement between the United States and Russia,
•	activating operations at the Pryor Facility is subject to obtaining a customer to purchase and distribute a majority of its production and obtaining necessary permits;
•	inability to obtain necessary raw materials and
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2007 and in Item I of Part II of our Form 10-Q for the quarter ended March 31, 2008, except for the following material developments to such proceedings that occurred during the second quarter of 2008:

El Dorado Chemical Company – Ingersoll-Rand Company

In 2005, EDC sued the general partners of Dresser Rand Company, Ingersoll-Rand Company and DR Holdings Corp., and an individual employee of Dresser Rand Company, in connection with its faulty repair of a hot gas expander of one of EDC’s nitric acid plants. As a result of defects in the repair, on October 8, 2004, the hot gas expander failed, leading to a fire at the nitric acid plant. The lawsuit was styled El Dorado Chemical Company, et al v. Ingersoll-Rand Company (NJ), et al. in the Union County Arkansas Circuit Court.  A trial was held in October 2006 resulting in a jury verdict awarding EDC approximately $9.8 million in damages. During April, 2008, the Arkansas Supreme Court affirmed the award granted to EDC by the lower court, which judgment, including interest, totals approximately $11.2 million. During June 2008, we received payment of the judgment of approximately $11.2 million from which we paid attorney fees of approximately $3.6 million.  Payment of attorney fees was contingent upon the cash receipt of the judgment.

The Jayhawk Group and University of Kansas Matter

During July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. Jayhawk Capital Management, L.L.C., and certain of its affiliates (the “Jayhawk Group”), a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4.0 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption and that it should have been able to tender all of its preferred shares under the tender offer notwithstanding an agreement between the Jayhawk Group and us that the Jayhawk Group would tender only one-half of its preferred shares. The general counsel of the Jayhawk Group orally offered to settle all claims against us in return for a payment of $100,000, representing the approximate legal fees the Jayhawk Group alleged it had incurred investigating these claims. Through counsel, we agreed to the settlement offer. After we agreed to the settlement offer verbally and by e-mail, the Jayhawk Group’s general counsel purported to withdraw the settlement offer and asserted the Jayhawk Group was not bound by any settlement agreement. We believe the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable, and we further believe that the settlement agreement is binding on the Jayhawk Group.

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund (“KU”) filed a lawsuit against us in the U.S. District Court, for the District of Kansas at Kansas City, styled The KU Endowment Charitable Gift Fund vs. LSB Industries, Inc., Case No. 08-CV-2066.  KU alleges that we improperly refused to accept 11,200 shares of Series 2 Preferred, which KU received as a gift from the controlling party of the Jayhawk Group, in our issuer exchange tender offer.  Under the issuer exchange tender offer, we offered to exchange each outstanding share of Series 2 Preferred for 7.4 shares of our common stock and a waiver of all dividends in arrears, except for certain shares of Series 2 Preferred owned by the Jayhawk Group, as defined below under “The Jayhawk Group”, (including its controlling party, Kent McCarthy) and the Golsen Group pursuant to an agreement entered into between us and the Jayhawk Group.  The gift to KU by the controlling party of the Jayhawk Group was made after the announcement of the issuer exchange tender offer, and it is our position, among other things, that the tender of the shares given as a gift was made contrary to the agreement between us and the Jayhawk Group and contrary to the terms of our issuer exchange tender offer.  KU alleged, among other things, that it suffered losses because it was required to convert the 11,200 shares of Series 2 Preferred pursuant to the conversion terms of the Series 2 Preferred, which was 4.3 shares of our common stock for each share of Series 2 Preferred, and that the conversion was less favorable than the terms of issuer exchange tender offer.  KU alleged that the refusal to accept the 11,200 shares of Series 2 Preferred was in violation of §14(d) of the 1934 Act, a violation of §10b and Rule 10b-5 and §18 of the 1934 Act, the Kansas Uniform Securities Act and common law fraud.  Our insurance carrier under our Executive Organization Liability Insurance Policy Including Securities Liability has agreed to defend this matter under a reservation of rights, subject to a $250,000 self-insurance retention for securities matters. During June 2008, we entered into an agreement in principal with KU to settle this matter for payment of $200,000 upon the parties entering into a definitive settlement agreement which are currently being prepared.

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

During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter.  All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us.  We submitted a written response to the SEC in connection with the Wells Notice.  In addition, the SEC has also made assertions against our principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil and/or administrative proceedings against him.  Our principal accounting officer has also submitted to the SEC and senior staff a written response to the Wells Notice. Effective August 15, 2008, our current principal accounting officer resigned that position but will remain with the Company as a senior vice president.

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company (“MEI”), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. (“Summit”), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was one of our subsidiaries. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was also one of our subsidiaries.  The complaint was styled as Cromus, as assignee of Masinexportimport Industrial Group, S.A. v. Summit, et al., Index No. 114890107 (NY Sup.Ct, NY Co.).  The complaint also seeks $1,000,000 from us and Summit for failure to purchase certain equipment and $1,000,000 in punitive damages.  During May, 2008, the court dismissed the complaint against us, our subsidiaries and our officers (including our chief executive officer).  Cromus has appealed the dismissal.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2007 and in Item I of Part II of our Form 10-Q for the quarter ended March 31, 2008, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in these reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended June 30, 2008, we issued the following unregistered equity securities:

During April 2008, we issued 100,000 shares of common stock to Claude Rappaport, a son-in-law of our Chief Executive Officer and a brother-in-law of our President, upon the exercise of two non-qualified stock option agreements, each dated July 20, 2000, with 40,000 shares issued at the cash exercise price of $1.25, and 60,000 shares issued at the cash exercise price of $1.375 per share.  We issued the shares pursuant to the exemption from the registration of securities afforded by Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.  The purchaser agreed that the shares would be subject to the standard restrictions applicable to a private placement of securities under applicable state and federal securities laws, and appropriate legends were affixed to the share certificate issued to the purchaser.  No commissions or other remuneration was paid for these issuances.   The proceeds of $132,500 were used for general working capital purposes.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At our 2008 Annual Meeting of Shareholders held on June 5, 2008 (the “Annual Meeting”), the following nominees to our Board of Directors were elected as directors:

Name	Number of Shares "For"	Number of Shares "Against" or "Withhold Authority"
Raymond B. Ackerman	17,655,113	2,516,520
Bernard G. Ille	17,658,187	2,513,446
Donald W. Munson	18,963,313	1,208,320
Ronald V. Perry	19,020,192	1,151,441
Tony M. Shelby	18,284,890	1,886,743

Messrs. Ackerman, Ille, Munson, Perry, and Shelby had been serving on our Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Robert C. Brown M.D., Charles A. Burtch, Robert A. Butkin, Barry H. Golsen, J.D., Jack E. Golsen, David R. Goss, Horace G. Rhodes, and John A. Shelley.

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as our independent auditors for 2008, as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions and Broker Non- Votes
20,126,865	33,732	11,036

At the Annual Meeting, the 2008 Stock Incentive Plan was approved as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions and Broker Non- Votes
12,062,277	4,487,664	3,621,692

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	2008 Incentive Stock Plan, which the Company hereby incorporates by reference from Exhibit A to the Company’s Proxy Statement, dated May 5, 2008 for the Annual Meeting of Stockholders.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th  day of August 2008.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones
Jim D. Jones Senior Vice President, Corporate Controller and Treasurer (Principal Accounting Officer)