Form 10-Q
period 2008-09-30
LSB INDUSTRIES INC
filed 2008-11-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (9-30-2008)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant's voting common stock, as of October 31, 2008 was 21,299,652 shares, excluding 3,648,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2008 is unaudited)

September 30, 2008	December 31, 2007
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$47,478	$58,224
Restricted cash	276	203
Accounts receivable, net	106,348	70,577
Inventories:
Finished goods	38,888	28,177
Work in process	3,526	3,569
Raw materials	32,031	25,130
Total inventories	74,445	56,876
Supplies, prepaid items and other:
Prepaid insurance	927	3,350
Prepaid income taxes	1,535	-
Precious metals	14,400	10,935
Supplies	4,371	3,849
Other	1,619	1,464
Total supplies, prepaid items and other	22,852	19,598
Deferred income taxes	5,877	10,030
Total current assets	257,276	215,508

Property, plant and equipment, net	95,952	79,692

Other assets:
Debt issuance and other debt-related costs, net	4,233	4,639
Investment in affiliate	3,568	3,426
Goodwill	1,724	1,724
Other, net	2,613	2,565
Total other assets	12,138	12,354
	$365,366	$307,554

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2008 is unaudited)

September 30, 2008	December 31, 2007
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$55,190	$39,060
Short-term financing and drafts payable	-	919
Accrued and other liabilities	44,193	38,942
Current portion of long-term debt	1,495	1,043
Total current liabilities	100,878	79,964

Long-term debt	122,032	121,064

Noncurrent accrued and other liabilities:
Deferred income taxes	5,601	5,330
Other	8,343	6,913
	13,944	12,243

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,898,170 shares issued (24,466,506 at December 31, 2007)	2,490	2,447
Capital in excess of par value	128,056	123,336
Accumulated other comprehensive loss	(193)	(411)
Retained earnings (accumulated deficit)	16,232	(16,437)
	149,585	111,935
Less treasury stock at cost:
Common stock, 3,648,518 shares (3,448,518 at December 31, 2007)	21,073	17,652
Total stockholders' equity	128,512	94,283
	$365,366	$307,554

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2008 and 2007

Nine Months	Three Months
2008	2007	2008	2007
(In Thousands, Except Per Share Amounts)
Net sales	$569,427	$451,754	$210,920	$147,613
Cost of sales	456,760	349,873	179,751	112,441
Gross profit	112,667	101,881	31,169	35,172

Selling, general and administrative expense	62,633	55,821	22,411	18,827
Provisions for (recovery of) losses on accounts receivable	159	874	(133)	253
Other expense	946	853	289	335
Other income	(8,417)	(3,440)	(88)	(3,340)
Operating income	57,346	47,773	8,690	19,097

Interest expense	6,363	8,062	2,643	3,482
Non-operating other income, net	(1,125)	(605)	(263)	(532)
Income from continuing operations before provisions (benefits) for income taxes and equity in earnings of affiliate	52,108	40,316	6,310	16,147
Provisions (benefits) for income taxes	19,817	(1,017)	2,388	(1,549)
Equity in earnings of affiliate	(697)	(654)	(235)	(223)
Income from continuing operations	32,988	41,987	4,157	17,919

Net loss (income) from discontinued operations	13	(348)	(4)	(377)
Net income	32,975	42,335	4,161	18,296

Dividends, dividend requirements and stock dividend on preferred stocks	306	5,608	-	203
Net income applicable to common stock	$32,669	$36,727	$4,161	$18,093

Weighted-average common shares:
Basic	21,156	19,150	21,237	20,220

Diluted	24,884	22,990	22,654	25,072

Income per common share:
Basic:
Income from continuing operations	$1.54	$1.90	$.20	$.87
Net income (loss) from discontinued operations	-	.02	-	.02
Net income	$1.54	$1.92	$.20	$.89

Diluted:
Income from continuing operations	$1.40	$1.65	$.18	$.75
Net income (loss) from discontinued operations	-	.02	-	.02
Net income	$1.40	$1.67	$.18	$.77

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2008

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$(17,652)	$94,283

Net income						32,975		32,975
Amortization of cash flow hedge					218			218
Total comprehensive income								33,193
Dividends paid on preferred stock						(306)		(306)
Stock-based compensation				577				577
Exercise of stock options	430		43	728				771
Income tax benefit from exercise of stock options				3,412				3,412
Acquisition of 200,000 shares of common stock							(3,421)	(3,421)
Conversion of shares of redeemable preferred stock to common stock	1			3				3
Balance at September 30, 2008	24,898	$3,000	$2,490	$128,056	$(193)	$16,232	$(21,073)	$128,512

(See accompanying notes)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing operating activities:
Net income	$32,975	$42,335
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss (income) from discontinued operations	13	(348)
Deferred income taxes	4,424	(3,150)
Gain on litigation judgment associated with property, plant and equipment	(3,943)	-
Loss on sales of property and equipment	130	446
Depreciation of property, plant and equipment	9,784	9,201
Amortization	914	841
Stock-based compensation	577	228
Provisions for losses on accounts receivable	159	874
Provision for (realization of) losses on inventory	400	(360)
Provisions for impairment of long-lived assets	192	250
Realization of losses on firm sales commitments	-	(328)
Equity in earnings of affiliate	(697)	(654)
Distributions received from affiliate	555	570
Changes in fair value of commodities contracts	4,931	(133)
Changes in fair value of interest rate contracts	(237)	241
Other	-	(8)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(36,043)	(20,656)
Inventories	(17,969)	(1,587)
Other supplies and prepaid items	(3,254)	(2,541)
Accounts payable	14,410	(3,849)
Customer deposits	(269)	(233)
Deferred rent expense	(2,909)	(2,423)
Other current and noncurrent liabilities	5,178	7,889
Net cash provided by continuing operating activities	9,321	26,605

Cash flows from continuing investing activities:
Capital expenditures	(22,693)	(10,300)
Proceeds from litigation judgment associated with property, plant and equipment	5,948	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	(1,884)	-
Proceeds from sales of property and equipment	63	192
Proceeds from (deposits of) restricted cash	(73)	3,651
Purchase of interest rate cap contracts	-	(621)
Other assets	(305)	(70)
Net cash used by continuing investing activities	(18,944)	(7,148)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2008 and 2007

2008	2007
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$475,372	$381,835
Payments on revolving debt facilities	(475,372)	(408,242)
Proceeds from 5.5% convertible debentures, net of fees	-	56,985
Proceeds from other long-term debt, net of fees	-	2,424
Payments on other long-term debt	(524)	(7,629)
Payments of debt issuance costs	-	(143)
Proceeds from short-term financing and drafts payable	-	56
Payments on short-term financing and drafts payable	(919)	(2,909)
Proceeds from exercise of stock options	771	1,112
Acquisition of common stock	(3,421)	-
Excess income tax benefit on stock options exercised	3,412	-
Dividends paid on preferred stock	(306)	(2,934)
Acquisition of non-redeemable preferred stock	-	(1,292)
Net cash provided (used) by continuing financing activities	(987)	19,263

Cash flows of discontinued operations:
Operating cash flows	(136)	(106)
Net increase (decrease) in cash and cash equivalents	(10,746)	38,614

Cash and cash equivalents at beginning of period	58,224	2,255
Cash and cash equivalents at end of period	$47,478	$40,869

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$16,814	$1,399

Noncash investing and financing activities:

Accounts payable and other long-term debt associated with purchases of property, plant and equipment	$4,009	$2,203
Debt issuance costs	$-	$3,026
Debt issuance costs associated with 7% convertible debentures converted to common stock	$-	$266
7% convertible debentures converted to common stock	$-	$4,000
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit	$-	$27,593

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2008 and for the nine and three-month periods ended September 30, 2008 and 2007 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 will become effective for the Company beginning in the first quarter of 2009. We have not yet

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Recently Issued Accounting Pronouncements (continued)

determined if the adoption of FSP 157-2 will significantly impact our consolidated financial statements and disclosures.

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

Note 3: Accounts Receivable

September 30, 2008	December 31, 2007
(In Thousands)
Trade receivables	$105,646	$68,234
Insurance claims	174	2,469
Other	1,099	1,182
	106,919	71,885
Allowance for doubtful accounts	(571)	(1,308)
	$106,348	$70,577

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At September 30, 2008 and December 31, 2007, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $544,000 and $460,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $191,000 and $13,000, at September 30, 2008 and December 31, 2007, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Balance at beginning of period	$473	$1,255	$583	$847
Provisions for (realization of) losses	400	(360)	216	(15)
Write-offs/disposals	(138)	(327)	(64)	(264)
Balance at end of period	$735	$568	$735	$568

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

Precious metals expense, net, consists of the following:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Precious metals expense	$6,209	$4,779	$1,855	$1,665
Recoveries of precious metals	(1,343)	(1,233)	(551)	-
Gains on sales of precious metals	-	(1,876)	-	(1,387)
Precious metals expense, net	$4,866	$1,670	$1,304	$278

Precious metals expense is included in cost of sales (recoveries and gains on sales of precious metals are reductions to cost of sales) in the accompanying condensed consolidated statements of income.

Note 6: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of September 30, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation (“FIN”) 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Changes in our product warranty obligation are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Balance at beginning of period	$1,944	$1,251	$2,278	$1,521
Add: Charged to costs and expenses	3,406	2,097	1,119	762
Deduct: Costs and expenses incurred	(3,032)	(1,838)	(1,079)	(773)
Balance at end of period	$2,318	$1,510	$2,318	$1,510

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8: Current and Noncurrent Accrued and Other Liabilities

September 30, 2008	December 31, 2007
(In Thousands)
Customer deposits	$9,256	$9,525
Accrued payroll and benefits	7,363	5,362
Deferred income taxes	5,601	5,330
Fair value of derivatives	5,060	172
Deferred revenue on extended warranty contracts	3,901	3,387
Accrued precious metals costs	2,669	1,359
Accrued death benefits	2,525	2,051
Accrued contractual manufacturing obligations	2,467	1,548
Accrued commissions	2,429	2,256
Accrued warranty costs	2,318	1,944
Accrued insurance	2,032	2,975
Accrued property and franchise taxes	1,944	707
Accrued interest	1,722	1,056
Accrued income taxes	1,241	4,540
Deferred rent expense	1,391	4,300
Billings in excess of costs and estimated earnings on uncompleted contracts	1,350	62
Accrued executive benefits	989	1,040
Other	3,879	3,571
	58,137	51,185
Less noncurrent portion	13,944	12,243
Current portion of accrued and other liabilities	$44,193	$38,942

Note 9: Long-Term Debt

September 30,	December 31,
2008	2007
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	60,000	60,000
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.71%, most of which is secured by machinery, equipment and real estate	13,527	12,107
	123,527	122,107
Less current portion of long-term debt	1,495	1,043
Long-term debt due after one year	$122,032	$121,064

(A)  ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

(generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75%. The interest rate at September 30, 2008 was 5.50%. Interest is paid monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At September 30, 2008, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.5 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $230 million at September 30, 2008.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2008. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender, to:

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

We have used a portion of the net proceeds to redeem our remaining outstanding shares of Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”); to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”) and Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”), all of which were owned by an affiliate; and the balance to initially reduce the outstanding borrowings under the Working Capital Revolver Loan. In addition, we have currently invested a portion of the net proceeds in U.S. Treasury obligations (cash equivalents).  We intend to use the remaining portion of the net proceeds for certain discretionary capital expenditures and general working capital purposes.

In conjunction with the 2007 Debentures, we entered into a Registration Rights Agreement with the QIBs. In connection with the Registration Rights Agreement, we filed a post-effective amendment No. 1, to our previously filed registration statement, which amendment was declared effective by the SEC on April 21, 2008.

(C)  ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at September 30, 2008 was 5.79%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas and Cherokee, Alabama chemical production facilities. The carrying value of the pledged assets is approximately $58 million at September 30, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $72 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2008.

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

We are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules which support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ and the El Dorado Facility have entered into a consent administration order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. As of September 30, 2008, the ADEQ has not issued the revised permit.

In addition, the El Dorado Facility has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. A new CAO to address the shallow groundwater contamination became effective on November 16, 2006 and requires the evaluation of the current conditions and remediation based upon a risk assessment. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. As an interim measure, the El Dorado Facility has installed two recovery wells to recycle groundwater and to recover nitrates. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2008.

2.      Air Matters

In December 2006, the El Dorado Facility entered into a new CAO (“2006 CAO”) with the ADEQ to resolve a problem with ammonia emissions from certain nitric acid units. The catalyst suppliers had represented the volume of ammonia emissions anticipated. The representation was the basis for the permitted emission limit, but the representation of the catalyst suppliers was not accurate. Under the 2006 CAO, the ADEQ allowed the El Dorado Facility to re-evaluate the catalyst performance and required the El Dorado Facility to submit a permit modification with the appropriate ammonia limits. The permit modification was submitted to ADEQ on June 11, 2007.  An air permit modification was issued on August 26, 2008, which sets new limits for ammonia for the nitric acid units and requires compliance testing to be performed no later than February 21, 2009.  Based on a previous study, the nitric acid units can meet these new limits.  As a result of the air permit modification, continuous monitoring and monthly reporting of ammonia for these nitric acid units is no longer required.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

In December 2002, Slurry and Universal Tech Corporation (“UTeC”), both subsidiaries within our Chemical Business, sold substantially all of their operating assets but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, UTeC leased the real property to the buyer under a triple net long-term lease agreement. However, Slurry retained the obligation to be responsible for, and perform the activities under, the Slurry Consent Order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the Slurry Consent Order subject to reallocation.

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

At September 30, 2008, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $132,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $69,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiff asserts claims based upon negligence, strict liability, breach of implied warranties, and the Illinois Consumer Fraud and Deceptive Business Practices Act.  Climate Master has timely filed its pleadings to remove this action to federal court. Climate Master has also filed its answer denying the plaintiff’s claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. Several of our insurers have denied coverage and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. The policies associated with insurers that have not declined coverage in this matter have deductible amounts ranging from $100,000 to $250,000. The Company intends to vigorously defend Climate Master in connection with this matter. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at September 30, 2008.

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

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company (“MEI”), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. (“Summit”), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was one of our subsidiaries. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was also one of our subsidiaries. The complaint also seeks $1,000,000 from us and Summit for failure to purchase certain equipment and $1,000,000 in punitive damages. During May 2008, the court dismissed the complaint against us and our subsidiaries and our officers (including our Chief Executive Officer). Cromus has appealed this dismissal against our subsidiaries and our officers but did not appeal the dismissal against us. Cromus must perfect its appeal not later than April 1, 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

The Jayhawk Group

During July 2007, we mailed to all holders of record of our Series 2 Preferred a notice of redemption of all of the outstanding shares of Series 2 Preferred. The redemption of our Series 2 Preferred was completed on August 27, 2007, the redemption date. The terms of the Series 2 Preferred required that for each share of Series 2 Preferred so redeemed, we would pay, in cash, a redemption price equal to $50.00 plus $26.25 representing dividends in arrears thereon pro-rata to the date of redemption. There were 193,295 shares of Series 2 Preferred outstanding, net of treasury stock, as of the date the notice of redemption was mailed.  Pursuant to the terms of the Series 2 Preferred, the holders of the Series 2 Preferred could convert each share into 4.329 shares of our common stock. If a holder of the Series 2 Preferred elected to convert his, her or its shares into our common stock pursuant to its terms, the Certificate of Designations for the Series 2 Preferred provided, and it is our position, that the holder that so converts would not be entitled to receive payment of any dividends in arrears on the shares so converted. Jayhawk Capital Management, L.L.C., and certain of its affiliates (the “Jayhawk Group”), a former affiliate of ours, converted 155,012 shares of Series 2 Preferred into 671,046 shares of common stock. The Jayhawk Group has advised us that it may bring legal action against us for all dividends in arrears (approximately $4.0 million) on the shares of Series 2 Preferred that it converted after receipt of the notice of redemption and that it should have been able to tender all of its preferred shares under the tender offer notwithstanding an agreement between the Jayhawk Group and us that the Jayhawk Group would tender only approximately one-half of its preferred shares.  The general counsel of the Jayhawk Group orally offered to settle all claims against us in return for a payment of $100,000, representing the approximate legal fees the Jayhawk Group alleged it had incurred investigating these claims.  Through counsel, we agreed to the settlement offer.  After we agreed to the settlement offer verbally and by e-mail, the Jayhawk Group’s general counsel purported to withdraw the settlement offer and asserted the Jayhawk Group was not bound by any settlement agreement.  We believe the likelihood that the Jayhawk Group may recover the dividends in arrears is not probable, and we further believe that the settlement agreement is binding on the Jayhawk Group. As a result, a liability of $100,000 has been established at September 30, 2008.

Securities and Exchange Commission

We have previously disclosed that the Securities and Exchange Commission (“SEC”) was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. During May 2008, we made a written submission to the senior staff of the SEC, and we have had discussions with the senior staff after such submission. The staff has indicated that it is still their intention to recommend to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

the SEC to bring a civil injunction action against us and seek authority from the SEC to file such action. In addition, the SEC has also made assertions against our former principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil proceedings against him. The former principal accounting officer resigned as principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president in charge of lending compliance and cash management and will be involved in our banking relationships, acquisitions and corporate planning. We are currently in discussions with the staff of the SEC regarding the settlement of this matter. There are no assurances this matter will be settled.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

Note 11: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS 133, which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At September 30, 2008 and December 31, 2007, accumulated other comprehensive loss consisted of the remaining deferred cost of $193,000 and $411,000, respectively. The amount amortized to operations was $218,000 for each of the nine months ended September 30, 2008 and 2007 and $129,000 and $73,000 for the three months ended September 30, 2008 and 2007, respectively. The associated income tax benefits were minimal in 2008 and there were no income tax benefits allocated to these expenses in 2007.

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts and foreign currency contracts as discussed below. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000, which set a maximum three-month LIBOR base rate of 5.35% on $50 million. In April 2008, we exchanged the two interest rate cap contracts purchased in 2007 for an interest rate cap contract (“2008 Interest Rate Cap Contract”), which sets a maximum three-month LIBOR base rate of 4.56% on $25 million.  The cost basis of the 2008 Interest Rate Cap Contract was $239,000 based on the estimated fair value of the two contracts surrendered (which was also the carrying value at the time of the exchange) in accordance with Accounting Principle Board Opinion No. 29, as amended (“APB 29”).  In April 2008, we also entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012.  In September 2008, we exchanged the 2008 Interest Rate Cap Contract for an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. The cost basis of the new interest rate swap is $354,000 based on the estimated fair value of the 2008 Interest Rate Cap Contract surrendered (which was also the carrying value at the time of the exchange) in accordance with APB 29.

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2008 and December 31, 2007, the fair values of these contracts were $663,000 and $426,000, respectively, and are included in other assets in the accompanying consolidated balance sheets. For the nine months ended September 30, 2008, we recognized a gain of $209,000 and a loss of $64,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2008 and 2007, we recognized losses of $499,000 and $488,000, respectively.  In addition, the cash used to purchase these contracts is included in cash flows from continuing investing activities.

Commodities Futures/Forward Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2008 and December 31, 2007, the fair value of these contracts was $4,931,000 and $172,000 and is included in current and noncurrent accrued and other liabilities. Pursuant to the terms of these contracts, the fair values are classified as current or noncurrent liabilities in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2008 and 2007, we recognized losses of $3,766,000 and $456,000, respectively, and for the three months ended September 30, 2008 and 2007, we recognized losses of $8,254,000 and $480,000, respectively, on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Foreign Currency Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. During 2008 as part of our foreign currency risk management, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through December 2008.  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2008, the fair value of these contracts (unrealized loss) was $129,000 and is included in accrued and other liabilities in the accompanying consolidated balance sheet (none at December 31, 2007). For the nine and three-month periods ended September 30, 2008, we recognized losses of $172,000 and $137,000, respectively, (none in 2007) on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets and liabilities at September 30, 2008 that are measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2008 Using

Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
(In Thousands)
Assets:
Interest rate contracts	$663	$-	$663

Liabilities:
Commodities futures/forward contracts	$4,931	$246	$4,685
Foreign currency contracts	129	-	129
Total	$5,060	$246	$4,814

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized gains (losses) included in earnings and the income statement classification are as follows:

Nine Months Ended September 30, 2008	Three Months Ended September 30, 2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales	$(3,938)	$(8,391)
Interest expense	209	(499)
	$(3,729)	$(8,890)

Change in unrealized gains and losses relating to contracts still held at September 30, 2008:
Cost of sales	$(5,060)	$(5,514)
Interest expense	275	(361)
	$(4,785)	$(5,875)

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

As of September 30, 2008, no awards have been granted under the 2008 Plan; however, see discussion in Note 18-Subsequent Events.

Note 13: Income Per Common Share   Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends, dividend requirements and the stock dividend. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each period.

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

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the nine months ended September 30, 2008,
•	we acquired 200,000 shares of our common stock;
•	we issued 430,304 shares of our common stock as the result of the exercise of stock options; and
•
we paid cash dividends on our Series B Preferred, Series D Preferred and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $6,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Income Per Common Share  (continued)

During the nine months ended September 30, 2007,
•	we sold $60 million of the 2007 Debentures;
•	$4,000,000 of the 7% Convertible Senior Subordinated Debentures (the “2006 Debentures”) was converted into 564,789 shares of common stock;
•	we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 Preferred that were tendered pursuant to a tender offer;
•	we redeemed 25,820 shares of our Series 2 Preferred and issued 724,993 shares of common stock for 167,475 shares of our Series 2 Preferred;
•	we received shareholders’ approval in granting 450,000 shares of non-qualified stock options;
•	we issued 291,100 shares of our common stock as the result of the exercise of stock options;
•	we paid cash dividends of approximately $678,000 on the shares of Series 2 Preferred we redeemed as discussed above; and
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $1,890,000, $360,000 and $6,000, respectively.

At September 30, 2008, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

                                                                                                                      (Dollars In Thousands, Except Per Share Amounts)

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
Numerator:
Net income	$32,975	$42,335	$4,161	$18,296
Dividends and dividend requirements on Series B Preferred	(240)	(240)	-	(120)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer or redemption in 2007	-	(272)	-	-
Dividends and dividend requirements on shares of Series 2 Preferred redeemed in 2007	-	(59)	-	(17)
Stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007(1)	-	(4,971)	-	-
Dividends on Series D Preferred	(60)	(60)	-	(60)
Dividends on Noncumulative Preferred	(6)	(6)	-	(6)
Total dividends, dividend requirements and stock dividend on preferred stock	(306)	(5,608)	-	(203)
Numerator for basic net income per common share - net income applicable to common stock	32,669	36,727	4,161	18,093
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	306	637	-	203
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	1,805	1,007	-	924
Numerator for diluted net income per common share	$34,780	$38,371	$4,161	$19,220

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,155,724	19,150,030	21,237,268	20,220,419
Effect of dilutive securities:
Convertible notes payable	2,188,000	870,725	4,000	2,188,000
Convertible preferred stock	938,999	1,657,335	939,286	1,414,784
Stock options	600,917	1,222,133	473,882	1,154,480
Warrants	-	90,241	-	94,209
Dilutive potential common shares	3,727,916	3,840,434	1,417,168	4,851,473
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	24,883,640	22,990,464	22,654,436	25,071,892

Basic net income per common share	$1.54	$1.92	$.20	$.89

Diluted net income per common share	$1.40	$1.67	$.18	$.77

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

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
Stock options	425,000	177,747	425,000	444,293
Convertible notes payable	-	-	2,184,000	-
Series 2 Preferred pursuant to tender offer in 2007 (2)	-	348,120	-	-
	425,000	525,867	2,609,000	444,293

(2) In accordance with EITF Topic No. D-53, the shares associated with the tender offer in 2007 were considered separately from other convertible shares of securities in computing net income per common share for the nine and three months ended September 30, 2007.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14:  Income Taxes   Provisions (benefits) for income taxes are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Current:
Federal	$13,641	$1,550	$2,121	$1,104
State	1,752	583	28	497
Total Current	$15,393	$2,133	$2,149	$1,601

Deferred:
Federal	$3,927	$(2,827)	$388	$(2,827)
State	497	(323)	(149)	(323)
Total Deferred	4,424	(3,150)	239	(3,150)
Provisions (benefits) for income taxes	$19,817	$(1,017)	$2,388	$(1,549)

For the nine and three months ended September 30, 2008, the current provision for federal income taxes of approximately $13.6 million and $2.1 million, respectively, includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For the nine and three months ended September 30, 2007, the current provision for federal income taxes of approximately $1.6 million and $1.1 million, respectively, includes alternative minimum income tax (“AMT”).  The current provision for state income taxes in 2008 includes provisions for jurisdictions not previously recognized (See discussion of FIN 48 below).  The 2008 current state income tax provision also anticipates the utilization of remaining net operating loss (“NOL”) carryforwards in certain states. At December 31, 2007, we had minimal federal and state NOL carryforwards and we anticipate utilizing substantially all of these NOL carryforwards during 2008 and have accrued income taxes at regular corporate tax rates. Our overall effective tax rate in 2008 is reduced by permanent tax differences.

For the nine and three months ended September 30, 2007, the benefit for deferred taxes of approximately $3.2 million results from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million. We account for income taxes under the provisions of SFAS 109 which requires recognition of future tax benefits (NOL carryforwards and other temporary differences) subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, SFAS 109 requires that all negative and positive evidence be considered (with more weight given to evidence that is “objective and verifiable”) in making the determination.  Prior to September 30, 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences. Prior to September 30, 2007, management considered certain negative evidence in determining that it was “more-likely-than-not” that the net deferred tax assets would not be utilized in the foreseeable future, thus a valuation allowance was required. The negative evidence considered primarily included our history of losses, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income to utilize these NOL carryforwards.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14:  Income Taxes (continued)

As the result of improving financial results during the third quarter of 2007 including some unusual transactions (settlement of pending litigation and insurance recovery of business interruption claim) and our expectation of generating taxable income in the future, we determined in the third quarter of 2007 that there was sufficient objective and verifiable evidence to conclude that it was more-likely-than-not that we would be able to realize the net deferred tax assets. As a result, we reversed the valuation allowances as a benefit for income taxes and recognized deferred tax assets and deferred tax liabilities.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value and the exercise price of the NSOs as compensation expense in determining taxable income. Under SFAS 109, income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction for the nine months ended September 30, 2008 to be recognized in our 2008 income tax return will exceed the related stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $3,412,000 is accounted for as an increase in capital in excess of par value for the nine months ended September 30, 2008.

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

We believe that we do not have any material uncertain tax positions that meet the FIN 48 more likely than not recognition criteria other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility. We had approximately $1,241,000 and $1,617,000 accrued for uncertain tax liabilities at September 30, 2008 and December 31, 2007, respectively, which are included in accrued and other liabilities in the accompanying condensed consolidated balance sheets.

We plan to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2008. Therefore, we anticipate that the total amounts of unrecognized tax benefits will decrease by approximately $911,000 by December 31, 2008 as a result of state tax payments made as part of the voluntary disclosure agreement process or other resolutions.

We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2005-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Other Expense, Other Income and Non-Operating Other Income, net

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Other expense:
Potential litigation settlements	$367	$-	$-	$-
Impairments of long-lived assets (1)	192	250	-	250
Income tax related penalties	176	7	175	-
Losses on sales and disposals of property and equipment	130	446	48	15
Other miscellaneous expense (2)	81	150	66	70
Total other expense	$946	$853	$289	$335
Other income:
Litigation judgment and settlements (3)	$8,235	$3,272	$-	$3,272
Other miscellaneous income (2)	182	168	88	68
Total other income	$8,417	$3,440	$88	$3,340

Non-operating other income, net:
Interest income	$1,188	$607	$289	$549
Miscellaneous income (2)	10	73	(1)	8
Miscellaneous expense (2)	(73)	(75)	(25)	(25)
Total non-operating other income, net	$1,125	$605	$263	$532

(1)
Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized impairments associated with certain corporate assets during the nine months ended September 30, 2008 and certain equipment associated with our Chemical Business during the nine and three months ended September 30, 2007.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(3)
For the nine months ended September 30, 2008, income from litigation judgment and settlements includes approximately $7.6 million, net of attorneys’ fees, relating to a previously reported litigation judgment involving a subsidiary within our Chemical Business. On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million, from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment.  Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’ fees. These cash flows are included in cash flows from continuing investing activities. In addition, a settlement was reached for $0.4 million for the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Other Expense, Other Income and Non-Operating Other Income, net (continued)

recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations. During the nine and three months ended September 30, 2007, our Chemical Business reached a settlement with Dynegy, Inc. and one of its subsidiaries, relating to a previously reported lawsuit. This settlement of $3.3 million reflects the net proceeds of approximately $2.7 million received by our Cherokee, Alabama facility (the “Cherokee Facility”) and the retention by the Cherokee Facility of a disputed accounts payable amount of approximately $0.6 million.

Note 16: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Net sales:
Climate Control	$230,303	$221,464	$83,354	$75,641
Chemical	329,271	222,394	124,483	69,252
Other	9,853	7,896	3,083	2,720
	$569,427	$451,754	$210,920	$147,613

Gross profit: (1)
Climate Control	$72,346	$65,061	$24,892	$22,433
Chemical (2) (3)	37,181	33,980	5,329	11,738
Other	3,140	2,840	948	1,001
	$112,667	$101,881	$31,169	$35,172

Operating income (loss): (4)
Climate Control	$31,017	$27,875	$9,835	$9,750
Chemical (2) (3) (5)	34,487	27,123	1,860	11,477
General corporate expenses and other business operations, net (6)	(8,158)	(7,225)	(3,005)	(2,130)
	57,346	47,773	8,690	19,097

Interest expense	(6,363)	(8,062)	(2,643)	(3,482)
Non-operating other income (expense), net:
Climate Control	1	2	-	-
Chemical	64	92	-	10
Corporate and other business operations	1,060	511	263	522
Benefits (provisions) for income taxes	(19,817)	1,017	(2,388)	1,549
Equity in earnings of affiliate-Climate Control	697	654	235	223
Income from continuing operations	$32,988	$41,987	$4,157	$17,919

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
As the result of the change in the fair value of our natural gas futures/forward contracts still held at September 30, 2008 and 2007, our Chemical Business recognized unrealized losses of $4,931,000 and $5,391,000 for the nine and three months ended September 30, 2008, respectively, and unrealized losses of $111,000 and $96,000 for the nine and three months ended September 30, 2007, respectively. In addition, during the nine and three months ended September 30, 2008, the Cherokee Facility incurred costs of approximately $5,100,000 as the result of unplanned downtime during the third quarter of 2008. These costs include estimates of lost fixed overhead absorption, repair cost, and losses incurred to purchase anhydrous ammonia to replace lost production in order to meet firm sales commitments. These unrealized losses and costs contributed to a decrease in gross profit and operating income. During the three months ended September 30, 2008, our Chemical Business recognized unrealized gains of $447,000 associated with natural gas forward contracts, which were deferred at June 30, 2008 due to uncertainties involving a sales contract with a customer. These unrealized gains contributed to an increase in gross profit and operating income.

(3)
During the nine months ended September 30, 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $4,866,000 and $1,670,000, respectively. In addition, during the three months ended September 30, 2008 and 2007, the amounts expensed for precious metals, net of recoveries and gains, were $1,304,000 and $278,000, respectively. Also for the nine months ended September 30, 2008 and 2007, we incurred expenses of $1,494,000 and $879,000, respectively, relating to planned major maintenance activities. These net expenses contributed to a decrease in gross profit and operating income. During the nine and three months ended September 30, 2007, we realized insurance recoveries of $1,500,000 relating to a business interruption claim associated with the Cherokee Facility. These recoveries contributed to an increase in gross profit and operating income in 2007.

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

(5)
For the nine-month period ended September 30, 2008, we recognized income of $7,560,000, net of attorneys’ fees, relating to a litigation judgment. For each of the nine and three-month periods ended September 30, 2007, we recognized income of $3,272,000 relating to a litigation settlement.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2008	2007	2008	2007
(In Thousands)
Gross profit-Other	$3,140	$2,840	$948	$1,001
Selling, general and administrative:
Personnel	(5,810)	(5,121)	(1,740)	(1,569)
Professional fees	(3,349)	(2,708)	(1,362)	(941)
Office overhead	(499)	(510)	(122)	(134)
Property, franchise and other taxes	(299)	(232)	(83)	(76)
Advertising	(204)	(189)	(67)	(49)
Shareholders relations	(67)	(147)	(7)	(17)
All other	(1,130)	(1,121)	(428)	(293)
Total selling, general and administrative	(11,358)	(10,028)	(3,809)	(3,079)

Other income	736	47	32	15
Other expense	(676)	(84)	(176)	(67)
Total general corporate expenses and other business operations, net	$(8,158)	$(7,225)	$(3,005)	$(2,130)

Information about our total assets by industry segment is as follows:

September 30, 2008	December 31, 2007
(In Thousands)
Climate Control	$122,316	$102,737
Chemical	173,583	121,864
Corporate assets and other	69,467	82,953
Total assets	$365,366	$307,554

Note 17: Related Party Transactions

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears on the shares of Series 2 Preferred tendered by the Golsen Group. The tender by the Golsen Group was a condition to Jayhawk Group's Agreement to tender shares of Series 2 Preferred in the tender offer as discussed in Note 10-Contingencies.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 17: Related Party Transactions (continued)

After the completion of our March 2007 tender offer relating to the Series 2 Preferred, the Golsen Group held 23,083 shares of Series 2 Preferred. Pursuant to our redemption of the remaining outstanding Series 2 Preferred during August 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1.76 million pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in dividends in arrears pro-rata to the date of redemption.

During October 2008 and during the nine months ended September 30, 2007, the Company and certain of its subsidiaries remodeled their offices and incurred costs of $19,000 and $13,000, respectively, for the replacement of carpet and flooring involving a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.
Cash Dividends

As discussed above, in August 2007, we paid cash dividends to the Golsen Group of approximately $606,000 related to 23,083 shares of Series 2 Preferred redeemed.

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

Note 18: Subsequent Events

Bayer Agreement

On October 23, 2008, El Dorado Nitrogen, L.P. (“EDN”), and EDC, both subsidiaries of the Company, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer MaterialScience, LLC (“Bayer”).  The Bayer Agreement will replace the current Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997 (the “Original Bayer Agreement”), as of June 24, 2009. The Bayer Agreement is for a term of five

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Subsequent Events (continued)

years commencing on June 24, 2009, following the termination of the Original Bayer Agreement.  The Bayer Agreement provides up to five renewal terms of five years each, subject to either party opting against renewal prior to each new renewal period.

Under the terms of the Bayer Agreement, Bayer will purchase from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing facility located in Baytown, Texas (the “Baytown Plant”).  Bayer will also supply ammonia as required for production of nitric acid at the Baytown Plant, in addition to certain utilities, chemical additives and services that are required for such production.  Any surplus nitric acid manufactured at the Baytown Plant that is not required by Bayer may be marketed to third parties by EDN.  The Bayer Agreement provides that Bayer will make certain net monthly payments to EDN which will be sufficient for EDN to recover all of its costs plus a profit.

Pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Plant, except certain assets which will be owned by EDN for use in the production process (the “EDN Assets”).  EDN will continue to be responsible for the maintenance and operation of the Baytown Plant in accordance with the terms of the Bayer Agreement.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment of a termination fee of approximately $6.3 million, plus 1.1 times the then current net book value of the EDN Assets.  In addition, if EDN receives a third-party offer to purchase any voting equity securities of EDN or the assets comprising the EDN Assets that EDN would like to accept, Bayer will have the option to pay the termination fee or the amount of the third party offer and to terminate the Bayer Agreement.

Grant of Stock Options

During October 2008, we granted 303,000 shares of incentive stock options under the 2008 Plan to certain employees who are not executive officers of the Company or members of our disclosure committee.  The exercise price of these options was equal to the market value of our common stock at the date of grant.  These options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  In addition, these options expire in October 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2008 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engages in the manufacturing and selling of a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used in controlling the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.  For the first nine months of 2008, approximately 40% of our consolidated net sales relates to the Climate Control Business.

For the first nine months of 2008, approximately 84% of the sales of the Climate Control Business relates to the commercial construction market, both new and renovation, and approximately 16% relates to the single-family residential geothermal market, both new and renovation.

•
Chemical Business engages in the manufacturing and selling of chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. For the first nine months of 2008, approximately 58% of our consolidated net sales relates to the Chemical Business.

For the first nine months of 2008, approximately 65% of the sales of the Chemical Business relates to the industrial and mining sector.  Most of these sales were made pursuant to contracts and/or pricing arrangements that include raw material feedstock cost of natural gas, anhydrous ammonia and sulfur, as a pass-through component in the sales price. The balance of approximately 35% of sales, relates to the agricultural sector.  These sales were primarily made at the market price in effect, which prices do not necessarily move in tandem with the cost of our raw material feedstocks.

We believe the current global financial conditions will affect customer demand for our products in both the Climate Control and Chemical Businesses.  However, we are unable to predict the potential effect on the future demand from our customers.

In our Climate Control’s commercial markets, the orders received in the third quarter of 2008 were $74.1 million compared to $61.9 million average for the first two quarters of 2008.  We believe there will be contraction in both non-residential, commercial construction and residential construction in general. To date, our sales of geothermal products to the single family residential sector have increased in spite of the downturn in residential construction.  However at this point, we are unable to assess the potential impact on the sales of our products.

To date in our Chemical Business’ industrial sector, the order level has remained relatively steady. However, due to concerns by most industrial companies regarding the outlook for consumer and industrial spending and the effect it will have on sales, our larger industrial chemical customers are reducing inventories. As a result, we expect orders for our industrial products to decline. In our agricultural sector, it is currently difficult to determine the effect of global market conditions that could affect fertilizer demand.  Currently, pricing for urea ammonium nitrate “UAN” and ammonium nitrate “AN” fertilizers are higher than our average selling prices during the first and second quarters of 2008, but have recently dropped from levels experienced during the third quarter of 2008.

Third Quarter of 2008

Our sales for the third quarter of 2008 were $210.9 million compared to $147.6 million for the third quarter of 2007, our operating income was $8.7 million compared to $19.1 million in 2007, and our net income was $4.2 million, after an income tax provision of $2.4 million, compared to net income of $18.3 million, after a benefit for income taxes of $1.5 million, for the third quarter of 2007.

The sales increase of $63.3 million includes an increase of $7.7 million in our Climate Control Business and an increase of $55.2 million in our Chemical Business. Approximately $51.0 million of our Chemical Business’ increase relates to significantly higher selling prices due to higher market prices and to the pass through of the higher costs of raw material feedstocks. As a result of our ability to pass through most raw material cost increases through sales price increases on a significant portion of the sales of our Chemical Business, our Chemical Business was able to maintain a consistent level of gross profit. However, since the increase in sales was primarily a result of increases in raw material costs instead of volume increases, the gross profit as a percent of sales declined significantly. In addition, our Chemical Business recognized other significant unusual loss items in the third quarter of 2008 that negatively affected gross profit as discussed in the table below.

With respect to operating income and net income, there are a number of factors that affect the comparability of the third quarter of 2008 to the third quarter of 2007.  Our Chemical Business’ operating income includes the following significant unusual income (loss) items:

Third Quarter of 2008	Third Quarter of 2007	Effect
	(In Millions)
Unrealized non-cash losses on natural gas contracts (1)	$(4.9)	$-	$(4.9)
Unplanned downtime of Cherokee Facility (2)	(5.1)	-	(5.1)
Other income from litigation settlement	-	3.3	(3.3)
Insurance recoveries of business interruption claims	-	1.5	(1.5)
Total	$(10.0)	$4.8	$(14.8)

(1)
The amount relates to the unrealized losses on our outstanding natural gas contracts at September 30, 2008. These natural gas contracts secure a large portion of the profit margin on significant orders with firm sales prices to be shipped subsequent to September 30, 2008.

(2)
These costs relate to repeated unplanned downtime of the anhydrous ammonia plant at the Cherokee Facility, which reduced production and sales.  Costs include estimates of lost fixed overhead absorption, repair costs, and losses incurred to purchase anhydrous ammonia to replace lost production in order to meet firm sales commitments.

In addition, approximately $4.0 million of UAN shipments scheduled for September 2008 were delayed into October due to out-bound transportation problems caused by Hurricanes Ike and Gustav.

Also, income taxes have a significant effect on the comparability of the third quarter of 2008 compared to the same quarter in 2007. For the third quarter of 2008, we recognized a provision for income taxes of $2.4 million compared to a benefit of $1.5 million for the same period in 2007. During the third quarter of 2008, we recognized current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates. Prior to September 30, 2007, we had valuation allowances in place against the deferred tax assets arising from net operating loss (“NOL”) carry forwards and other temporary differences.  As the result of improving financial results during the third quarter of 2007 including the unusual 2007 transactions shown above and our expectation of generating taxable income in the future, we reversed the valuation allowances and recognized a deferred tax benefit of approximately $3.1 million, partially offset by a provision for current federal and state income taxes of $1.6 million, which resulted in a net benefit of $1.5 million.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continues to do so.

Climate Control’s net sales were approximately $83.4 million compared to $75.6 million for the third quarter of 2007, an increase of $7.7 million or 10.2%. The improvement in net sales relates to a 20.9% increase in geothermal and water source heat pump products, partially offset by an overall 5.0% decline in sales of our fan coil and other HVAC products.

For the third quarter of 2008, the order level was $101.0 million as compared to $66.0 million in the same period of 2007, an increase of $35.0 million or 53%. Consistent with net sales, the increase in orders was primarily for geothermal and water source heat pump products.  We saw some softening in the order level for hydronic fan coil products that was offset by orders for other HVAC products.

Due to the increase in net sales, Climate Control’s gross profit in the third quarter of 2008 increased to $24.9 million, or 29.9% of net sales, as compared to $22.4 million, or 29.7% of net sales, in the same period of 2007. For each of the third quarters of 2008 and 2007, Climate Control’s operating income before allocation of corporate overhead was $9.8 million. For the third quarter of 2008, operating income, as a percentage of net sales, was negatively impacted by an increase in operating expenses primarily related to variable selling expenses, warranty expenses, professional fees, group insurance expenses and increased sales and marketing personnel.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial construction sectors that we serve including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Lodging
•	Manufacturing
•	Healthcare
•	Offices
•	Education
•	Multi-Family

Due to the economic climate that exists, we believe there will be some contraction in new projects in certain sectors, but at this point, we are unable to assess the potential impact.  However, as indicated above, our order level for the third quarter of 2008 was at record levels, primarily for our geothermal and water source heat pump products.  As indicated below, our backlog of orders for Climate Control products was $85.8 million at September 30, 2008.

We expect continued volatility in material costs, especially for copper, steel and aluminum and components that include those metals. Although we continue to monitor and take measures to mitigate and control material cost fluctuations through hedging transactions, contract purchases and volume agreements, there can be no assurance that our selling prices will track raw material and component cost changes. Most recently, commodity prices have dropped considerably.  For example, during the month of October 2008, copper has traded at less than half the price reached in July of 2008 and aluminum has dropped by over a third since March of 2008.

Our Climate Control Business manufactures most of its products to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that eliminates the necessity to carry substantial inventories other than for firm customer orders. At September 30, 2008, the backlog of confirmed orders was approximately $85.8 million compared to $63.3 million and $54.5 million at June 30, 2008 and December 31, 2007, respectively. We expect to ship substantially all the orders in the backlog within the next twelve months and have the production capacity in place to do so.

The majority of our Climate Control business is subject to the competitive bid process and the opportunity to pass through cost increases for materials depends on market conditions at the time we are bidding for a job. Once an order is accepted and entered into our backlog, the price usually cannot be adjusted to pass through any subsequent changes in our costs.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Our Climate Control Business' profitability over the last few years has been affected by operating losses of certain product lines being developed during that time. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2007 and into 2008, the results for these products reflected modest improvement. Although these products have not yet achieved profitability, we continue to believe that these products have good long-term prospects.  However, our ability to continue to produce one new potentially profitable product of our large air handling business, the Fan Matrix, depends on the successful outcome of the currently pending patent infringement litigation matter which is discussed under Legal Proceedings of Part II of this report.

Management focuses on the following objectives for Climate Control:

•	monitoring and managing the current economic environment,
•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products,
•	improving production and product delivery performance, and
•	expanding the markets we serve, both domestic and foreign.

Chemical Business

Our Chemical Business has production facilities in Baytown, Texas (the “Baytown Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The Baytown and El Dorado Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we own idle ammonia and downstream derivate chemical process units in Pryor, Oklahoma (the “Pryor Facility”), which we are in the process of activating, subject to obtaining a sales or distribution agreement and necessary permits, as discussed below under “Liquidity and Capital Resources-Pryor Facility.” When activated, this facility will produce anhydrous ammonia, urea ammonium nitrate (“UAN”) and certain other industrial products from natural gas.

Our Chemical Business reported net sales for the third quarter of 2008 of $124.5 million compared to $69.3 million for the third quarter of 2007, an increase of $55.2 million. Operating income before allocation of corporate overhead was $1.9 million compared to $11.5 million in the same period of 2007.

The increase in sales of $55.2 million includes overall sales price increases of approximately $51.0 million attributable to significantly higher selling prices for our products produced at our facilities.

As shown in the table above and discussed below, our Chemical Business’ operating income for the third quarter of 2008 decreased by $10.0 million for unrealized losses on outstanding natural gas contracts and costs relating to unplanned downtime of the Cherokee Facility. For the third quarter of 2007, unusual items increased operating income by $4.8 million. Excluding these unusual items for both periods, results for the third quarter of 2008 are comparable to the third quarter of 2007.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During the third quarter of 2008, natural gas ranged in price from $6.98 to $13.16 per MMBtu and averaged approximately $10.80 per MMBtu compared to an average cost in the third quarter of 2007 of $6.55 MMBtu. At November 3, 2008, the price for natural gas was $6.15 per MMBtu. During the third quarter of 2008, anhydrous ammonia ranged in price based on the low Tampa metric price per ton from $585 to $931 per metric ton and averaged approximately $818, compared to an average cost in the third quarter of 2007 of $299 per metric ton. At November 3, 2008, the Tampa price for anhydrous ammonia was $575 per metric ton. During the third quarter of 2008, the cost for sulfur based on the Tampa price averaged approximately $617 per long ton compared to an average cost in the third quarter of 2007 of $84 per long ton. At November 3, 2008, the Tampa price for sulfur has dropped to $150 per long ton. Due to the uncertainty of these commodity markets, we continue to generate sales pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs.

We have entered into futures contracts to hedge the cost of natural gas for the purpose of securing a significant portion of the profit margin on certain orders for products that our Chemical Business produces. Recent extreme volatility in natural gas futures prices has created wide swings in the market value of our natural gas hedges.  Due to a steep decline in natural gas futures prices, the unrealized non-cash losses on our outstanding natural gas hedges were $4.9 million at September 30, 2008, of which approximately $2.6 million relate to contracts that will settle during the fourth quarter of 2008. For the fourth quarter of 2008, the unrealized gain or loss to be recognized on natural gas hedges still outstanding at December 31, 2008 will depend on the futures price of natural gas as of December 31, 2008, as compared to the futures price as of September 30, 2008. Therefore, we are unable to predict the impact these hedges will have on the fourth quarter and future quarters. However, these hedges contractually secure a large portion of the profit margin on significant orders for our Chemical Business at the time the customer orders are accepted and is indeed realized at the time the physical transactions occur. The interim mark-to-market accounting adjustments produce volatility in our financial statements; however, the unrealized gains or losses are non-cash items.

Currently and during most of 2008, ammonium nitrate produced from purchased anhydrous ammonia at current market prices is at a competitive disadvantage to ammonium nitrate produced from natural gas. However, this differential changes from time to time, due to volatility of natural gas and anhydrous ammonia costs. We estimate that during the third quarter of 2008, the cost differential was approximately $120 per ton of ammonium nitrate.

During the third quarter of 2008, the Cherokee Facility experienced repeated downtime, which downtime reduced production and sales by our Chemical Business. As a result, interim repairs were made at the Cherokee Facility during this period. Due to this repeated downtime, the Cherokee Facility lost approximately 20 days of operation reducing our Chemical Business’ operating income by approximately $5.1 million during the third quarter of 2008. Beginning in early October 2008, more extensive repairs were made at this facility during a planned major maintenance activity (“Turnaround”) and work continues at this time.

Our Chemical Business expenses the costs relating to Turnarounds as they are incurred. During the third quarter of 2008, expenses for Turnarounds were approximately $0.9 million compared to $0.5 million during the same period in 2007.  Based on our current plan for Turnarounds to be performed during the fourth quarter of 2008, we currently estimate that we will incur approximately $4.1 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process of nitric acid, which costs for these precious metals have been volatile. In addition, during major maintenance and capital projects performed during the third quarter of 2008, we performed procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment. Also during the third quarter of 2007, we sold a portion of our precious metals that exceeded our production requirements.  As the result, precious metals expense, net of recoveries and gains, increased $1.0 million as compared to the third quarter of 2007. Current prices for precious metals are less than half the prices were a year ago and significantly lower than the peak levels reached in June 2008.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector, when the potential for favorable gross profit margins is available. A significant percentage of the costs to operate process plants, other than costs for raw materials and utilities, are fixed costs.  Our long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced.

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

September 30, 2008	December 31, 2007
(In Millions)
Cash and cash equivalents	$47.5	$58.2

Long-term debt:
2007 Debentures due 2012	$60.0	$60.0
Secured Term Loan due 2012	50.0	50.0
Other	13.5	12.1
Total long-term debt	$123.5	$122.1

Total stockholders’ equity	$128.5	$94.3

As indicated above, we believe our capital structure and liquidity at September 30, 2008 reflect a reasonably sound financial position. In addition to our outstanding debt, our $50 million Working Capital Revolver Loan is undrawn and available to fund operations, if needed. At September 30, 2008, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 0.96 to 1 as compared to 1.3 to 1 at December 31, 2007.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. Our board of directors has granted management the authority to repurchase all or a portion of the 2007 Debentures on favorable terms if an opportunity is presented on terms satisfactory to management.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%. The interest rate at September 30, 2008 was 5.79%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

At September 30, 2008, we had approximately $49.5 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral. Historically, ThermaClime and its subsidiaries’ (the “Borrowers”) primary cash needs have been for working capital and capital expenditures. The Borrowers depend upon their Working Capital Revolver Loan, internally generated cash flows, and secured property and equipment financing in order to fund operations and pay obligations.

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

Income Taxes

As previously discussed, in 2007 and certain prior years, our effective tax rate had been minimal due to the valuation allowances on NOL carryforwards and other deferred tax assets. In the third quarter of 2007, due to our improved operating results, it was determined that the valuation allowances were no longer necessary. At December 31, 2007, we had minimal NOL carryforwards remaining. We anticipate utilizing substantially all of the NOL carryforwards in 2008 and we have been recognizing and paying federal income taxes at regular corporate tax rates.

Capital Expenditures

General

Cash used for capital expenditures during the nine months ended September 30, 2008 was $22.7 million, including $6.3 million primarily for property, production equipment, and other upgrades for additional capacity in our Climate Control Business and $16.3 million for our Chemical Business, primarily for process and reliability improvements of existing facilities. As discussed below, our current commitment for the fourth quarter of 2008 is approximately $7.9 million.

Other capital expenditures for the fourth quarter of 2008 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to our Chemical Business that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $7.9 million for the fourth quarter of 2008. The expenditures include $5.5 million for process and reliability improvement in our Chemical Business, including $0.9 million relating to the Pryor Facility. In addition, our current commitments include $2.4 million for property and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

Certain events relating to our Chemical Business

Pryor Facility - As previously reported, we are considering activating a portion of our idle Pryor Facility subject to securing a sales agreement with a strategic customer to purchase and distribute the majority of the UAN production. Based on our discussions with several large strategic industry customers, we believe that we will be able to reach an agreement to sell or distribute the UAN production at the Pryor Facility.

Based on the current status of those discussions and our expectation that we will receive the necessary permits, we have hired key personnel to operate the facility and have positioned the additional necessary personnel to be hired at appropriate intervals during the start-up phases.

We were originally advised by the permitting authorities, that we would receive our permits in October 2008. However, due to delays relating to administrative procedures, the final permits could be delayed 90 to 120 days. Currently, we do not believe that there are any impediments to the issuance of permits to operate the facility. Therefore, we are proceeding with the preparations to start the facility. Barring unforeseen delays and subject to securing a sales or distribution agreement as discussed above and obtaining the required permits, we expect the anhydrous ammonia plant and nitric acid plant to start up during the second quarter of 2009 and the urea plant and the production of UAN to start during the third quarter of 2009. When all of these plants become operational, we believe they will add approximately $120 million in annual sales at current prices. The preliminary estimated total cost to activate the Pryor Facility is approximately $15 to $20 million with a portion of these costs to be expensed as incurred. This project will probably be funded from our available cash on hand and working capital.  However, the actual timeframe on when we could begin production, the related amount of sales and the total cost to activate the facility could be significantly different than our current estimates.

Bayer Agreement - On October 23, 2008, El Dorado Nitrogen, L.P. (“EDN”) and EDC, both subsidiaries of Company, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer MaterialScience, LLC (“Bayer”). The Bayer Agreement will replace the current Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997 (the “Original Bayer Agreement”), as of June 24, 2009. The Bayer Agreement is for a term of five years commencing on June 24, 2009, following the termination of the Original

Bayer Agreement. The Bayer Agreement provides up to five renewal terms of five years each, subject to either party opting against renewal prior to each new renewal period.

Under the terms of the Bayer Agreement, Bayer will purchase from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing facility located in Baytown, Texas (the “Baytown Plant”). Bayer will also supply ammonia as required for production of nitric acid at the Baytown Plant, in addition to certain utilities, chemical additives and services that are required for such production. Any surplus nitric acid manufactured at the Baytown Plant that is not required by Bayer may be marketed to third parties by EDN.  The Bayer Agreement provides that Bayer will make certain net monthly payments to EDN which will be sufficient for EDN to recover all of its costs plus a profit.

Pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Plant, except certain assets which will be owned by EDN for use in the production process (the “EDN Assets”). EDN will continue to be responsible for the maintenance and operation of the Baytown Plant in accordance with the terms of the Bayer Agreement.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment of a termination fee of approximately $6.3 million, plus 1.1 times the then current net book value of the EDN Assets. In addition, if EDN receives a third-party offer to purchase any voting equity securities of EDN or the assets comprising the EDN Assets that EDN would like to accept, Bayer will have the option to pay the termination fee or the amount of the third party offer and to terminate the Bayer Agreement. For the year ended December 31, 2007, EDN, a subsidiary of EDNC, had sales to Bayer of approximately 15% and 7% of the Chemical Business’ and the Company’s consolidated sales, respectively.

Potential Increase of Imported Ammonium Nitrate - In 1999, in response to an influx of very low-priced imports of ammonium nitrate from Russia, EDC joined with other United States producers of fertilizer-grade ammonium nitrate to file an antidumping petition seeking relief from unfairly traded ammonium nitrate from Russia. The petition was successful, and in May 2000, the United States and Russia entered into a "suspension agreement" limiting the quantity and setting minimum export prices of Russian ammonium nitrate that may be imported into the United States market. The suspension agreement was concluded under a statutory provision applicable to non-market economy ("NME") countries.

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

Stock Repurchase Authorization

As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.  During the first nine months of 2008, we repurchased 200,000 shares of our common stock (none during the third quarter of 2008).

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

We have not paid cash dividends on our outstanding common stock in many years and we do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2008.

During the first nine months of 2008, the 2008 dividend requirements were declared and paid on our preferred stock. Therefore, there were no unpaid dividends in arrears at September 30, 2008.

Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative;
•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative; and
•	Non-Cumulative Preferred at the rate of $10.00 a share payable April 1, which are non-cumulative.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at September 30, 2008, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.5 million. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants measured quarterly. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2008.

Secured Term Loan - As previously reported, in November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%. The interest rate at September 30, 2008 was 5.79%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $58 million at September 30, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $72 million. The Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio and a maximum leverage ratio, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2008. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transaction

During October 2008, the Company remodeled their offices and incurred costs of $19,000 for the replacement of carpet and flooring involving a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2007.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Results of Operations

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Net Sales

The following table contains certain information about our net sales in different industry segments for the nine months ended September 30,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$136,161	$127,292	$8,869	7.0%
Hydronic fan coils	65,701	65,414	287	0.4%
Other HVAC products	28,441	28,758	(317)	(1.1)%
Total Climate Control	$230,303	$221,464	$8,839	4.0%

Chemical:
Industrial acids and other chemical products	$126,690	$72,784	$53,906	74.1%
Agricultural products	120,661	92,002	28,659	31.2%
Mining products	81,920	57,608	24,312	42.2%
Total Chemical	$329,271	$222,394	$106,877	48.1%

Other	$9,853	$7,896	$1,957	24.8%

Total net sales	$569,427	$451,754	$117,673	26.0%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 15% increase in our average selling price per unit due to a change in product mix, primarily more residential products that have higher selling prices partially offset by an 8% decrease in the number of units sold. The number of units sold in 2007 was especially strong due to the concerted effort to reduce the substantial backlog of customer orders on hand at the end of 2006. During the first nine months of 2008, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased slightly primarily due to a 3% increase in our average selling price partially offset by a decrease in the number of units sold.  During the first nine months of 2008, we continued to maintain a market share leadership position, of approximately 39%, based on data supplied by the AHRI;

•	Net sales of our other HVAC products decreased slightly primarily as the result of a decrease in the number of modular chillers products sold as the result of lower order levels.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and Baytown produces only industrial acids products. For the first nine months of 2008, overall sales prices for the Chemical Business increased 55% while the volume of tons sold decreased 3%, compared with the same period of 2007.

•
Sales prices at the El Dorado Facility increased 49% related, in part, to the high cost of raw materials, anhydrous ammonia and sulfur, which we were able to pass through to our customers and also to strong global agricultural market demand relative to supply volumes during this period. Volume at the El Dorado Facility decreased 15% or 78,000 tons. The decrease in tons sold was primarily attributable to (i) 34,000 fewer tons of agricultural ammonium nitrate sold primarily in the first half of 2008 compared to the same period of 2007 due to poor weather conditions and lower demand for ammonium nitrate in favor of urea, a competing product in El Dorado’s market area, as well as reduced forage application due to poor conditions in the cattle market and (ii) 20,000 fewer tons of industrial grade ammonium nitrate sold to the mining industry in the first quarter of 2008. Industrial grade ammonium nitrate is sold under a multi-year supply agreement that includes minimum monthly and annual volume requirements, as well as the pass through of raw material costs. For 2008, we expect the customer will either meet the volume requirements or pay liquidated damages, pursuant to the terms of the supply agreement. Although volumes of industrial grade ammonium nitrate were down, sales prices increased under this supply agreement due to higher average selling prices but had a minimum impact to gross profit and operating income;

•
Sales prices and volumes at the Cherokee Facility increased 57% and 10%, respectively, primarily related to the market-driven demand for UAN and mining products. Sales prices also increased with the pass through of our higher natural gas costs in the first nine months of 2008 compared to same period of 2007, recoverable under pricing arrangements with certain of our industrial customers. The increase in volume was partially offset by the unplanned downtime experienced during the third quarter of 2008 as discussed above under “Overview-Third Quarter of 2008 and Chemical Business”;

•
Sales prices increased approximately 84% at the Baytown Facility due to higher global ammonia pricing, which is recoverable under the Original Bayer Agreement but had a minimum impact to gross profit and operating income. Overall volumes increased 3% as the result of an increase in customer demand.

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

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$72,346	$65,061	$7,285	11.2%
Chemical	37,181	33,980	3,201	9.4%
Other	3,140	2,840	300	10.6%
	$112,667	$101,881	$10,786	10.6%

Gross profit percentage (1):
Climate Control	31.4%	29.4%	2.0%
Chemical	11.3%	15.3%	(4.0	) %
Other	31.9%	36.0%	(4.1	) %
Total	19.8%	22.6%	(2.8	) %

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was primarily the result of the increase in our average selling prices as discussed above and the increase of $1.7 million in gains recognized on our futures contracts for copper partially offset by the reduction in sales volumes discussed above.  In addition, the above changes were also the primary reasons for the increase in our gross profit percentage.

The increase in gross profit of our Chemical Business relates primarily to the increase in sales prices of products sold by the El Dorado and Cherokee Facilities, as discussed above, in relation to raw material costs. However, this increase in gross profit in our Chemical Business was partially offset by unrealized losses of $4.9 million on our natural gas futures/forward contracts outstanding at September 30, 2008. In addition, the Cherokee Facility incurred costs of approximately $5.1 million as the result of unplanned downtime during the third quarter of 2008 as discussed above under “Overview - Chemical Business.” Also during the first nine months of 2008, the amount expensed for precious metals, net of recoveries and gains, was $4.9 million compared to $1.7 million during the same period in 2007. In general, other non-raw material manufacturing expenses, including steam (produced from natural gas), maintenance and Turnarounds, electricity and labor, increased during the first nine months of 2008 compared to the same period of 2007. Our Chemical Business incurred expenses for Turnarounds of $1.5 million for the first nine months of 2008 compared to $0.9 million for the same period in 2007. These losses and expenses contributed to a decrease in gross profit. During the first nine months of 2007, we realized non-recurring insurance recoveries of $1.5 million relating to a business interruption claim. These recoveries contributed to an increase in gross profit in 2007. As a result of these changes discussed above, our overall gross profit percentage declined for the first nine months of 2008 as compared to the same period of 2007.

The increase in gross profit classified as “Other” (see discussion above) is due primarily to the increase in sales as discussed above. The decline in our gross profit percentage was primarily due to additional costs incurred relating to a large customized industrial machine tool and the recognition of unrealized losses of $129,000 on our foreign currency contracts.

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

2008	2007	Change
(In Thousands)
Operating income:
Climate Control	$31,017	$27,875	$3,142
Chemical	34,487	27,123	7,364
General corporate expense and other business operations, net	(8,158)	(7,225)	(933)
	$57,346	$47,773	$9,573

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $7.3 million as discussed above. This increase in operating income was partially offset by an increase in warranty expenses of $1.3 million due to the increase in sales volume and costs incurred, an increase in personnel costs of $2.0 million as the result of an increase in the number of personnel and costs associated with group insurance and other employee benefits, and an increase in professional fees of $0.9 million primarily relating to legal expenses associated with patent defense costs relating to potential new product development in the large air-handler product line.

Operating Income - Chemical: The net increase of our Chemical Business’ operating income includes the net increase in gross profit of $3.2 million as discussed above. In addition, as previously reported, during the nine months ended September 30, 2008, our Chemical Business recognized income of $7.6 million from a litigation judgment. During the same period of 2007, we recognized income of $3.3 million relating to a litigation settlement.

General Corporate Expense and Other Business Operations, Net: The net increase in our general corporate expense and other business operations, net relates primarily to increased personnel costs of $0.7 million resulting from increased compensation and other employee benefits, professional fees of $0.6 million due, in part, for assistance in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements and to legal fees on various litigation matters and other expense of $0.6 million relating primarily to potential litigation settlements, an impairment of long-lived assets and income tax related penalties, partially offset by an increase in other income of $0.7 million due, in part, to litigation settlements.

Interest Expense

Interest expense was $6.4 million for the first nine months of 2008 compared to $8.1 million for the same period of 2007, a decrease of $1.7 million. This net decrease primarily relates to a decrease of $2.0 million as the result of obtaining a lower interest rate associated with the Secured Term Loan compared to the interest rate associated with the previous senior secured loan, a decrease of $1.0 million due to the continuous pay off of the Working Capital Revolver Loan during 2008, partially offset by the increase of $1.9 million relating to the 2007 Debentures.

Non-Operating Other Income, Net

Our non-operating other income, net was $1.1 million for the first nine months of 2008 compared to $0.6 million for the same period in 2007. The increase of $0.5 million relates primarily to interest income earned from investing a portion of the net proceeds from the 2007 Debentures in money market funds.

Provision and Benefit For Income Taxes

The provision for income taxes for the nine months ended September 30, 2008 was $19.8 million compared to a benefit for income taxes of $1.0 million for the same period in 2007. During the first nine months of 2008, we incurred current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates.  During the same period of 2007, we recognized a benefit for income taxes as the result of the reversal of valuation allowances against net deferred assets of approximately $3.2 million.  The benefit derived from the reversal of the valuation allowances was partially offset by an increase in the federal AMT and state income taxes resulting from increased taxable income and higher effective tax rates.

Three months ended September 30, 2008 compared to Three months ended September 30, 2007

Net Sales

The following table contains certain information about our net sales in different industry segments for the three months ended September 30,

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$53,692	$44,417	$9,275	20.9%
Hydronic fan coils	21,475	22,493	(1,018)	(4.5)%
Other HVAC products	8,187	8,731	(544)	(6.2)%
Total Climate Control	$83,354	$75,641	$7,713	10.2%

Chemical:
Industrial acids and other chemical products	$47,686	$27,050	$20,636	76.3%
Agricultural products	42,918	23,918	19,000	79.4%
Mining products	33,879	18,284	15,595	85.3%
Total Chemical	$124,483	$69,252	$55,231	79.8%

Other	$3,083	$2,720	$363	13.3%

Total net sales	$210,920	$147,613	$63,307	42.9%

Climate Control Business

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 28% increase in our average selling price per unit due to changes in product mix, primarily more residential products that have higher selling prices partially offset by a 5% decrease in the number of units sold. During the third quarter of 2008, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the AHRI;

•
Net sales of our hydronic fan coils decreased primarily due to a 9% decrease in the number of units sold partially offset by a 5% increase in our average selling price.  During the third quarter of 2008, we continued to maintain a market share leadership position, of approximately 37%, based on data supplied by the AHRI;

•	Net sales of our other HVAC products decreased as the result of a reduction in engineering and construction services completed on our construction contracts.

Chemical Business

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and Baytown produces only industrial acids products. For the third quarter of 2008, overall sales prices for the Chemical Business increased 84% while the volume of tons sold decreased 3%, compared with the same quarter of 2007.

•
Sales prices at the El Dorado Facility increased 84% related, in part, to the high cost of raw materials, anhydrous ammonia and sulfur, which we were able to pass through to our customers and also to strong global agricultural market demand relative to supply volumes during this period. Volume at the El Dorado Facility decreased 4% or 6,000 tons. The decrease in tons sold was primarily attributable to (i) fewer tons of sulfuric acid sold due to a scheduled Turnaround of the sulfuric acid plant during the third quarter of 2008 and (ii) lower spot market sales of blended nitric acids, partially offset by increased sales of agricultural ammonium nitrate. As previously discussed, industrial grade ammonium nitrate is sold under a multi-year supply agreement that includes the pass through of raw material costs. As a result, sales prices increased under this supply agreement due to higher average selling prices but had a minimal impact to gross profit and operating income;

•
Sales prices and volumes at the Cherokee Facility increased 65% and 7%, respectively, primarily related to the market-driven demand for UAN fertilizer. Sales prices also increased due to the pass through of higher natural gas costs in the third quarter of 2008 compared to the third quarter of 2007, recoverable under pricing arrangements with certain of our industrial customers. The increase in volume was partially offset by the unplanned downtime experienced during the third quarter of 2008 as discussed above under “Overview-Third Quarter of 2008 and Chemical Business”;

•
Sales prices increased approximately 108% at the Baytown Facility due to the pass through of higher ammonia costs but had a minimal impact to gross profit and operating income.  Overall volumes decreased 10% as the result of lower customer demand during the third quarter of 2008 for our industrial acids products due to the downtime associated with Hurricane Ike.

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

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Gross profit:
Climate Control	$24,892	$22,433	$2,459	11.0%
Chemical	5,329	11,738	(6,409)	(54.6)%
Other	948	1,001	(53)	(5.3)%
	$31,169	$35,172	$(4,003)	(11.4)%

Gross profit percentage (1):
Climate Control	29.9%	29.7%	0.2%
Chemical	4.3%	16.9%	(12.6	) %
Other	30.7%	36.8%	(6.1	) %
Total	14.8%	23.8%	(9.0	) %

(1) As a percentage of net sales

The increase in gross profit in our Climate Control Business was primarily the result of the increase in our average selling prices and changes in our product mix partially offset by a reduction in sales volumes as discussed above. As a result, our gross profit percentage slightly increased.

The decrease in gross profit of our Chemical Business relates partly to unrealized losses of $4.9 million on our natural gas futures/forward contracts outstanding at September 30, 2008. In addition, the Cherokee Facility incurred costs of approximately $5.1 million as the result of unplanned downtime during the third quarter of 2008 as discussed above under “Overview-Chemical Business.” Also during the third quarter of 2008, the amount expensed for precious metals, net of recoveries, was $1.3 million compared to $0.3 million, during the same period in 2007. In general, other non-raw material manufacturing expenses, including steam (produced from natural gas), maintenance and Turnarounds, electricity and labor, increased during the third quarter of 2008 compared to the same period of 2007. These losses and expenses contributed to a decrease in gross profit. During the third quarter of 2007, we realized non-recurring insurance recoveries of $1.5 million relating to a business interruption claim. These recoveries contributed to an increase in gross profit in 2007.  The decrease in gross profit of our Chemical Business was partially offset by the increase in sales prices (in relation to our raw material costs) of products sold by the El Dorado and Cherokee Facilities as discussed above and the recognition of unrealized gains of $0.4 million associated with natural gas contracts, which were deferred at June 30, 2008 due to uncertainties involving a sales contract with a customer. As the result of these changes discussed above, our overall our gross profit percentage declined for the third quarter of 2008 as compared to the same period of 2007.

The decrease in gross profit classified as “Other” (see discussion above) is due primarily to the recognition of unrealized losses of $123,000 on our foreign currency contracts, which also decreased our gross profit percentage.

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

2008	2007	Change
(In Thousands)
Operating income:
Climate Control	$9,835	$9,750	$85
Chemical	1,860	11,477	(9,617)
General corporate expense and other business operations, net	(3,005)	(2,130)	(875)
	$8,690	$19,097	$(10,407)

Operating Income - Climate Control: The net increase in operating income of our Climate Control Business resulted primarily from the net increase in gross profit of $2.5 million partially offset by an increase in personnel costs of $1.2 million due to an increase in the number of personnel and costs associated with group insurance and other employee benefits, and an increase in professional fees of $0.5 million primarily as the result of legal expenses associated with patent defense costs relating to potential new product development in the large air-handler product line.

Operating Income - Chemical: The net decrease of our Chemical Business’ operating income relates, in part, to the net decrease in gross profit of $6.4 million as discussed above. In addition, during the third quarter of 2007, our Chemical Business recognized income of $3.3 million relating to a litigation settlement, which did not occur during the same period of 2008.

General Corporate Expense and Other Business Operations, Net: The increase in our general corporate expense and other business operations, net relates primarily to increased professional fees of $0.4 million due, in part, for assistance in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements and to legal fees on various litigation matters.

Interest Expense

Interest expense was $2.6 million for the third quarter of 2008 compared to $3.5 million for the same period of 2007, a decrease of $0.9 million. This net decrease primarily relates to a decrease of $0.7 million as the result of obtaining a lower interest rate associated with the Secured Term Loan compared to the interest rate associated with the previous senior secured loan.

Provision and Benefit For Income Taxes

The provision for income taxes for the three months ended September 30, 2008 was $2.4 million compared to a benefit of $1.5 million for the same period in 2007. During the third quarter of 2008, we incurred current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates.  During the same period of 2007, we recognized a benefit for income taxes as the result of the reversal of valuation allowances against net deferred assets of approximately $3.2 million. The benefit derived from the reversal of the valuation allowances was partially offset by an increase in the federal AMT and state income taxes resulting from increased taxable income and higher effective tax rates.

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

For the first nine months of 2008, net cash provided by continuing operating activities was $9.3 million, including net income plus depreciation and amortization, deferred income taxes, gain on litigation judgment associated with property, plant and equipment, changes in fair value of commodities contracts and other adjustments partially offset by cash used by changes in assets and liabilities.

Accounts receivable increased $36.0 million including:

•
an increase of $24.5 million relating to the Chemical Business as the result of increased sales at our facilities primarily as the result of higher sales prices primarily related directly to higher costs of raw material feedstocks as well as seasonal higher sales volumes and

•
an increase of $12.8 million relating to the Climate Control Business due primarily to increased sales volume and prices of our Climate Control products preceding September 2008 compared to those preceding December 2007.

Inventories increased $18.0 million relates primarily to an increase of $16.4 million relating to the Chemical Business primarily relating to higher raw material costs and volume on hand of agricultural ammonium nitrate.

Other supplies and prepaid items increased $3.3 million including:

•	an increase of $3.5 million relating to higher volume on hand and costs of precious metals used in the manufacturing process of the Chemical Business and
•	an increase of $1.5 million relating to estimated income tax payments in excess of our estimated current income tax obligations partially offset by
•	a decrease of $2.4 million in prepaid insurance as the result of recognizing the related insurance expense for the first nine months of 2008.

Accounts payable increased $14.4 million including:

•
an increase of $12.1 million in the Chemical Business primarily as the result of obtaining more favorable payment terms on our natural gas purchases, costs incurred associated with a Turnaround being performed at the Cherokee Facility, and increased cost and tons of anhydrous ammonia purchased due, in part, to cover firm sales commitments associated with the Cherokee Facility and

•	an increase of $2.7 million in the Climate Control Business due, in part, to the increased level of raw material inventory purchases.

Customer deposits decreased $0.3 million including:

•	a decrease of $1.6 million in the Chemical Business as the result of the shipment of product associated with these deposits partially offset by
•	an increase of $0.9 million in the Climate Control Business primarily as the result of deposits received on our geothermal and water source heat pump products.

The change in deferred rent expense of $2.9 million is due to the scheduled lease payments during the first nine months of 2008 exceeding the rent expense recognized on a straight-line-basis.

The increase in other current and noncurrent liabilities of $5.2 million includes:

•	an increase in accrued payroll and benefits of $2.0 million primarily as the result of an increase in the number of days accrued due to the timing of our payroll-related payments,
•	an increase in accrued precious metals costs of $1.3 million relating to the required replacement of precious metals utilized in the manufacturing process at the Baytown Facility,
•	an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.3 million due to invoices issued to customers pursuant to the terms of construction contracts,
•	an increase in accrued property and franchise taxes of $1.2 million primarily as the result of the recognition of property and franchise taxes for the first nine months of 2008 partially offset by
•	a decrease in accrued income taxes of $3.3 million due primarily to payments made to the taxing authorities partially offset by the recognition of income taxes for the first nine months of 2008.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $18.9 million for the first nine months of 2008, which included $22.7 million for capital expenditures of which $6.3 million and $16.3 million are for the benefit of our Climate Control and Chemical Businesses, respectively. As previously reported, we received proceeds from a litigation judgment, of which $4.1 million (net of attorneys’ fees of $1.9 million) was associated with property, plant and equipment.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $1.0 million, which primarily consisted of $3.4 million used for the acquisition of 200,000 shares of our common stock as previously reported and payments on short-term financing and other long-term debt of $1.4 million partially offset by $3.4 million related to the excess income tax benefit on stock options exercised and proceeds of $0.8 million from the exercise of stock options.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At September 30, 2008, our investment was $3.6 million. For the first nine months of 2008, distributions received from this Partnership were $0.6 million and our equity in earnings was $0.7 million. As of September 30, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the

Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with the Original Bayer Agreement with Bayer, under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, EDN entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $6.9 million at September 30, 2008. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. Lease payments totaling $2.0 million due during the remainder of 2008 have been considered in evaluating our liquidity.  See discussion concerning the new Bayer Agreement that will replace the Original Bayer Agreement as of June 24, 2009 under “Liquidity and Capital Resources-Bayer Agreement”.

As discussed in our Form 10-K for the year ended December 31, 2007 and in our Form 10-Qs for the quarterly periods ended March 31, 2008 and June 30, 2008, we have certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	capital expenditures,
•	operating leases,
•	commodities futures contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under “Liquidity and Capital Resources” of Item 2 and ”Commodity Price Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended September 30, 2008:

•	our contractual obligations relating to commodities futures/forward contracts were approximately $13.5 million as of September 30, 2008 and
•	our committed capital expenditures were approximately $7.9 million for the fourth quarter of 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2008, there were no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2008, our Chemical Business had purchase commitments under these contracts for approximately 1.1 million MMBtu of natural gas through December 2009 at a weighted-average cost of $12.32 per MMBtu ($13.5 million) and a weighted-average market value of $7.83 per MMBtu ($8.6 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through December 2008.  At September 30, 2008, our commitments under these contracts were for approximately 0.9 million Euros at a weighted-average contract exchange rate of 1.55 and a weighted-average market exchange rate of 1.41.

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

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  At September 30, 2008, we have two interest rate cap contracts, which set a maximum three-month LIBOR rate of 4.59% on a total of $30 million and mature in March

2009. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At September 30, 2008, the fair values of these contracts were $0.7 million.

At September 30, 2008, the carrying value of our long-term debt exceeded the estimated fair value by approximately $8.6 million. At December 31, 2007, the estimated fair value of our long-term debt exceeded the carrying value by approximately $2.0 million.

Item 4. Controls and Procedures

As previously reported in our Form 10-K for the year ended December 31, 2007 and in our Form 10-Qs for the quarterly periods ended March 31, 2008 and June 30, 2008, we have identified one significant deficiency in our disclosure controls and procedures relating to controls over electronic spreadsheets. To mitigate this lack of controls over spreadsheets, we implemented additional review and approval procedures over these spreadsheets. In evaluating the effectiveness of our disclosure controls and procedures at September 30, 2008 as discussed below, management considered these mitigating controls and controls involving financial review procedures.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•
management’s objectives for Climate Control include monitoring and managing the current economic environment, increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, improving production and product delivery performance, and expanding the markets we serve, both domestic and foreign;

•	the current global financial conditions will affect customer demand for our products in both the Climate Control and Chemical Businesses;
•	there will be contraction in both non-residential, commercial construction and residential construction in the Climate Control Business;
•	it is currently difficult to determine the effect of global market conditions that could affect fertilizer demand in the Chemical Business;
•	orders for our industrial products to decline in our Chemical Business;
•	there will be some contraction in new projects in certain sectors of the Climate Control Business;
•	continued volatility in material costs, especially for copper, steel and aluminum and components that include those metals;
•	we will ship substantially all the orders in the backlog within the next twelve months and have the production capacity in place to do so in our Climate Control Business;
•	when activated, the Pryor Facility will produce anhydrous ammonia, urea ammonium nitrate and certain other industrial products from natural gas;
•	reaching an agreement to sell or distribute the UAN production at the Pryor Facility;
•
due to the uncertainty of these commodity markets, we continue to generate sales pursuant to agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs in the Chemical Business;

•	we are unable to predict the impact these hedges will have on the fourth quarter and future quarters;
•	the amount our Chemical Business will incur for Turnaround costs in the fourth quarter of 2008;
•	our long-term strategy in the Chemical Business includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced;
•	our capital structure and liquidity at September 30, 2008 reflect a reasonably sound financial position;
•	utilizing substantially all of the NOL carryforwards in 2008;
•	the amount of time the permits could be delayed relating to the Pryor Facility and that there are no impediments to the issuance of permits to operate the facility;
•	the timing when the plants at the Pryor Facility will begin production, the type of products the facility will produce, and the amount of annual sales this facility will add;

•	the stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it;
•	the customer will either meet the volume requirements or pay liquidated damages, pursuant to the terms of the agreement;
•	the amount to activate the Pryor Facility and the source of its funding;
•	the Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets;
•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while maintaining a strong presence in the seasonal agricultural sector;

•	the new product lines in the Climate Control Business have good long-term prospects;
•	our Working Capital Revolver Loan is available to fund operations;
•	not paying cash dividends on our outstanding common stock in the foreseeable future;
•	ability to meet all required financial covenant tests for the remainder of 2008 under our loan agreements;
•	having adequate cash to satisfy our cash requirements as they become due in 2008;
•	the change in the suspension agreement may result in a substantial increase in the volume of Russian ammonium nitrate imported into the United States;
•	our seasonal products in our Chemical Business; and
•	the amount of capital expenditures during the fourth quarter of 2008.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material increase in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,

•	modifications to or termination of the suspension agreement between the United States and Russia,
•	activating operations at the Pryor Facility is subject to obtaining a customer to purchase and distribute a majority of its production and obtaining necessary permits;
•	inability to obtain necessary raw materials and
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our Form 10-K for year ended December 31, 2007 and in Item I of Part II of our Form 10-Qs for the quarters ended March 31, 2008 and June 30, 2008, except for the following material developments to such proceedings that occurred during the third quarter of 2008:

Patent Litigation Matter

On December 7, 2007, Huntair Inc. (“Huntair”) filed a lawsuit against our subsidiary, ClimateCraft, Inc. (“ClimateCraft”), alleging patent infringement, which is pending in the U.S. District Court for the Northern District of Illinois, Eastern Division. Huntair accuses ClimateCraft of infringing two patents, each directed to an air handler section having fans arranged in a fan array.  ClimateCraft answered the Complaint and has asserted counterclaims of patent non-infringement, invalidity and unenforceability.  ClimateCraft will defend this litigation vigorously.

The University of Kansas Matter

During the first quarter of 2008, the University of Kansas Endowment Charitable Gift Fund (“KU”) filed a lawsuit against us in the U.S. District Court, for the District of Kansas at Kansas City, styled The KU Endowment Charitable Gift Fund vs. LSB Industries, Inc., Case No. 08-CV-2066. During the third quarter of 2008, we settled this claim with KU for $200,000 and the plaintiff has dismissed its lawsuit.

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

During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us.  We submitted a written response to the SEC in connection with the Wells Notice, and we have had discussions with the senior staff after such submission. The staff has indicated that it is still their intention to recommend to the SEC to bring a civil injunction action against us and seek authority from the SEC to file such action.  In addition, the SEC has also made assertions against our former principal accounting officer based on Section 13 of the 1934 Act and the SEC staff has also stated its intention to recommend civil and/or administrative proceedings against him. Our former principal accounting officer has also submitted to the SEC and senior staff a written response to the Wells Notice. Effective August 15, 2008, the former principal accounting officer resigned as principal accounting officer but remains with the Company as a senior vice president. We are currently in discussions with the staff of the SEC regarding the settlement of this issue. There are no assurances that this matter will be settled.

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company (“MEI”), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. (“Summit”), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI. The bank drafts were issued by Aerobit Ltd. (“Aerobit”), a non-U.S. company, which at the time of issuance of the bank drafts, was one of our subsidiaries. Each of the bank drafts has a face value of $153,300, for an aggregate principal face value of $1,533,000. The bank drafts were issued in September 1992, and had a maturity date of December 31, 2001. Each bank draft was endorsed by LSB Corp., which at the time of endorsement, was also one of our subsidiaries. The complaint was styled as Cromus, as assignee of Masinexportimport Industrial Group, S.A. v. Summit, et al., Index No. 114890107 (NY Sup.Ct, NY Co.).  The complaint also seeks $1,000,000 from us and Summit for failure to purchase certain equipment and $1,000,000 in punitive damages. During May, 2008, the court dismissed the complaint against us, our subsidiaries and our officers (including our chief executive officer). Cromus has appealed the dismissal against our subsidiaries and our officers and did not appeal the dismissal against us. The plaintiff must perfect its appeal no later than April 1, 2009.

Environmental Matter

The El Dorado Facility has completed the implementation of air emission controls required under the consent administrative order, effective February 2004, between the El Dorado Facility and the ADEQ.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2007 and in Item I of Part II of our Form 10-Q for the quarter ended March 31, 2008, for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in these reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended September 30, 2008, we issued the following unregistered equity securities:

On August 6, 2008, we issued 1,160 shares of common stock to Knight Equity Markets, L.P. upon the conversion of 29 shares of our convertible noncumulative preferred stock, par value $100 per share (the “Noncumulative Preferred”).  Pursuant to the terms of the

Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration was paid for this issuance.   We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1
Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen L.P., El Dorado Chemical Company, and Bayer MaterialScience LLC. Certain Information Within This Exhibit Has Been Omitted As It Is The Subject Of A Request By The Company For Confidentiality Treatment By The Securities And Exchange Commission Under The Freedom Of Information Act. The Omitted Information Has Been Filed Separately With The Secretary Of The Securities And Exchange Commission For Purposes Of This Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of November 2008.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker Jr.
Harold L. Rieker Jr. Vice President and Principal Accounting Officer