Form 10-K
period 2008-12-31
LSB INDUSTRIES INC
filed 2009-03-13
CIK 60714

LSB Industries, Inc.

Form 10-K (12-31-2008)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-7677

                LSB INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of Incorporation)	(I.R.S. Employer) Identification No.)

16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10 Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer [  ] Accelerated filer [X]

Non-accelerated filer [  ] Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2008, was approximately $338 million. As a result, the Registrant is an accelerated filer as of December 31, 2008. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2008. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of March 6, 2009, the Registrant had 21,109,812 shares of common stock outstanding (excluding 3,848,518 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

	FORM 10-K OF LSB INDUSTRIES, INC. TABLE OF CONTENTS

		Page

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105

Item 13.	Certain Relationships and Related Transactions, and Director Independence	111

Item 14.	Principal Accountant Fees and Services	112

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	114

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

We believe our Climate Control Business has developed leadership positions in certain niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of geothermal and water source heat pumps and hydronic fan coils in the United States. Further, we believe that we were a pioneer in the use of geothermal technology in the climate control industry and have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction as well as the retrofit and replacement markets.

Our Chemical Business has three chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”) and Baytown, Texas (the “Baytown Facility”). Our products include industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions an
d various other products.Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors, and we believe our Chemical Business has established leading regional market positions, a key element in the success of this business.

Current State of the Economy

The current state of the economy creates significant uncertainty relative to the industrial, construction and agricultural markets that we serve.  We based our 2009 business plan upon our assumption that during most of 2009, the economy will continue to contract due to additional loss of jobs, declining consumer demand and limited credit availability. However, our 2009 business plan is a moving target that will be adjusted frequently as we measure customer demand during the first and second quarters. We plan to adjust our controllable costs when and as market conditions dictate. See further discussion relating to the economy under various risk factors under Item 1A of this Part 1 and “Overview-Economic Conditions” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this report.

Website Access to Company's Reports

Our internet website address is www.lsb-okc.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating income (loss) and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 21 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems. These products are for use in commercial and residential HVAC systems. Our products are currently installed in some of the most recognizable commercial developments in the country, including Prudential Tower, Rockefeller Plaza, Trump Tower, and Time Warner Center, and are slated to be in a number of developments currently under construction. In addition, we have a significant presence in the lodging industry with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. We also have a substantial share of resort destinations in Las Vegas where we have units installed in over 70,000 rooms for a number of premier properties, including the MGM Grand, Luxor, Venetian, Treasure Island, Bellagio, Mandalay Bay, Caesar’s Palace, Monte Carlo, Mirage, Golden Nugget, Hard Rock, Wynn resorts, and many others.

The following table summarizes net sales information relating to our products of the Climate Control Business:

2008	2007	2006
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	61%	58%	61%
Hydronic fan coils	27%	30%	27%
Other HVAC products	12%	12%	12%
	100%	100%	100%
Percentage of our consolidated net sales:
Geothermal and water source heat pumps	25%	28%	27%
Hydronic fan coils	11%	15%	12%
Other HVAC products	5%	6%	6%
	41%	49%	45%

Market Conditions for Climate Control Business

We discuss below certain details of our marketing, distribution, production, backlog, competition and new products relative to our geothermal and water source heat pumps, hydronic fan coils and other products produced by our Climate Control Business. At this time, we are unable to assess the possible impact to our Climate Control Business’ sales level as a result of the well documented downturn in commercial and residential construction. For the short term, we do expect to see lower demand for most of our products.

We believe that tax credits and incentives, and certain planned direct spending by the federal government contained in the recently enacted American Reinvestment and Recovery Act of 2009, could stimulate sales of our geothermal heat pump products, as well as other products that could be used to modernize federally owned and operated buildings, military installations, public housing and hospitals.

The longer term outlook after 2009, to a significant extent, will depend on the recovery of the credit and capital markets and the general economy.

Geothermal and Water Source Heat Pumps

We believe we are a leading provider of geothermal and water source heat pumps to the commercial construction and renovation markets in the United States. Water source heat pumps are highly efficient heating and cooling products, which enable individual room climate control through the transfer of heat using a water pipe system, which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. Despite the current economic downturn, we believe the market share for commercial water source heat pumps relative to other types of heating and air-conditioning systems will continue to grow due to the relative efficiency and longevity of such systems, as well as due to the emergence of the replacement market for those systems.

Our Climate Control Business has also developed the use of geothermal heat pumps in residential and commercial applications. Geothermal systems, which circulate water and antifreeze through an underground heat exchanger, are among the most energy efficient systems currently available in the market. We believe the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products. In addition, we believe the recently enacted American Reinvestment and Recovery Act of 2009 contains significant incentives for the installation of our geothermal products. We specifically target commercial and institutional new construction and renovation and replacements as well as single-family new construction, renovation and replacement.

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils. Our Climate Control Business targets the commercial and institutional markets. Hydronic fan coils use heated or chilled water provided by a centralized chiller or boiler, through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter, have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. Hydronic fan coils enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces.

Geothermal and Water Source Heat Pump and Hydronic Fan Coil Market

We estimate the annual United States market for water source heat pumps and hydronic fan coils was approximately $700 million in 2008 based on December 2008 data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”). Levels of repair, replacement, and new construction activity generally drive demand in these markets. However, this market could be impacted by the current economic conditions.

Production and Backlog

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. In addition, most of these customer orders are placed well in advance of required delivery dates.

During 2008, we invested approximately $12.1 million primarily for property, production equipment and other upgrades for additional capacity relating to our Climate Control Business.

For 2009, we currently have committed to spend an additional $3.5 million primarily for production equipment and facilities upgrades. Our investment in the Climate Control Business will continue if order intake levels continue to warrant. These investments have and will increase our capacity to produce and distribute our Climate Control products. Additional investments will depend upon our long-term outlook for the economic conditions that might affect our markets.

See discussions under “Liquidity and Capital Resources-Capital Expenditures” of Item 7 of Part II of this report.

As of December 31, 2008 and 2007, the backlog of confirmed orders for our Climate Control Business was approximately $68.5 million and $54.5 million, respectively. We expect to ship substantially all the orders in the backlog within the next twelve months.

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

2008	2007	2006
Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	20%	19%	17%
Consolidated net sales	9%	9%	8%

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry and existing homes for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include copper, compressors, steel, aluminum, electric motors, and valves. Periodically, our Climate Control Business enters into futures contracts for copper. We do not anticipate any difficulties in obtaining necessary materials for our Climate Control Business. However, changes in market volatility, supply and demand could result in increased costs, lost production and/or delayed shipments. Although we believe we will be able to pass to our customers the majority of any cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials. While we believe we will have sufficient sources for materials, a shortage of raw materials could impact production of our Climate Control products.

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

Continue to Introduce New Products

Our Climate Control Business plans to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets.

Chemical Business

General

Our Chemical Business manufactures products for three principal markets:

•	concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical grade anhydrous ammonia, sulfuric acid, and high purity ammonium nitrate (“AN”) for industrial applications,
•	anhydrous ammonia, fertilizer grade AN, urea ammonium nitrate (“UAN”), and ammonium nitrate ammonia solution (“ANA”) for the agricultural applications, and
•	industrial grade AN and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

2008	2007	2006
Percentage of net sales of the Chemical Business:
Industrial acids and other chemical products	38%	33%	37%
Agricultural products	36%	41%	34%
Mining products	26%	26%	29%
	100%	100%	100%
Percentage of our consolidated net sales:
Industrial acids and other chemical products	22%	16%	19%
Agricultural products	20%	20%	18%
Mining products	15%	13%	16%
	57%	49%	53%

Market Conditions for Chemical Business

We discuss below certain details of our industrial acids and other chemical products, agricultural products, mining products, major customers, raw materials and other sales and industry issues affecting our Chemical Business.

As discussed in more detail under “Overview-Economic Conditions” of the MD&A contained in this report, we are unable to definitively assess the impact to our Chemical Business sales level as a result of the current economic recession. At this time, we believe that our sales volumes expressed in tons will be lower than in 2008 and our sales dollars per unit will be less due to significantly lower raw material costs and selling prices.

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

The Baytown Facility is one of the two largest nitric acid manufacturing units in the United States, with demonstrated capacity exceeding 1,350 short tons per day. The majority of the Baytown Facility’s production is sold pursuant to a long-term contract. See discussion below under “Bayer Agreement” of this Item 1 concerning the future replacement of the Original Bayer Agreement with the Bayer Agreement.

Agricultural Products

Our Chemical Business produces AN at the El Dorado Facility and anhydrous ammonia, UAN, and ANA at the Cherokee Facility; all of which are nitrogen based fertilizers. The Cherokee Facility also has the ability to produce agricultural grade AN. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics, which produce agronomic preferences among end users. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States, which are in relatively close proximity to the El Dorado and Cherokee Facilities. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past two years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. The El Dorado Facility produces a high performance AN fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The El Dorado Facility establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural customers.

Mining Products

Our Chemical Business manufactures industrial grade AN and 83% AN solution for the mining industry. The El Dorado Facility is a party to a long-term cost-plus supply agreement. Under this supply agreement, the El Dorado Facility supplies Orica USA, Inc. (“Orica”) with a significant volume of industrial grade AN per year for a term through at least June 2011, with provisions for renewal thereafter.

Major Customers

The following summarizes net sales to our major customers relating to our products of the Chemical Business:

2008	2007	2006
Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	19%	15%	14%
Consolidated net sales	11%	7%	7%

Net sales to Orica as a percentage of:
Net sales of the Chemical Business	19%	19%	20%
Consolidated net sales	11%	9%	10%

Raw Materials

The products our Chemical Business manufacture are derived from the following raw material feedstocks: anhydrous ammonia, natural gas and sulfur.  These raw material feedstocks are commodities, subject to price fluctuations.

The El Dorado Facility purchases approximately 200,000 tons of anhydrous ammonia and 45,000 tons of sulfur annually and produces and sells approximately 470,000 tons of nitrogen-based products and approximately 150,000 tons of sulfuric acid per year. The anhydrous ammonia is purchased pursuant to a supply agreement whereby the El Dorado Facility secures the majority of its requirements of anhydrous ammonia from one supplier. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot-price of natural gas in the U.S. because anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Our cost of anhydrous ammonia is based upon formulas indexed to published industry prices, primarily tied to import prices. Prices for anhydrous ammonia were volatile during 2008, ranging from $125 to $931 per metric ton. Historically, the sulfur costs have been relatively stable; however, the recent world fertilizer market instability has led to significant volatility in the cost of this raw material. During 2008, the average prices for sulfur ranged from $150 to $617 per long ton.

The Cherokee Facility normally consumes 5 to 6 million MMBtu’s of natural gas annually and produces and sells approximately 300,000 to 370,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for anhydrous ammonia. Natural gas prices continue to exhibit volatility. In 2008, daily spot prices per MMBtu, excluding transportation, ranged from $5.36 to $13.16.

The Baytown Facility consumes more than 100,000 tons of purchased anhydrous ammonia per year. The majority of the Baytown Facility’s production is sold pursuant to a long-term contract that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. See discussion concerning a new long-term contract below under “Bayer Agreement” of this Item 1.
Spot anhydrous ammonia, natural gas and sulfur costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:

•	ammonia based upon the low Tampa metric price per ton as published by Fertecon and FMB Ammonia reports,
•	natural gas based upon the daily spot price at the Tennessee 500 pipeline pricing point, and
•	sulfur based upon the average quarterly Tampa price per long ton as published in Green Markets.

Ammonia Price Per Metric Ton	Daily Spot Natural Gas Prices Per MMBtu	Sulfur Price Per Long Ton
	High	Low	High	Low	High	Low
2008	$931	$125	$13.16	$5.36	$617	$150
2007	$460	$295	$10.59	$5.30	$112	$ 56
2006	$395	$270	$9.90	$3.54	$ 75	$ 60

As of March 6, 2009, the published price, as described above, for ammonia was $275 per metric ton, natural gas was $4.15 per MMBtu. The price per long ton for sulfur was minimal.

Effective January 1, 2009, under an agreement with its principal supplier of anhydrous ammonia, the El Dorado Facility will purchase the majority of all of its anhydrous ammonia requirements using a market price-based formula plus transportation to the El Dorado Facility through at least December 2010. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract. The Cherokee Facility’s natural gas feedstock requirements are generally purchased at spot market price.  Periodically, the El Dorado and Cherokee Facilities will hedge certain of their anhydrous ammonia and natural gas requirements with futures/forward contracts as discussed below.

Sales Strategy

Our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing arrangements that provide for the pass through of raw material costs in order to minimize the impact of the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia, natural gas and sulfur. These pricing arrangements help mitigate the commodity risk inherent in the raw material feedstocks of natural gas, anhydrous ammonia and sulfur. For 2008, approximately 62% of the Chemical Business’ sales were made pursuant to these types of arrangements. The remaining sales are primarily into agricultural markets at the price in effect at time of shipment. However, we enter into futures/forward contracts to hedge the cost of natural gas and anhydrous ammonia for the purpose of securing the profit margin on a significant portion of our sales commitments with firm sales prices in our Chemical Business. The sales prices of our agricultural products have only a moderate correlation to the anhydrous ammonia and natural gas feedstock costs and reflect market conditions for like and competing nitrogen sources. This can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Our primary efforts to improve the results of our Chemical Business include emphasizing our marketing efforts to customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector. We are also pursing the opportunity to start an idle chemical process facility as discussed in the MD&A contained in this report.

Bayer Agreement

On October 23, 2008, El Dorado Nitrogen, L.P. (“EDN”), and El Dorado Chemical Company (“EDC”), both subsidiaries of the Company, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer MaterialScience, LLC (“Bayer”).  The Bayer Agreement will replace the current Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997 (the “Original Bayer Agreement”), as of June 24, 2009. The Bayer Agreement is for a term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer will purchase from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas.  Bayer will also supply ammonia as required for production of nitric acid at the Baytown Facility, in addition to certain utilities, chemical additives and services that are required for such production.  Any surplus nitric acid manufactured at the Baytown Facility that is not required by Bayer may be marketed to third parties by EDN.

Pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Facility, except certain assets that are owned by EDN for use in the production process (the “EDN Assets”).  EDN will continue to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement. In addition, EDC will continue to guarantee the performance of EDN’s obligations under the Bayer Agreement.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment of certain fees to EDN. See further discussion of the Bayer Agreement under “Liquidity and Capital Resources - Bayer Agreement” of Item 7 of Part II of this report.

Seasonality

We believe that the only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of AN and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters" of this Item and various risk factors under Item 1A.

Competition

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Dyno Nobel North America and Terra Industries, many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Employees

As of December 31, 2008, we employed 1,878 persons. As of that date, our Climate Control Business employed 1,411 persons, none of whom was represented by a union, and our Chemical Business employed 397 persons, with 129 represented by unions under agreements that expire in July through November of 2010.

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

1.  Discharge Water Matters

The El Dorado Facility generates process wastewater, which includes storm water. The process water discharge and storm-water run off are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility believes it has demonstrated its ability to comply with the more restrictive permit limits, and the rules that support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ and EDC have entered into a consent administration order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. We believe the El Dorado Facility can comply with the revised permit; however, as of December 31, 2008, the ADEQ has not issued the revised permit.

In addition, EDC has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2008.

2.  Air Matters

An air permit modification was issued to EDC by the ADEQ on August 26, 2008, which sets new limits for ammonia emissions for the nitric acid units at the El Dorado Facility. EDC recently completed required compliance testing but the results are still pending.  Based on a previous study, the nitric acid units can meet these new limits.

3.  Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility but retained ownership of the real property. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order with the state of Kansas. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the consent order subject to reallocation.

Based on additional modeling of the site, our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. The state of Kansas approved our proposal to perform two years of surface and groundwater monitoring and to implement a Mitigation Work Plan to acquire additional field data in order to more accurately characterize the nature and extent of contaminant migration off-site. The two-year monitoring requirement expired in February 2009. The data from the monitoring program has not been evaluated by the state of Kansas and the potential costs of additional monitoring or required remediation, if any, is unknown.

At December 31, 2008, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $84,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $45,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

ITEM 1A.  RISK FACTORS

Risks Related to Us and Our Business

Cost and the lack of availability of raw materials could materially affect our profitability and liquidity.

Our sales and profits are heavily affected by the costs and availability of primary raw materials.  These primary raw materials, which are purchased from unrelated third parties, are subject to considerable price volatility. Historically, when there have been rapid increases in the cost of these primary raw materials, we have sometimes been unable to timely increase our sales prices to cover all of the higher costs incurred. While we periodically enter into futures/forward contracts to hedge against price increases in certain of these raw materials, there can be no assurance that we will effectively manage against price fluctuations in those raw materials.

Anhydrous ammonia, natural gas and sulfur represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. Although our Chemical Business has a program to enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. In addition, the Climate Control Business depends on raw materials such as copper and steel, which have shown considerable price volatility. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs. There can be no assurance that future price fluctuations in our raw materials will not have an adverse effect on our financial condition, liquidity and results of operations.

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

Our Climate Control and Chemical Businesses and their customers are sensitive to adverse economic cycles.

Our Climate Control Business can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the construction and renovation industries, which are particularly sensitive to these factors. Due to the current recession, we expect a decline in both commercial and residential construction. A decline in the economic activity in the United States has in the past, and could in the future, have a material adverse effect on us and our customers in the construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts, in our Climate Control Business and could have a material adverse effect on our operating results, financial condition and liquidity.

Our Chemical Business also can be affected by cyclical factors such as inflation, global energy policy and costs, global market conditions and economic downturns in specific industries.  Certain sales of our Chemical Business are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. We expect that certain of our industrial and mining customers will be affected by the current economic recession and could substantially reduce their purchases. A substantial decline in the activity of our Chemical Business has in the past, and could in the future, have a material adverse effect on the results of our Chemical Business and on our liquidity and capital resources.

Weather conditions adversely affect our Chemical Business.

The agricultural products produced and sold by our Chemical Business have in the past, and could in the future, be materially affected by adverse weather conditions (such as excessive rains or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operation.

Environmental and regulatory matters entail significant risk for us.

Our Chemical Business is subject to numerous environmental laws and regulations. The manufacture and distribution of chemical products are activities, which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we have established processes to monitor, review and manage our businesses to comply with the numerous environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on its operations and our financial condition.

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with current and possible future government regulations, including the Homeland Security Act of 2002.

The chemical industry in general, and producers and distributors of anhydrous ammonia and AN specifically, are scrutinized by the government, industry and public on security issues.  Under current and proposed regulations, including the Homeland Security Act of 2002, we may be required to incur substantial additional costs relating to security at our chemical facilities, distribution centers, and our customers, as well as in the transportation of our products.  These costs could have a material impact on our financial condition and results of operation. The cost of such regulatory changes, if significant enough, could lead some of our customers to choose alternate products to  anhydrous  ammonia and AN, which would have a significant impact on our Chemical Business.

A substantial portion of our sales is dependent upon a limited number of customers.

During 2008, five customers of our Chemical Business accounted for 51% of its net sales and 29% of our consolidated sales, and our Climate Control Business had one customer that accounted for 18% of its net sales and 7% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

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

Potential increase of imported ammonium nitrate from Russia

In 2000, the United States and Russia entered into a suspension agreement limiting the quantity of, and setting the minimum prices for, fertilizer grade AN sold from Russia into the United States.

The Russians have requested that the suspension agreement be changed to only require that the prices of its imported AN reflect the Russian producers full production costs, plus profit.  The Russian producers of AN could benefit from state set prices of natural gas, the principal raw material for AN, which could be less than what U.S. producers are required to pay for their natural gas. Other factors, however, such as transportation costs may partially offset natural gas and production cost advantages. This change, if accepted by the United States, could result in a substantial increase in the amount of AN imported into the United States from Russia at prices that could be less than the cost to produce AN by U.S. producers plus a profit.  Russia is the world’s largest producer of fertilizer grade AN, and we are led to believe that it has substantial excess AN production capacity.

For 2008, net sales of fertilizer grade AN accounted for 18% and 10% of our Chemical Business net sales and consolidated net sales, respectively. If the suspension agreement is changed, as discussed above, this change could result in Russia substantially increasing the amount of AN sold in the United States at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.

We are effectively controlled by the Golsen Group.

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) beneficially owned as of February 28, 2009, an aggregate of 3,624,843 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represent approximately 20.5% of the voting power of our issued and outstanding voting securities as of that date.  In addition, the Golsen Group also beneficially owned options and other convertible securities that allowed its members to acquire an additional 208,500 shares of our common stock within 60 days of February 28, 2009. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

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

Many of our insurance policies are written by AIG, which has experienced and is continuing to experience financial difficulties.

It has been publicly reported that American International Group, Inc. (“AIG”) has experienced significant financial difficulties and is continuing to experience significant financial difficulties.  AIG is a holding company for several different subsidiary insurance companies.  AIG’s insurance subsidiary or subsidiaries provide many of our casualty, workers compensation and other insurance policies, including, but not limited to, our general liability policy, which includes certain pollution coverage, excess umbrella policy, and officer and director liability policy covering us and our officers and directors against certain securities’ law claims.  We and one of our executive officers are currently involved in certain legal proceeding in which AIG or its subsidiaries has agreed to defend and to indemnify against loss under a reservation of rights.  In the event of a failure of AIG and/or its subsidiaries, it is unknown whether AIG or the applicable subsidiary that is the insurer under our policies or the applicable regulatory authorities can comply with the insurer’s obligations under our policies.  Further, in the event of a failure by AIG and/or its subsidiaries, we could be required to replace these policies.  If it becomes necessary to replace the policies written by subsidiaries of AIG, it may difficult or impossible to replace these policies or, if we can replace these policies, to replace them on substantially similar terms as our existing insurance policies.

We have not paid dividends on our outstanding common stock in many years.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the foreseeable future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2009.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crisis, etc.), have and could negatively impact the U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past, and can in the future, negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the United States and elsewhere. These attacks or natural disasters have contributed to economic instability in the United States and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers.  In the past, hurricanes affecting the Gulf Coast of the United States have negatively impacted our operations and those of our customers.  The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

We are the subject of an SEC enforcement action.

In August 2006, we were notified that the SEC was conducting an informal inquiry primarily in connection with the change in inventory accounting from LIFO to FIFO of approximately $500,000 by one of our subsidiaries that resulted in our restatement of our 2004 audited financial statements and our interim financial statements contained in our Form 10-Q’s for the quarters ended March 31, 2005 and June 30, 2005. We responded to that inquiry. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. During May 2008, we made a written submission to the senior staff of the SEC, and we have had discussions with the senior staff after such submission. The staff has indicated that it is still their intention to recommend to the SEC to bring a civil injunction action against us and seek authority from the SEC to file such action. In addition, the SEC has also made assertions against our former principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil proceedings against him. The former principal accounting officer resigned as principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president in charge of lending compliance and cash management and will be involved in our banking relationships, acquisitions and corporate planning. We are currently in discussions with the staff of the SEC regarding the settlement of this matter. There are no assurances this matter will be settled.

We are a holding company and depend, in large part, on receiving funds from our subsidiaries to fund our indebtedness.

Because we are a holding company and operations are conducted through our subsidiaries, principally ThermaClime and its subsidiaries, our ability to make scheduled payments of principal and interest on our indebtedness depends, in large part, on the operating performance and cash flows of our subsidiaries and the ability of our subsidiaries to make distributions and pay dividends to us. Under its loan agreements, ThermaClime and its subsidiaries may only make distributions and pay dividends to us under limited circumstances and in limited amounts.

Our net operating loss carryforwards are subject to certain limitations and examination.

We had generated significant net operating loss (“NOL”) carryforwards from certain historical losses.  As of December 31, 2008, we have utilized all of the remaining federal NOL carryforwards and a portion of our state NOL carryforwards.  The utilization of these NOL carryforwards has reduced our income tax liabilities.  The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2005-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

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

We have authorized and unissued (including shares held in treasury) 53,890,188 shares of common stock and 4,229,454 shares of preferred stock as of December 31, 2008. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

We have adopted a preferred share purchase plan, which is designed to protect us against certain creeping acquisitions, open market purchases and certain mergers and other combinations with acquiring companies.

The foregoing provisions and agreements are designed to discourage a third party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management.

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless;

•	prior to such time the board of directors of the corporation approved the business combination that results in the stockholder becoming an invested stockholder;
•	the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction;
•	two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the board of directors; or
•	the stockholders of the corporation amends its articles of incorporation or by-laws electing not to be governed by this provision.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma. We lease this facility, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2008, approximately 78% of the productive capacity of this manufacturing facility was being utilized, based primarily on two ten-hour shifts per day and a four-day work week. In addition, we own a 46,000 square foot building subject to a mortgage, which is adjacent to our existing heat pump manufacturing facility, primarily used for storage of raw material inventory. Also we utilize approximately 110,000 square feet of an existing facility for a distribution center, which facility is subject to a mortgage.

Our Climate Control Business conducts its fan coil manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. For 2008, our fan coil manufacturing operation was using 81% of the productive capacity, based on one ten-hour shift per day and a four-day work week and a limited second shift in selected areas.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 110,000 square feet. We own this facility subject to a mortgage. For 2008, approximately 58% of the productive capacity of this manufacturing facility was being utilized, based on one eight-hour shift on a five-day work week and a partial second shift in selected areas.

All of the properties utilized by our Climate Control Business are considered by our management to be suitable to meet the current needs of that business. However, based on our long-term strategy, we are planning an expansion of our geothermal and water source heat pump plant facility with a 78,000 square foot addition and another 40,000 square foot addition to our air coil production facility.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 160 acres of a 1,300 acre tract of land located at the Cherokee Facility and (c) on leased property within Bayer’s complex in the Baytown, Texas. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. The Baytown Facility is currently leased pursuant to a long-term lease with an unrelated third party. See discussion above concerning the notice provided by Bayer to exercise its option to purchase from this third party all of the assets comprising the Baytown Facility, except the EDN assets, under “Bayer Agreement” of Item 1. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $50 million term loan. For 2008, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado Facility (1)	86%
Cherokee Facility (2)	89%
Baytown Facility	81%

(1) The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.

(2) The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility has additional capacity for nitric acid, AN and urea in excess of its ammonia capacity.

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

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2 (“Series 2 Preferred”) or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that it would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group is able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

•
for a period of five years from the completion of an exchange or tender to repurchase, redeem or otherwise acquire shares of our common stock, without approval of the outstanding Series 2 Preferred irrespective that dividends are accrued and unpaid with respect to the Series 2 Preferred; or

•
to provide that holders of Series 2 Preferred may not elect two directors to our Board of Directors when dividends are unpaid on the Series 2 Preferred if less than 140,000 shares of Series 2 Preferred remain outstanding.

During 2007, we made a tender offer for our outstanding Series 2 Preferred at the rate of 7.4 shares of our common stock for each share of Series 2 Preferred so tendered. In July 2007, we redeemed the balance of our outstanding shares of Series 2 Preferred. Pursuant to its terms, the Series 2 Preferred was convertible into 4.329 shares of our common stock for each share of Series 2 Preferred. As a result of the redemption, the Jayhawk Group converted the balance of its Series 2 Preferred pursuant to the terms of the Series 2 Preferred in lieu of having its shares redeemed.

During November 2008, the Jayhawk Group filed suit against us and Golsen in a lawsuit styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc., et al., in the United States District Court for the District of Kansas at Kansas City. The complaint alleges that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,
•	violation of 14(d) of the Securities and Exchange Act of 1934 and Rule 14d-10,
•	violation of 10(b) of the Exchange Act and Rule 10b-5,
•	violation of 18 of the Exchange Act,
•	violation of 17-12A501 of the Kansas Uniform Securities Act, and
•	breach of fiduciary duty.

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. As of December 31, 2008, a liability of $100,000 has been established for the Jayhawk claims.

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

Other Claims and Legal Actions

Wetherall v. Climate Master is  a proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiffs asserted claims based upon negligence, strict liability, breach of implied warranties, unjust enrichment and the Illinois Consumer Fraud and Deceptive Business Practices Act.  The plaintiffs have dismissed the first three of these claims and the last two of these claims remain pending. Climate Master has filed a motion for summary judgment as to the remaining claims, and that motion is pending. Climate Master has removed this action to federal court. Climate Master has also filed its answer denying the plaintiffs’ claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. One of these insurers has denied coverage, and one is out of business and has been liquidated and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. The policies associated with insurers that have not declined coverage in this matter and remain in business have deductible amounts ranging from $100,000 to $250,000. Climate Master intends to vigorously defend itself in connection with this matter. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at December 31, 2008.

Patent Litigation Matter - On December 7, 2007, Huntair Inc. filed a lawsuit against our subsidiary, ClimateCraft, Inc., alleging patent infringement in the United States District Court for the Northern District of Illinois, Eastern Division.  In January 2009, this lawsuit was settled and we paid an immaterial amount that was accrued as of December 31, 2008.

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the board of directors. Information regarding the Company's executive officers is as follows:

Jack E. Golsen (1)
Chairman of the Board and Chief Executive Officer.  Mr. Golsen, age 80 first became a director in 1969. His term will expire in 2010. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico.  Mr. Golsen is a Trustee of Oklahoma City University.  During his career, he acquired or started the companies which formed LSB.  He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by LSB.

Barry H. Golsen (1)
Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 58, first became a director in 1981. His term will expire in 2009. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen also served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss
Executive Vice President of Operations and Director. Mr. Goss, age 68, first became a director in 1971. His term will expire in 2009. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby
Executive Vice President of Finance and Director. Mr. Shelby, age 67, first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Jim D. Jones
Senior Vice President and Treasurer. Mr. Jones, age 66, has been Senior Vice President and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1)
Senior Vice President and General Counsel. Mr. Shear, age 49, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

Michael G. Adams
Vice President and Corporate Controller. Mr. Adams', age 59, was appointed to this position effective October 16, 2008 and has served as an officer of the Company since March 1990. Mr. Adams is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Adams is a graduate of the University of Oklahoma.

Harold L. Rieker Jr.
Vice President and Principal Accounting Officer. Mr. Rieker, age 48, was appointed to this position effective October 16, 2008 and has served as an officer of the Company since March 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

 (1) Barry H. Golsen is the son of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 28, 2008, our common stock began trading on the New York Stock Exchange under the symbol “LXU”. Prior to that date, our common stock traded on the American Stock Exchange under the same symbol. The following table shows, for the periods indicated, the high and low sales prices.

Year Ended
December 31,
2008	2007
Quarter	High	Low	High	Low
First	$28.80	$13.80	$15.71	$11.41
Second	$20.83	$13.45	$23.70	$14.76
Third	$24.59	$13.11	$25.25	$17.00
Fourth	$14.67	$6.65	$28.85	$20.54

Stockholders

As of March 6, 2009, we had 679 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our preferred stock and our common stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ThermaClime (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the $50 million revolving credit facility (the “Working Capital Revolver Loan”) and the $50 million loan agreement due 2012 (the “Secured Term Loan”). Under the terms of these agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

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

In 2001, we issued shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and in 1985, we issued shares of Series B 12% convertible, cumulative preferred stock ("Series B Preferred"). As of December 31, 2008, we have issued and outstanding 1,000,000 shares of Series D Preferred, 20,000 shares of Series B Preferred, and 547 shares of noncumulative redeemable preferred stock (“Noncumulative Preferred”). Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

On February 9, 2009, our board of directors declared the following dividends to holders of record on March 20, 2009:

•	$0.06 per share on our outstanding Series D Preferred for an aggregate dividend of $60,000, payable on March 31, 2009;
•	$12.00 per share on our outstanding Series B Preferred for an aggregate dividend of $240,000, payable on March 31, 2009; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $5,500, payable on April 1, 2009.

All shares of Series D Preferred and Series B Preferred are owned by the Golsen Group.

Holders of our common stock are entitled to receive dividends only when declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2009.

Sale of Unregistered Securities

During the three months ended December 31, 2008, we issued the following unregistered equity securities:

On November 14, 2008, we issued 160 shares of common stock upon the holder’s conversion of 4 shares of our Noncumulative Preferred.  Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative

Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration were paid for this issuance.   We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2008, the Company and affiliated purchasers, as defined, purchased treasury stock as shown in the following table:

Period	(a) Total number of shares of common stock acquired (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
October 1, 2008 - October 31, 2008	-	$-	-

November 1, 2008 - November 30, 2008	260,000	$7.07	200,000

December 1, 2008 - December 31, 2008	90,000	$7.02	-
Total	350,000	$7.06	200,000	See (2)

(1)  During the fourth quarter of 2008, we purchased 200,000 shares of common stock at market prices from an unrelated third party and are being held as treasury stock.  In addition, the Golsen Group purchased 150,000 shares of our common stock in the open market.

(2)  As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.

During the three months ended December 31, 2008, the Company and affiliated purchasers, as defined, purchased its 5.5% Convertible Senior Subordinated Notes due 2012 (“2007 Debentures”) as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1, 2008 - October 31, 2008	-	$-	-

November 1, 2008 - November 30, 2008	20,000	$694.25	15,000

December 1, 2008 - December 31, 2008	4,500	$649.17	4,500
Total	24,500	$685.97	19,500	40,500

(A)  One unit represents a $1,000 principal amount of the debenture. During the fourth quarter of 2008, we acquired $19.5 million aggregate principal amount of the debentures. In addition, the Golsen Group acquired $5.0 million aggregate principal amount of the debentures.

Preferred Share Rights Plan

In December 2008, we adopted a renewed shareholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction. The rights plan became effective on January 5, 2009, upon the expiration of our previous shareholder rights plan.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group (other than the acquirer) acquires or announces a tender or exchange offer for 15% or more of our common stock.  Each Right entitles the holder to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of our common stock (other than the acquirer), will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock. Our Board of Directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.

ITEM 6.  SELECTED FINANCIAL DATA (1)

Years ended December 31,

2008	2007	2006	2005	2004
(Dollars In Thousands, Except Per Share Data)
Selected Statement of Income Data:
Net sales	$748,967	$586,407	$491,952	$397,115	$363,984
Interest expense (2)	$11,381	$12,078	$11,915	$11,407	$7,393
Provisions for income taxes (3)	$18,776	$2,540	$901	$118	$-
Income from continuing operations before cumulative effect of accounting change (1) (4)	$36,560	$46,534	$15,768	$5,634	$745
Cumulative effect of accounting change	$-	$-	$-	$-	$(536)
Net income	$36,547	$46,882	$15,515	$4,990	$209
Net income (loss) applicable to common stock	$36,241	$41,274	$12,885	$2,707	$(2,113)
Income (loss) per common share applicable to common stock:
Basic:
Income (loss) from continuing operations before cumulative effect of accounting change	$1.71	$2.09	$.92	$.25	$(.12)
Net income (loss) from discontinued operations	$-	$.02	$(.02)	$(.05)	$-
Cumulative effect of accounting change	$-	$-	$-	$-	$(.04)
Net income (loss)	$1.71	$2.11	$.90	$.20	$(.16)
Diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$1.58	$1.82	$.77	$.22	$(.12)
Net income (loss) from discontinued operations	$-	$.02	$(.01)	$(.04)	$-
Cumulative effect of accounting change	$-	$-	$-	$-	$(.04)
Net income (loss)	$1.58	$1.84	$.76	$.18	$(.16)

Selected Balance Sheet Data:
Total assets	$335,767	$307,554	$219,927	$188,963	$167,568
Redeemable preferred stock	$52	$56	$65	83	$97
Long-term debt, including current portion	$105,160	$122,107	$97,692	$112,124	$106,507
Stockholders' equity	$130,044	$94,283	$43,634	$14,861	$9,915

Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)	See discussions included in Item 7 of Part II of this report.
(2)
In May 2002, the repurchase of senior unsecured notes using proceeds from a financing agreement was accounted for as a voluntary debt restructuring. As a result, subsequent interest payments associated with the financing agreement debt were recognized against the unrecognized gain on the transaction. The financing agreement debt was repaid in September 2004.

(3)
Beginning in the fourth quarter of 2007, we began recognizing a provision for regular federal income taxes as the result of reversing the valuation allowance on federal NOL carryforwards and other timing differences and the associated utilization of the federal NOL carryforwards.

(4)	Income from continuing operations before cumulative effect of accounting change includes a gain on extinguishment of debt of $5.5 million and $4.4 million for 2008 and 2004, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2008 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engages in the manufacturing and selling of a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used in controlling the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.  For 2008, approximately 41% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business engages in the manufacturing and selling of nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. Our products include industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions and various other products. For 2008, approximately 57% of our consolidated net sales relates to the Chemical Business.

Economic Conditions

The current state of the economy creates significant uncertainty relative to the industrial, construction and agricultural markets that we serve.  We based our 2009 business plan upon our assumption that during most of 2009, the economy will continue to contract due to additional loss of jobs, declining consumer demand and limited credit availability.  However, our 2009 business plan is a moving target that will be adjusted frequently as we measure customer demand during the first and second quarters. We plan to adjust our controllable costs when and as market conditions dictate.

Since we serve several diverse markets, we have to consider market fundamentals for each market individually as we plan our production levels.

In our Climate Control Business, approximately 81% of our 2008 Climate Control sales relate to commercial construction and the balance, or 19%, relates to single-family residential geothermal heat pumps. Based on published industry forecasts predicting significant declines in commercial and residential construction, we expect to see lower volumes in Climate Control sales during 2009, as compared to 2008 for most of our products.

At this time, however, we are unable to assess the impact to our sales level. The longer term outlook after 2009 will, in our opinion, depend upon the recovery of the credit and capital markets and the general economy.

One bright spot is the recently enacted American Reinvestment and Recovery Act of 2009. We believe that tax credits and incentives, and certain planned direct spending by the federal government contained in the Act, could stimulate sales of our geothermal heat pump products, as well as other products that could be used to modernize federally owned and operated buildings, military installations, public housing and hospitals.

Orders received for all Climate Control products in the fourth quarter of 2008 were $59.1 million compared to $53.9 million in the fourth quarter of 2007 and $82.3 million average for the first three quarters of 2008. Our backlog at the end of 2008 was $68.5 million, which provides solid support going into the first quarter of 2009.  Beyond the first quarter, the potential sales level is uncertain.  Our orders for January and February of 2009 averaged $16 million per month compared to a monthly average of $25 million for the same period of 2008.

In our Chemical Business, approximately 64% of our 2008 Chemical Business sales consisted of:

•	nitric acid, sulfuric acid and anhydrous ammonia sold to industrial customers; and
•	industrial grade AN and nitrogen solutions sold to mining customers.

Most of these sales were pursuant to sales contracts and or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.

Approximately 85% of our 2008 industrial and mining sales were to customers that have contractual obligations to purchase a minimum annual quantity or allow us to recover our costs plus a profit, irrespective of the volume of product produced.  We expect that many of these mining and industrial customers will take significantly less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors.

In 2008, approximately 36% of our Chemical Business sales were nitrogen fertilizer sold in the agricultural markets including:

•	AN produced at our El Dorado Facility from purchased anhydrous ammonia and,
•	UAN produced at our Cherokee Facility from natural gas.

The agricultural product sales, unlike the majority of our industrial and mining sales, are not sold at a formula price but instead at the market price in effect at the time of sale or at a negotiated future price.   Due to the unpredictable volatility in the commodity markets, it is difficult at this point to predict with any certainty the 2009 volume level and profit margins.

We believe that our 2009 sales volume expressed in tons will be lower than in 2008 and, due to the steep market price declines in most commodities in the latter half of 2008, including anhydrous ammonia and natural gas, as well as our selling prices per unit, our sales dollars per unit will also be lower.

Further beginning in June 2009 when the new Bayer Agreement takes effect, net sales will decrease as a result of the reduction in the Baytown Facility’s lease expense that was a pass through cost component in our sales price.  This reduction will be the result of Bayer exercising its option to purchase from a third party all of the assets comprising the Baytown Facility, except certain assets owned by EDN.

We expect agricultural operating margins in dollars to be less based upon the current spread between natural gas cost and UAN market prices and the current spread between anhydrous ammonia cost and AN market prices. Due to unfavorable weather during the fall and the deferral of nitrogen applications because of higher fertilizer prices, the fall fertilizer application was below expectation. A significant amount of nitrogen fertilizer remained in the distribution and storage systems and at very high costs. During the period leading up to the fourth quarter of 2008, the price of natural gas and anhydrous ammonia was very high relative to the preceding 12 months. Significant amounts of nitrogen fertilizer were put into storage and, due to the lower than normal application of these fertilizers in the fall of 2008, the product did not move out of storage. As a result, the distribution and storage systems in North America were full, causing a number of producers to curtail production. Industry sources are predicting that due to plant curtailments, fewer imports, the deferral of the 2008 fall nitrogen application, and low global grain inventories, a decreased supply will be available to meet demand after the initial spring application depletes the fertilizer in storage.   However, we are unable to predict if product prices and margins will respond favorably.

Irrespective of our assumptions, the actual results for agricultural products will depend upon the global and domestic supply of and the demand for nitrogen fertilizer and agricultural products, including but not limited to, corn and wheat.

Recent figures from the Commerce Department reflect that gross domestic product declined at a 6.2% annual rate in the fourth quarter of 2008, which is far worse than previously thought. Economic indicators for the first two months of 2009 point to a deepening recession. These indications would imply that a rebound in 2009 is unlikely. As a result, we will make changes to our controllable cost structure, as conditions dictate.

2008 Results

Our consolidated net sales for 2008 were $749.0 million compared to $586.4 million for 2007, our consolidated operating income was $59.2 million compared to $59.0 million in 2007, and our consolidated net income was $36.5 million, after an income tax provision of $18.8 million, compared to net income of $46.9 million, after an income taxes provision of $2.5 million, for 2007.

The sales increase of $162.6 million includes an increase of $25.0 million in our Climate Control Business and an increase of $135.3 million in our Chemical Business. Our Chemical Business’ increase relates to significantly higher selling prices primarily reflecting higher raw material costs. As a result of our ability to pass through most raw material cost increases in the sales price on a significant portion of the sales of our Chemical Business, our Chemical Business was able to maintain a consistent level of gross profit, excluding the significant items discussed below. However, since the increase in sales was primarily a result of increases in raw material costs instead of volume increases, the gross profit as a percent of sales declined significantly. In addition, our Chemical Business recognized other significant items in 2008 that negatively affected gross profit and operating income as discussed in the table below.

With respect to gross profit and operating income, there are a number of factors that affect the comparability of 2008 to 2007.  Our Chemical Business’ gross profit and operating income includes the following significant income (loss) items:

2008	2007	Effect
	(In Millions)
Unrealized non-cash losses on commodities contracts	$(5.3)	$(0.2)	$(5.1)
Unplanned maintenance downtime of Cherokee Facility	(5.1)	(1.1)	(4.0)
Insurance recoveries of business interruption claims	-	3.8	(3.8)
LCM provision on inventory	(3.6)	-	(3.6)
Net precious metals expense	(6.3)	(2.6)	(3.7)
Expense for Turnarounds	(6.0)	(3.4)	(2.6)
Total effect on gross profit	(26.3)	(3.5)	(22.8)
Expenses relating to the Pryor Facility	(2.4)	(1.0)	(1.4)
Other income from litigation judgment/settlement	7.6	3.3	4.3
Total effect on operating income (1)	$(21.1)	$(1.2)	$(19.9)

(1)	See discussion of these items below under “Chemical Business.”

In addition, during 2008, we acquired $19.5 million aggregate principal amount of the 2007 Debentures for $13.2 million and recognized a gain on extinguishment of debt of $5.5 million, after expensing $0.8 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Also income taxes have a significant effect on the comparability of net income for 2008 compared to 2007. For 2008, we recognized a provision for income taxes of $18.8 million compared to $2.5 million in 2007. During 2008, we recognized current and deferred federal and state income taxes due, in part, to increased taxable income, fewer NOL carryforwards available to offset taxable income and higher effective tax rates. In addition during 2008, we performed a detailed analysis of all our deferred tax assets and liabilities and determined that our deferred tax assets were understated by approximately $1.8 million.  As a part of our analysis, we reviewed the realizability of these deferred tax assets and determined that a valuation allowance of approximately $0.3 million was required.  Accordingly, the addition of the deferred tax assets and the associated valuation allowance resulted in an income tax benefit (a reduction to our income tax provision) of approximately $1.6 million.  This income tax benefit is included in our net income tax provision of $18.8 million for 2008.

As previously reported, the 2007 provision included a current provision for federal income taxes of approximately $5.3 million for regular federal income tax and alternative minimum income tax (“AMT”).  The 2007 provision also included a current provision of state income taxes of approximately $2.0 million, which included the provision for 2007 state income taxes, as well as, approximately $1.0 million for uncertain state income tax positions recognized in accordance with FIN 48.  The 2007 provisions were partially offset by a benefit for deferred income taxes of approximately $4.7 million resulting from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences as previously reported.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continued to do so during 2008.

Climate Control’s net sales were approximately $311.4 million compared to $286.4 million for 2007, an increase of $25.0 million or 8.7%. The improvement in net sales relates to a 15.7% increase in geothermal and water source heat pump products and a 4.3% increase in other HVAC products, partially offset by a 2.7% decline in sales of our fan coil products.

For 2008, the order level was $305.9 million as compared to $241.6 million for 2007, an increase of $64.3 million or 26.6%. Consistent with net sales, the increase in orders was primarily for geothermal and water source heat pump products.  There was some softening in the order level for hydronic fan coil products that was offset by orders for other HVAC products.

Due to the increase in net sales, Climate Control’s gross profit in 2008 increased to $96.6 million, or 31.0% of net sales, as compared to $83.6 million, or 29.2% of net sales, in 2007. For 2008, Climate Control’s operating income before allocation of corporate overhead was $38.9 million compared to $34.2 million in 2007. For 2008, gross profit and operating income, as a percentage of net sales, were positively impacted by an increase of $1.3 million in copper futures contracts gains as compared to 2007.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial construction sectors that we serve, including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Multi-Family
•	Lodging
•	Education
•	Healthcare
•	Offices
•	Manufacturing

We expect continued volatility in material costs, especially for copper, steel, aluminum and components that include those metals. Although we continue to monitor and take measures to mitigate and control material cost fluctuations through hedging transactions, contract purchases and volume agreements, there can be no assurance that our selling prices will track raw material and component cost changes. During the fourth quarter of 2008, commodity prices, including copper and aluminum, dropped considerably.

The majority of our Climate Control business is subject to the competitive bid process and the opportunity to pass through cost increases for materials depends on market conditions at the time we are bidding for a job. Once an order is accepted and entered into our backlog, the price usually cannot be adjusted to pass through any subsequent changes in our costs.

Our Climate Control Business manufactures most of its products to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that reduces the amount of inventory required to warehouse. At December 31, 2008, the backlog of confirmed orders was approximately $68.5 million compared to $54.5 million at December 31, 2007. We expect to ship substantially all the orders in the backlog within the next twelve months and have the production capacity in place to do so.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Our Climate Control Business' profitability over the last few years has been affected by operating losses of certain product lines being developed during that time. Our emphasis has been to increase the sales levels of these operations above the breakeven point. During 2007 and 2008, the results for these products reflected modest improvement. Although these products have not yet achieved profitability, we continue to believe that these products have good long-term prospects.

Management focuses on the following objectives for Climate Control:

•	monitoring and managing to the current economic environment,
•	increasing the sales and operating margins of all products,
•	developing and introducing new and energy efficient products,
•	improving production and product delivery performance, and
•	expanding the markets we serve, both domestic and foreign.

Chemical Business

Our Chemical Business has three chemical production facilities: the El Dorado Facility, the Cherokee Facility and the Baytown Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we own idle ammonia and downstream derivative chemical process facility in Pryor, Oklahoma (the “Pryor Facility”), which we are in the process of activating, subject to the Pryor Facility obtaining a sales or distribution agreement satisfactory to

us. When and if activated, this facility will produce anhydrous ammonia and UAN from natural gas. See additional discussion of the Pryor Facility below under “Liquidity and Capital Resources - Pryor Facility.”

Our Chemical Business reported net sales for 2008 of $424.1 million compared to $288.8 million for 2007, an increase of $135.3 million. Operating income before allocation of corporate overhead was $31.3 million compared to $35.0 million in the same period of 2007.

The increase in sales of $135.3 million is primarily attributable to significantly higher selling prices for our products produced at our facilities.

As shown in the table above and discussed below, our Chemical Business’ operating income for 2008 decreased by a net $21.1 million for unrealized losses on outstanding commodities contracts, costs relating to unplanned maintenance downtime of the Cherokee Facility, a lower of cost or market provision on inventory, net expenses for precious metals, expenses associated with Turnarounds, and expenses associated with the possible start up of the Pryor Facility, partially offset by other income from litigation judgment and settlement. For 2007, significant items decreased operating income by a net $1.2 million. Excluding these significant items for both periods, results for 2008 are favorable compared to 2007.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During 2008, natural gas ranged in price from $5.36 to $13.16 per MMBtu and averaged approximately $9.62 per MMBtu compared to an average price in 2007 of $7.37 per MMBtu. At March 6, 2009, the price for natural gas was $4.15 per MMBtu. During 2008, anhydrous ammonia ranged in price based on the low Tampa metric price per ton from $125 to $931 per metric ton and averaged approximately $587, compared to an average price in 2007 of $333 per metric ton. At March 6, 2009, the Tampa price for anhydrous ammonia was $275 per metric ton. During 2008, sulfur ranged in price based on the quarterly Tampa long ton price from $150 to $617 per long ton and averaged approximately $368, compared to an average price in 2007 of $78 per long ton. At March 6, 2009, the Tampa price per long ton for sulfur was minimal. Due to the volatility of these commodity markets, we continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs.

We have entered into futures/forward contracts to hedge the cost of natural gas and anhydrous ammonia for the purpose of securing the profit margin on a significant portion of our sales commitments with firm sales prices in our Chemical Business. Recent extreme volatility in natural gas and ammonia futures prices has created wide swings in the market value of our natural gas and ammonia hedges.  Due to a steep decline in natural gas and ammonia futures prices, the unrealized non-cash losses on our outstanding natural gas and ammonia hedges totaled approximately $5.3 million at December 31, 2008, of which approximately $2.5 million relate to contracts that will settle during the first quarter of 2009.  These hedges contractually secure a large portion of the profit margin on significant orders for our Chemical Business by locking in the cost of these raw material feedstocks as well as the ultimate sales price of the end product. We believe the customers that have entered into these sales commitments with us will fulfill their obligations to purchase the products at contracted prices. The mark-to-market accounting adjustments produce volatility in our consolidated financial statements. The unrealized gains or losses are non-cash items and economically hedge the profit margin of these sales commitments.

During the third quarter of 2008, the Cherokee Facility experienced repeated unplanned maintenance downtime, which downtime reduced production and sales by our Chemical Business. As a result, interim repairs were made at the Cherokee Facility during this period. Due to this repeated downtime, the Cherokee Facility lost approximately 20 days of operation reducing our Chemical Business’ gross profit and operating income by an estimated $5.1 million during the third quarter of 2008. During 2007, the Cherokee Facility experienced unplanned maintenance downtime, which reduced gross profit and operating income by an estimated $1.1 million.

At December 31, 2008, our Chemical Business recognized a lower of cost or market (“LCM”) provision of $3.6 million due to declines in global nitrogen prices as demand fell as the result of buyers’ concerns over volatile commodity prices and the global economic crisis.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process of nitric acid. The market prices of these precious metals were highly volatile during 2008. During major maintenance and capital projects performed in 2008 and 2007, we performed procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment. Also during 2007, we sold a portion of our precious metals that exceeded our production requirements.  As the result, precious metals expense, net of recoveries and gains, increased $3.7 million as compared to 2007. Current prices for precious metals are less than half the prices were a year ago and are significantly lower than the peak levels reached in June 2008.

Our Chemical Business expenses the costs of Turnarounds as they are incurred. During 2008, expenses for Turnarounds were approximately $6.0 million compared to $3.4 million during 2007. The increase in Turnaround costs relates primarily to certain Turnarounds that are performed every 18-24 months compared to certain Turnarounds that are performed annually. Based on our current plan for Turnarounds to be performed during 2009, we currently estimate that we will incur approximately $5.0 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

As discussed below under “Liquidity and Capital Resources - Pryor Facility”, we are in the process of activating the Pryor Facility, subject to obtaining a sales or distribution agreement. As a result, our expenses associated with the Pryor Facility increased approximately $1.4 million in 2008 compared to 2007.

As previously reported, in 2008, our Chemical Business recognized income from a litigation judgment of approximately $7.6 million, net of attorneys’ fees.  On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. During 2007, our Chemical Business reached a settlement with Dynegy, Inc. and one of its subsidiaries, relating to a previously reported lawsuit. This settlement of $3.3 million reflects the net proceeds of approximately $2.7 million received and the retention of a disputed accounts payable amount of approximately $0.6 million.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector. A significant percentage of the costs to operate process plants, other than costs for raw materials and utilities, are fixed costs.  Our long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced.

Repurchase of Portion of 2007 Debentures

During 2008, we acquired $19.5 million aggregate principal amount of the 2007 Debentures for $13.2 million and recognized a gain on extinguishment of debt of $5.5 million, after expensing $0.8 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired. The repurchase of these debentures was funded by our working capital.

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

December 31, 2008	December 31, 2007
(In Millions)
Cash and cash equivalents	$46.2	$58.2

Long-term debt:
2007 Debentures due 2012	$40.5	$60.0
Secured Term Loan due 2012	50.0	50.0
Other	14.7	12.1
Total long-term debt	$105.2	$122.1

Total stockholders’ equity	$130.0	$94.3

We believe our capital structure and liquidity reflect a reasonably sound financial position. At December 31, 2008, our cash and cash equivalents were $46.2 million and our $50 million Working Capital Revolver Loan with Wells Fargo Foothill was undrawn and available to fund operations, if needed, subject to the financial viability of the lender. During 2008, we had no outstanding borrowings under the Working Capital Revolver Loan. At December 31, 2008, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 0.8 to 1 as compared to 1.3 to 1 at December 31, 2007.

For 2009, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Due to the uncertainty relative to the current recession, we are evaluating the effect upon our internally generated cash flows that could occur if we experience significant declines in our sales volumes.

The 5.5% Convertible Senior Subordinated Notes due 2012 (the “2007 Debentures”) bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. As previously reported, our board of directors has granted management the authority, commencing March 12, 2008, to repurchase all or a portion of the 2007 Debentures on favorable terms if an opportunity is presented on terms satisfactory to management. Under this authority, we acquired $19.5 million aggregate principal amount of these debentures during the fourth quarter of 2008 as discussed above under “Repurchase of Portion of 2007 Debentures.”

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2008 was approximately 6.19%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2008, we had approximately $49.5 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and their non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. Based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations in 2009, subject to the financial viability of the lender.

Income Taxes

As previously discussed, in 2007 and certain prior years, our effective tax rate had been minimal due to the valuation allowances on federal NOL carryforwards and other deferred tax assets. In the third quarter of 2007, due to our improved operating results, it was determined that the valuation allowances were no longer necessary. At December 31, 2007, we had minimal federal NOL carryforwards remaining, which were utilized during 2008. As a result, in 2008, we recognized and paid federal income taxes at regular corporate tax rates, which we expect to continue in 2009.

In addition, the utilization of the NOL carryforwards has reduced our income tax liabilities.  The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2005-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

Capital Expenditures

General

Cash used for capital expenditures during 2008 was $32.6 million, including $8.7 million primarily for property, production equipment, and other upgrades for additional capacity in our Climate Control Business and $23.6 million for our Chemical Business, primarily for process and reliability improvements of existing facilities.

As discussed below, our current commitment for 2009 is approximately $10.4 million. Other capital expenditures for 2009 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to both our Chemical and Climate Control Businesses that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $10.4 million for 2009. The expenditures include $6.9 million for process and reliability improvement in our Chemical Business, including $2.9 million relating to the Pryor Facility (see discussion below regarding our expected costs to activate the Pryor Facility). In addition, our current commitments include $3.5 million primarily for production equipment and facilities upgrades in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements. In addition to committed capital expenditures and other than Pryor Facility’s capital expenditures, we have planned capital expenditures in our Climate Control Business of approximately $10 million and in our Chemical Business of approximately $12 million. These planned expenditures are subject to economic conditions and approval. If these capital expenditures are approved, most of the Climate Control’s expenditures will likely be financed and the Chemical Business’ expenditures will likely be funded from internal cash flows.

Certain events relating to our Chemical Business

Pryor Facility - As previously reported, we have been considering activating a portion of our idle Pryor Facility subject to securing a sales agreement with a strategic customer to purchase and distribute the majority of the UAN production. Based on our discussions with several large strategic industry customers, we believe that in the near future we will be able to reach an agreement to sell or distribute the UAN production at the Pryor Facility.

We received our permits to operate the Pryor Facility in February 2009. Based on the status of discussions with potential customers and since we have received the necessary permits, we are proceeding with the preparations to start the facility. We have hired key personnel to operate the facility and have positioned the additional necessary personnel to be hired at appropriate intervals during the start-up phases.

Barring unforeseen delays and subject to securing a sales or distribution agreement as discussed above, we expect to start production at the Pryor Facility during the third quarter of 2009. If the Pryor Facility becomes operational, we plan to produce and sell approximately 325,000 tons of UAN and approximately 35,000 tons of anhydrous ammonia annually. As previously disclosed, our initial cost estimate to activate the Pryor Facility was $15 million to $20 million, with approximately 50% being for capital expenditures and the remainder for expenses.  The estimated start up costs include those cost to bring the plant up to  full UAN production status. Our estimate of the total remaining cost to activate the Pryor Facility, including $2.9 million of current commitments discussed above, is approximately $13 million to $17 million. Approximately $6 million to $8 million will be for capital expenditures and the remaining portion will be expensed as incurred. We plan to fund this project from our available cash on hand and working capital. However, the actual timeframe to begin production, the related amount of production and sales and the total remaining cost to activate the facility could be significantly different from our current estimates.

Bayer Agreement - On October 23, 2008, El Dorado Nitrogen, L.P. (“EDN”), and El Dorado Chemical Company (“EDC”), both subsidiaries of the Company, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer MaterialScience, LLC (“Bayer”).  The Bayer Agreement will replace the current Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997 (the “Original Bayer Agreement”), as of June 24, 2009. The Bayer Agreement is for a term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer will purchase from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas at a price covering EDN’s costs plus a profit, with certain performance obligations on EDN’s part.  Bayer will also supply ammonia as required for production of nitric acid at the Baytown Facility, in addition to certain utilities, chemical additives and services that are required for such production.  Any surplus nitric acid manufactured at the Baytown Facility that is not required by Bayer may be marketed to third parties by EDN.

Pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Facility, except certain assets that are owned by EDN for use in the production process (the “EDN Assets”). EDN will continue to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement. In addition, EDC will continue to guarantee the performance of EDN’s obligations under the Bayer Agreement.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment to EDN a termination fee of approximately $6.3 million plus 1.1 times the current net book value of the EDN Assets. For 2008, EDN, a subsidiary of El Dorado Nitric Company (“EDNC”), had sales to Bayer of approximately 19% and 11% of the Chemical Business’ and the Company’s consolidated net sales, respectively.

Fire at Cherokee Facility - On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire.  The fire was immediately extinguished and there were no injuries.  The cause of the fire is under investigation and the extent of the damage to the nitric acid plant is not yet determined.  It is also not yet known when repair or replacement will be completed and the nitric acid plant put back in operation.  The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility.  While the volume of production of finished product at the Cherokee Facility will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants.  Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and a $1 million property loss deductible.

Stock Repurchase Authorization

As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. During 2008, we repurchased 400,000 shares of our common stock using funds from our working capital.

Stock Options Granted in 2008

During the second quarter of 2008, our board of directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008.  The number of shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment.  Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The compensation and stock option committee of our board of directors will administer the 2008 Plan.

During the fourth quarter of 2008, the compensation and stock option committee of our board of directors approved the grants of 372,000 shares of qualified stock options to certain employees and our board of directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options to our outside directors under the 2008 Plan (the “2008 Options”).  The exercise price of the 2008 Options was equal to the market value of our common stock at the date of grant.  The 2008 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the non-qualified stock options, if a termination event occurs, as defined, the non-vested stock options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding non-qualified stock options relating to a termination event, the 2008 Options expire in 2018.

At December 31, 2008, the total stock-based compensation expense not yet recognized is $7.2 million relating to non-vested stock options, which is expected to be amortized through 2016 (adjusted for forfeitures), based on the underlying vesting terms of the non-vested stock options.

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

We have not paid cash dividends on our outstanding common stock in many years and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2009.

During 2008, the 2008 dividend requirements were declared and paid on our preferred stock using funds from our working capital. Therefore, there were no unpaid dividends in arrears at December 31, 2008. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for 2009 indicate that ThermaClime will be able to meet all financial covenant requirements for 2009.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - As previously reported, on June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. We received net proceeds of approximately $57.0 million, after discounts and commissions. As discussed above under “Repurchase of Portion of 2007 Debentures”, we acquired $19.5 million aggregate principal amount of the 2007 Debentures during the fourth quarter of 2008. As a result, only $40.5 million remains outstanding at December 31, 2008.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at December 31, 2008, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.5 million. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for 2008.

Secured Term Loan - As previously reported, in November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2008 was approximately 6.19%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $61 million at December 31, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $75 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for 2008. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

Cross - Default Provisions - The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Secured Term Loan, the lender may declare an event of default.

Seasonality

We believe that our only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of agricultural products prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Related Party Transactions

Golsen Group

During the fourth quarter of 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures.  At December 31, 2008, accrued interest of $137,500 relates to the portion of debentures held by the Golsen Group.

In March 2008, we paid the dividends totaling approximately $60,000 and $240,000 on our Series D Preferred and Series  B Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. In addition, the more critical areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Accounts Receivable and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanics lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, six customers account for approximately 24% of our total net receivables at December 31, 2008. We do not believe this concentration in these six customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2008 and 2007, our allowance for doubtful accounts of $0.7 million and $1.3 million, respectively, were netted against our accounts receivable.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. At December 31, 2008 and 2007, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $3,627,000 and $13,000, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $514,000 and $460,000 at December 31, 2008 and 2007, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2008 and 2007, precious metals were $14.7 million and $10.9 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets.  Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2008, 2007 and 2006, the amounts expensed for precious metals were approximately $7.8 million, $6.4 million and $4.8 million, respectively. These precious metals expenses are included in cost of sales. Occasionally, during major maintenance and/or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For 2008, 2007 and 2006, we recognized recoveries of precious metals at historical FIFO costs of approximately $1.5 million, $1.8 million and $2.1 million, respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $2.0 million for 2007 (none in 2008 or 2006) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and goodwill is reviewed for impairment at least annually. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2008, we had no long-lived assets that met the criteria presented in SFAS 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to be classified as assets held for sale. We have considered impairment of our long-lived assets and goodwill. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices permanently decline dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters." Based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized impairments relating to certain non-core equipment of $192,000 relating to Corporate assets during 2008 (none in 2007 and 2006) and $250,000 and $286,000 relating to certain capital spare parts and idle assets in our Chemical Business during 2007 and 2006, respectively (none in 2008). These impairments are included in other expense in the consolidated statements of income.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability insurance claims. Above these limits, we have commercial insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry excess umbrella insurance of $50 million for most general liability risks excluding environmental risks. We have a separate $30 million insurance policy covering pollution liability at our El Dorado and Cherokee Facilities. Our accrued insurance liabilities are based on estimates of claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. At December 31, 2008 and 2007, our accrued insurance liabilities were $2,971,000 and $2,975,000, respectively, and are included in accrued and other liabilities in the consolidated balance sheets. It is possible that the actual development of claims could exceed our estimates. Amounts recoverable from our insurance carriers over the self-insured limits are included in accounts receivable.

Product Warranty - Our Climate Control Business sells equipment for which we provide warranties covering defects in materials and workmanship. Generally, the base warranty coverage for most of the manufactured equipment is limited to 18 months from the date of shipment or 12 months from the date of start-up, whichever is shorter, and to 90 days for spare parts. In some cases, the customer may purchase an extended warranty. Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based on historical warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable. It is possible that future warranty costs could exceed our estimates. At December 31, 2008 and 2007, our accrued product warranty obligations were $2.8 million and $1.9 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable that they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is approximately $1.1 million and $1.0 million as of December 31, 2008 and 2007, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2008, the liability for death benefits is $2.7 million ($2.1 million at December 31, 2007) which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

Income Taxes - We account for income taxes in accordance with SFAS 109 – Accounting for Income Taxes (“SFAS 109”) and we adopted FIN No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized.  We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from exercises of non-qualified stock options.

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime's Working Capital Revolver Loan and the  Secured Term Loan and could adversely impact our liquidity and capital resources.

Regulatory Compliance - The Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2008, liabilities totaling $84,000 have been accrued relating to a CAO covering our former Kansas facility. These liabilities are included in accrued and other liabilities and are based on current estimates that may be revised in the near term based on results from our surface and groundwater monitoring and mitigation work plan.

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility.  We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made in accordance with FIN 47 – Accounting for Conditional Asset Retirement Obligations (“FIN 47”).

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

Derivatives, Hedges and Financial Instruments - We account for derivatives in accordance with SFAS 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts and foreign currency contracts. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.  The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  The valuations of contracts classified as Level 3 are based on the average ask/bid prices obtained from a broker relating to a low volume market.  However at December 31, 2008, the terms of contracts classified as Level 3 do not exceed three months.  At December 31, 2008, the fair value of Level 3 contracts (unrealized loss) was approximately $1.4 million.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Results of Operations

The following Results of Operations should be read in conjunction with our Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 and accompanying notes and the discussions above under “Overview” And “Liquidity and Capital Resources.”

The following information about our results of operations is presented by our two industry segments, Climate Control Business and Chemical Business. Gross profit by industry segment represents net sales less cost of sales.  In addition, our chief operating decision makers use operating income by industry segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by industry segment represents gross profit by industry segment less selling, general and administrative expense (“SG&A”) incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2008	2007	2006
(In Thousands)
Net sales:
Climate Control	$311,380	$286,365	$221,161
Chemical	424,117	288,840	260,651
Other	13,470	11,202	10,140
	$748,967	$586,407	$491,952

Gross profit:
Climate Control	$96,633	$83,638	$65,496
Chemical	37,991	44,946	22,023
Other	4,256	4,009	3,343
	$138,880	$132,593	$90,862

Operating income (loss):
Climate Control	$38,944	$34,194	$25,428
Chemical	31,340	35,011	9,785
General corporate expense and other business operations, net	(11,129)	(10,194)	(8,074)
	59,155	59,011	27,139
Interest expense	(11,381)	(12,078)	(11,915)
Gain on extinguishment of debt	5,529	-	-
Non-operating income, net:
Climate Control	1	2	1
Chemical	27	109	311
Corporate and other business operations	1,068	1,153	312
Provisions for income taxes	(18,776)	(2,540)	(901)
Equity in earnings of affiliate - Climate Control	937	877	821
Income from continuing operations	$36,560	$46,534	$15,768

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$190,960	$165,115	$25,845	15.7%
Hydronic fan coils	83,472	85,815	(2,343)	(2.7	) %
Other HVAC products	36,948	35,435	1,513	4.3%
Total Climate Control	$311,380	$286,365	$25,015	8.7%

Gross profit – Climate Control	$96,633	$83,638	$12,995	15.5%

Gross profit percentage – Climate Control (1)	31.0%	29.2%	1.8%

Operating income – Climate Control	$38,944	$34,194	$4,750	13.9%

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 19% increase in our average selling price per unit due to a change in product mix, primarily more residential products that have higher selling prices and more accessories, partially offset by a 3% decrease in the number of units sold. The number of units sold in 2008 was down slightly due to lower export sales and a decrease in domestic commercial orders as the result of the weaker construction market. During 2008, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased slightly primarily due to a 7% decrease in the number of units sold partially offset by a 4% increase in our average selling price.  During 2008, we continued to maintain a market share leadership position, of approximately 37%, based on data supplied by the AHRI;

•	Net sales of our other HVAC products increased slightly primarily as the result of an increase in sales of large custom air handlers.

Gross Profit – Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the increase in sales of our geothermal and water source heat pumps as discussed above and the increase of $1.3 million in gains recognized on our futures contracts for copper partially offset by the reduction in sales volumes discussed above.  In addition, the above changes were also the primary reasons for the increase in our gross profit percentage.

Operating Income – Climate Control

The net increase in operating income of our Climate Control Business resulted primarily from the net increase of gross profit of $13.0 million as discussed above. This increase in operating income was partially offset by an increase in variable operating expenses associated with higher sales. Personnel costs increased by $3.9 million as the result of an increase in the number of personnel and costs associated with group insurance and other employee benefits, warranty expenses increased by $2.2 million due to the increase in sales volume and actual costs incurred, and professional fees increased by $1.1 million primarily relating to legal expenses associated with patent defense costs relating to potential new product development in the large air-handler product line.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$162,941	$95,754	$67,187	70.2%
Agricultural products	152,802	117,158	35,644	30.4%
Mining products	108,374	75,928	32,446	42.7%
Total Chemical	$424,117	$288,840	$135,277	46.8%

Gross profit - Chemical	$37,991	$44,946	$(6,955)	(15.5	) %

Gross profit percentage – Chemical (1)	9.0%	15.6%	(6.6)%

Operating income - Chemical	$31,340	$35,011	$(3,671)	(10.5	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For 2008, overall sales prices for the Chemical Business increased 59% while the volume of tons sold decreased 6%, compared with 2007.

•
Sales prices at the El Dorado Facility increased 47% related, in part, to the high cost of raw materials, anhydrous ammonia and sulfur, the majority of which we were able to pass through to our customers and also to strong global agricultural market demand relative to supply volumes during this period. Volume at the El Dorado Facility decreased 13% or 86,000 tons. The decrease in tons sold was primarily attributable to (i) 69,000 fewer tons of agricultural AN and other bulk fertilizers sold primarily in the first half of 2008 compared to the same period of 2007 due to poor weather conditions and lower demand for AN in favor of urea, a competing product in El Dorado’s market area, as well as reduced forage application due to poor conditions in the cattle market and (ii) 11,000 fewer tons of sulfuric acid due primarily to the bi-annual Turnaround of the sulfuric acid plant.

•
Sales prices and volumes at the Cherokee Facility increased 61% and 9%, respectively, primarily related to the market-driven demand for UAN and mining products. Sales prices also increased with the pass through of our higher natural gas costs in 2008 compared to 2007, recoverable under pricing arrangements with certain of our industrial customers. The increase in volume was partially offset by the unplanned maintenance downtime experienced during the third quarter of 2008 as discussed above under “Overview – Chemical Business”;

•
Sales prices increased approximately 96% at the Baytown Facility due to higher global ammonia pricing, which is recoverable under the Original Bayer Agreement but had a minimum impact to gross profit and operating income. Overall volumes decreased 11% as the result of a decline in customer demand after Hurricane Ike and following the economic downturn.

Gross Profit - Chemical

As discussed above under “Overview-Chemical Business,” the decrease in gross profit of our Chemical Business relates to several significant items. We recognized unrealized losses of $5.3 million on our natural gas and ammonia futures/forward contracts outstanding at December 31, 2008. In addition, we have estimated that the Cherokee Facility incurred costs of approximately $5.1 million as the result of unplanned maintenance downtime during 2008 compared to $1.1 million in 2007. Also at December 31, 2008, we recognized a lower of cost or market provision on inventory of $3.6 million due to declines in global nitrogen prices as demand fell as the result of buyers’ concerns over volatile commodity prices and the global economic crisis. In addition during 2008, the amount expensed for precious metals, net of recoveries and gains, was $6.3 million compared to $2.6 million during 2007. In general, other non-raw material manufacturing expenses, including steam (produced from natural gas), maintenance and Turnarounds, electricity and labor, increased during 2008 compared to 2007. Our Chemical Business incurred expenses for Turnarounds of $6.0 million for 2008 compared to $3.4 million for 2007. This decrease in gross profit was partially offset by the increase in sales prices of products sold by the El Dorado and Cherokee Facilities, as discussed above, in relation to raw material costs. During 2007, we realized non-recurring insurance recoveries of $3.8 million relating to a business interruption claim. These recoveries contributed to an increase in gross profit in 2007. As a result of these changes discussed above, our overall gross profit percentage declined for 2008 as compared to 2007.

Operating Income - Chemical

The net decrease of our Chemical Business’ operating income includes the net decrease in gross profit of $7.0 million as discussed above. Also, we incurred an increase in expenses associated with the Pryor Facility of $1.4 million due to the process of activating this facility as discussed above under “Liquidity and Capital Resources – Pryor Facility.” The decrease in operating income was partially offset by other income recognized by our Chemical Business of $7.6 million from a litigation judgment during 2008, as previously reported. During 2007, we recognized income of $3.3 million relating to a litigation settlement.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales - Other	$13,470	$11,202	$2,268	20.2%

Gross profit - Other	$4,256	$4,009	$247	6.2%

Gross profit percentage – Other (1)	31.6%	35.8%	(4.2)%

General corporate expense and other business operations, net	$(11,129)	$(10,194)	$(935)	9.2%

(1) As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to increased customer demand for our machine tool products.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above. The decline in our gross profit percentage was primarily due to additional costs incurred relating to a large customized industrial machine tool, freight costs and the recognition of losses of $0.2 million on our foreign currency contracts.

General Corporate Expense and Other Business Operations, Net

The net increase in our general corporate expense and other business operations, net relates primarily to increased personnel costs of $1.1 million resulting from increased compensation and other employee benefits, professional fees of $0.5 million due, in part, for assistance in our evaluation of our internal controls and procedures and related documentation for Sarbanes-Oxley requirements and to legal fees on various litigation matters and other expense of $0.6 million relating primarily to potential litigation settlements, an impairment of long-lived assets and income tax related penalties, partially offset by an increase in other income of $0.7 million due, in part, to litigation settlements.

Interest Expense

Interest expense was $11.4 million for 2008 compared to $12.1 million for 2007, a decrease of $0.7 million. This net decrease primarily relates to a decrease of $3.4 million as the result of obtaining a lower interest rate associated with the Secured Term Loan compared to the interest rate associated with the previous senior secured loan and a decrease of $1.0 million due to the continual pay off of the Working Capital Revolver Loan during 2008, partially offset by the increase in realized and unrealized losses of $2.5 million relating to our interest rate contracts and the increase of $1.7 million relating to the 2007 Debentures.

Gain on Extinguishment of Debt

During 2008, we acquired $19.5 million aggregate principal amount of the 2007 Debentures for $13.2 million and recognized a gain on extinguishment of debt of $5.5 million, after expensing $0.8 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Provision For Income Taxes

The provision for income taxes for 2008 was $18.8 million compared to $2.5 million for 2007. As discussed under “Overview - 2008 Results,” during 2008, we incurred current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates partially offset by a net deferred income tax benefit of $1.6 million as the result of a detailed analysis performed on all our deferred tax assets and liabilities and the realizability of those deferred tax assets. During 2007, we incurred federal and state income taxes resulting from increased taxable income and additional prior year state income taxes recorded under FIN 48. However, these provisions were partially offset by the benefit of deferred taxes from the reversal of valuation allowances.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2007 and 2006:

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$165,115	$134,210	$30,905	23.0%
Hydronic fan coils	85,815	59,497	26,318	44.2%
Other HVAC products	35,435	27,454	7,981	29.1%
Total Climate Control	$286,365	$221,161	$65,204	29.5%

Gross profit – Climate Control	$83,638	$65,496	$18,142	27.7%

Gross profit percentage – Climate Control (1)	29.2%	29.6%	(0.4)%

Operating income – Climate Control	$34,194	$25,428	$8,766	34.5%

(1)	As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of increases in OEM, export and commercial shipments. In total, the number of geothermal and water source heat pump products shipments increased by approximately 10% in 2007 as compared to 2006. In addition, an increase of approximately 13% relates to the change in product mix and price increases. The price increases were instituted in response to rising raw material and component purchase prices. Due to the significant backlog of customer orders at the time the price increases were put into effect, the impact of customer price increases trail cost increases in raw material and component purchase prices. In 2007, the impact of price increases is estimated to be approximately 4%. We continue to maintain a market share leadership position based on data supplied by the Air-Conditioning and Refrigeration Institute;

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

Gross Profit – Climate Control

The increase in gross profit in our Climate Control Business was a direct result of the increase in sales volume, change in product mix, and price increases as discussed above. Our gross profit percentage as a percentage of sales decreased by 0.4% primarily due to raw material costs increases being incurred ahead of customer price increases becoming effective as well as changes in product mix.

Operating Income – Climate Control

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

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2007 and 2006:

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$117,158	$89,735	$27,423	30.6%
Industrial acids and other chemical products	95,754	95,208	546	0.6%
Mining products	75,928	75,708	220	0.3%
Total Chemical	$288,840	$260,651	$28,189	10.8%

Gross profit - Chemical	$44,946	$22,023	$22,923	104.1%

Gross profit percentage – Chemical (1)	15.6%	8.4%	7.2%

Operating income - Chemical	$35,011	$9,785	$25,226	257.8%

(1)	As a percentage of net sales

Net Sales - Chemical

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

Gross Profit - Chemical

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

Operating Income - Chemical

The net increase of our Chemical Business’ operating income primarily relates to the net increase in gross profit of $22.9 million as discussed above. Also as discussed above under “Overview - Chemical Business”, our Chemical Business recognized income of approximately $3.3 million relating to a litigation settlement during 2007.

Other

The business operation classified as “Other” sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2007 and 2006:

2007	2006	Change	Percentage Change
(Dollars In Thousands)
Net sales - Other	$11,202	$10,140	$1,062	10.5%

Gross profit - Other	$4,009	$3,343	$666	19.9%

Gross profit percentage – Other (1)	35.8%	33.0%	2.8%

General corporate expense and other business operations, net	$(10,194)	$(8,074)	$(2,120)	26.3%

(1)	As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to increased customer demand for our machine tool products.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

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

Provision For Income Taxes - The provision for income taxes for 2007 was $2.5 million compared to $0.9 million for 2006. The increase of $1.6 million was primarily the result of an increase in the federal and state income taxes resulting from increased taxable income and additional prior year state income taxes recorded under FIN 48. This increase was partially offset by the benefit of deferred taxes from the reversal of valuation allowances.

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

For 2008, net cash provided by continuing operating activities was $32.0 million, including net income plus depreciation and amortization, deferred income taxes, gain on extinguishment of debt, gain on litigation judgment associated with PP&E, changes in fair value of commodities and interest rate contracts, provision for losses on inventory and other adjustments offset by cash used by the following changes in assets and liabilities:

Accounts receivable increased a net $8.8 million including:

•	an increase of $5.7 million relating to the Climate Control Business primarily as the result of higher 2008 fourth quarter sales of our water source heat pump products, and
•
a net increase of $3.9 million relating to the Chemical Business due primarily to the timing of two barge shipments of UAN in December 2008 partially offset by a decrease of $0.9 million relating to proceeds from a business interruption claim. These increases were partially offset by

•	a decrease of $1.0 million relating to the reimbursement of group health insurance claims paid in excess of our self-insured limits.

Inventories increased a net $7.8 million including:

•
a net increase of $6.8 million relating to the Chemical Business primarily relating to higher volumes on hand at our distribution centers and increased raw material costs partially offset by the two barge shipments of UAN in December 2008.

•	an increase of $0.8 million relating to our industrial machinery to meet customer demand, and
•
a net increase of $0.2 million relating to the Climate Control Business but included an increase of $1.1 million relating to water source heat pumps associated with inventory required to support the higher backlog of customers orders partially offset by a decrease of $0.8 million relating to large custom air handlers as the result of lower shipment levels expected for the first quarter of 2009 compared to the same period in 2008.

Other supplies and prepaid items increased $4.1 million primarily due to an increase of $3.8 million relating to higher volume on hand and costs of precious metals used in the manufacturing process of our Chemical Business.

Accounts payable increased $2.2 million primarily due to our Chemical Business primarily as the result of improved credit terms with our supplier of natural gas.

Customer deposits decreased $6.3 million relating primarily to our Chemical Business as the result of the shipment of product associated with these deposits.

The decrease in deferred rent expense of $2.9 million is due to the scheduled lease payments in 2008 exceeding the rent expense recognized on a straight-line basis.

The increase in other current and noncurrent liabilities of $3.9 million includes:

•	an increase of $1.8 million of billings in excess of costs and estimated earnings on uncompleted contracts due to invoices issued to customers pursuant to the terms of the construction contracts,
•
an increase of $1.1 million of accrued payroll and benefits primarily as the result of an increase in number of employees and in the number of days accrued due to the timing of our payroll-related payments,

•	an increase of $0.9 million of accrued interest primarily as a result of the timing of the semi-annual interest payment associated with the remaining 2007 Debentures,
•	an increase of $0.9 million of accrued warranty costs primarily due to the increase in sales volume,
•	a net increase of $2.0 million due to other individually immaterial items, partially offset by
•	a decrease of $2.8 million of accrued income taxes due primarily to payments made to the taxing authorities partially offset by the recognition of income taxes for 2008.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $29.5 million for 2008, which included $32.6 million for capital expenditures of which $8.7 million and $23.6 million are for the benefit of our Climate Control and Chemical Businesses, respectively. As discussed above under “Overview – Chemical Business,” we received proceeds from a litigation judgment, of which $4.1 million (net of attorneys’ fees of $1.9 million) was associated with property, plant and equipment.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $14.4 million, which primarily consisted of:

•	$13.2 million used for the acquisition of $19.5 million aggregate principal amount of the 2007 Debentures,
•	$4.8 million used for the acquisition of 400,000 shares of our common stock, partially offset by,
•	$2.4 million provided from the excess income tax benefit on stock options exercised and
•	$1.3 million provided from short-term financing, net of payments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2008, our investment was $3.6 million. For 2008, distributions received from this Partnership were $0.7 million and our equity in earnings was $0.9 million. As of December 31, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $3.6 million with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2008 are summarized in the following table.

Payments Due in the Year Ending December 31,

Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
	(In Thousands)
Long-term debt:

5.5% Convertible Senior Subordinated Notes	$40,500	$-	$-	$-	$40,500	$-	$-
Secured Term Loan due 2012	50,000	-	-	-	50,000	-	-
Capital leases	716	235	253	165	63	-	-
Other	13,944	1,325	1,446	1,533	1,625	1,725	6,290
Total long-term debt	105,160	1,560	1,699	1,698	92,188	1,725	6,290

Interest payments on long-term debt (1)	24,460	6,266	6,153	6,039	4,360	492	1,150

Interest rate contracts (2)	2,437	795	901	558	183	-	-

Capital expenditures (3)	10,400	10,400	-	-	-		-

Operating leases:
Baytown Facility lease	4,881	4,881	-	-	-		-

Other operating leases	10,893	3,345	2,378	1,830	1,502	615	1,223

Futures/forward contracts	17,259	17,259	-	-	-	-	-

Accrued contractual manufacturing obligations	2,230	2,230	-	-	-	-	-

Purchase obligations	1,740	1,044	696		-	-	-

Other contractual obligations included in noncurrent accrued and other liabilities	3,740	-	98	100	162	104	3,276
Total	$183,200	$47,780	$11,925	$10,225	$98,395	$2,936	$11,939

(1 (2	) )
The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2008.
The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2008.

(3)		Capital expenditures include only non-discretionary amounts in our 2009 capital expenditure budget.

Availability of Company's Income Tax Loss Carry-Overs

For a discussion on our income tax net operating loss carry-overs, see Note 13 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2008, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2008, our purchase commitments under copper contracts were for 2 million pounds of copper through March 2009 at a weighted-average cost of $1.72 per pound ($3.4 million) and a weighted-average market value of $1.41 per pound ($2.8 million).  In addition, our Chemical Business had purchase commitments under anhydrous ammonia contracts for 9,000 metric tons of anhydrous ammonia through March 2009 at a weighted-average cost of $320 per metric ton ($2.9 million) and a weighted-average market value of $166 per metric ton ($1.5 million).   Also our Chemical Business had purchase commitments under natural gas contracts for approximately 970,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $10.08 per MMBtu ($9.8 million) and a weighted-average market value of $6.05 per MMBtu ($5.9 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through March 2009.  At December 31, 2008, our commitments under these contracts were for the receipt of approximately 861,000 Euros at a weighted-average contract exchange rate of 1.35 ($1.16 million) and a weighted-average market exchange rate of 1.39 ($1.20 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  At December 31, 2008, we have two interest rate cap contracts, which set a maximum three-month LIBOR rate of 4.59% on a total of $30 million and mature in March 2009. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2008, the fair value of these contracts (unrealized loss) was $2.4 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2008.

Years ending December 31,
(Dollars In Thousands)
2009	2010	2011	2012	2013	Thereafter	Total
Expected maturities of long-term debt (1):
Variable rate debt	$8	$-	$-	$50,000	$-	$-	$50,008

Weighted-average
interest rate	6.19%	6.19%	6.19%	6.19%	-%	-%	6.19%

Fixed rate debt	$1,552	$1,699	$1,698	$42,188	$1,725	$6,290	$55,152

Weighted-average
interest rate	5.81%	5.77%	5.74%	5.86%	6.70%	6.72%	5.98%

Estimated future cash flows of interest rate swaps (2):
Variable to Fixed	$795	$901	$558	$183	$-	$-	$2,437

Weighted-average
pay rate	3.42%	3.42%	3.42%	3.42%	-%	-%	3.42%

Weighted-average
receive rate	2.43%	1.60%	2.27%	2.59%	-%	-%	2.22%

(1)	The variable and fixed rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2008.
(2)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2008.

The following table presents our purchase commitments under futures/forward contracts and related weighted-average contract costs/exchange rate by contract terms as of December 31, 2008.

Years ending December 31,
(Dollars In Thousands, Except For Per Pound, Metric Ton And MMBtu)
2009	2010	2011	2012	2013	Thereafter	Total
Futures/Forward contracts:
Copper:
Total cost of contracts	$3,435	$3,435

Weighted-average cost per pound	$1.72	$1.72

Ammonia:
Total cost of contracts	$2,880	$2,880

Weighted-average cost per metric ton	$320	$320

Natural gas:
Total cost of contracts	$9,780	$9,780

Weighted-average cost per MMBtu	$10.08	$10.08

Foreign Currency (1):
Total cost of contracts	$1,164	$1,164

Weighted-average contract exchange rate	0.74	0.74

(1)	Our commitments under these contracts are to pay in U.S Dollars and receive approximately 861,000 Euros.

Due to their short-term nature, the carrying values of financial instruments classified as cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued and other liabilities approximated their estimated fair values. Carrying values for our interest rate contracts, commodities futures/forward contracts, and foreign currency contracts approximate their fair value since they are accounted for on a mark-to-market basis. At December 31, 2008, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 10% utilizing information obtained from the lender. At December 31, 2007, carrying values for variable debt, including the Secured Term Loan, was believed to approximate their fair value. Fair values for fixed rate borrowings, other than the 5.5% Senior Convertible Senior Subordinated Notes (“2007 Debentures”), are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. At December 31, 2007, the estimated fair value of the 2007 Debentures was based on the conversion rate and market price of our common. The following table shows the estimated fair value and carrying value of our borrowings at:

December 31, 2008	December 31, 2007
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$20,939	$50,000	$50,000	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	8	8	155	155

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	27,338	40,500	61,632	60,000
Other bank debt and equipment financing	14,949	14,652	12,298	11,952
	$63,234	$105,160	$124,085	$122,107

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As previously reported, we had noted one significant deficiency in our disclosure controls and procedures, which related to controls over electronic spreadsheets. At December 31, 2008, we have remediated this deficiency.

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 of LSB Industries, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 12, 2009

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

•	our Climate Control Business has developed leadership positions in certain niche markets by offering extensive product lines, customized products and improved technologies,
•	we have developed the most extensive line of geothermal and water source heat pumps and hydronic fan coils in the United States,
•	we were a pioneer in the use of geothermal technology in the climate control industry,
•	we have used geothermal technology in the climate control industry to create the most energy efficient climate control systems commercially available today,
•
the tax credits and incentives and certain planned direct spending by the federal government contained in the recently enacted American Reinvestment and Recovery Act of 2009 could stimulate sales of our geothermal heat pump products, as well as other products that could be used to modernize federally owned and operated buildings, military installations, public housing and hospitals,

•	we are a leading provider of geothermal and water source heat pumps to the commercial construction and renovation markets in the United States,
•
the market share for commercial water source heat pumps relative to other types of heating and air-conditioning systems will continue to grow due to the relative efficiency and longevity of such systems, as well as due to the emergence of the replacement market for those systems,

•	the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for our geothermal products,
•	the recently enacted American Reinvestment and Recover Act of 2009 contains significant incentives for the installation of our geothermal products,
•	our Climate Control Business is a leading provider of hydronic fan coils,
•	the amount of capital expenditures relating to the Climate Control Business for 2009,
•	obtaining raw materials for our Climate Control Business,
•
the ability to pass to our customers the majority of any raw material cost increases in the form of higher prices and that the timing of these price increases could lag the increases in the cost of materials,

•	our Climate Control Business having sufficient sources for materials; however, a shortage of raw materials could impact production of our Climate Control products,

•	our Climate Control Business having sufficient sources for materials; however, a shortage of raw materials could impact production of our Climate Control products,
•	our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States
•	lower demand for most of our Climate Control products for the short term,
•	a decline in both commercial and residential construction due to the current recession,
•	lower volumes in Climate Control sales during 2009, as compared to 2008 for most of our products,
•	continued volatility in material costs, especially for copper, steel, aluminum and components that include those metals,
•	our longer term outlook after 2009 for the Climate Control Business, to a significant extent, will depend on the recovery of the credit and capital markets and the general economy,
•
our investment in the Climate Control Business will continue if order intake levels continue to warrant and the investment will increase our capacity to produce and distribute our Climate Control products,

•	we are competitive as to price, service, warranty and product performance in our Climate Control Business,
•	our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish a presence in new markets,
•	shipping substantially all of our backlog at December 31, 2008 within the next twelve months and have the production capacity in place to do so,
•
monitoring and managing to the current economic environment, increasing the sales and operating margins of all products, developing and introducing new and energy efficient products, improving production and product delivery performance and expanding the markets we serve, both domestic and foreign, in the Climate Control Business,

•	not paying dividends on our common stock in the foreseeable future,
•	the concentration relating to receivable accounts of six customers at December 31, 2008 does not represent a significant credit risk due to the financial stability of these customers,
•
important components of our strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process,

•
the annual United States market for water source heat pumps and hydronic fan coils to be approximately $700 million in 2008 based on December 2008 data supplied by the AHRI that could be impacted by the current economic conditions,

•	the new products of our Climate Control Business have good long-term prospects,
•	our Chemical Business has established leading regional market positions, which is a key element in the success of this business,
•	our Chemical Business sales volumes expressed in tons will be lower than in 2008 and our sales dollars per unit will be less due to significantly lower raw material costs and selling prices,
•	competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance,
•	the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential,

•
the El Dorado Facility’s ability to comply with the more restrictive permit limits, and the rules that support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits,

•	Russia is the world’s largest producer of fertilizer grade AN and we has substantial excess AN production capacity,
•	the El Dorado Facility produces a high performance AN fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products,
•	the customers that have entered into sales commitments with us will fulfill their obligations to purchase the products at contracted prices,
•
our Chemical Business pursuing a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing arrangements that provide for the pass through of raw material costs in order to minimize the impact of the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia, natural gas and sulfur,

•	certain of our industrial and mining customers will be affected by the current economic recession and could substantially reduce their purchases,
•	many of our mining and industrial customers will take significantly less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors,
•
our agricultural operating margins in dollars will be less based upon the current spread between natural gas cost and UAN market prices and the current spread between anhydrous ammonia cost and AN market prices,

•	starting production at the Pryor Facility during the third quarter of 2009,
•	periodically, the El Dorado and Cherokee Facilities will hedge certain of their anhydrous ammonia and natural gas requirements with futures/forward contracts,
•
our primary efforts to improve the results of our Chemical Business include emphasizing our marketing efforts to customers that will accept the commodity risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector,

•	net sales will decrease as a result of the reduction in the Baytown Facility’s lease expense beginning in June 2009,
•
the actual results for agricultural products will depend upon the global and domestic supply of and the demand for nitrogen fertilizer and agricultural products, including but not limited to, corn and wheat,

•
industry sources predicting that due to plant curtailments, fewer imports, the deferral of the 2008 fall nitrogen application, and low global grain inventories, a decreased supply will be available to meet demand after the initial spring application depletes the fertilizer in storage,

•	making changes to our controllable cost structure, as conditions dictate,
•	the products and amount of products to be produced from the Pryor Facility,
•	the costs to be incurred for Turnarounds in 2009,
•
continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs in the Chemical Business,

•	our Chemical Business’ long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced,
•	other capital expenditures for 2009 are discretionary and dependent upon an adequate amount of liquidity and/or obtaining acceptable funding,
•	the agricultural products are the only significant seasonal products,

•	we are the largest domestic merchant marketer of concentrated and blended nitric acids,
•	the estimated costs to activate the Pryor Facility,
•	our ability to reach an agreement to sell or distribute the UAN production at the Pryor Facility in the near term,
•	obtaining our requirements for raw materials in 2009,
•	the amount of committed and discretionary capital expenditures for 2009 and how it will be funded,
•	under the terms of an agreement with a supplier, the El Dorado Facility purchasing a majority of its anhydrous ammonia requirements through at least December 2010,
•	ability to obtain anhydrous ammonia from other sources in the event of an interruption of service under our existing purchase agreement,
•	outcomes of various contingencies adversely impacting our liquidity and capital resources,
•	our capital structure and liquidity reflect a reasonably sound financial position,
•
our performance is dependent upon the efforts of our principal executive officers and our future success depends in large part on our continued ability to attract and retain highly skilled and qualified personnel,

•	our cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations in 2009, subject to the financial viability of the lender,
•	our primary cash needs will be for working capital and capital expenditures in 2009,
•	recognizing and paying federal income taxes at regular corporate tax rates in 2009,
•	the total stock-based compensation expense not yet recognized to be amortized through 2016 (adjusted for forfeitures),
•
the assumptions used for our 2009 business plan, including that the economy will continue to contract due to additional loss of jobs, declining consumer demand and limited credit availability during most of 2009,

•	our 2009 business plan will be adjusted frequently as we measure customer demand during the first and second quarters,
•	meeting all required covenant tests for all quarters and the year ending in 2009, and
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

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	modifications to or termination of the suspension agreement between the United States and Russia,
•	activating operations at the Pryor Facility is subject to obtaining a customer to purchase and distribute a majority of its production,
•	inability to obtain necessary raw materials,
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report, and
•	other factors described in “Risk Factors”.

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

Directors

Raymond B. Ackerman, age 86. Mr. Ackerman first became a director in 1993. His term will expire in 2011. From 1952 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the firm. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Hall of Fame in 1993 and the Oklahoma Commerce and Industry Hall of Honor in 1998.  He served as the President of the Oklahoma City Chamber of Commerce, the United Way, Allied Arts and six other Oklahoma City non-profit organizations.

Robert C. Brown, M.D., age 77. Dr. Brown first became a director in 1969. His term will expire in 2009. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. and President and Chief Executive Officer of ClaimLogic L.L.C. Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years in the United States Navy as a doctor and over three years at the Mayo Clinic.  Dr. Brown is also a Clinical Professor at University of Oklahoma Medical School.

Charles A. Burtch, age 73. Mr. Burtch first became a director in 1999. His term will expire in 2010. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University.

Robert A. Butkin, age 56.  Mr. Butkin first became a director in August 2007.  His term will expire in 2010.  Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President of BRJN Capital Corporation a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various organizations, including holding the presidency of the Southern State Treasurers Association.  He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers.  In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in 1978.

Barry H. Golsen, J.D., age 58. Mr. Golsen first became a director in 1981. His term will expire in 2009. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

Jack E. Golsen, age 80. Mr. Golsen first became a director in 1969. His term will expire in 2010. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in that capacity since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company.

David R. Goss, age 68. Mr. Goss first became a director in 1971. His term will expire in 2009. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Bernard G. Ille, age 82. Mr. Ille first became a director in 1971. His term will expire in 2011. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for ten years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He is a director of Landmark Land Company, Inc., which was the parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

Donald W. Munson, age 76. Mr. Munson first became a director in 1997. His term will expire in 2011. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane

Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota.

Ronald V. Perry, age 59. Mr. Perry first became a director in August 2007.  His term will expire in 2011.  Mr. Perry currently serves as President of Prime Time Travel, which he founded in 1979. He also serves on the Alumni Board of Directors for Leadership Oklahoma City.  Mr. Perry has served in various charitable and civic organizations. Mr. Perry is also a past President of the Oklahoma City Food Bank and has served as President of the OKC Food Bank Board of Directors. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration.

Horace G. Rhodes, age 81. Mr. Rhodes first became a director in 1996. His term will expire in 2010. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

Tony M. Shelby, age 67. Mr. Shelby first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

John A. Shelley, age 58. Mr. Shelley first became a director in 2005. His term will expire in 2009. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union (“Bank of Union”) located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by the Company prior to 1994. Mr. Shelley is a graduate of the University of Oklahoma.

Family Relationships

Jack E. Golsen is the father of Barry H. Golsen and the brother-in-law of  Robert C. Brown. Robert C. Brown is the uncle of Barry H. Golsen. David M. Shear is the nephew by marriage to Jack E. Golsen and son-in-law of Robert C. Brown. Although not executive officers or directors of the Company, Steve J. Golsen, the son of Jack E. Golsen, brother of Barry H. Golsen, and the nephew of Robert C. Brown, is the Chief Operating Officer of our Climate Control Business, and Heidi Brown Shear, Vice President and Managing Counsel of the Company, is the daughter of Robert C. Brown and spouse of David M. Shear.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers, and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of the Company’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2008, or written representations that no Form 5 was required to be filed, the Company believes that during 2008 all directors and officers of the Company and beneficial owners of more than 10% of the Company’s common stock filed timely their required Forms 3, 4, or 5, except

•	Jack Golsen, Barry Golsen, Steve Golsen, Sylvia Golsen, Linda Rappaport, SBL, LLC, and Golsen Family, LLC each inadvertently filed one late Form 4 to report three transactions;
•	James Murray inadvertently filed one late Form 4 to report one transaction;
•	Raymond Ackerman inadvertently filed two late Forms 5 to report four gifts;
•	Paul Rydlund and Linda Rappaport each filed a late Form 3 to report their holdings of the Company’s securities;
•	Robert Butkin inadvertently filed one late Form 4 and one late Form 5 to report one transaction each; and
•	Bernard Ille, John Shelley, Raymond Ackerman, Charles Burtch, Donald Munson, Robert Brown, Ron Perry and Horace Rhodes each inadvertently filed one late Form 4 to report one transaction.

Code of Ethics

The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of the Company and each of the our subsidiaries, or persons performing similar functions, are subject to our Code of Ethics.

We and each of our subsidiary companies have adopted a Statement of Policy Concerning Business Conduct applicable to our employees. Our Code of Ethics and Statement of Policy Concerning Business Conduct are available on our website at www.lsb-okc.com or by mail if requested. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the NYSE Euronext (“NYSE”), on our website.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, Ray Ackerman and John Shelley (added in November 2008). The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the NYSE as of the Company’s fiscal year end. During 2008, the Audit Committee had six meetings.

Audit Committee Financial Expert

While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not presently include a director that qualifies for designation as an “audit committee financial expert.” However, each of the current members of the Audit Committee is financially literate and able to read and understand fundamental financial statements and at least one of its members is “financially sophisticated” and has financial management expertise. The Board of Directors believes that the background and experience of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee. For these reasons, although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, our Board of Directors has concluded that the ability of our Audit Committee to perform its duties is not impaired by the absence of an “audit committee financial expert.”

Nominating and Corporate Governance Committee

We have a separately-designated standing Nominating and Corporate Governance Committee (the "Nominating Committee"). The members of the Nominating Committee are Mssers. Ray Ackerman, Horace Rhodes, and John Shelley (Chairman). The Board has determined that each member of the Nominating Committee is independent, in accordance with Section 10A-3 of the Exchange Act and the listing standards of the NYSE. During 2008, the Nominating Committee had one meeting.
Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) has three members and met six times during 2008.  The Committee is comprised of Messrs. Horace Rhodes (Chairman), Charles Burtch and Bernard Ille, non-employee, independent directors in accordance with the rules of the NYSE.  The Board has adopted a Compensation and Stock Option Committee Charter which governs the responsibilities of the Compensation Committee.  This charter is available on the Company’s website at www.lsb-okc.com, and is also available from the Company upon request.

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

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities.  If an outside consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee.  For 2008, no outside consultants were engaged by the Compensation Committee.

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

The Compensation Committee values both personal contribution and teamwork as factors to be rewarded. The Compensation Committee believes that it is important to align executives’ interests with those of stockholders through the use of stock option incentive programs. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly talented employees in key positions, and that compensation provided to key employees will remain competitive relative to our other senior executive officers. The Compensation Committee believes that executive compensation packages should include both cash and stock-based compensation, as well as other benefit programs to encourage senior executive officers to remain with the Company and have interests aligned with those of the Company. Based on the foregoing, the Committee bases it executive compensation program on the following criteria:

•	Compensation should be based on the level of job responsibility, executive performance, and Company performance.
•	Compensation should enable us to attract and retain key talent.
•	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals in our geographic area.
•	Compensation should reward performance.
•	Compensation should motivate executives to achieve our strategic and operational goals.

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

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer and the President) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items.  The Committee considers and reviews such recommendations in light of the Compensation Committee’s philosophy and objections and exercises its discretion in accepting or modifying the recommended compensation.  In determining compensation for the Chief Executive Officer and the President, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing both the Chief Executive Officer and the President and consideration of the Compensation Committee’s observations of the Chief Executive Officer and the President during the applicable year.

2008 Executive Compensation Components

For the fiscal year ended December 31, 2008, the principal components of compensation for the named executive officers were:

•	base salary;
•	cash bonus;
•	death benefit and salary continuation programs; and
•	perquisites and other personal benefits.

The Compensation Committee did not award equity based compensation, such as stock options, to the named executive officers in 2008. As discussed below, the Compensation Committee awarded salary increases and bonuses to the named executive officers for 2008. Those awards were considered sufficient to provide competitively based incentives to our executives to advance company performance, without granting equity based compensation as well.

Base Salary

We provide the named executive officers and other senior executive officers with base salary to compensate them for services rendered during the year. We do not have a defined benefit or qualified retirement plan for our executives.  This factor is considered when setting the base compensation for senior executive officers.

Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers and based upon an assessment of the individual performance of the executive during the proceeding year.  In determining the base salary for the Chief Executive Officer and the President, the Compensation Committee exercises its judgment based on its observations of such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements. Although the Compensation Committee does not use specific profit targets to set base salaries or bonuses, the Compensation Committee awarded salary increases in 2008 based on the above criteria and with consideration of the profitable year.

Bonuses

The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. The Compensation Committee awarded bonuses to the named executive officers in 2008 based upon the Committee’s review of the performance and the recommendation of the Chief Executive Officer. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company.

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

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”

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

Amendments to Salary Continuation Plans, Severance Agreements and Employment Agreement

Effective December 17, 2008, our Board of Directors, based on the recommendation and approval of the Compensation Committee, approved the amendment of the following benefit plans in order to address, before December 31, 2008, the documentation requirements of Section 409A of the Internal Revenue Code (“Section 409A”):

•
Non-Qualified Benefit Plan Agreements, each dated January 1, 1992, between the Company and each of Barry H. Golsen, David M. Shear, and Steven J. Golsen, Chief Executive Officer of one of the Company’s subsidiaries and Chief Operating Officer of the Company’s Climate Control Business;

The amendments primarily clarify and modify the dates on which certain types of benefits are provided, in order to comply with Section 409A. Where applicable, the amendments require that

•
Severance Agreements, each dated January 17, 1989, between the Company and certain of our officers, including each of Jack E. Golsen; Barry H. Golsen; Tony M. Shelby; David R. Goss; and David M. Shear, (whose Severance Agreement is dated September 25, 1991); and Steven J. Golsen, Chief Executive Officer of one of the Company’s subsidiaries and Chief Operating Officer of the Company’s Climate Control Business; and

•	Employment Agreement, dated March 21, 1996, as amended April 29, 2003 and May 12, 2005, between the Company and Jack E. Golsen.

The amendments primarily clarify and modify the dates on which certain types of benefits are provided, in order to comply with Section 409A. Where applicable, the amendments require that payments due to a “specified employee” (as such term is defined under Section 409A) upon separation from service must be delayed until the earlier of death or the expiration of a period of six months, among other revisions made to comply with Section 409A. Except as amended to address Section 409A, the agreements listed above are materially consistent with the respective pre-amendment agreements.

Ownership Guidelines

At this time, we have not established any guidelines which require our executive officers to acquire and hold our common stock. However, our named executive officers have historically acquired and maintained a significant ownership position in our common stock.

Tax and Accounting Implications

 Deductibility of Executive Compensation - Section 162(m) of the Internal Revenue Code, provides that the Company may not deduct compensation of more than $1,000,000 of employee remuneration for named executive officers.  However, the statute exempts qualifying performance-based compensation from the deduction limit when specified requirements are met.  In the past, the Company has granted non-qualifying stock options to the named executive officers that do not meet the performance-based compensation criteria and are subject to the Section 162(m) limitation.

As a result of the exercise of non-qualifying stock options, the Company’s reported compensation, for tax purposes, to Jack E. Golsen, Barry H. Golsen, and David M. Shear exceeded the Section 162(m) deductibility limits during 2008 and 2007 by $350,000 and $3,418,000, respectively.  For 2008, Barry H. Golsen’s compensation exceeded the deductibility limit by $350,000, which represents a cost to the company of $137,000 as a result of the lost tax deduction.  For 2007 Jack E. Golsen’s compensation exceeded the deductibility limit by $3,349,000, which represents a cost to the company of $1,306,000 as a result of the lost tax deduction and David M. Shear’s compensation exceeded the deductibility limit by $69,000 which represents a cost to the company of $27,000 as a result of the lost tax deductions.

Accounting for Stock-Based Compensation – The Company accounts for stock-based payments, including its incentive and nonqualified stock options, in accordance with the requirements of SFAS 123(R).

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

Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.

Horace G. Rhodes, Chairman
Charles A. Burtch
Bernard G. Ille

The following table summarizes the total compensation paid or earned by each of the named executive officers for each of the three fiscal years in the period ended December 31, 2008.
Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option wards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
			-	-	-	-
Jack E. Golsen,
Chairman of the Board	2008	575,554	200,000	-	-	-	-	682,646	1,458,200
of Directors and	2007	523,400	50,000	-	-	-	-	645,010	1,218,410
Chief Executive Officer	2006	497,400	-	-	-	-	-	615,168	1,112,568

Tony M. Shelby,
Executive Vice President	2008	268,654	125,000					15,574	409,228
of Finance and Chief	2007	255,000	90,000	-	-	-	-	22,773	367,773
Financial Officer	2006	245,000	40,000	-	-	-	-	22,428	307,428

Barry H. Golsen
Vice Chairman of the Board of
Directors, President, and	2008	479,446	175,000					27,546	681,992
President of the Climate Control	2007	433,100	100,000	-	-	-	-	22,191	555,291
Business	2006	413,600	40,000	-	-	-	-	9,515	463,115

David R. Goss,	2008	259,923	85,000					14,440	359,363
Executive Vice President of	2007	240,500	55,000	-	-	-	-	12,361	307,861
Operations	2006	233,000	35,000	-	-	-	-	14,146	282,146

David M. Shear,	2008	264,423	100,000					17,149	381,572
Senior Vice President and	2007	240,000	75,000	-	-	-	-	9,961	324,961
General Counsel	2006	225,000	35,000	-	-	-	-	4,628	264,628

(1) As discussed below under “1981 Agreements” and “2005 Agreement,” the Company entered into individual death benefit agreements in 1981 (amended in 2008 to comply with Section 409A) and a death benefit agreement in 2005. Reported compensation for the death benefit under these agreements is the greater of:

•	the expense incurred associated with our accrued death benefit liability; or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

(1) As discussed below under “1981 Agreements” and “2005 Agreement,” the Company entered into individual death benefit agreements in 1981 (amended in 2008 to comply with Section 409A) and a death benefit agreement in 2005. Reported compensation for the death benefit under these agreements is the greater of:

•	the expense incurred associated with our accrued death benefit liability; or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.
•	Amounts accrued under these agreements are not paid until the death of the named executive officer.

As discussed below under “1992 Agreements”, the Company entered into benefit agreements in 1992 (and amended in 2008 to comply with Section 409A), which include a death benefit until the employee reaches age 65 or benefits for life commencing when the employee reaches age 65. Compensation reported for these benefits is the greater of:

•	the expense incurred associated with our accrued benefit liability or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

The amounts set forth under “All Other Compensation” are comprised of compensation relating to these agreements and perquisites for 2008, as follows:

1981 Agreements	1992 Agreements	2005 Agreement	Other (A)	Total
Jack E. Golsen	$204,856	$-	$466,533	$11,257	$682,646
Tony M. Shelby	$7,250	$-	$-	$8,324	$15,574
Barry H. Golsen	$2,593	$18,960	$-	$5,993	$27,546
David R. Goss	$4,854	$3,352	$-	$6,234	$14,440
David M. Shear	$-	$10,782	$-	$6,367	$17,149

(A) Amount relates to the personal use of automobiles, cell phones and country club dues.

The Company did not grant equity-based awards to the named executive officers during 2008, 2007 or 2006.

Employment Agreement

We have an employment agreement with Jack E. Golsen, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The employment agreement was amended in 2008 to comply with Section 409A. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. The current term of the employment agreement expires March 21, 2011, but will be automatically renewed for up to three additional three-year periods. Under the terms of such employment agreement, Mr. Golsen shall:

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

Name of Individual	Amount of Annual Payment
Jack E. Golsen	$175,000
Tony M. Shelby	$35,000
Barry H. Golsen	$30,000
David R. Goss	$35,000
David M. Shear	N/A

1992 Agreements

During 1992, the Company entered into individual benefit agreements with certain key employees of the Company and its subsidiaries (including certain of the named executive officers) to provide compensation to such individuals in the event that they are employed by the Company or a subsidiary of the Company at age 65 (the “1992 Agreements”). The 1992 Agreements were amended in 2008 to comply with Section 409A.  As relating to the named executive officers, under the 1992 Agreements, the officer is eligible to receive a designated benefit (“Benefit”) as set forth in the 1992 Agreements. The officer will receive the Benefit beginning at the age 65 for the remainder of the officer’s life. If prior to attaining the age 65, the officer dies while in the employment of the Company or a subsidiary of the Company, the designated beneficiary of the officer will receive a monthly benefit (“Death Benefit”) for a period of ten years. The 1992 Agreements provide that the Company may terminate the agreement as to any officer at any time and for any reason prior to the death of the officer. The Company has purchased insurance on the life of each officer covered under the 1992 Agreements. The Company is the owner and sole beneficiary of each insurance policy, and the proceeds are payable to the Company to provide a source of funds for the Company’s obligations under the 1992 Agreements. Under the terms of the 1992 Agreements, if the officer becomes incapacitated prior to retirement or prior to reaching age 65, the officer may request the Company to cash-in any life insurance on the life of such officer purchased to fund the Company’s obligations under the 1992 Agreements. Jack E. Golsen does not participate in the 1992 Agreements.

The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements and the net cash surrender value of the associated life insurance policies at December 31, 2008.

Name of Individual	Amount of Annual Benefit	Amount of Annual Death Benefit	Amount of Net Cash Surrender Value
Jack E. Golsen	N/A	N/A	N/A
Tony M. Shelby	$15,605	N/A	$-
Barry H. Golsen	$17,480	$11,596	$33,490
David R. Goss	$17,403	N/A	$59,662
David M. Shear	$17,822	$7,957	$-

2005 Agreement

During 2005, the Company entered into a death benefit agreement (“2005 Agreement”) with Jack E. Golsen. This agreement replaced existing benefits that were payable to Mr. Golsen. The 2005 Agreement provides that, upon Mr. Golsen’s death, the Company will pay to Mr. Golsen’s family or designated beneficiary $2.5 million to be funded from the net proceeds received by the Company under certain life insurance policies on Mr. Golsen’s life that were purchased and are owned by the Company. The 2005 Agreement requires that the Company is obligated to keep in existence no less than $2.5 million of the stated death benefit.  The life insurance policies in force provide an aggregate stated death benefit to the Company, as beneficiary, of $7 million.

401(k) Plan

We maintain The LSB Industries, Inc. Savings Incentive Plan (the “401(k) Plan”) for the employees (including the named executive officers) of the Company and its subsidiaries, excluding employees covered under union agreements and certain other employees. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. The Company and its subsidiaries make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pays the amount into the 401(k) Plan pursuant to the officer’s election. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed by the named executive officers during the 2008, 2007 and 2006 fiscal years pursuant to the 401(k) Plan.

Outstanding Equity Awards At December 31, 2008

Options Awards (1)
(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Unexercised Options (#) (2) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)
Jack E. Golsen	-	-	-	-	-
Tony M. Shelby	100,000 15,000	- -	- -	1.25 2.73	7/8/2009 11/29/2011
Barry H. Golsen	11,250	-	-	2.73	11/29/2011
David R. Goss	65,000 15,000	- -	- -	1.25 2.73	7/8/2009 11/29/2011
David M. Shear	-	-	-	-	-

(1)	There were no unvested stock awards at December 31, 2008.
(2)
Options expiring on July 8, 2009 were granted on July 8, 1999, and were fully vested on July 7, 2003.  Options expiring on November 29, 2011, were granted on November 29, 2001 and were fully vested on November 28, 2005.

Options Exercised in 2008 (1)
	Option Awards
(a)	(b)	(c)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(2) ($)
Jack E. Golsen	-	-
Tony M. Shelby	-	-
Barry H. Golsen	55,000	742,500
David R. Goss	35,000	338,800
David M. Shear	65,544	1,472,937

(1)	There were no stock awards that vested in 2008.
(2)	Value realized was determined using the difference between the exercise price of the options and the closing price of our common stock on the date of exercise.

Severance Agreements

We have entered into severance agreements with each of the named executive officers and certain other officers, which were amended in 2008 to comply with Section 409A. Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The phrase “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

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

Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the date of retirement from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless the Company gives notices otherwise at least one year prior to the renewal date.

Potential Payments Upon Termination or Change-In-Control(1)

The following table reflects the amount that would have been payable to each of the named executive officers under the applicable agreement if the respective trigger event had occurred on December 31, 2008.

Severance Pay Trigger Event

Name and Executive Benefit and Payments Upon Separation	Voluntary Termination ($)	Involuntary Other Than For Cause Termination ($)	Involuntary For Cause Termination ($)	Involuntary Other Than For Cause Termination - Change of Control ($)	Voluntary For Good Reason Termination - Change of Control ($)	Disability/ Incapacitation ($)	Death ($)

Jack E. Golsen:
Salary	-	1,294,996	-	1,684,973	1,684,973	3,246,125	-
Bonus	-	450,000	-	-	-	-	-
Death Benefits	-	-	-	-	-	-	4,250,000
Other	-	59,182	-	-	-	-	59,182

Tony M. Shelby:
Salary	-	-	-	925,222	925,222	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	240,794	-	-	-	-	-	-

Barry H. Golsen:
Salary	-	-	-	1,467,593	1,467,593	-	-
Death Benefits	-	-	-	-	-	-	415,962

David R. Goss:
Salary	-	-	-	864,770	864,770	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	256,752	-	-	-	-	-	-

David M. Shear:
Salary	-	-	-	834,392	834,392	-	-
Death Benefits	-	-	-	-	-	-	79,567

(1)  This amount does not include the amount realizable under outstanding stock options granted to the named executive officers, all of which are fully vested.  See “Outstanding Equity Awards at December 31, 2008.”

Compensation of Directors

In 2008, we compensated our non-employee directors for their services as directors on our Board. Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2008.

Director Compensation Table
(a)	(b)	(d)	(h)
Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)(2)	Total ($)
Raymond B. Ackerman	40,000	344	40,344
Robert C. Brown, M.D.	40,000	344	40,344
Charles A. Burtch	40,000	344	40,344
Robert A. Butkin	39,500	344	39,844
Bernard G. Ille	40,000	344	40,344
Donald W. Munson	40,000	344	40,344
Ronald V. Perry	40,000	344	40,344
Horace G. Rhodes	40,000	344	40,344
John A. Shelley	40,000	344	40,344

(1) This amount includes as to each director, an annual fee of $13,000 for services as a director and $500 for each Board meeting attended during 2008. This amount also includes the following fees earned during 2008:
•	Mr. Ackerman received $25,000 for his services on the Audit Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•
Dr. Brown received $25,000 for his services on the Benefits and Programs Committee. This amount does not include amounts paid by the Company to Dr. Brown for consulting services rendered by him or his affiliated medical group, which amounts are described under “Item 13 - Certain Relationships and Related Party Transactions, and Director Independence - Related Party Transactions.”

•	Mr. Burtch received $25,000 for his services on the Audit Committee and Compensation and Stock Option Committee.
•	Mr. Butkin received $25,000 for his services on the Business Development Committee.
•	Mr. Ille received $25,000 for his services on the Audit Committee, Compensation and Stock Option Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•	Mr. Munson received $25,000 for his services on the Business Development Committee.
•	Mr. Perry received $25,000 for his services on the Public Relations and Marketing Committee.

•	Mr. Rhodes received $25,000 for his services on the Audit Committee, Compensation and Stock Option Committee and Nominating and Corporate Governance Committee.
•	Mr. Shelley received $25,000 for his services on the Audit Committee, Public Relations and Marketing Committee and Nominating and Corporate Governance Committee.

(2)  During the fourth quarter of 2008, our board of directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options to our non-employee directors under the 2008 Plan (the “2008 Non-Qualified Options”).  The exercise price of the 2008 Non-Qualified Options was equal to the market value of our common stock at the date of grant.  The 2008 Non-Qualified Options have a 10 year term and vest at the end of each one-year period at the rate of 16.5% per year for the first five years, with the remaining unvested options will vest at the end of the sixth year.  Pursuant to the terms of the 2008 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2008 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event.  The amount of director compensation relating to option awards is the expense recognized in 2008 relating to the 2008 Non-Qualified Options in accordance with SFAS 123(R).

 Compensation Committee Interlocks and Insider Participation

The Compensation and Stock Option Committee has the authority to set the compensation of all of our officers. This Committee considers the recommendations of the Chief Executive Officer when setting the compensation of our officers. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation and Stock Option Committee are the following non-employee directors: Horace G. Rhodes (Chairman), Charles A. Burtch, and Bernard G. Ille. Neither Mr. Burtch, Mr. Ille nor Mr. Rhodes is, or ever has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the information as of December 31, 2008, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders (1)	1,145,100	$6.81	863,000
Equity compensation plans not approved by stockholders (2)	142,500	$1.48	-

Total	1,287,600	$6.22	863,300

1) Stock Incentive Plan Receiving Stockholders' Approval in 2008  On May 5, 2008, our Board of Directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008.  The number of shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment.  Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies.  An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan will be administered by the Compensation and Stock Option Committee.

During the fourth quarter of 2008, the Compensation and Stock Option Committee under the 2008 Plan approved the grants of 372,000 shares of qualified stock options to certain employees, and the Board of Directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options to our non-employee directors (the “2008 Options”). The exercise price of the 2008 Options ranged from $7.86 to $9.97 per share, which is based on the market value of our common stock on the date the 2008 Options were granted. The 2008 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  Pursuant to the terms of the non-qualified stock options, if a termination event occurs, as defined, the non-vested stock options will become fully vested and exercisable for a period of one year from the date of the termination event.  Excluding the non-qualified stock options relating to a termination event, the 2008 Options expire during the fourth quarter of 2018.

Under SFAS 123(R), the fair value for the 2008 Options was estimated, using an option pricing model.  The total fair value for the 2008 Options was estimated to be approximately $1,503,000, or an average of $3.60 per share, using a Black-Scholes-Merton option pricing model.  During the fourth quarter of 2008, we began amortizing the total estimated fair value of the 2008 Options, primarily to SG&A, which will continue through the fourth quarter of 2014 (adjusted for forfeitures).  For 2008, we incurred stock-based compensation expense of $811,000, of which $42,000 relates to the 2008 Options.

(2) Non-Stockholder Approved Plans From time to time, the Compensation Committee and/or the Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in our best interest to compensate directors, officers, or employees for service to the Company. The exercise price of each such option is equal to the market value of our common stock at the date of grant and each option expires ten years from the grant date. All outstanding options under these plans were exercisable at December 31, 2008.

The equity compensation plans, which have not been approved by the stockholders, are the following:

•
On November 29, 2001, we granted to employees of the Company nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. As of December 31, 2008, 22,500 shares remain exercisable at an exercise price of $2.73 per share.

•	On July 8, 1999, in consideration of services to the Company, we granted nonqualified stock options to acquire 371,500 shares of common stock at an exercise price of $1.25 per share to Jack E. Golsen (176,500 shares), Barry H. Golsen (55,000 shares) and Steven J. Golsen (35,000 shares), David R. Goss (35,000 shares), Tony M. Shelby (35,000 shares), and David M. Shear (35,000 shares) and also granted to certain other employees nonqualified stock options to acquire a total of 165,000 shares of common stock at an exercise price of $1.25 per share in consideration of services to the Company. As of December 31, 2008, 120,000 shares remain exercisable.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2009, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 28, 2009.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class+
Jack E. Golsen and certain members of his family (2)	Common Voting Preferred	4,750,009 1,020,000	(3) (4) (5)	21.4% 99.9%

Winslow Management Company LLC	Common	1,307,453		6.2%

+ Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 28, 2009 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1) We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company’s records.

(2)  Includes Jack E. Golsen (“J. Golsen”) and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (“B. Golsen”) (a director, Vice Chairman of the Board of Directors, and President of the Company and its climate control business); son, Steven J. Golsen (“S. Golsen”) (executive officer of several subsidiaries of the Company), Golsen Family LLC (“LLC”) which is wholly-owned by J. Golsen (45.92% owner), Sylvia H. Golsen (45.92% owner), B. Golsen (2.72% owner), S. Golsen (2.72% owner), and Linda F. Rappaport (2.72% owner and daughter of J. Golsen (“L. Rappaport”)), and SBL LLC (“SBL”) which is wholly-owned by the LLC (49% owner), B. Golsen (17% owner), S. Golsen (17% owner), and L. Rappaport (17% owner). J Golsen and Sylvia H. Golsen are the managers of the LLC and share voting and dispositive power over the shares beneficially owned by the LLC. J. Golsen and B. Golsen, as the only directors and officers of SBL, share the voting and dispositive power of the shares beneficially owned by SBL and its wholly owned subsidiary, Golsen Petroleum Corp

(“GPC”). See “Description of Capital Stock.” The address of Jack E. Golsen, Sylvia H. Golsen, and Barry H. Golsen is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179. SBL’s address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(3)  Includes (a) the following shares over which J. Golsen has the sole voting and dispositive power: (i) 4,000 shares that he has the right to acquire upon conversion of a promissory note; (ii) 263,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee of each of these trusts; and (iii) 200,406 shares held in certain trusts for the benefit of grandchildren and great grandchildren of J. Golsen and Sylvia H. Golsen over which J. Golsen is the trustee; (b) 653,976 shares owned of record by the LLC and 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC; (c) 296,639 shares over which B. Golsen has the sole voting and dispositive power, 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power, and 11,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (d) 263,915 shares over which S. Golsen has the sole voting and dispositive power and 11,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 30,000 shares over which L. Rappaport has the sole voting and dispositive power and 36,400 shares that she has the right to acquire upon conversion of $1 million principal amount of the 2007 Debentures; (f) 1,632,099 shares owned of record by SBL, 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL and 145,600 shares issuable shares upon the conversion of $4 million principal amount of the Company’s 5.5% Convertible Senior Subordinated Debentures Due 2012 owned of record by SBL, and (g) 283,955 shares owned of record by GPC, which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC, and (h) 36,400 shares issuable upon the conversion of $1 million principal amount of the Company’s 5.5% Convertible Senior Subordinated Debentures Due 2012 owned by L. Rappaport. See “Certain Relationships and Related Transactions”.

(4)  J. Golsen and Sylvia H. Golsen disclaim beneficial ownership of the shares over which B. Golsen, S. Golsen and L. Rappaport each have sole voting and investment power.  Sylvia H. Golsen, B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has sole voting and investment power over as noted in footnote (3)(a) above.  B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares owned of record by the LLC, except to the extent of their respective pecuniary interest therein. S. Golsen and L. Rappaport disclaims beneficial ownership of the shares owned of record by SBL and GPC and all shares beneficially owned by SBL through the LLC, except to the extent of his pecuniary interest therein. L. Rappaport disclaims beneficial ownership of the shares over which her spouse has sole voting and investment power over.

(5)  Includes: (a) 4,000 shares of Series B Preferred owned of record by the LLC; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by SBL’s wholly-owned subsidiary, GPC, over which SBL, J. Golsen, and B. Golsen share the voting and dispositive power and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

Security Ownership of Management

The following table sets forth certain information obtained from our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 28, 2009.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percent of Class+

Raymond B. Ackerman	Common	16,450	(2)	*

Robert C. Brown, M.D.	Common	59,516	(3)	*

Charles A. Burtch	Common	1,000	(4)	*

Robert A. Butkin	Common	1,000	(5)	*

Barry H. Golsen	Common Voting Preferred	3,940,718 1,020,000	(6) (6)	17.8 99.9	% %

Jack E. Golsen	Common Voting Preferred	4,100,022 1,020,000	(7) (7)	18.5 99.9	% %

David R. Goss	Common	251,594	(8)	1.2%

Bernard G. Ille	Common	30,000	(9)	*

Jim D. Jones	Common	135,252	(10)	*

Donald W. Munson	Common	6,740	(11)	*

Ronald V. Perry	Common	-		-

Horace G. Rhodes	Common	16,500	(12)	*

David M. Shear	Common	95,581	(13)	*

Tony M. Shelby	Common	220,810	(14)	1.0%

John A. Shelley	Common	2,830	(15)	*

Michael G. Adams	Common	21,304	(16)	*

Harold L. Rieker, Jr.	Common	3,500	(17)	*

Directors and Executive Officers as a group number (17 persons)	Common Voting Preferred	5,270,521 1,020,000	(19)	23.4 99.9	% %
* Less than 1%.
+ See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”

(1)	We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.

(2)
This amount includes 1,450 shares held by Mr. Ackerman’s trust over which Mr. Ackerman possesses sole voting and dispositive power and 15,000 shares are held in a trust owned by Mrs. Ackerman, of which Mrs. Ackerman is trustee.

(3)
These shares are held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and by a trust, of which Dr. Brown is the trustee. As trustees, Dr. Brown and his wife share voting and dispositive power over these shares. The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(4)	Mr. Burtch has the sole voting and dispositive power over these shares.

(5)	These shares are held in certain trusts over which Mr. Butkin has voting and dispositive power.

(6)	See footnotes (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(7)	See footnotes (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(8)
Mr. Goss has the sole voting and dispositive power over these shares, which include 600 shares held in a trust of which Mr. Goss is trustee and 80,000 shares that Mr. Goss may acquire pursuant to currently exercisable stock options.

(9)
The amount includes (a) 25,000 shares of common stock, including 15,000 shares that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille has the sole voting and dispositive power, and (b) 5,000 shares owned of record by Mr. Ille’s wife, voting and dispositive power of which are shared by Mr. Ille and his wife.

(10)	Mr. Jones and his wife share voting and dispositive power over these shares, which include 115,000 shares that Mr. Jones may acquire pursuant to currently exercisable stock options.

(11)	Mr. Munson has the sole voting and dispositive power over these shares.

(12)
The amount includes (a) 16,000 shares of common stock over which Mr. Rhodes has the sole voting and dispositive power including 15,000 shares held by a trust, and (b) 500 shares held by a revocable trust over which Mr. Rhodes’ wife has voting and dispositive power.

(13)
These shares are held in a joint account owned by Mr. Shear’s revocable trust of which Mr. Shear is the trustee and by Mr. Shear’s spouse’s revocable trust of which his spouse is the trustee.  As trustees, Mr. Shear and his wife share voting and dispositive power over these shares.

This amount does not include, and Mr. Shear disclaims beneficial ownership of the shares beneficially owned by Mr. Shear’s wife, which consist of 8,988 shares, the beneficial ownership of which is disclaimed by her, that are held by trusts of which she is the trustee.

(14)	Mr. Shelby has the sole voting and dispositive power over these shares, which include 115,000 shares that Mr. Shelby may acquire pursuant to currently exercisable stock options plans.

(15)	Mr. Shelley has the sole voting and dispositive power over these shares.

(16)
This amount includes 11,304 shares held by Mr. Adams' trust over which Mr. Adams possesses sole voting and dispositive power, and 10,000 shares that Mr. Adams may acquire pursuant to currently exercisable stock options.

(17)	Mr. Rieker has the sole voting and dispositive power over these shares, which include 3,100 shares that Mr. Rieker may acquire pursuant to currently exercisable stock options.

(18)
The shares of common stock include 349,350 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 1,066,266 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

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

Related Party Transactions

Golsen Group

During the fourth quarter of 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures.  At December 31, 2008, accrued interest of $137,500 relates to the portion of debentures held by the Golsen Group.

During 2008, the Company remodeled their offices and incurred costs of $18,000 for the replacement of carpet involving a company (“Designer Rugs”) owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

During 2008, the Golsen Group paid us approximately $9,400 for the use of office space in our corporate offices, which is currently approximately 1,200 square feet.

Steven J. Golsen, Chief Operating Officer of our Climate Control Business, 2008 compensation was approximately $445,000, which included $160,000 bonus and $6,000 automobile allowance.  In addition, Steven J. Golsen realized approximately $473,000 value in 2008 from the exercise of non-qualified stock options. Heidi Brown Shear, Vice President and Managing Counsel to the Company, 2008 compensation was approximately $155,000, which included $35,000 bonus and $3,900 automobile allowance. In addition, Heidi Brown Shear realized approximately $295,000 value in 2008 from the exercise of qualified stock options.

Cash Dividends

In March 2008, we paid the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

Northwest

Northwest Internal Medicine Associates (“Northwest”), a division of Plaza Medical Group, P.C., has an agreement with the Company to perform medical examinations of the management and supervisory personnel of the Company and its subsidiaries. Each year, we pay Northwest $2,000 a month to perform such examinations, under the agreement. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group, P.C.  In addition, Dr. Brown receives a fee of $2,000 per month to perform medical director consulting services for the Company in connection with the Company’s self-insured health plan and workmen’s compensation benefits.

Board Independence

The Board of Directors has determined that each of Messrs. Ackerman, Burtch, Butkin, Ille, Munson, Rhodes, Perry and Shelley is an “independent director” in accordance with the current listing standards of the NYSE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the SEC for those fiscal years were approximately $1,455,001 and $1,635,057, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $25,000 and $95,000 during 2008 and 2007, respectively, for audit-related services, which included benefit plan audit and accounting consultations that included assistance with our internal control documentation, the issuance of the 2007 Debentures, and the exchange tender offer during 2007.

Tax Fees

Ernst & Young LLP billed $538,095 and $249,887 during 2008 and 2007, respectively, for tax services to the Company, and included tax return review and preparation and tax consultations and planning.

All Other Fees

The Company did not engage its accountants to provide any other services for the fiscal years ended December 31, 2008 and 2007.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company’s Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2008 and 2007 is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant	F- 72

II - Valuation and Qualifying Accounts	F- 77

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended.

3(i).2	Restated Bylaws, dated December 19, 2007, which the Company hereby incorporates by reference from Exhibit 3.2 to the Company’s Form 8-K, filed December 20, 2007.

4.1
Specimen Certificate for the Company's Noncumulative Preferred Stock, having a par value of $100 per share, which the Company incorporates by reference from Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2005.

4.2
Specimen Certificate for the Company's Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company's Registration Statement No. 33-9848.

4.3
Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001.

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

4.6
Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated December 5, 2008.

4.7
First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated December 5, 2008.

4.8
Redemption Notice, dated July 12, 2007, for the LSB Industries, Inc.’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated July 11, 2007.

4.9
Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.10
Loan Agreement, dated September 15, 2004 between ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc. (“Loan Agreement”), which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated September 16, 2004. The Loan Agreement lists numerous Exhibits and Schedules that are attached thereto, which will be provided to the Commission upon the commission’s request.

4.11
First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C., which the Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the year ended December 31, 2004.

4.12
Waiver and Consent, dated as of January 1, 2006 to the Loan Agreement dated as of September 15, 2004 among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc., which the Company hereby incorporates by reference from Exhibit 4.23 to the Company’s Form 10-K for the year ended December 31, 2005.

4.13
Consent of Orix Capital Markets, LLC and the Lenders of the Senior Credit Agreement, dated May 12, 2006, to the interest rate of a loan between LSB and ThermaClime and the utilization of the loan proceeds by ThermaClime and the waiver of related covenants, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2006.

4.14	Indenture, dated March 3, 2006, by and among the Company and UMB Bank, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated March 14, 2006.

4.15
Registration Rights Agreement, dated March 3, 2006, by and among the Company and the Purchasers set fourth in the signature pages, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, dated March 14, 2006.

4.16
Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.17	Certificate of 5.5% Senior Subordinated Convertible Debentures due 2012, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated June 28, 2007.

4.18	Indenture, dated June 28, 2007, by and among the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, dated June 28, 2007

4.19
Registration Rights Agreement, dated June 28, 2007, by and among the Company and the Purchasers set forth in the signature pages thereto, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated June 28, 2007.

4.20
Registration Rights Agreement, dated March 25, 2003 among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital management, L.L.C., Jayhawk Investments, L.P. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.1
Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner, which the Company hereby incorporates by reference from Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.2
Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company incorporates by reference from Exhibit 10.2 to the company’s Form 10-K for the fiscal year ended December 31, 2005.

10.3
Amendment to Non-Qualified Benefit Plan Agreement, dated December 17, 2008, between Barry H. Golsen and the Company, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, dated December 23, 2008.  Each Amendment to Non-Qualified Benefit Plan Agreement with David R. Goss and Steven J. Golsen is substantially the same as this exhibit and will be provided to the Commission upon request.

10.4	The Company's 1993 Stock Option and Incentive Plan, which the Company incorporates by reference from Exhibit 10.3 to the company’s Form 10-K for the fiscal year ended December 31, 2005.

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

10.8
LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit "C" to the Company’s Proxy Statement, dated May 24, 1999 for its 1999 Annual Meeting of Stockholders. See SEC file number 001-07677.

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

10.13
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007.

10.14
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007.

10.15	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 6, 2008.

10.16
Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2005. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.17
Amendment to Severance Agreement, dated December 17, 2008, between Barry H. Golsen and the Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated December 23, 2008.  Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request.

10.18
Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.19
First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.20
Third Amendment to Employment Agreement, dated December 17, 2008, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated December 23, 2008.

10.21
Baytown Nitric Acid Project and Supply Agreement dated June 27, 1997 by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

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

10.23
Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST

10.24
Service Agreement, dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.25
Ground Lease dated June 27, 1997 between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.26
Participation Agreement, dated as of June 27, 1997 among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing Corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landes Bank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent, which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997 GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. See SEC file number 001-07677.

10.27
Lease Agreement, dated as of June 27, 1997 between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.28
Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.29
Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997 made by El Dorado Nitrogen Company and consented to by Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.8 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1997. See SEC file number 001-07677.

10.30
Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.31
Assignment, dated May 8, 2001 between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.32
Agreement for Purchase and Sale, dated April 10, 2001 by and between Prime Financial Corporation and Raptor Master, L.L.C., which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.33
Amended and Restated Lease Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.34
Option Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.35
First Amendment to Amended and Restated Lease Agreement, dated April 1, 2007, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended December 31, 2007.

10.36
Stock Purchase Agreement, dated September 30, 2001 by and between Summit Machinery Company and SBL Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company' Form 10-Q for the fiscal quarter ended September 30, 2001.

10.37
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

10.38
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

10.39
Second Amendment to AN Supply Agreement, executed August 24, 2006, to be effective as of January 1, 2006, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form     10-Q for the fiscal quarter ended September 30, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF 19661, DATED MARCH 23, 2007, GRANTING  REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.40
Third Amendment to AN Supply Agreement, dated effective December 9, 2008, between El Dorado Chemical Company and Orica USA Inc., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, filed January 21, 2009.

10.41
Agreement, dated August 1, 2007, between El Dorado Chemical Company and United Steelworkers of America International Union AFL-CIO and its Local 13-434, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated July 29, 2008.

10.42
Agreement, dated October 17, 2007, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated May 14, 2008.

10.43
Agreement, dated November 12, 2007, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated March 27, 2008.

10.44
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

10.45
Anhydrous Ammonia Sales Agreement, dated effective January 3, 2005 between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.41 to the Company’s Form 10-K for the year ended December 31, 2004. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 26082, DATED NOVEMBER 16, 2007, GRANTING CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.46
First Amendment to Anhydrous Ammonia Sales Agreement, dated effective August 29,  2005, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.42 to the Company's Form 10-K for the fiscal year ended December 31, 2005, filed March 31, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF# 18274, DATED MARCH 23, 2007,  AND CF# 20082 DATED NOVEMBER 16, 2007 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.47
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

10.48
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

10.49
Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sarl and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST

10.50
Warrant Agreement, dated March 25, 2003 between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.51
Subscription Agreement, dated March 25, 2003 by and between LSB Industries, Inc. and Jayhawk Institutional Partners, L.P., which the Company hereby incorporates by reference from Exhibit 10.50 to the Company's Form 10-K for the fiscal year ended December 31, 2002.

10.52
Second Amendment and Extension of Stock Purchase Option, effective July 1, 2004, between LSB Holdings, Inc., an Oklahoma corporation and Dr. Hauri AG, a Swiss corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2004.

10.53
Purchase Agreement, dated March 3, 2006, by and among the Company and the investors identified on the Schedule of Purchasers, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated March 14, 2006.

10.54
Exchange Agreement, dated October 6, 2006, between LSB Industries, Inc., Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93, The Paul J. Denby IRA, Denby Enterprises, Inc., Tracy Denby, and Paul Denby, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2006. Substantially similar Exchange Agreements (each having the same exchange rate) were entered with the following individuals or entities on the dates indicated for the exchange of the number of shares of LSB’s Series 2 Preferred noted: October 6, 2006 - James W. Sight (35,428 shares of Series 2 Preferred), Paul Denby, Trustee of the Paul Denby Revocable Trust, U.A.D. 10/12/93 (25,000 shares of Series 2 Preferred), The Paul J. Denby IRA (11,000 shares of Series 2 Preferred), Denby Enterprises, Inc. (4,000 shares of Series 2 Preferred), Tracy Denby (1,000 shares of Series 2 Preferred); October 12, 2006 - Harold Seidel (10,000 shares of Series 2 Preferred); October 11, 2006 -Brent Cohen (4,000 shares of Series 2 Preferred),  Brian J. Denby and Mary Denby (1,200 shares of Series 2 Preferred), Brian J. Denby, Trustee, Money Purchase Pension Plan (5,200 shares of Series 2 Preferred), Brian Denby, Inc. Profit Sharing Plan (600 shares of Series 2 Preferred);  October 25, 2006 - William M. and Laurie Stern ( 400 shares of Series 2 Preferred), William M. Stern Revocable Living Trust, UTD July 9, 1992 (1,570 shares of Series 2 Preferred), the William M. Stern IRA (2,000 shares of Series 2 Preferred), and William M. Stern, Custodian for David Stern (1,300 shares of Series 2 Preferred), John Cregan (500 shares of Series 2 Preferred), and Frances Berger (1,350 shares of Series 2 Preferred). Copies of the foregoing Exchange Agreements will be provided to the Commission upon request.

10.55
Purchase Agreement, dated June 28, 2007, by and among the Company and the investors identified on the Schedule of Purchasers attached thereto, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated June 28, 2007.

10.56
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

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 12, 2009		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 12, 2009		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
March 12, 2009		Harold L. Rieker Jr. Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 12, 2009	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 12, 2009	Tony M. Shelby, Director

Dated:	By: /s/ Barry H. Golsen
March 12, 2009	Barry H. Golsen, Director

Dated:	By: /s/ David R. Goss
March 12, 2009	David R. Goss, Director

Dated:	By: /s/ Raymond B. Ackerman
March 12, 2009	Raymond B. Ackerman, Director

Dated:	By: /s/ Robert C. Brown MD
March 12, 2009	Robert C. Brown MD, Director

Dated:	By: /s/ Charles A. Burtch
March 12, 2009	Charles A. Burtch, Director

Dated:	By: /s/ Robert A. Butkin
March 12, 2009	Robert A. Butkin, Director

Dated:	By: /s/ Bernard G. Ille
March 12, 2009	Bernard G. Ille, Director

Dated:	By: /s/ Donald W. Munson
March 12, 2009	Donald W. Munson, Director

Dated:	By: /s/ Ronald V. Perry
March 12, 2009	Ronald V. Perry, Director

Dated:	By: /s/ Horace G. Rhodes
March 12, 2009	Horace G. Rhodes, Director

Dated:	By: /s/ John A. Shelley
March 12, 2009	John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements
And Schedules for Inclusion in Form 10-K
For the Fiscal Year ended December 31, 2008

Table of Contents FS
Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

As discussed in Note 13 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 12, 2009

Table of Contents FS
LSB Industries, Inc.

Consolidated Balance Sheets

December 31,
2008	2007
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$46,204	$58,224
Restricted cash	893	203
Accounts receivable, net	78,846	70,577
Inventories	60,810	56,876
Supplies, prepaid items and other:
Prepaid insurance	3,373	3,350
Precious metals	14,691	10,935
Supplies	4,301	3,849
Other	1,378	1,464
Total supplies, prepaid items and other	23,743	19,598
Deferred income taxes	11,417	10,030
Total current assets	221,913	215,508

Property, plant and equipment, net	104,292	79,692

Other assets:
Debt issuance costs, net	2,607	4,213
Investment in affiliate	3,628	3,426
Goodwill	1,724	1,724
Other, net	1,603	2,991
Total other assets	9,562	12,354
	$335,767	$307,554

(Continued on following page)

Table of Contents FS
 LSB Industries, Inc.

Consolidated Balance Sheets (continued)

December 31,
2008	2007
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,014	$39,060
Short-term financing	2,228	919
Accrued and other liabilities	39,236	38,942
Current portion of long-term debt	1,560	1,043
Total current liabilities	86,038	79,964

Long-term debt	103,600	121,064

Noncurrent accrued and other liabilities	9,631	6,913

Deferred income taxes	6,454	5,330

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,958,330 shares issued (24,466,506 at December 31, 2007)	2,496	2,447
Capital in excess of par value	127,337	123,336
Accumulated other comprehensive loss	(120)	(411)
Accumulated retained earnings (deficit)	19,804	(16,437)
	152,517	111,935
Less treasury stock, at cost:
Common stock, 3,848,518 shares (3,448,518 at December 31, 2007)	22,473	17,652
Total stockholders’ equity	130,044	94,283
	$335,767	$307,554

See accompanying notes.

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2008	2007	2006
(In Thousands, Except Per Share Amounts)
Net sales	$748,967	$586,407	$491,952
Cost of sales	610,087	453,814	401,090
Gross profit	138,880	132,593	90,862

Selling, general and administrative expense	86,646	75,033	64,134
Provisions for losses on accounts receivable	371	858	426
Other expense	1,184	1,186	722
Other income	(8,476)	(3,495)	(1,559)
Operating income	59,155	59,011	27,139

Interest expense	11,381	12,078	11,915
Gain on extinguishment of debt	(5,529)	-	-
Non-operating other income, net	(1,096)	(1,264)	(624)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	54,399	48,197	15,848
Provisions for income taxes	18,776	2,540	901
Equity in earnings of affiliate	(937)	(877)	(821)
Income from continuing operations	36,560	46,534	15,768

Net loss (income) from discontinued operations	13	(348)	253
Net income	36,547	46,882	15,515

Dividends, dividend requirements and stock dividends on preferred stock	306	5,608	2,630
Net income applicable to common stock	$36,241	$41,274	$12,885

Income (loss) per common share:
Basic:
Income from continuing operations	$1.71	$2.09	$.92
Net income (loss) from discontinued operations	-	.02	(.02)
Net income	$1.71	$2.11	$.90

Diluted:
Income from continuing operations	$1.58	$1.82	$.77
Net income (loss) from discontinued operations	-	.02	(.01)
Net income	$1.58	$1.84	$.76

See accompanying notes.

Table of Contents FS
 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Retained Earnings (Deficit)	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)

Balance at December 31, 2005	17,082	$34,177	$1,708	$57,547	$(990)	$(60,333)	$(797)	$(16,451)	$14,861
Net income						15,515			15,515
Amortization of cash flow hedge					289				289
Total comprehensive income									15,804
Dividends paid on preferred stock						(262)			(262)
Conversion of debentures to common stock	1,977		198	12,812					13,010
Exercise of stock options	374		38	1,445				(1,185)	298
Exchange of 104,548 shares of non-redeemable preferred stock for 773,655 shares of common stock	774	(5,227)	77	8,032		(2,882)			-
Acquisition of 1,600 shares of non-redeemable preferred stock		(80)		(15)					(95)
Conversion of 188 shares of redeemable preferred stock to common stock	8		1	17					18
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634

(Continued on following page)

Table of Contents FS
 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Retained Earnings (Deficit)	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Net income						$46,882			$46,882
Amortization of cash flow hedge					290				290
Total comprehensive income									47,172
Dividends paid on preferred stock						(2,934)			(2,934)
Cumulative effect adjustment in accordance with FIN 48						(120)			(120)
Stock-based compensation				421					421
Conversion of debentures to common stock	565		57	3,681					3,738
Exercise of stock options	582		58	1,480				(16)	1,522
Exercise of warrant	113		12	381					393
Income tax benefit from exercise of stock options				1,740					1,740
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 167,475 shares of non-redeemable preferred stock for 724,993 shares of common stock	725	(8,374)	72	8,301					(1)
Redemption of 25,820 shares of non-redeemable preferred stock		(1,291)							(1,291)
Cancellation of 18,300 shares of non-redeemable preferred stock (1)		(915)		118			797		-
Conversion of 98 shares of redeemable preferred stock to common stock	4			9					9
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$-	$(17,652)	$94,283

(1)
These shares represent the shares of Series 2 Preferred previously held as treasury stock. As the result of the cancellation, no shares of Series 2 Preferred were issued and outstanding at December 31, 2007.

(Continued on following page)

Table of Contents FS
 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Retained Earnings (Deficit)	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Net income						$36,547			$36,547
Amortization of cash flow hedge					291				291
Total comprehensive income									36,838
Dividends paid on preferred stock						(306)			(306)
Stock-based compensation				811					811
Exercise of stock options	490		49	797					846
Income tax benefit from exercise of stock options				2,390					2,390
Acquisition of 400,000 shares of common stock								(4,821)	(4,821)
Conversion of 38 shares of redeemable preferred stock to common stock	1			3					3
Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$-	$(22,473)	$130,044

See accompanying notes.

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2008	2007	2006
(In Thousands)
Cash flows from continuing operating activities
Net income	$36,547	$46,882	$15,515
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss (income) from discontinued operations	13	(348)	253
Deferred income taxes	(263)	(4,700)	-
Gain on extinguishment of debt	(5,529)	-	-
Losses (gain) on sales and disposals of property and equipment	158	378	(12)
Gain on litigation judgment associated with property, plant and equipment	(3,943)	-	-
Depreciation of property, plant and equipment	13,830	12,271	11,381
Amortization	1,186	2,082	1,168
Stock-based compensation	811	421	-
Provisions for losses on accounts receivable	371	858	426
Provision for (realization of) losses on inventory	3,824	(384)	(711)
Provisions for impairment on long-lived assets	192	250	286
Provision for (realization of) losses on firm sales commitments	-	(328)	328
Equity in earnings of affiliate	(937)	(877)	(821)
Distributions received from affiliate	735	765	875
Changes in fair value of commodities contracts	5,910	172	408
Changes in fair value of interest rate contracts	2,863	580	44
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(8,776)	(4,392)	(18,066)
Inventories	(7,758)	(11,044)	(7,287)
Other supplies and prepaid items	(4,145)	(4,857)	(1,871)
Accounts payable	2,214	(5,110)	11,183
Customer deposits	(6,283)	6,587	1,011
Deferred rent expense	(2,876)	(931)	122
Other current and noncurrent liabilities	3,871	8,524	3,460
Net cash provided by continuing operating activities	32,015	46,799	17,692

Cash flows from continuing investing activities
Capital expenditures	(32,556)	(14,808)	(14,701)
Proceeds from litigation judgment associated with property, plant and equipment	5,948	-	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	(1,884)	-	-
Proceeds from sales of property and equipment	74	271	147
Proceeds from (deposits of) current and noncurrent restricted cash	(690)	3,478	(3,504)
Purchase of interest rate cap contracts	-	(621)	-
Other assets	(379)	(168)	(363)
Net cash used by continuing investing activities	(29,487)	(11,848)	(18,421)

(Continued on following page)

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2008	2007	2006
(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facilities	$662,402	$529,766	$460,335
Payments on revolving debt facilities	(662,402)	(556,173)	(466,445)
Proceeds from 5.5% convertible debentures, net of fees	-	56,985	-
Proceeds from Secured Term Loan	-	50,000	-
Proceeds from 7% convertible debentures, net of fees	-	-	16,876
Proceeds from other long-term debt, net of fees	-	2,424	8,218
Payments on Senior Secured Loan	-	(50,000)	-
Acquisition of 5.5% convertible debentures	(13,207)	-	-
Acquisition of 10.75% Senior Unsecured Notes	-	-	(13,300)
Payments on other long-term debt	(599)	(7,781)	(6,853)
Payments of debt issuance costs	-	(1,403)	(356)
Proceeds from short-term financing and drafts payable	3,178	1,456	3,984
Payments on short-term financing and drafts payable	(1,869)	(3,523)	(3,788)
Proceeds from exercise of stock options	846	1,522	298
Proceeds from exercise of warrant	-	393	-
Purchase of treasury stock	(4,821)	-	-
Excess income tax benefit on stock options exercised	2,390	1,740	-
Dividends paid on preferred stock	(306)	(2,934)	(262)
Acquisition of non-redeemable preferred stock	-	(1,292)	(95)
Net cash provided (used) by continuing financing activities	(14,388)	21,180	(1,388)

Cash flows of discontinued operations:
Operating cash flows	(160)	(162)	(281)
Net increase (decrease) in cash and cash equivalents	(12,020)	55,969	(2,398)

Cash and cash equivalents at beginning of year	58,224	2,255	4,653
Cash and cash equivalents at end of year	$46,204	$58,224	$2,255

Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$6,562	$9,162	$11,084
Income taxes, net of refunds	$19,469	$1,646	$445

Noncash investing and financing activities:
Receivable from sale of property and equipment	$-	$-	$182
Debt issuance costs	$-	$3,026	$1,190
Other assets, accounts payable and other liabilities and long-term debt associated with additions of property, plant and equipment	$6,675	$1,937	$149
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$764	$-	$-
Debt issuance costs associated with 7% convertible debentures converted to common stock	$-	$266	$998
7% convertible debentures converted to common stock	$-	$4,000	$14,000
Series 2 preferred stock converted to common stock of which $12,303,000 and $2,882,000 was charged to accumulated deficit in 2007 and 2006, respectively	$-	$27,593	$8,109

See accompanying notes.

Table of Contents FS
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

Certain reclassifications have been made in our consolidated financial statements for 2007 and 2006 to conform to our consolidated financial statement presentation for 2008.

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

Restricted Cash - Restricted cash consists of cash balances that are legally restricted or designated by the Company for specific purposes. At December 31, 2008 and 2007, we had restricted cash of $893,000 and $203,000, respectively, primarily to fund certain unrealized losses on futures contracts.

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

Inventories - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At December 31, 2008 and 2007, we had inventory reserves for certain slow-moving inventory items (primarily Climate Control

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

products) and inventory reserves for certain nitrogen-based inventories provided by our Chemical Business because cost exceeded the net realizable value

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis.  Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. Recoveries of precious metals are recognized at historical FIFO costs.

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed of are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2008, we had no long-lived assets that met the criteria presented in Statement of Financial Accounting Standards (“SFAS”) 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) to be classified as assets held for sale.

We have obtained estimates from external sources and made internal estimates based on inquiry and other techniques of the fair values of certain capital spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of the carrying amounts of such assets.

Debt Issuance Costs - Debt issuance costs are amortized over the term of the associated debt instrument.

Goodwill - Goodwill is reviewed for impairment at least annually in accordance with SFAS 142 - Goodwill and Other Intangible Assets (“SFAS 142”). As of December 31, 2008 and 2007, goodwill was $1,724,000 of which $103,000 and $1,621,000 relates to business acquisitions in prior periods in the Climate Control and Chemical Businesses, respectively.

Table of Contents FS
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

Our accounting policy and methodology for warranty arrangements is to periodically measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
(In Thousands)
2008	$1,944	$5,514	$4,638	$2,820

2007	$1,251	$3,325	$2,632	$1,944

2006	$861	$2,199	$1,809	$1,251

Plant Turnaround Costs - We expense the costs relating to planned major maintenance activities (“Turnarounds”) as they are incurred by our Chemical Business as described as the direct expensing method within Financial Accounting Standards Board (“FASB”) Staff Position No. AUG AIR-1.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives.  Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Income Taxes - We account for income taxes in accordance with SFAS 109 – Accounting for Income Taxes (“SFAS 109”) and we adopted FIN No. 48 – Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We do not recognize a tax benefit unless we conclude that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from exercises of non-qualified stock options.

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realized or realizable and earned. Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term.

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility.  We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made in accordance of FASB Interpretation (“FIN”) 47 – Accounting for Conditional Asset Retirement Obligations (“FIN 47”).

Stock Options - Effective January 1, 2006, we adopted SFAS 123(R)-Share-Based Payment “SFAS 123(R)”) using the modified prospective method, which requires equity awards to be accounted for under the fair value method. For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In addition, we issue new shares of common stock upon the exercise of stock options.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). In addition, recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Also gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts are included in cost of sales.

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

Shipping and Handling Costs - For the Chemical Business in 2008, 2007 and 2006, shipping costs of $16,333,000, $15,209,000 and $17,448,000, respectively, are included in net sales as these costs relate to amounts billed to our customers. In addition, in 2008, 2007, and 2006, handling costs of $5,432,000, $5,249,000, and $4,950,000, respectively, are included in SG&A as discussed above under “Selling, General and Administrative Expense.” For the Climate Control Business, shipping and handling costs of $11,047,000, $11,057,000 and $10,326,000 are included in SG&A for 2008, 2007 and 2006, respectively.

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. Such costs amounted to $2,180,000 in 2008, $1,791,000 in 2007 and $1,233,000 in 2006.

Derivatives, Hedges and Financial Instruments - We account for derivatives in accordance with SFAS 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

Table of Contents FS
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

Recently Issued Accounting Pronouncements - In September 2006, FASB issued SFAS No. 157 - Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and input used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 became effective for the Company on January 1, 2008. The provisions of SFAS 157 were applied prospectively. See Note 15 - Derivatives, Hedges and Financial Instruments.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), which delayed the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP 157-2 will become effective for the Company beginning in the first quarter of 2009 and will be applied prospectively. We currently do not expect a significant impact from adopting FSP 157-2.

In March 2008, the FASB issued SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities; an Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements of SFAS 161 will become effective for the Company beginning in the first quarter of 2009 and we expect that the provisions will be applied prospectively. We currently do not expect a significant impact from adopting SFAS 161.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During 2008,
•	we purchased 400,000 shares of treasury stock;
•	we issued 490,304 shares of our common stock as the result of the exercise of stock options;
•	we granted 417,000 shares of stock options;
•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $6,000, respectively; and

•	we acquired $19.5 million aggregate principal amount of our 5.5% Convertible Senior Subordinated Notes due 2012 (the “2007 Debentures”).

During 2007,
•	we sold $60 million of the 2007 Debentures;
•	the remaining $4,000,000 of the 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”) was converted into 564,789 shares of common stock;
•
we issued 2,262,965 shares of common stock for 305,807 shares of our Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”) that were tendered pursuant to a tender offer;

•	we redeemed 25,820 shares of our Series 2 Preferred and issued 724,993 shares of common stock for 167,475 shares of our Series 2 Preferred;
•	we received shareholders’ approval in granting 450,000 shares of non-qualified stock options on June 14, 2007;
•	we issued 582,000 and 112,500 shares of our common stock as the result of the exercise of stock options and a warrant, respectively;
•	we paid cash dividends of approximately $678,000 on the shares of Series 2 Preferred which we redeemed as discussed above; and
•	we paid cash dividends on the Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $1,890,000, $360,000 and $6,000, respectively.

During 2006,
•	we sold $18 million of the 2006 Debentures;
•	$14 million of the 2006 Debentures was converted into 1,977,499 shares our common stock;
•	we issued 374,400 shares of our common stock as the result of the exercise of stock options;
•	104,548 shares of our Series 2 Preferred was exchanged for 773,655 shares of our common stock; and
•	we paid partial cash dividends totaling approximately $262,000 on certain preferred stock.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share (continued)

The following table sets forth the computation of basic and diluted net income per share:

2008	2007	2006
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$36,547	$46,882	$15,515
Dividends and dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer or redemption in 2007 or exchange agreements in 2006	-	(272)	(547)
Dividends and dividend requirements on shares of Series 2 Preferred which were redeemed in 2007	-	(59)	(84)
Dividend requirements and stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007 (1)	-	(4,971)	(993)
Dividend requirements and stock dividend on shares of Series 2 Preferred pursuant to exchange agreements in 2006 (2)	-	-	(705)
Dividends and dividend requirements on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	(6)	(6)	(1)
Total dividends, dividend requirements and stock dividends on preferred stock	(306)	(5,608)	(2,630)
Numerator for basic net income per share - net income applicable to common stock	36,241	41,274	12,885
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	306	637	1,925
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	1,624	1,276	1,083
Numerator for diluted net income per common share	$38,171	$43,187	$15,893

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,170,418	19,579,664	14,331,963
Effect of dilutive securities:
Convertible preferred stock	939,126	1,478,012	3,112,483
Convertible notes payable	1,478,200	1,200,044	2,100,325
Stock options	544,994	1,160,100	1,261,661
Warrants	-	77,824	65,227
Dilutive potential common shares	2,962,320	3,915,980	6,539,696
Denominator for dilutive net income per common share – adjusted weighted-average shares and assumed conversions	24,132,738	23,495,644	20,871,659

Basic net income per common share	$1.71	$2.11	$.90

Diluted net income per common share	$1.58	$1.84	$.76

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share (continued)

(1)  As discussed in Note 17 - Non-Redeemable Preferred Stock, in February 2007 we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84 – Induced Conversions of Convertible Debt (“SFAS 84”). In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-42, the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share.  Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous periods and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2007 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as March 13, 2007.

(2)  As discussed in Note 17 - Non-Redeemable Preferred Stock, during October 2006, we entered into several separate individually negotiated agreements (“Exchange Agreements”) with certain holders of our Series 2 Preferred. Because the exchanges were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions under SFAS 84. In accordance with EITF Topic No. D-42, the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share. Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous years and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2006 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as of the date of the Exchange Agreements plus the 2006 dividend requirements prior to the date of the Exchange Agreements.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

2008	2007	2006
Stock options	506,142	240,068	-
Series 2 Preferred pursuant to tender offer in 2007 (A)	-	261,090	-
Series 2 Preferred pursuant to exchange agreements in 2006 (A)	-	-	348,366
	506,142	501,158	348,366

(A) In accordance with EITF Topic No. D-53, the shares associated with the tender offer in 2007 and the exchange agreements in 2006 were considered separately from other convertible shares of securities in computing net income per common share for 2007 and 2006, respectively.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Accounts Receivable

December 31,
2008	2007
(In Thousands)
Trade receivables	$78,092	$68,234
Insurance claims	252	2,469
Other	1,231	1,182
	79,575	71,885
Allowance for doubtful accounts	(729)	(1,308)
	$78,846	$70,577

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, six customers account for approximately 24% of our total net receivables at December 31, 2008.

5.  Inventories

Finished Goods	Work-in- Process	Raw Materials	Total
(In Thousands)
December 31, 2008:
Climate Control products	$7,550	$2,954	$21,521	$32,025
Chemical products	18,638	-	5,656	24,294
Industrial machinery and components	4,491	-	-	4,491
	$30,679	$2,954	$27,177	$60,810

December 31, 2007:
Climate Control products	$9,025	$3,569	$19,412	$32,006
Chemical products	15,409	-	5,718	21,127
Industrial machinery and components	3,743	-	-	3,743
	$28,177	$3,569	$25,130	$56,876

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Inventories (continued)

At December 31, 2008 and 2007, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $514,000 and $460,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $3,627,000 and $13,000 at December 31, 2008 and 2007, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Balance at Beginning of Year	Additions- Provision for (realization of) losses	Deductions- Write-offs/ disposals	Balance at End of Year
(In Thousands)
2008	$473	$3,824	$156	$4,141

2007	$1,255	$(384)	$398	$473

2006	$2,423	$(711)	$457	$1,255

The provision for losses are included in cost of sales (realization of losses are reductions to cost of sales) in the accompanying consolidated statements of income.

6.  Precious Metals

At December 31, 2008 and 2007, precious metals were $14,691,000 and $10,935,000, respectively, and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Precious Metals (continued)

Precious metals expense, net, consists of the following:

2008	2007	2006
(In Thousands)
Precious metals expense	$7,786	$6,352	$4,823
Recoveries of precious metals	(1,458)	(1,783)	(2,082)
Gains on sales of precious metals	-	(2,011)	-
Precious metals expense, net	$6,328	$2,558	$2,741

Precious metals expense is included in cost of sales (recoveries and gains on sales of precious metals are reductions to cost of sales) in the accompanying consolidated statements of income.

7.  Property, Plant and Equipment

Useful lives	December 31,
in years	2008	2007
(In Thousands)
Machinery, equipment and automotive	3-20	$173,678	$151,633
Buildings and improvements	8-30	28,457	27,510
Furniture, fixtures and store equipment	3-5	6,716	7,458
Assets under capital leases	10	1,076	1,907
Construction in progress	N/A	8,514	6,648
Capital spare parts	N/A	2,344	1,662
Land	N/A	4,082	2,194
		224,867	199,012
Less accumulated depreciation		120,575	119,320
		$104,292	$79,692

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-20 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2008 and 2007, assets under capital leases consist of $1,076,000 and $1,907,000 of machinery, equipment and automotive, respectively. Accumulated depreciation for assets under capital leases were $193,000 and $244,000 at December 31, 2008 and 2007, respectively.

8.  Debt Issuance Costs, net

Debt issuance costs of $2,607,000 and $4,213,000 are net of accumulated amortization of $2,980,000 and $2,368,000 as of December 31, 2008 and 2007, respectively.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Debt Issuance Costs, net (continued)

During 2008, we acquired a portion of the 2007 Debentures. As a result, approximately $764,000 of the unamortized debt issuance costs associated with the 2007 Debentures acquired was charged against the gain on extinguishment of debt in 2008.

During 2007, we incurred debt issuance costs of $4,429,000 which included $3,224,000 relating to the 2007 Debentures and $1,139,000 relating to the $50 million loan agreement (“Secured Term Loan”). In addition, the remaining portion of the 2006 Debentures was converted into our common stock. As a result of the conversions, approximately $266,000 of the remaining unamortized debt issuance costs associated with the 2006 Debentures were charged against capital in excess of par value in 2007.  Also, the Senior Secured Loan due in 2009 was repaid with the proceeds from the Secured Term Loan.  As a result, approximately $1,331,000 of the remaining unamortized debt issuance and other debt-related costs associated with the Senior Secured Loan was charged to interest expense in 2007.

In 2006, we incurred debt issuance costs of $1,480,000 relating to the 2006 Debentures. During 2006, a portion of the 2006 Debentures were converted into our common stock. As a result of the conversions, approximately $998,000 of the debt issuance costs, net of amortization, associated with the 2006 Debentures was charged against capital in excess of par value.

9.  Investment in Affiliate

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2008 and 2007, our investment was $3,628,000 and $3,426,000, respectively. As of December 31, 2008, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $3,578,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Current and Noncurrent Accrued and Other Liabilities

December 31,
2008	2007
(In Thousands)
Fair value of derivatives	$8,347	$172
Accrued payroll and benefits	6,422	5,362
Deferred revenue on extended warranty contracts	4,028	3,387
Customer deposits	3,242	9,525
Accrued insurance	2,971	2,975
Accrued warranty costs	2,820	1,944
Accrued death benefits	2,687	2,051
Accrued commissions	2,433	2,256
Accrued contractual manufacturing obligations	2,230	1,548
Accrued interest	2,003	1,056
Billings in excess of costs and estimated earnings on uncompleted contracts	1,882	62
Accrued income taxes	1,704	4,540
Deferred rent expense	1,424	4,300
Accrued precious metals costs	1,298	1,359
Accrued executive benefits	1,111	1,040
Other	4,265	4,278
	48,867	45,855
Less noncurrent portion	9,631	6,913
Current portion of accrued and other liabilities	$39,236	$38,942

11.  Redeemable Preferred Stock

At December 31, 2008 and 2007, we had 547 shares and 585 shares, respectively, outstanding of Noncumulative Preferred. Each share of Noncumulative Preferred, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The Noncumulative Preferred is redeemable at par at the option of the holder or the Company. The Noncumulative Preferred provides for a noncumulative annual dividend of 10%, payable when and as declared. During 2008, 2007 and 2006, our board of directors declared and we paid dividends totaling $6,000 (10.00 per share), $6,000 ($10.00 per share) and $1,000 ($1.24 per share), respectively, on the then outstanding Noncumulative Preferred. At December 31, 2008 and 2007, the Noncumulative Preferred was $52,000 and $56,000, respectively, and is classified as accrued and other liabilities in the accompanying consolidated balance sheets.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt

December 31,
2008	2007
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	40,500	60,000
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.70%, most of which is secured by machinery, equipment and real estate (D)	14,660	12,107
	105,160	122,107
Less current portion of long-term debt (E)	1,560	1,043
Long-term debt due after one year (E)	$103,600	$121,064

(A)  ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at December 31, 2008 was 3.75%. Interest is paid monthly, if applicable. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As of December 31, 2008, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.5 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the Secured Term Loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $204 million at December 31, 2008.

A prepayment premium of $500,000 is due to the lender should the Borrowers elect to prepay the facility prior to April 13, 2009. This premium is reduced to $250,000 during the following twelve-month period ending April 12, 2010 and is eliminated thereafter.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued)

ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants during 2008. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender, to:

•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization, or
•	dispose assets.

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

During 2008, we acquired $19.5 million aggregate principal amount of the 2007 Debentures for $13.2 million and recognized a gain on extinguishment of debt of $5.5 million, after writing off $0.8 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by the Golsen Group in Note 22-Related Party Transactions.

The 2007 Debentures are convertible by the holders in whole or in part into shares of our common stock prior to their maturity. The conversion rate of the 2007 Debentures for the holders electing to convert all or any portion of a debenture is 36.4 shares of our common stock per

Table of Contents FS
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

We used a portion of the net proceeds to redeem our remaining outstanding shares of Series 2 Preferred; to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B Preferred and Series D Preferred, all of which were owned by an affiliate; and to reduce the outstanding borrowings under the Working Capital Revolver Loan. In addition, we have currently invested a portion of the net proceeds in U.S. Treasury obligations (cash equivalents).

In connection with using a portion of the net proceeds of the 2007 Debentures to initially reduce the outstanding borrowings under the Working Capital Revolver Loan, ThermaClime entered into a $25 million demand promissory note (“Demand Note”) with the Company. In addition, the

Table of Contents FS
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

In conjunction with the 2007 Debentures, we entered into a Registration Rights Agreement (the “5.5% Registration Rights Agreement”) with the QIBs.  However, pursuant to the terms of the 5.5% Registration Rights Agreement, we are no longer obligated to maintain the effectiveness of the 5.5% Registration Statement.

(C)  In November 2007, ThermaClime and certain of its subsidiaries entered into a $50 million loan agreement (the “Secured Term Loan”) with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012.

The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2008 was approximately 6.19%.  The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $61 million at December 31, 2008.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2008, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $75 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the year ended December 31, 2008.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued)

The Working Capital Revolver Loan agreement (discussed in (A) above) and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of the Secured Term Loan, the lender may declare an event of default.

(D)  Amounts include capital lease obligations of $716,000 and $1,230,000 at December 31, 2008 and 2007, respectively.

(E)  Maturities of long-term debt for each of the five years after December 31, 2008 are as follows (in thousands):

2009	$1,560
2010	1,699
2011	1,698
2012	92,188
2013	1,725
Thereafter	6,290
$105,160

13.  Income Taxes

Provisions (benefits) for income taxes are as follows:

2008	2007	2006
(In Thousands)
Current:
Federal	$17,388	$5,260	$312
State	1,651	1,980	589
Total Current	$19,039	$7,240	$901

Deferred:
Federal	$595	$(4,095)	$-
State	(858)	(605)	-
Total Deferred	$(263)	$(4,700)	$-
Provisions for income taxes	$18,776	$2,540	$901

For 2008, the current provision for federal income taxes of approximately $17.4 million includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current provision for state income taxes of approximately $1.7 million in 2008 includes regular state income tax and provisions for uncertain state income tax positions. (See discussion of FIN 48 below).  At December 31, 2007, we had federal and state NOL carryforwards and we utilized all of the federal NOL carryforwards during 2008 and a significant portion of the state NOL carryforwards.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

The 2008 deferred tax benefit of $0.3 million results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for investment tax credits in the year they are earned.  The gross amount of the investment tax credits available to offset state income taxes is approximately $0.6 million and includes credits for the tax years 2004-2008.  The investment tax credits do not expire and carryforward indefinitely.

During 2008, we performed a detailed analysis of all our deferred tax assets and liabilities and determined that our state net NOL carryforwards were understated by approximately $34.2 million.  The addition of the tax benefits of these state NOL carryforwards increased our deferred tax assets and decreased our deferred tax expense by approximately $1.1 million, net of the valuation allowance discussed below. During 2008, we utilized the remaining federal NOL carryforwards of approximately $0.7 million and approximately $32.8 million of state NOL carryforwards to reduce tax expense. We have remaining state tax NOL carryforwards of approximately $35 million that begin expiring in 2009 and no federal NOL carryforwards remaining.

During 2008, we determined it was more-likely-than-not that approximately $6.7 million of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit, of approximately $0.3 million was established.  We considered both positive and negative evidence in our determination.  The negative evidence considered primarily included our history of losses by certain entities and jurisdictions, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income in the individual states to utilize these state NOL carryforwards.

Our overall effective tax rate in 2008 is reduced by permanent tax differences, the effect of the change to prior year deferred items and the provision for uncertain tax positions.

The current provision for federal income taxes of $5.3 million for 2007 includes regular federal income tax and alternative minimum income tax (“AMT”).  The current provision of state income taxes of $2.0 million for 2007 includes the provision for 2007 state income taxes, as well as $1.0 million for uncertain state income tax positions recognized in accordance with FIN 48 as discussed below.

The 2007 benefit for deferred taxes of $4.7 million results from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million. We account for income taxes under the provisions of SFAS 109, which requires recognition of future tax benefits (NOL carryforwards and other temporary differences) subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, SFAS 109 requires that all negative and positive evidence be considered (with more weight given to

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

evidence that is “objective and verifiable”) in making the determination.  Prior to 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences.  Prior to 2007, management considered certain negative evidence in determining that it was “more-likely-than-not” that the net deferred tax assets would not be utilized in the foreseeable future, thus a valuation allowance was required.

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

Due to regular tax NOL carryforwards, the only current tax expense for 2006 was for federal AMT and state income taxes as shown above.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Under SFAS 109, income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, during 2008 and 2007, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $2.4 million and $1.7 million, in 2008 and 2007, respectively, is accounted for as an increase in capital in excess of par value rather than a decrease in the provision for income taxes.

SFAS 123(R) specifies that if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  At December 31, 2008 and 2007, we had approximately $0.6 million and $2.3 million, respectively, in unrecognized federal and state tax benefits resulting from the exercise of NSOs since the effective date of SFAS 123(R) on January 1, 2006. We estimate that a significant portion of the benefit at December 31, 2008 will be realized in 2009 when our current tax liability is reduced by these items.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2008 and 2007 include:

2008	2007
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$775	$906
Asset impairment	683	902
Inventory reserves	1,614	204
Deferred compensation	3,445	2,700
Other accrued liabilities	3,260	2,439
Uncertain income tax positions	411	655
Hedging	3,610	-
Other	452	512
Capitalization of certain costs as inventory for tax purposes	1,123	900
Net operating loss carryforwards	865	779
Alternative minimum tax credit carryforwards	-	3,911
State tax credits	392	-
Total deferred tax assets	16,630	13,908
Less valuation allowance on deferred tax assets	(268)	-
Net deferred tax assets	$16,362	$13,908

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$9,860	$7,273
Excess of book gain over tax gain resulting from sale of assets	340	541
Investment in unconsolidated affiliate	1,199	1,394
Total deferred tax liabilities	$11,399	$9,208

Net deferred tax assets	$4,963	$4,700

Consolidated balance sheet classification:
Net current deferred tax assets	$11,417	$10,030
Net non-current deferred tax liabilities	(6,454)	(5,330)
Net deferred tax assets	$4,963	$4,700

Net deferred tax assets by tax jurisdiction:
Federal	$3,609	$3,921
State	1,354	779
Net deferred tax assets	$4,963	$4,700

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

All of our income before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes” for the year ended December 31:

2008	2007	2006
(In Thousands)
Provisions for income taxes at federal statutory rate	$19,363	$17,176	$5,834
Effect of discontinued operations and other	(282)	403	58
Federal alternative minimum tax	-	-	312
State current and deferred income taxes	2,213	1,939	383
Provision for uncertain tax positions	(74)	1,047	-
Other permanent differences	327	451	264
Domestic production activities deduction	(820)	-	-
Effect of change to prior year deferred items (A)	(1,827)	-	-
Changes in the valuation allowance related to deferred ta assets (A)	268	(18,476)	(5,950)
State tax credits	(392)	-	-
Provisions for income taxes	$18,776	$2,540	$901

(A) During 2008, we performed a detailed analysis of all our deferred tax assets and liabilities and determined that our deferred tax assets were understated by approximately $1,827,000.  As a part of our analysis, we reviewed the realizability of these deferred tax assets and determined that a valuation allowance of approximately $268,000 was required.  Accordingly, the addition of the deferred tax assets and the associated valuation allowance resulted in a tax benefit of $1,559,000 in our income tax provision for 2008.

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

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus).  As of December 31, 2006 we had a $300,000 accrued for an uncertain tax position related to state income taxes. As a result of the implementation of FIN 48, we recognized a $120,000 increase in the liability for uncertain tax positions related to state income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

balance. In 2007, we commissioned a nexus study by an independent public accounting firm to determine if we and our subsidiaries had any activities that would create nexus and to calculate the potential additional state income tax liability in accordance with FIN 48.  As a result of this nexus study, we recognized additional current state income tax expense of $1,047,000 in 2007, partially offset by a deferred tax benefit of $536,000 from additional state NOL carryforwards. In addition to the FIN 48 liability recorded as a result of the nexus study, we reclassified $150,000 of state income tax from the current payable account to the FIN 48 liability to properly reflect this as an uncertain tax position.

During 2008, we entered into multiple voluntary disclosure agreements with various states and resolved many of our outstanding state tax liabilities for payments of approximately $606,000.  The settlement of many of these liabilities was for less than the amounts previously estimated and accrued in accordance with FIN 48.  As a result, we reduced the FIN 48 liability and state tax provision by $504,000. Additionally during 2008, we evaluated if we and our subsidiaries had any new nexus creating activities in any state taxing jurisdictions that had not previously been considered.  As a result, we recognized additional state income tax expense of $391,000 in 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008	2007
	(In Thousands)
Balance at beginning of year	$1,617	$420
Additions based on tax positions related to the current year	-	192
Additions based on tax positions of prior years	391	1,031
Reductions for tax positions of prior years	(504)	(26)
Settlements	(606)	-
Balance at end of year	$898	$1,617

If the tax benefit of these uncertain tax positions were recognized in the financial statements, the tax benefit would decrease the annual effective tax rate by reducing the total state tax provision by approximately $300,000 and $700,000, net of federal expense, in 2008 and 2007, respectively.

Interest recognized relating to unrecognized tax benefits is included interest expense and penalties are included in other expense. During 2008 and 2007, we recognized $181,000 and $253,000, respectively, in interest and penalties associated with unrecognized tax benefits (none in 2006). We had approximately $288,000 and $315,000 accrued for interest and penalties at December 31, 2008 and 2007, respectively.

We plan to continue to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2009. Therefore, we anticipate that the total amount of unrecognized tax benefits will decrease by approximately $200,000 by December 31, 2009 as a

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

result of state tax payments made as part of the voluntary disclosure agreement process or other resolutions.

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

14.  Commitments and Contingencies

Capital and Operating Leases - We and our subsidiaries lease certain property, plant and equipment under capital leases and non-cancelable operating leases in accordance with SFAS 13-Accounting for Leases (“SFAS 13”). Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases, including the Baytown Facility lease (“Baytown Lease”) discussed below, with initial or remaining terms of one year or more at December 31, 2008, are as follows:

Operating Leases
Capital Leases	Baytown Lease	Others	Total
	(In Thousands)
2009	$285	$4,881	$3,345	$8,511
2010	282	-	2,378	2,660
2011	176	-	1,830	2,006
2012	64	-	1,502	1,566
2013	-	-	615	615
Thereafter	-	-	1,223	1,223
Total minimum lease payments	807	$4,881	$10,893	$16,581
Less amounts representing interest	91
Present value of minimum lease payments included in long-term debt	$716

Rent expense under all operating lease agreements, including month-to-month leases, was $13,801,000 in 2008, $13,793,000 in 2007 and $12,587,000 in 2006. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Baytown Facility - Our wholly owned subsidiary, EDNC operates a nitric acid plant (the “Baytown Facility”) at a Baytown, Texas chemical facility in accordance with the Baytown Nitric Acid Project and Supply Agreement, as amended, (the “Original Bayer Agreement”) with Bayer Material Science, LLC (“Bayer”). See discussion below under “Bayer Agreement” concerning a new long-term contract. Under the terms of the Original Bayer Agreement, EDNC

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

is leasing the Baytown Facility pursuant to a leveraged lease (the “Baytown Lease”) from an unrelated third party with an initial lease term of ten years, which expires in 2009. The total amount of future minimum payments due under the Baytown Lease is being charged to rent expense on the straight-line method over the initial ten-year term of the lease. The difference between rent expense recorded and the amount paid is charged to deferred rent expense which is included in accrued and other liabilities in the accompanying consolidated balance sheets. The Company and its subsidiaries have not provided a residual value guarantee on the value of the equipment related to the Baytown Lease. As discussed below under “Bayer Agreement”, pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Facility, except certain assets that are owned by El Dorado Nitrogen, L.P. (“EDN”), a subsidiary of EDNC, for use in the production process (the “EDN Assets”). EDNC’s ability to perform on its lease commitments is contingent upon Bayer’s performance under the Original Bayer Agreement. EDC has guaranteed the performance of EDNC’s obligations under the Original Bayer Agreement.

Bayer Agreement - On October 23, 2008, EDN and EDC, both subsidiaries of the Company, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer. The Bayer Agreement will replace the Original Bayer Agreement, as of June 24, 2009. The Bayer Agreement is for a term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer will purchase from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas.  Bayer will also supply ammonia as required for production of nitric acid at the Baytown Facility, in addition to certain utilities, chemical additives and services that are required for such production.  Any surplus nitric acid manufactured at the Baytown Facility that is not required by Bayer may be marketed to third parties by EDN.  The Bayer Agreement provides that Bayer will make certain net monthly payments to EDN which will be sufficient for EDN to recover all of its costs plus a profit, with certain performance obligations on EDN’s part.

Pursuant to the terms of the Original Bayer Agreement, Bayer has provided notice of exercise of its option to purchase from a third party all of the assets comprising the Baytown Facility, except the EDN Assets.  EDN will continue to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement. In addition, EDC will continue to guarantee the performance of EDN’s obligations under the Bayer Agreement.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment of certain fees to EDN.

Purchase and Sales Commitments – In addition to the purchase and sales commitments relating to the Baytown Facility and the Bayer Agreement discussed above, we have the following significant purchase and sales commitments.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Effective January 1, 2009, under an agreement with its principal supplier of anhydrous ammonia, EDC will purchase a majority of its anhydrous ammonia requirements using a market price-based formula plus transportation to the chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) through at least December 2010.

In 1995, EDC entered into a product supply agreement with a third party whereby EDC is required to make monthly facility fee and other payments, which aggregate $95,000 as of December 31, 2008. In return for this payment, EDC is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by EDC. The initial term of this agreement is through October 2010. If the agreement is not terminated as of the end of the initial term, the agreement automatically renews for a 5-year term and on a year-by-year basis thereafter. EDC can terminate the agreement without cause upon a 12-month notice given on or before October 8, 2009 at a cost of approximately $573,000 as of December 31, 2008.  After October 8, 2009, this agreement can be terminated upon a 12-month notice at no additional cost. Based on EDC’s estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $1,347,000, $1,078,000 and $1,052,000 in 2008, 2007, and 2006, respectively.

At December 31, 2008, our Climate Control Business had purchase commitments under futures contracts for 2 million pounds of copper through March 2009 at a weighted-average cost of $1.72 per pound. At December 31, 2008, our Chemical Business had purchase commitments under futures/forward contracts for 9,000 metric tons of anhydrous ammonia through March 2009 at a weighted-average cost of $320 per metric ton and for approximately 970,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $10.08 per MMBtu.

At December 31, 2008, we also had standby letters of credit outstanding of $0.7 million.

At December 31, 2008, we had deposits from customers of $3.2 million for forward sales commitments including $1.8 million relating to our Chemical Business and $1.0 million relating to our Climate Control Business.

In 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement (“Supply Agreement”) with a third party. Under the Supply Agreement, as amended, EDC will supply from the El Dorado Facility approximately 210,000 tons of industrial grade ammonium nitrate per year, which is approximately 91% of the plant’s manufacturing capacity for that product, for a term through June 2011.

Employment and Severance Agreements - We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $10 million at December 31, 2008.

Table of Contents FS
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

We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

1.  Discharge Water Matters

The El Dorado Facility located in El Dorado, Arkansas within our Chemical Business generates process wastewater, which includes storm water. The process water discharge and storm-water runoff are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and the rules that support the more restrictive dissolved minerals rules have been revised to authorize a permit modification to adopt achievable dissolved minerals permit limits. The ADEQ and EDC have entered into a consent administration order to authorize the El Dorado Facility to continue operations without incurring permit violations pending the modification of the permit to implement the revised rule and to dispose of the El Dorado Facility’s wastewater into the creek adjacent to the El Dorado Facility. We believe the El Dorado Facility can comply with revised permit; however, as of December 31, 2008, the ADEQ has not issued the revised permit.

In addition, EDC has entered into a consent administrative order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2008.

2.   Air Matters

An air permit modification was issued to EDC by the ADEQ on August 26, 2008, which sets new limits for ammonia emissions for the nitric acid units at the El Dorado Facility. EDC recently completed required compliance testing but the results are still pending. Based on a previous study, the nitric acid units can meet these new limits.

3.  Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the consent order subject to reallocation.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Based on additional modeling of the site, our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and ground water monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. The state of Kansas approved our proposal to perform two years of surface and groundwater monitoring and to implement a Mitigation Work Plan to acquire additional field data in order to more accurately characterize the nature and extent of contaminant migration off-site. The two-year monitoring requirement expired in February 2009. The data from the monitoring program has not been evaluated by the state of Kansas and the potential costs of addition monitoring or required remediation, if any, is unknown.

At December 31, 2008, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $84,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $45,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

B.	Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. The plaintiffs asserted claims based upon negligence, strict liability, breach of implied warranties, unjust enrichment and the Illinois Consumer Fraud and Deceptive Business Practices Act. The plaintiffs have dismissed the first three of these claims, and the last two of these claims remain pending. Climate Master has filed a motion for summary judgment as to the remaining claims, and that motion is pending.  Climate Master has removed this action to federal court. Climate Master has also filed its answer denying the plaintiffs’ claims and asserting several affirmative defenses.  Climate Master’s insurers have been placed on notice of this matter. One of these insurers has denied coverage, one is out of business and has been liquidated and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. The policies associated with insurers that have not declined coverage in this matter and remain in business have deductible amounts ranging from $100,000 to $250,000. Climate Master intends to vigorously defend itself in connection with this matter. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at December 31, 2008.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

2.  Other

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

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our Series 2 Preferred or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that it would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group is able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

•
for a period of five years from the completion of an exchange or tender to repurchase, redeem or otherwise acquire shares of our common stock, without approval of the outstanding Series 2 Preferred irrespective that dividends are accrued and unpaid with respect to the Series 2 Preferred; or

•
to provide that holders of Series 2 Preferred may not elect two directors to our Board of Directors when dividends are unpaid on the Series 2 Preferred if less than 140,000 shares of Series 2 Preferred remain outstanding.

During 2007, we made a tender offer for our outstanding Series 2 Preferred at the rate of 7.4 shares of our common stock for each share of Series 2 Preferred so tendered. In July 2007, we redeemed the balance of our outstanding shares of Series 2 Preferred. Pursuant to its terms, the Series 2 Preferred was convertible into 4.329 shares of our common stock for each share of Series 2 Preferred. As a result of the redemption, the Jayhawk Group converted the balance of its Series 2 Preferred pursuant to the terms of the Series 2 Preferred in lieu of having its shares redeemed.

During November 2008, the Jayhawk Group filed suit against us and Golsen in a lawsuit styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc., et al., in the United States District Court for the District of Kansas at Kansas City. The complaint alleges that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,

•	violation of 14(d) of the Securities and Exchange Act of 1934 and Rule 14d-10,

•	violation of 10(b) of the Exchange Act and Rule 10b-5,

•	violation of 18 of the Exchange Act,

•	violation of 17-12A501 of the Kansas Uniform Securities Act, and

•	breach of fiduciary duty.

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. As of December 31, 2008, a liability of $100,000 has been established for the Jayhawk claims.

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

15.  Derivatives, Hedges and Financial Instruments

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts and foreign currency contracts as discussed below. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values. The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges and Financial Instruments (continued)

based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. The valuations of contracts classified as Level 3 are based on the average ask/bid prices obtained from a broker relating to a low volume market. However at December 31, 2008, the terms of the contracts classified as Level 3 do not exceed three months.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which mature in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000, which set a maximum three-month LIBOR base rate of 5.35% on $50 million. In April 2008, we exchanged the two interest rate cap contracts purchased in 2007 for an interest rate cap contract (“2008 Interest Rate Cap Contract”), which sets a maximum three-month LIBOR base rate of 4.56% on $25 million. The cost basis of the 2008 Interest Rate Cap Contract was $239,000 based on the estimated fair value of the two contracts surrendered (which was also the carrying value at the time of the exchange) in accordance with Accounting Principle Board Opinion No. 29 - Accounting for Nonmonetary Transactions, as amended (“APB 29”).  In April 2008, we also entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012.  In September 2008, we exchanged the 2008 Interest Rate Cap Contract for an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. The cost basis of the new interest rate swap is $354,000 based on the estimated fair value of the 2008 Interest Rate Cap Contract surrendered (which was also the carrying value at the time of the exchange) in accordance with APB 29.

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133.  At December 31, 2008, the fair value of these contracts (unrealized loss) was $2,437,000 and is included in current and noncurrent accrued and other liabilities. At December 31, 2007, the fair value of these contracts (unrealized gain) was $426,000 and is included in other assets. For 2008 and 2007, we recognized losses of $2,871,000 and $355,000, respectively, and we recognized a gain of $113,000 in 2006 on such contracts. In addition, the cash used to purchase these contracts is included in cash flows from continuing investing activities.

Commodities Futures/Forward Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2008 and 2007, the fair value of these contracts (unrealized loss) was $5,910,000 and $172,000 and is included in accrued and other liabilities. For 2008, 2007 and 2006, we recognized losses of $7,717,000, $1,317,000 and

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges and Financial Instruments (continued)

$1,516,000, respectively, on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Currency Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. During 2008 as part of our foreign currency risk management, we entered into several foreign currency contracts, which set the U.S. Dollar/Euro exchange rates through March 2009. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At December 31, 2008, the fair value of these contracts (unrealized gain) was $35,000 and is included in supplies, prepaid items and other (none at December 31, 2007). For 2008, we recognized losses of $187,000 (none in 2007 and 2006) on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets and liabilities at December 31, 2008 that are measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2008 Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(In Thousands)
Assets:
Foreign currency contracts	$35	$-	$35	$-

Liabilities:
Commodities futures/forward contracts	$5,910	$863	$3,659	$1,388
Interest rate contracts	2,437	-	2,437	-
Total	$8,347	$863	$6,096	$1,388

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges and Financial Instruments (continued)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008:

Commodities Futures/Forward Contracts
(In Thousands)
Beginning balance	$-
Total realized and unrealized loss included in earnings	(1,388)
Purchases, issuances, and settlements	-
Transfers in and/or out of Level 3	-
Ending balance	$(1,388)

Realized and unrealized gains (losses) included in earnings and the income statement classification are as follows:

2008
(In Thousands)
Total losses included in earnings:
Cost of sales	$(7,904)
Interest expense	(2,871)
$(10,775)

Change in unrealized gains and losses relating to contracts still held at December 31, 2008:
Cost of sales	$(5,875)
Interest expense	(2,825)
$(8,700)

In accordance with SFAS 107 - Disclosures about Fair Value of Financial Instruments (“SFAS 107”), the following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS 107 do not apply to all assets, including intangibles.

As of December 31, 2008 and 2007, due to their short-term nature, the carrying values of financial instruments classified as cash, restricted cash, accounts receivable, accounts payable, short-term financing and drafts payable, and accrued and other liabilities approximated their estimated fair values. Carrying values for our interest rate contracts, commodities futures/forward contracts, and foreign currency contracts approximate their fair value since they are accounted for on a mark-to-market basis, as discussed above. At December 31, 2008, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 10%

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges and Financial Instruments (continued)

utilizing information obtained from the lender. At December 31, 2007, caryring values for variable debt, including  the Secured Term Loan, was believed to approximate their fair value. Fair values for fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. At December 31, 2007, the estimated fair value of the 2007 Debentures was based on the conversion rate and market price of our common stock at December 31, 2007.

December 31, 2008	December 31, 2007
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$20,939	$50,000	$50,000	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	8	8	155	155

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	27,338	40,500	61,632	60,000
Other bank debt and equipment financing	14,949	14,652	12,298	11,952
	$63,234	$105,160	$124,085	$122,107

Other

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). Upon adoption of SFAS 133 in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement. At December 31, 2008 and 2007, accumulated other comprehensive loss consisted of the remaining deferred cost of $120,000 and $411,000, respectively. The amount amortized to operations was $291,000, $290,000 and $289,000 for 2008, 2007 and 2006, respectively. The associated income tax benefits were minimal in 2008 and there were no income tax benefits allocated to these expenses in 2007 and 2006. We expect the remaining deferred cost to be amortized to operations in 2009.

16.  Stockholders’ Equity

Approval of Stock Incentive Plan in 2008 - During the second quarter of 2008, our board of directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008. The number of

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment. Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan will be administered by the compensation and stock option committee (the “Committee”) of our board of directors.

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

Stock-Based Compensation – During 2008, the Committee approved the grants under the 2008 Plan of 372,000 shares of qualified stock options (the “2008 Qualified Options”) to certain employees and our board of directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options (“2008 Non-Qualified Options”) to our outside directors. The exercise price of the 2008 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant.  The 2008 Qualified and Non-

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2008 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2008 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2008 Qualified and Non-Qualified Options expire in 2018.  Under SFAS 123(R), the fair value for the 2008 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

On June 19, 2006, the Committee granted 450,000 shares of non-qualified stock options (the “2006 Options”) to certain Climate Control Business employees, which were subject to shareholders’ approval. The exercise price of the 2006 Options is $8.01 per share, which is based on the market value of our common stock at the date the board of directors granted the shares (June 19, 2006). The 2006 Options vest over a ten-year period at a rate of 10% per year and expire on September 16, 2016 with certain restrictions. Under SFAS 123(R), the fair value for the 2006 Options was estimated, using an option pricing model, as of the date we received shareholders’ approval which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. Under SFAS 123(R) for accounting purposes, the grant date and service inception date is June 14, 2007.

The fair values for the 2008 Qualified and Non-Qualified Options and the 2006 Options were estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield based on historical data;
•
volatility factors of the expected market price of our common stock based on historical volatility of our common stock since it has been traded on the American Stock Exchange (and subsequently, the New York Stock Exchange), and;

•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside directors, if applicable.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

The following table summarizes information about these granted stock options:

	2008	2007	2006

Weighted-average risk-free interest rate	2.91%	5.16%	N/A
Dividend yield	-	-	N/A
Weighted-average expected volatility	35.4%	24.7%	N/A
Weighted-average expected forfeiture rate	1.86%	0%	N/A
Weighted-average expected life (years)	5.98	5.76	N/A
Total weighted-average remaining vesting period (years)	6.64	8.46	N/A
Total fair value of options granted	$1,503,000	$6,924,000	N/A
Total stock-based compensation expense (1)	$811,000	$421,000	N/A
Income tax benefit	$(316,000)	$(164,000)	N/A

(1) For 2008, $803,000 is included in SG&A and $8,000 is included in cost of sales. For 2007, the total amount is included in SG&A.

For the 2008 Qualified and Non-Qualified Options and the 2006 Options, we will be amortizing the respective total estimated fair value (adjusted for forfeitures) through 2014 and 2016, respectively. At December 31, 2008, the total stock-based compensation expense not yet recognized is $7,166,000 relating to the non-vested stock options.

Qualified Stock Option Plans - At December 31, 2008, we have options outstanding under a 1993 Stock Option and Incentive Plan (“1993 Plan”), a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1993 and 1998 Plans have expired, and accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. As discussed above, under the 2008 Plan, we are authorized to grant awards (including options) to purchase up to 1,000,000 shares of our common stock. At December 31, 2008, there are 583,000 awards available to be granted under the 2008 Plan. At December 31, 2008, there were 13,500 options outstanding related to the 1993 Plan and 274,600 options outstanding relating to the 1998 Plan, all of which were exercisable, and 372,000 options outstanding relating to the 2008 Plan, none of which were exercisable. The exercise price of the outstanding options granted under these plans was equal to the market value of our common stock at the date of grant.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

The following information relates to our qualified stock option plans:

	2008
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	456,404	$1.73
Granted	372,000	$9.36
Exercised	(158,304)	$1.51
Cancelled, forfeited or expired	(10,000)	$1.25
Outstanding at end of year	660,100	$6.09

Exercisable at end of year	288,100	$1.87

	2008	2007	2006

Weighted-average fair value of options granted during year	$3.58	N/A	N/A

Total intrinsic value of options exercised during the year	$3,140,000	$1,108,000	$1,886,000

Total fair value of options vested during the year	$-	$-	$-

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2008:

Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$1.25			202,000	0.58	$1.25	$1,428,000
$2.73			65,000	2.92	$2.73	363,000
$5.10			21,100	6.92	$5.10	68,000
$7.86	-	$8.17	69,000	9.92	$7.87	31,000
$9.69	-	$9.97	303,000	9.83	$9.69	(416,000)
$1.25	-	$9.97	660,100	6.24	$6.09	$1,474,000

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

Stock Options Exercisable
Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$1.25			202,000	0.58	$1.25	$1,428,000
$2.73			65,000	2.92	$2.73	363,000
$5.10			21,100	6.92	$5.10	68,000
$1.25	-	$5.10	288,100	1.57	$1.87	$1,859,000

Non-Qualified Stock Option Plans - Our board of directors approved the grants of non-qualified stock options to our outside directors, our Chief Executive Officer, Chief Financial Officer and certain key employees, included in the tables below. The exercise prices are generally based on the market value of our common stock at the dates of grants.

In addition to the 2008 Plan as discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 280,000 are available to be granted at December 31, 2008. At December 31, 2008, there are 45,000 and 15,000 options outstanding related to the 2008 Plan and Outside Director Plan, respectively.

The following information relates to our non-qualified stock option plans:

	2008
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	917,500	$4.64
Granted	45,000	$7.86
Exercised	(332,000)	$1.83
Surrendered, forfeited, or expired	(3,000)	$4.19
Outstanding at end of year	627,500	$6.36

Exercisable at end of year	222,500	$3.37

	2008	2007	2006

Weighted-average fair value of options granted during year	$3.80	$15.39	N/A

Total intrinsic value of options exercised during the year	$4,357,000	$10,042,000	$147,000

Total fair value of options vested during the year	$692,000	$692,000	$-

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2008:

Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$1.25			135,000	0.58	$1.25	$954,000
$2.73			22,500	2.92	$2.73	126,000
$7.86	-	$8.01	470,000	7.96	$8.00	152,000
$1.25	-	$8.01	627,500	6.19	$6.36	$1,232,000

Stock Options Exercisable
Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$1.25			135,000	0.58	$1.25	$954,000
$2.73			22,500	2.92	$2.73	126,000
$8.01			65,000	7.75	$8.01	20,000
$1.25	-	$8.01	222,500	2.91	$3.37	$1,100,000

Preferred Share Rights Plan – On December 2, 2008, we entered into a renewed rights agreement with UMB Bank, n.a., as rights agent, providing for a new preferred share rights plan, which renews and amends our existing preferred share rights plan, that expired as of January 5, 2009.  See Note 23-Subsequent Event for a discussion concerning the new preferred share rights plan.

Other – In November 2007, the Jayhawk Group exercised a warrant to purchase 112,500 shares of our common stock for $3.49 per share.

During 2008, we purchased 400,000 shares of treasury stock for the average price of $12.05 per share.

As of December 31, 2008, we have reserved 3.7 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks and stock options pursuant to their respective terms.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Non-Redeemable Preferred Stock

Series B Preferred -The 20,000 shares of Series B Preferred, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. All of the outstanding shares of the Series B Preferred are owned by the Golsen Group.

Series 2 Preferred -The Series 2 Preferred had no par value and had a liquidation preference of $50.00 per share plus dividends in arrears and was convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.329 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. Upon the mailing of notice of certain corporate actions, holders had special conversion rights as discussed below. The Series 2 Preferred was redeemable at our option, in whole or in part, at $50.00 per share, plus dividends in arrears to the redemption date. Dividends on the Series 2 Preferred were cumulative and payable quarterly in arrears. As the result of the transactions discussed below, no shares of Series 2 Preferred were issued and outstanding at December 31, 2008 and 2007.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Non-Redeemable Preferred Stock (continued)

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

Completion of Redemption in 2007

On July 11, 2007, our board of directors approved the redemption of all of our remaining outstanding Series 2 Preferred. We mailed a notice of redemption to all holders of record of our Series 2 Preferred on July 12, 2007. The redemption date was August 27, 2007, and each share of Series 2 Preferred that was redeemed received a redemption price of $50.00 plus $26.25 per share in dividends in arrears pro-rata to the date of redemption.

The holders of shares of Series 2 Preferred had the right to convert each share into 4.329 shares of our common stock, which right to convert terminated 10 days prior to the redemption date. If a holder converted its shares of Series 2 Preferred, the holder was not entitled to any dividends in

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Non-Redeemable Preferred Stock (continued)

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

Other Series 2 Preferred Transactions

During 2006, we purchased 1,600 shares of Series 2 Preferred in the open market for $95,000 (average cost of $59.74 per share). These shares were cancelled by the Company. During 2007, we cancelled 18,300 shares of Series 2 Preferred previously held as treasury stock.

Series D Preferred -The Series D Preferred have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share. Each holder of the Series D Preferred shall be entitled to .875 votes per share. All of the outstanding shares of Series D Preferred are owned by the Golsen Group.

Cash Dividends Paid – During 2008, we paid the following cash dividends on our non-redeemable preferred stock:

•	$240,000 on the Series B Preferred ($12.00 per share); and
•	$60,000 on the Series D Preferred ($0.06 per share).

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Non-Redeemable Preferred Stock (continued)

During 2006, we paid the following cash dividends on our non-redeemable preferred stock:

•	$30,000 on the Series B Preferred ($1.48 per share); and
•	$231,000 on the Series 2 Preferred ($0.40 per share).

At December 31, 2008, there were no dividends in arrears.

Other - At December 31, 2008, we are authorized to issue an additional 229,454 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

18.  Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2008, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4,100,000. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As of December 31, 2008 and 2007, the liability for benefits under the 1992 Agreements is $1,111,000 and $1,040,000, respectively, which is included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets. The liability reflects the present value of the remaining estimated payments at discount rates of 4.97% and 5.70% as of December 31, 2008 and 2007, respectively. Future estimated undiscounted payments aggregate to $2.1 million as of December 31, 2008. For 2008, 2007and 2006 charges to SG&A for these benefits were $166,000, $106,000 and $75,000, respectively. As part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This amount is in addition to any amount payable under the 1981 Agreement should that executive have both a 1981 and 1992 agreement. At December 31, 2008, the aggregate undiscounted death benefit payments specified in the 1992 Agreements are $302,000. The benefits under the 1992 Agreements are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Executive Benefit Agreements and Employee Savings Plans (continued)

In 2005, we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit. As of December 31, 2008, the life insurance policies owned by us on the life of our CEO have a total face amount of $7,000,000. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

As of December 31, 2008, the liability for death benefits under the 1981, 1992 and 2005 Agreements is $2,687,000 ($2,051,000 at December 31, 2007), which is included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2008, the total face amount of these policies is $20,700,000 of which $2,500,000 of the proceeds is required to be paid under the 2005 Agreement as discussed above. Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $1,504,000 and $1,151,000, net of borrowings of $1,967,000 and $1,859,000 at December 31, 2008 and 2007, respectively. Increases in cash surrender values of $461,000, $548,000 and $432,000 are netted against the premiums paid for life insurance policies of $832,000, $836,000 and $837,000 in 2008, 2007 and 2006 respectively, and are included in SG&A.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s (“CNC”) union employees and EDNC employees, which amounts were not material for each of the three years ended December 31, 2008.

19.  Property and Business Interruption Insurance Recoveries

El Dorado Facility - Beginning in October 2004 and continuing into June 2005, the Chemical Business’ results were adversely affected as a result of the loss of production due to a mechanical failure which led to a fire at one of the four nitric acid plants at the El Dorado Facility. The plant was restored to normal production in June 2005. We filed insurance claims for recovery of business interruption and property losses related to this incident. For 2006, we realized insurance recoveries of $882,000 relating to the business interruption claim, which was recorded as a reduction to cost of sales.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Property and Business Interruption Insurance Recoveries (continued)

Cherokee Facility - As a result of damage caused by Hurricane Katrina in August 2005, the natural gas pipeline servicing the chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) suffered damage and the owner of the pipeline declared an event of Force Majeure. This event of Force Majeure caused curtailments and interruption in the delivery of natural gas to the Cherokee Facility through the first quarter of 2006. CNC’s insurer was promptly put on notice of a claim and during 2006, CNC filed a business interruption claim relating to this incident.  In 2007, we realized insurance recoveries of $3,750,000 relating to this business interruption claim, which were recorded as a reduction to cost of sales.

20.  Other Expense, Other Income and Non-Operating Other Income, net

Year ended December 31,
2008	2007	2006
(In Thousands)
Other expense:
Settlements and potential settlements of litigation and potential litigation (1)	$592	$350	$300
Impairments of long-lived assets (2)	192	250	286
Losses on sales and disposals of property and equipment	158	378	-
Income tax related penalties	152	34	5
Other miscellaneous expense (3)	90	174	131
Total other expense	$1,184	$1,186	$722

Other income:
Litigation judgment and settlements (4)	$8,235	$3,272	$-
Arbitration award	-	-	1,217
Other miscellaneous income (3)	241	223	342
Total other income	$8,476	$3,495	$1,559

Non-operating other income, net:
Interest income	$1,270	$1,291	$523
Miscellaneous income (3)	-	73	199
Miscellaneous expense (3)	(174)	(100)	(98)
Total non-operating other income, net	$1,096	$1,264	$624

(1)
For 2008, $325,000 relates to potential settlements recognized associated with various asserted claims, of which $225,000 relates to the Climate Control Business. In addition, $267,000 relates to various settlements reached, of which $67,000 relates to the Chemical Business. During 2007, a settlement was reached relating to alleged damages claimed by a customer of our Climate Control Business. During 2006, a settlement was reached relating to an asserted financing fee.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Other Expense, Other Income and Non-Operating Other Income, net (continued)

(2)	Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized the following impairments:

Year ended December 31,
2008	2007	2006
	(In Thousands)
Corporate assets	$192	$-	$-
Chemical Business assets	-	250	286
	$192	$250	$286

(3)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(4)
For 2008, income from litigation judgment and settlements includes approximately $7.6 million, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business. On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’ fees. These cash flows are included in cash flows from continuing investing activities. In addition, a settlement was reached for $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations. During 2007, our Chemical Business reached a settlement with Dynegy, Inc. and one of its subsidiaries, relating to a previously reported lawsuit. This settlement reflects the net proceeds of approximately $2.7 million received by the Cherokee Facility and the retention by the Cherokee Facility of a disputed accounts payable amount of approximately $0.6 million.

21.  Segment Information

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

Table of Contents FS
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

Our primary manufacturing facilities are located in El Dorado, Arkansas, Cherokee, Alabama and Baytown, Texas. Sales to customers of this segment primarily include industrial users of acids throughout the United States and parts of Canada; farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States; and explosive manufacturers in the United States.

As of December 31, 2008, our Chemical Business employed 397 persons, with 129 represented by unions under agreements, which will expire in July through November of 2010.

Other - The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, is detailed below:

2008	2007	2006
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$190,960	$165,115	$134,210
Hydronic fan coils	83,472	85,815	59,497
Other HVAC products	36,948	35,435	27,454
Total Climate Control	311,380	286,365	221,161

Chemical:
Industrial acids and other chemical products	162,941	95,754	95,208
Agricultural products	152,802	117,158	89,735
Mining products	108,374	75,928	75,708
Total Chemical	424,117	288,840	260,651
Other	13,470	11,202	10,140
	$748,967	$586,407	$491,952
Gross profit:
Climate Control	$96,633	$83,638	$65,496
Chemical	37,991	44,946	22,023
Other	4,256	4,009	3,343
	$138,880	$132,593	$90,862
Operating income (loss):
Climate Control	$38,944	$34,194	$25,428
Chemical	31,340	35,011	9,785
General corporate expenses and other business operations, net (1)	(11,129)	(10,194)	(8,074)
	59,155	59,011	27,139
Interest expense	(11,381)	(12,078)	(11,915)
Gain on extinguishment of debt	5,529	-	-
Non-operating income, net:
Climate Control	1	2	1
Chemical	27	109	311
Corporate and other business operations	1,068	1,153	312
Provisions for income taxes	(18,776)	(2,540)	(901)
Equity in earnings of affiliate - Climate Control	937	877	821
Income from continuing operations	$36,560	$46,534	$15,768

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

2008	2007	2006
(In Thousands)

Gross profit-Other	$4,256	$4,009	$3,343
Selling, general and administrative:
Personnel costs	(7,937)	(6,879)	(5,862)
Professional fees	(4,759)	(4,299)	(3,004)
Office overhead	(650)	(646)	(598)
Property, franchise and other taxes	(313)	(314)	(198)
Advertising	(269)	(244)	(188)
Shareholders relations	(74)	(154)	(58)
All other	(1,498)	(1,626)	(1,221)
Total selling, general and administrative	(15,500)	(14,162)	(11,129)

Other income	766	53	28
Other expense	(651)	(94)	(316)
Total general corporate expenses and other business operations, net	$(11,129)	$(10,194)	$(8,074)

Information about our property, plant and equipment and total assets by industry segment is detailed below:

2008	2007	2006
(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$3,433	$3,195	$2,591
Chemical	10,232	8,929	8,633
Corporate assets and other	165	147	157
Total depreciation of property, plant and equipment	$13,830	$12,271	$11,381

Additions to property, plant and equipment:
Climate Control	$12,111	$6,778	$7,600
Chemical	25,130	9,151	6,482
Corporate assets and other	457	294	37
Total additions to property, plant and equipment	$37,698	$16,223	$14,119

Total assets at December 31:
Climate Control	$117,260	$102,737	$97,166
Chemical	145,518	121,864	109,122
Corporate assets and other (A)	72,989	82,953	13,639
Total assets	$335,767	$307,554	$219,927

(A) At December 31, 2008, 2007 and 2006, the amount includes cash and cash equivalents of $45.9 million, $55.9 million and $1.6 million, respectively. Also at December 31, 2008, and 2007, the amount includes deferred income taxes of $11.4 million and $10.0 million, respectively (none at December 31, 2006).

Table of Contents FS
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

Our chief operating decision makers use operating income (loss) by industry segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income (loss) by industry segment represents gross profit by industry segment less SG&A incurred by each industry segment plus other income and other expense earned/incurred by each industry segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

Identifiable assets by industry segment are those assets used in the operations of each industry. Corporate assets and other are those principally owned by the parent company or by subsidiaries not involved in the two identified industries.

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2008	2007	2006
(In Thousands)
Canada	$24,749	$14,206	$14,869
Middle East	4,994	9,523	688
Mexico, Central and South America	2,954	2,053	3,240
Europe	2,119	3,069	1,732
South and East Asia	1,645	2,218	1,271
Caribbean	491	1,119	968
Other	148	129	390
	$37,100	$32,317	$23,158

Major Customers

Net sales to one customer, Bayer, of our Chemical Business segment represented approximately 11%, 7% and 7% of our total net sales for 2008, 2007 and 2006, respectively.  See discussion under “Baytown Facility” and “Bayer Agreement” in Note 14 – Commitments and Contingencies.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

Net sales to one customer, Orica USA, Inc., (“Orica”) of our Chemical Business segment represented approximately 11%, 9% and 10% of our total net sales for 2008, 2007 and 2006, respectively. Under the terms of the Supply Agreement, EDC will supply from the El Dorado Facility industrial grade ammonium nitrate to Orica through June 2011.

Unplanned Maintenance Downtime at the Cherokee Facility

During the third quarter of 2008, the Cherokee Facility experienced repeated unplanned maintenance downtime, which downtime reduced production and sales by our Chemical Business. As a result, interim repairs were made at the Cherokee Facility during this period. Due to this repeated downtime, the Cherokee Facility lost approximately 20 days of operation that negatively impacted our Chemical Business’ operating results in 2008.

22.  Related Party Transactions

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $0.63 million in dividends in arrears on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition of the Jayhawk Group’s agreement to tender shares of Series 2 Preferred in the tender offer as discussed in Note 17.

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

During the fourth quarter of 2008, the Golsen Group acquired from an unrelated third party $5.0 million of the 2007 Debentures. At December 31, 2008, accrued interest of approximately $0.1 million relates to the portion of debentures held by the Golsen Group.

Cash Dividends

During 2006, we paid nominal cash dividends to holders of certain series of our preferred stock. These dividend payments included $91,000 and $133,000 to the Golsen Group and the Jayhawk Group, respectively.

Table of Contents FS
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

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During 2007 and 2006, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $.1 million and $3.3 million in 2007 and $.3 million and $1.6 million in 2006 (none in 2008). The debt accrued interest at an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

23.  Subsequent Events (Unaudited)

Preferred Share Rights Plan – On January 5, 2009, a renewed shareholder rights plan became effective upon the expiration of our previous shareholder rights plan.  The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock.  Prior to becoming exercisable, the Rights trade together with our common stock.  In general, the Rights will become exercisable if a person or group (other than the acquirer) acquires or announces a tender or exchange offer for 15% or more of our common stock.  Each Right entitles the holder to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time.  Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time.  In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment.  If the Rights become exercisable, holders of our common stock (other than the

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

23.  Subsequent Events (Unaudited) (continued)

acquirer), will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock.  Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.

Fire at Cherokee Facility - On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire.  The fire was immediately extinguished and there were no injuries.  The cause of the fire is under investigation and the extent of the damage to the nitric acid plant is not yet determined.  It is also not yet known when repair or replacement will be completed and the nitric acid plant put back in operation.  The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility.  While the volume of production of finished product at the Cherokee Facility will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants.  Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and a $1 million property loss deductible.

Pryor Facility - We have been considering activating a portion of an idle chemical facility (the “Pryor Facility”) located in Pryor, Oklahoma and owned by one of our non-ThermaClime subsidiaries.  The activation of the Pryor Facility is subject to securing a sales agreement with a strategic customer to purchase and distribute the majority of the urea ammonium nitrate (“UAN”) production. We are currently in discussions with several large strategic industry customers regarding an agreement to sell or distribute the UAN production at the Pryor Facility.

In February 2009, we received our permits to operate the Pryor Facility. Therefore, we are proceeding with the preparations to start the facility. Barring unforeseen delays and subject to securing a sales or distribution agreement as discussed above, we expect to start production at the Pryor Facility during the third quarter of 2009. If the Pryor Facility becomes operational, we plan to produce and sell UAN and anhydrous ammonia. Our initial cost estimate to activate the Pryor Facility was $15 to $20 million, with approximately 50% being for capital expenditures and the remainder for expenses.  The estimated start up costs include those cost to bring the plant up to full UAN production status. Our estimate of the total remaining cost to activate the Pryor Facility is approximately $13 million to $17 million. Approximately $6 million to $8 million will be capitalized and the remaining portion will be expensed as incurred.  We plan to fund this project from our available cash on hand and working capital. However, the actual timeframe to begin production and the total remaining cost to activate the facility could be significantly different from our current estimates.

Table of Contents FS
LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2008

Net sales	$160,455	$198,052	$210,920	$179,540
Gross profit (1)	$37,757	$43,741	$31,169	$26,213
Income from continuing operations (1) (2)	$10,907	$17,924	$4,157	$3,572
Net income (loss) from discontinued operations	-	(17)	4	-
Net income	$10,907	$17,907	$4,161	$3,572
Net income applicable to common stock	$10,601	$17,907	$4,161	$3,572

Income per common share:
Basic:
Income from continuing operations	$.50	$.85	$.20	$.17
Income (loss) from discontinued operations, net	-	-	-	-
Net income	$.50	$.85	$.20	$.17

Diluted:
Income from continuing operations	$.46	$.75	$.18	$.16
Income (loss) from discontinued operations, net	-	-	-	-
Net income	$.46	$.75	$.18	$.16

2007

Net sales	$147,385	$156,756	$147,613	$134,653
Gross profit (1)	$32,052	$34,657	$35,172	$30,712
Income from continuing operations (1) (2)	$10,847	$13,221	$17,919	$4,547
Net income (loss) from discontinued operations	(29)	-	377	-
Net income	$10,818	$13,221	$18,296	$4,547
Net income applicable to common stock	$5,631	$13,003	$18,093	$4,547

Income per common share:
Basic:
Income from continuing operations	$.32	$.66	$.87	$.22
Income (loss) from discontinued operations, net	-	-	.02	-
Net income	$.32	$.66	$.89	$.22

Diluted:
Income from continuing operations	$.28	$.58	$.75	$.20
Income (loss) from discontinued operations, net	-	-	.02	-
Net income	$.28	$.58	$.77	$.20

Table of Contents FS
LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1) The following items increased (decreased) gross profit and income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
	(In Thousands)
Changes in unrealized gains (losses) relating to commodities contracts still held at period end:
2008	$53	$808	$(5,391)	$(3,576)
2007	$302	$(386)	$120	$(241)

Unplanned maintenance downtime – Cherokee Facility:
2008	$-	$-	$(5,100)	$-
2007	$-	$-	$(1,100)	$-

Turnaround costs:
2008	$(247)	$(366)	$(881)	$(4,461)
2007	$(163)	$(182)	$(534)	$(2,483)

Precious metals, net of recoveries and gains:
2008	$(2,460)	$(1,102)	$(1,304)	$(1,462)
2007	$(898)	$(494)	$(278)	$(888)

Changes in inventory reserves:
2008	$(169)	$(15)	$(216)	$(3,424)
2007	$317	$28	$15	$24

Business interruption insurance recoveries:
2007	$-	$-	$1,500	$2,250

Table of Contents FS
LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(2) The following items increased (decreased) income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Judgment, settlements and potential settlements of litigation and potential litigation:
2008	$350	$7,518	$-	$(225)
2007	$-	$-	$3,272	$(350)

Gain on extinguishment of debt:
2008	$-	$-	$-	$5,529

Benefit (provision) for income taxes:
2008 (A)	$(6,720)	$(10,709)	$(2,388)	$1,041
2007	$(344)	$(188)	$1,549	$(3,557)

(A) During the three months ended December 31,  2008, we performed a detailed analysis of all our deferred tax assets and liabilities and determined that our deferred tax assets were understated by approximately $1,827,000.  As a part of our analysis, we reviewed the realizability of these deferred tax assets and determined that a valuation allowance of approximately $268,000 was required.  Accordingly, the addition of the deferred tax assets and the associated valuation allowance resulted in a tax benefit of $1,559,000 in our income taxes for the three months ended December 31, 2008.  In addition, the net effect of these adjustments increased basic and diluted net income per share by $0.07 and $0.06, respectively, for the year ended December 31, 2008.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

December 31,
2008	2007
(In Thousands)
Assets
Current assets:
Cash	$25,720	$35,051
Accounts receivable, net	46	149
Supplies, prepaid items and other	85	101
Due from subsidiaries	32,235	6,971
Notes receivable from a subsidiary	31,400	29,886
Total current assets	89,486	72,158

Property, plant and equipment, net	186	156
Note receivable from a subsidiary	-	6,400
Investments in and due from subsidiaries	100,179	92,007
Other assets, net	2,468	3,572
	$192,319	$174,293

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$432	$401
Accrued and other liabilities	3,816	2,582
Redeemable, noncumulative, convertible preferred stock	52	56
Current portion of long-term debt	9	13
Total current liabilities	4,309	3,052

Long-term debt	40,500	60,002
Due to subsidiaries	2,558	2,558
Noncurrent accrued and other liabilities	3,947	3,146

Stockholders’ equity:
Preferred stock	3,000	3,000
Common stock	2,496	2,447
Capital in excess of par value	127,337	123,336
Accumulated retained earnings (deficit)	19,804	(16,437)
	152,637	112,346
Less treasury stock	11,632	6,811
Total stockholders’ equity	141,005	105,535
	$192,319	$174,293

See accompanying notes.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

Year ended December 31,
2008	2007	2006
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$3,501	$2,801	$2,801

Selling, general and administrative expense	6,108	5,361	4,367
Litigation judgment	(7,560)	-	-
Gain on sale of precious metals	-	(4,259)	-
Other expense (income), net	65	(402)	(308)

Operating income (loss)	4,888	2,101	(1,258)

Interest expense	5,988	5,142	4,452
Gain on extinguishment of debt	(5,529)	-	-
Interest and other non-operating income, net	(3,342)	(3,309)	(1,355)

Income (loss) from continuing operations	7,771	268	(4,355)

Equity in earnings of subsidiaries	28,789	46,266	20,123
Net income (loss) from discontinued operations	(13)	348	(253)

Net income	$36,547	$46,882	$15,515
See accompanying notes.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Year ended December 31,
2008	2007	2006
(In Thousands)
Net cash flows provided (used) by operating activities	$1,140	$5,953	$(985)

Cash flows from investing activities:
Capital expenditures	(71)	(71)	(30)
Proceeds from litigation judgment associated with property, plant and equipment of a subsidiary	5,948	-	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment of a subsidiary	(1,884)	-	-
Proceeds from sales of property and equipment	-	2	-
Notes receivable from a subsidiary	-	(29,886)	(6,400)
Payments received on notes receivable from a subsidiary	4,886	-	-
Payment (purchase) of senior unsecured notes of a subsidiary	-	6,950	(6,950)
Other assets	(274)	(147)	(209)
Net cash provided (used) by investing activities	8,605	(23,152)	(13,589)

Cash flows from financing activities:
Acquisition of 5.5% convertible debentures	(13,207)	-	-
Payments on other long-term debt	(6)	(4)	(1,655)
Payments of debt issuance costs	-	(209)	(356)
Proceeds from 5.5% convertible debentures, net of fees	-	56,985	-
Proceeds from 7% convertible debentures, net of fees	-	-	16,876
Net change in due to/from subsidiaries	(3,972)	(4,832)	(1,134)
Purchase of treasury stock	(4,821)	-	-
Proceeds from exercise of stock options	846	1,522	298
Proceeds from exercise of warrant	-	393	-
Excess income tax benefit on stock options exercised	2,390	1,740	-
Dividends paid on preferred stock	(306)	(2,934)	(262)
Acquisition of non-redeemable preferred stock	-	(1,292)	(95)
Net cash provided (used) by financing activities	(19,076)	51,369	13,672
Net increase (decrease) in cash	(9,331)	34,170	(902)

Cash at the beginning of year	35,051	881	1,783

Cash at the end of year	$25,720	$35,051	$881

See accompanying notes.

Table of Contents FS

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

2.  Debt Issuance Costs - During 2008, we acquired a portion of the 2007 Debentures. As a result, approximately $764,000 of the unamortized debt issuance costs associated with the 2007 Debentures acquired was charged against the gain on extinguishment of debt in 2008.

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

3.  Commitments and Contingencies - The Company has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2008, which is guaranteed by the Company is as follows (in thousands):

Secured Term Loan due 2012	$50,000
Other, most of which is collateralized by machinery, equipment and real estate	10,459
$60,459

In addition, the Company has guaranteed approximately $24.4 million of our subsidiaries insurance bonds and approximately $5.8 million of one of our subsidiaries purchases of natural gas.

See Notes 12 and 14 of the notes to the Company’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4.  Preferred Stock and Stockholders’ Equity - At December 31, 2008 and 2007, a subsidiary of the Company owns 2,451,527 shares of the Company’s common stock, which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 3, 11, 16 and 17 of notes to the Company’s consolidated financial statements for discussion of matters relating to the Company’s preferred stock and other stockholders’ equity matters.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements (continued)

5.  Litigation Judgment - See Note 20 of the notes to the Company’s consolidated financial statements for the discussion of the income from a litigation judgment.

6. Precious Metals - The Company had owned a specified quantity of precious metals used in the production process at one of its subsidiaries. Precious metals are carried at cost, with cost being determined using a FIFO basis.  During 2007, the Company sold metals the subsidiary had accumulated in excess of their production requirements. As a result, the Company recognized gains of $4,259,000 for 2007 (none in 2008 and 2006) from the sale of these precious metals.  These gains included an intercompany profit of $2,248,000, which are eliminated in the accompanying condensed statement of income through equity in earnings of subsidiaries. The intercompany profit resulted from differences in the FIFO cost basis of these metals in relation to the consolidated FIFO cost basis.

7.  Gain on Extinguishment of Debt - During 2008, we acquired $19.5 million aggregate principal amount of the 2007 Debentures for $13.2 million and recognized a gain on extinguishment of debt of $5.5 million, after writing off $0.8 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

8. Interest Income - During 2006, the Company acquired an investment in senior unsecured notes due 2007 (the “Notes”) of one of its subsidiaries, ThermaClime, of $6,950,000. During 2007, ThermaClime repaid the Notes. During 2007 and 2006, the Company earned interest of $685,000 and $565,000, respectively, relating to the Notes. In 2006, the Company entered into a $6,400,000 term loan due 2009 with ThermaClime. During 2008, 2007 and 2006, the Company earned interest of $699,000, $698,000 and $331,000, respectively, relating to this term loan.  During 2007, the Company entered into two demand notes totaling $29,886,000 with ThermaClime of which $4,886,000 was repaid in 2008. During 2008 and 2007, the Company earned interest of $1,671,000 and $801,000, respectively, relating to these demand notes. In addition, the Company has invested a portion of the net proceeds of the 2007 Debentures in U.S. Treasury obligations (previously in money market investments). During 2008 and 2007, the Company earned interest of $651,000 and $752,000, respectively, relating to these investments.

Table of Contents FS

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007 and 2006

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2008	$1,308	$371	$950	$729

2007	$2,269	$858	$1,819	$1,308

2006	$2,680	$426	$837	$2,269

Inventory-reserve for slow-moving items (1):
2008	$460	$210	$156	$514

2007	$829	$29	$398	$460

2006	$1,028	$258	$457	$829

Notes receivable - allowance for doubtful accounts (1):
2008	$970	$-	$-	$970

2007	$970	$-	$-	$970

2006	$970	$-	$-	$970

Deferred tax assets - valuation (1):
2008	$-	$268	$-	$268

2007	$18,932	$(18,932)	$-	$-

2006	$25,598	$-	$6,666	$18,932

(1)  Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.