Form 10-Q
period 2009-03-31
LSB INDUSTRIES INC
filed 2009-05-11
CIK 60714

LSB Industries, Inc.

Form 10-Q (3-31-2008)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  [  ] Yes [  ] No

(Facing Sheet Continued)

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

The number of shares outstanding of the Registrant's voting common stock, as of April 30, 2009 was 21,109,812 shares, excluding 3,848,518 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2009 is unaudited)

March 31, 2009	December 31, 2008
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$52,308	$46,204
Restricted cash	745	893
Accounts receivable, net	75,856	78,846
Inventories:
Finished goods	32,041	30,679
Work in process	2,465	2,954
Raw materials	20,494	27,177
Total inventories	55,000	60,810
Supplies, prepaid items and other:
Prepaid insurance	2,456	3,373
Precious metals	15,592	14,691
Supplies	4,492	4,301
Other	2,203	1,378
Total supplies, prepaid items and other	24,743	23,743
Deferred income taxes	10,273	11,417
Total current assets	218,925	221,913

Property, plant and equipment, net	105,946	104,292

Other assets:
Debt issuance costs, net	2,229	2,607
Investment in affiliate	3,693	3,628
Goodwill	1,724	1,724
Other, net	1,712	1,603
Total other assets	9,358	9,562
	$334,229	$335,767

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at March 31, 2009 is unaudited)
March 31, 2009	December 31, 2008
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,664	$43,014
Short-term financing	1,340	2,228
Accrued and other liabilities	39,111	39,236
Current portion of long-term debt	1,980	1,560
Total current liabilities	76,095	86,038

Long-term debt	98,681	103,600

Noncurrent accrued and other liabilities	10,300	9,631

Deferred income taxes	7,260	6,454

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 24,958,330 shares issued	2,496	2,496
Capital in excess of par value	127,677	127,337
Accumulated other comprehensive loss	(48)	(120)
Retained earnings	31,241	19,804
	164,366	152,517
Less treasury stock at cost:
Common stock, 3,848,518 shares	22,473	22,473
Total stockholders' equity	141,893	130,044
	$334,229	$335,767

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31, 2009 and 2008

2009	2008
(In Thousands, Except Per Share Amounts)
Net sales	$150,197	$160,455
Cost of sales	109,469	122,698
Gross profit	40,728	37,757

Selling, general and administrative expense	21,375	18,764
Provisions for losses on accounts receivable	52	90
Other expense	43	181
Other income	(162)	(610)
Operating income	19,420	19,332
Interest expense	1,911	2,454
Gain on extinguishment of debt	(1,322)	-
Non-operating other income, net	(23)	(517)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	18,854	17,395
Provisions for income taxes	7,349	6,720
Equity in earnings of affiliate	(240)	(232)
Income from continuing operations	11,745	10,907

Net loss from discontinued operations	2	-
Net income	11,743	10,907

Dividends on preferred stocks	306	306
Net income applicable to common stock	$11,437	$10,601

Weighted-average common shares:
Basic	21,110	21,057

Diluted	23,671	24,992

Income per common share:
Basic	$.54	$.50

Diluted	$.51	$.46

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2009

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock-Common	Total
(In Thousands)
Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$(22,473)	$130,044

Net income						11,743		11,743
Amortization of cash flow hedge					72			72
Total comprehensive income								11,815
Dividends paid on preferred stock						(306)		(306)
Stock-based compensation				261				261
Excess income tax benefit associated with stock-based compensation				79				79
Balance at March 31, 2009	24,958	$3,000	$2,496	$127,677	$(48)	$31,241	$(22,473)	$141,893

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing operating activities:
Net income	$11,743	$10,907
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Net loss from discontinued operations	2	-
Deferred income taxes	1,950	1,010
Gain on extinguishment of debt	(1,322)	-
Loss (gain) on sales and disposals of property and equipment	13	(45)
Depreciation of property, plant and equipment	3,796	3,091
Amortization	245	279
Stock-based compensation	261	192
Provisions for losses on accounts receivable	52	90
Provision for (realization of) losses on inventory	(3,032)	169
Provision for losses on firm sales commitments	-	137
Equity in earnings of affiliate	(240)	(232)
Distributions received from affiliate	175	280
Changes in fair value of commodities contracts	1,498	(53)
Changes in fair value of interest rate contracts	70	187
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	4,055	(12,424)
Inventories	8,842	(5,710)
Other supplies and prepaid items	(538)	(657)
Accounts payable	(7,748)	(1,027)
Customer deposits	522	(2,451)
Deferred rent expense	490	(6,314)
Other current and noncurrent liabilities	(2,000)	5,291
Net cash provided (used) by continuing operating activities	18,834	(7,280)

Cash flows from continuing investing activities:
Capital expenditures	(7,195)	(4,985)
Proceeds from sales of property and equipment	1	55
Proceeds from restricted cash	148	172
Other assets	(108)	(176)
Net cash used by continuing investing activities	(7,154)	(4,934)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$143,503	$126,031
Payments on revolving debt facilities	(143,503)	(126,031)
Acquisition of 5.5% convertible debentures	(4,174)	-
Payments on other long-term debt	(267)	(277)
Payments on short-term financing	(888)	(394)
Proceeds from exercise of stock options	-	206
Purchase of treasury stock	-	(3,421)
Excess income tax benefit associated with stock-based compensation and stock options exercised	79	702
Dividends paid on preferred stock	(306)	(306)
Net cash used by continuing financing activities	(5,556)	(3,490)

Cash flows of discontinued operations:
Operating cash flows	(20)	(34)
Net increase (decrease) in cash and cash equivalents	6,104	(15,738)

Cash and cash equivalents at beginning of period	46,204	58,224
Cash and cash equivalents at end of period	$52,308	$42,486

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$4,159	$2,745

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$1,135	$-
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$2,444	$2,098
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$204	$-

See accompanying notes.

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”).

Certain reclassifications have been made in our condensed consolidated financial statements for the three months ended March 31, 2008 to conform to our condensed consolidated financial statement presentation for the three months ended March 31, 2009, including the change in our classification of principal payments under capital lease obligations from “capital expenditures” that are included in net cash used by continuing investing activities to “payments on other long-term debt” that are included in net cash used by continuing financing activities.  This change in classification is consistent with the underlying principles of Statement of Financial Accounting Standards (“SFAS”) No. 95 – Statement of Cash Flows.  This change resulted in a decrease in net cash used by continuing investing activities and an increase in net cash used by financing activities of $116,000 for the three months ended March 31, 2008.

Note 2: Recently Issued Accounting Pronouncements In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 - Disclosures about Derivative Instruments and Hedging Activities; an Amendment of SFAS 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements of SFAS 161 became effective for the Company on January 1, 2009.  The provisions of SFAS 161 were applied prospectively. See Note 11 - Derivatives, Hedges and Financial Instruments.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Recently Issued Accounting Pronouncements (continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP”) that amends SFAS No. 107 - Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 - Interim Financial Reporting. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. The new disclosure requirements of this FSP will become effective for the Company beginning in the second quarter of 2009 and we expect that the provisions will be applied prospectively. We currently do not expect a significant impact from adopting this FSP.

Note 3: Accounts Receivable

March 31, 2009	December 31, 2008
(In Thousands)
Trade receivables	$73,890	$78,092
Insurance claims	1,255	252
Other	1,415	1,231
	76,560	79,575
Allowance for doubtful accounts	(704)	(729)
	$75,856	$78,846

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At March 31, 2009 and December 31, 2008, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $598,000 and $514,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $511,000 and $3,627,000, at March 31, 2009 and December 31, 2008, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Three Months Ended March 31,
2009	2008
(In Thousands)
Balance at beginning of period	$4,141	$473
Provision for (realization of) losses	(3,032)	169
Write-offs/disposals	-	(32)
Balance at end of period	$1,109	$610

The provision for losses is included in cost of sales (realization of losses is a reduction to cost of sales) in the accompanying condensed consolidated statements of income.

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

Precious metals expense (recoveries), net, consists of the following:

Three Months Ended March 31,
2009	2008
(In Thousands)
Precious metals expense	$1,727	$2,460
Recoveries of precious metals	(2,213)	-
Precious metals expense (recoveries), net	$(486)	$2,460

Precious metals expense is included in cost of sales (recoveries of precious metals are reductions to cost of sales) in the accompanying condensed consolidated statements of income.

Note 6: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of March 31, 2009, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project for approximately $3,209,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation (“FIN”) 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable.  It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation are as follows:

Three Months Ended March 31,
2009	2008
(In Thousands)
Balance at beginning of period	$2,820	$1,944
Add: Charged to costs and expenses	1,858	731
Deduct: Costs and expenses incurred	(1,814)	(619)
Balance at end of period	$2,864	$2,056

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8: Current and Noncurrent Accrued and Other Liabilities

March 31, 2009	December 31, 2008
(In Thousands)
Accrued payroll and benefits	$8,431	$6,422
Fair value of derivatives	6,789	8,347
Deferred revenue on extended warranty contracts	4,345	4,028
Customer deposits	3,764	3,242
Accrued insurance	2,900	2,971
Accrued warranty costs	2,864	2,820
Accrued income taxes	2,861	1,704
Accrued death benefits	2,851	2,687
Accrued commissions	2,109	2,433
Deferred rent expense	1,914	1,424
Accrued contractual manufacturing obligations	1,794	2,230
Accrued precious metals costs	1,578	1,298
Accrued interest	1,314	2,003
Billings in excess of costs and estimated earnings on uncompleted contracts	1,117	1,882
Accrued executive benefits	1,001	1,111
Other	3,779	4,265
	49,411	48,867
Less noncurrent portion	10,300	9,631
Current portion of accrued and other liabilities	$39,111	$39,236

Note 9: Long-Term Debt

March 31,	December 31,
2009	2008
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	34,800	40,500
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.66%, most of which is secured by machinery, equipment and real estate	15,861	14,660
	100,661	105,160
Less current portion of long-term debt	1,980	1,560
Long-term debt due after one year	$98,681	$103,600

(A)  ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries.  The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at March 31, 2009 was 3.75%. Interest is paid monthly, if applicable.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At March 31, 2009, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.5 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $216 million at March 31, 2009.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2009. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender, to:

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

During the three months ended March 31, 2009, we acquired $5.7 million aggregate principal amount of the 2007 Debentures for $4.2 million and recognized a gain on extinguishment of debt of $1.3 million, after writing off $0.2 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of the acquisitions made during the fourth quarter of 2008 and the first quarter of 2009, approximately $34.8 million of the 2007 Debentures remaining outstanding at March 31, 2009.  In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 17-Related Party Transactions.

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

(C)  ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2009 was 4.17%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (“El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (“Cherokee Facility”). The carrying value of the pledged assets is approximately $59 million at March 31, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $65 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2009.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Contingencies  We accrue for contingent losses when such losses are probable and reasonably estimable. In addition, we recognize contingent gains when such gains are realizable or realizable and earned.

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

We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated in accordance with FIN 47 - Accounting for Conditional Asset Retirement Obligations. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

The El Dorado Facility has demonstrated its ability to comply with the more restrictive ammonia and nitrate permit limits but has not been able to demonstrate compliance with the more restrictive dissolved minerals permit levels. The El Dorado Facility and the ADEQ agreed to a rule change to address this issue. Although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels.  The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating without incurring permit violations pending the modification of the permit to implement the revised rule. In March 2009, the EPA notified the ADEQ that it had prepared a draft decision to disapprove the dissolved mineral rulemaking due to insufficient documentation.  It is anticipated that the ADEQ will meet with the EPA to discuss what additional information the EPA requires. Since this additional work will delay the final EPA approval of the dissolved mineral rulemaking, an extension of the CAO will be required. The ADEQ has indicated that it anticipates that it will extend the CAO after its discussions with the EPA and the schedule for obtaining the additional information.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2009.

2.      Air Matters

In August 2008, an air permit modification was issued to EDC by the ADEQ, which sets new limits for ammonia emissions for the nitric acid units at the El Dorado Facility. EDC recently completed required compliance testing but the results are still pending. Based on a previous study, the nitric acid units can meet these new limits.

In addition, the EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.  In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act.  If changes to the production equipment at these facilities are required in order to bring this

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.  Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance. Currently, we are unable to determine the amount or likelihood of penalties, if any, resulting from this request. Therefore, no liability has been established at March 31, 2009.

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

At March 31, 2009, the total estimated liability (which is included in current accrued and other liabilities) in connection with this remediation matter is approximately $47,000 and Chevron’s share for these costs (which is included in accounts receivable) is approximately $25,000. These amounts are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

Climate Master, Inc. (“Climate Master”) in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. Climate Master has filed a motion for summary judgment as to the plaintiffs’ claims, and that motion is pending.  Climate Master has removed this action to federal court. Climate Master has also filed its answer denying the plaintiffs’ claims and asserting several affirmative defenses.  Climate Master’s insurers have been placed on notice of this matter. One of these insurers has denied coverage, one is out of business and has been liquidated and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. The policies associated with insurers that have not declined coverage in this matter and remain in business have a deductible of $250,000. Climate Master intends to vigorously defend itself in connection with this matter. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at March 31, 2009.

2.  Other

MEI Drafts

Cromus, as the assignee of Masinexportimport Industrial Group, S.A. v. Summit Machine Tool Manufacturing Corp. - In 2007, Cromus, alleged to be a Romanian company and assignee of another Romanian company, named Masinexportimport Industrial Group, S.A., commenced this action against us and our subsidiaries, Summit Machine Tool Manufacturing Corp. and Hercules Energy Manufacturing Corp., Jack Golsen and Mike Tepper (collectively, the “LSB Defendants”) and others. The LSB Defendants moved to dismiss this lawsuit. The court dismissed the complaint against the LSB Defendants. The plaintiffs failed to perfect its appeal within the allowable time and any further activity with respect to this matter is remote.

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”) or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that it would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group is able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

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

During November 2008, the Jayhawk Group filed suit against us and Golsen in a lawsuit styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc., et al., in the United States District Court for the District of Kansas at Kansas City. During March 2009, the Jayhawk Group amended its compliant alleging that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,
•	violation of 10(b) of the Exchange Act and Rule 10b-5,
•	violation of 17-12A501 of the Kansas Uniform Securities Act, and
•	breach of contract.

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages in the amount of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and us have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. Because we have incurred expenses associated with this matter in excess our

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

insurance deductible of $250,000, no liability has been established for the Jayhawk claims as of March 31, 2009.

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

Pursuant to discussions with the staff of the SEC, we have executed an offer of settlement, which offer of settlement is subject to the approval by the SEC.  Under the offer of settlement, we would consent, without admitting or denying the SEC’s findings, to an order pursuant to Section 21(c) of the Securities Act of 1934.  Pursuant to the offer of settlement, we would agree to cease and desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A), and Section 13(b)(5) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1 and 13a-13 thereunder. The offer of settlement would not result in any fines or other monetary penalties.  In addition, our former Principal Accounting Officer and Controller, who resigned from those positions on August 15, 2008, but continues to serve as our Senior Vice President and Treasurer, and has separate counsel, also executed an offer of settlement and stated in the offer of settlement that he would agree to cease and desist from committing and causing any violations and any future violations of Sections 13(b)(2)(A) and 13(b)(5) of the Exchange Act and Exchange Act Rule 13b2-1 and from causing any violations and future violations of Sections 13(a) and Rules 13a-1 and 13a-13.  Under our former Principal Accounting Officer’s offer of settlement, there would also be a finding of a violation by him of Section 4C(a)(3) of the Exchange Act and Rule 102(e)(1)(iii) of the Commission’s Rules of Practice, and he would further agree not to appear or practice before the SEC as an accountant, subject to submitting application for reinstatement two years after the date of the final order.  Under the terms of his offer of settlement, our former Principal Accounting Officer would not be required to pay any fines or other monetary penalties.  The offers of settlement, as executed by LSB and our former Principal Accounting Officer, are subject to approval by the SEC.

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

Note 11: Derivatives, Hedges and Financial Instruments We account for derivatives in accordance with SFAS 133 – Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, which requires the recognition of derivatives in the balance sheet and the measurement of these instruments at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.
We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts (“commodities contracts”) and foreign exchange contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments under SFAS 133. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values. The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2008, the valuations of contracts classified as Level 3 were based on the average ask/bid prices obtained from a broker relating to a low volume market.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which matured in March 2009.  In April 2008, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012.  In September 2008, we acquired an interest rate swap at a cost basis of $354,000, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. Although no purchases occurred during the three months ended March 31, 2009 and 2008, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through May 2009 at a weighted-average cost of $1.63 per pound. Also our Chemical Business had purchase commitments under natural gas contracts for approximately 836,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $9.44 per MMBtu.  In addition, our Chemical Business had contractual rights and obligations under natural gas collars for approximately 460,000 MMBtu of natural gas through September 2009 at a weighted-average floor price of $3.76 per MMBtu and a weighted-average cap price of $5.76 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2009, our commitments under these contracts were for the receipt of approximately 177,000 Euros at a weighted-average contract exchange rate of 1.3345. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

Fair Value Measurements at March 31, 2009 Using
Description	Total Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2008
(In Thousands)
Assets – Supplies, prepaid items and other:

Foreign exchange contracts	$-	$-	$-	$-	$35

Liabilities – Current and noncurrent accrued and other liabilities:

Commodities contracts	$4,281	$472	$3,809	$-	$5,910
Interest rate contracts	2,507	-	2,507	-	2,437
Foreign exchange contracts	1	-	1	-	-
Total	$6,789	$472	$6,317	$-	$8,347

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (not applicable for the three months ended March 31, 2008):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

Realized and unrealized gains (losses) included in earnings and the income statement classification are as follows:

Three Months Ended March 31,
2009	2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales – Commodities contracts	$(1,156)	$3,197
Cost of sales – Foreign exchange contracts	(30)	-
Interest expense – Interest rate contracts	(269)	(169)
	$(1,455)	$3,028

Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$(1,498)	$53
Cost of sales – Foreign exchange contracts	(1)	-
Interest expense – Interest rate contracts	(70)	(187)
	$(1,569)	$(134)

Note 12: Income Per Common Share  Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each period.

Diluted income per share is based on net income applicable to common stock plus preferred stock dividends on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Per Common Share (continued)

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the three months ended March 31, 2009,

•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $6,000, respectively; and

•	we acquired $5.7 million aggregate principal amount of our 2007 Debentures.

During the three months ended March 31, 2008,

•	we acquired 200,000 shares of our common stock;
•	we issued 124,304 shares of our common stock as the result of the exercise of stock options;
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively.

At March 31, 2009, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Three Months Ended March 31,
2009	2008
Numerator:
Net income	$11,743	$10,907
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)
Dividends on Noncumulative Preferred	(6)	(6)
Total dividends on preferred stock	(306)	(306)
Numerator for basic net income per common share - net income applicable to common stock	11,437	10,601
Dividends on preferred stock assumed to be converted, if dilutive	306	306
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	349	602
Numerator for diluted net income per common share	$12,092	$11,509

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,109,812	21,056,786
Effect of dilutive securities:
Convertible notes payable	1,270,720	2,188,000
Convertible preferred stock	938,546	940,066
Stock options	351,888	806,972
Dilutive potential common shares	2,561,154	3,935,038
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,670,966	24,991,824

Basic net income per common share	$.54	$.50

Diluted net income per common share	$.51	$.46

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Three Months Ended March 31,
2009	2008
Stock options	842,000	-

Note 13:  Income Taxes Provisions for income taxes are as follows:

Three Months Ended March 31,
2009	2008
(In Thousands)
Current:
Federal	$4,808	$4,895
State	590	815
Total current provisions	$5,398	$5,710

Deferred:
Federal	$1,751	$830
State	200	180
Total deferred provisions	1,951	1,010
Provisions for income taxes	$7,349	$6,720

For the three months ended March 31, 2009 and 2008, the current provision for federal income taxes of approximately $4,808,000 and $4,895,000, respectively, includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For the three months ended March 31, 2009 and 2008, the current provision for state income taxes of $590,000 and $815,000, respectively, includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2008, we had state net operating loss (“NOL”) carryforwards totaling approximately $35,000,000, which begin expiring in 2009.

Our overall effective tax rate in 2009 is reduced by permanent tax differences, including the domestic manufacturer’s deduction and other permanent items.

We account for income taxes in accordance with FIN No. 48 - Accounting for Uncertainty in Income Taxes, which requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13:  Income Taxes (continued)

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus).  We had approximately $764,000 and $898,000 accrued for uncertain tax liabilities at March 31, 2009 and December 31, 2008, respectively, which are included in current and noncurrent accrued and other liabilities.

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

Note 14: Other Expense, Other Income and Non-Operating Other Income, net

Three Months Ended March 31,
2009	2008
(In Thousands)
Other expense:
Total other expense (1)	$43	$181

Other income:
Settlements of litigation (2)	$-	$525
Other miscellaneous income (1)	162	85
Total other income	$162	$610

Non-operating other income, net:
Interest income	$45	$541
Miscellaneous expense (1)	(22)	(24)
Total non-operating other income, net	$23	$517

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(2)
During the three months ended March 31, 2008, a settlement was reached for $400,000 for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations. In addition, a settlement was reached relating to a Section 16(b) short-swing profit claim of which we recognized $125,000.

Note 15: Business Interruption and Property Insurance Claims  Our accounting policy for insurance claims is if an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Business Interruption and Property Insurance Claims (continued)

On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined but is not yet known when repair or replacement will be completed and the nitric acid plant put back in operation. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. While the volume of production of finished product at the Cherokee Facility has been and will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. As of March 31, 2009, a recovery, if any, from our business interruption coverage has not been recognized.  Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, we have recognized a property insurance claim receivable of $1,186,000 relating to this event at March 31, 2009.

Note 16: Segment Information

Three Months Ended March 31,
2009	2008
(In Thousands)
Net sales:
Climate Control	$72,048	$66,323
Chemical	74,478	91,330
Other	3,671	2,802
	$150,197	$160,455

Gross profit: (1)
Climate Control (2)	$22,428	$21,522
Chemical (3)	17,148	15,353
Other	1,152	882
	$40,728	$37,757

Operating income: (4)
Climate Control (2)	$8,978	$9,327
Chemical (3) (5)	12,638	12,125
General corporate expenses and other business operations, net (6)	(2,196)	(2,120)
	19,420	19,332
Interest expense	(1,911)	(2,454)
Gain on extinguishment of debt	1,322	-
Non-operating other income, net:
Climate Control	-	1
Chemical	3	4
Corporate and other business operations	20	512
Provisions for income taxes	(7,349)	(6,720)
Equity in earnings of affiliate-Climate Control	240	232
Income from continuing operations	$11,745	$10,907

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
During the first quarters of 2009 and 2008, we recognized gains totaling $463,000 and $2,575,000, respectively, on our exchange-traded futures contracts for copper. These gains contributed to an increase in gross profit and operating income.

(3)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $2,500,000 higher than our comparable product sales made at lower market prices available during the first quarter of 2009.  In addition, we recognized recoveries of precious metals totaling $2,213,000. These transactions contributed to an increase in gross profit and operating income for the first quarter of 2009.  During the first quarter of 2009, we recognized losses totaling $1,619,000 on our futures/forward contracts for natural gas and ammonia compared to gains totaling $621,000 during the first quarter of 2008. These losses contributed to a decrease (gains contributed to an increase) in gross profit and operating income for each respective period.

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

(5)
During the first quarters of 2009 and 2008, we incurred expenses of $1,996,000 and $421,000, respectively, associated with our idle chemical facility located in Pryor, Oklahoma that we are in the process of activating. See discussion concerning an urea ammonium nitrate ("UAN") purchase and sales agreement under Note 18 - Subsequent Event.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

Three Months Ended March 31,
2009	2008
(In Thousands)
Gross profit-Other	$1,152	$882
Selling, general and administrative:
Personnel costs	(1,725)	(1,592)
Professional fees	(984)	(1,181)
Office overhead	(188)	(176)
Property, franchise and other taxes	(83)	(126)
Advertising	(70)	(70)
All other	(385)	(291)
Total selling, general and administrative	(3,435)	(3,436)

Other income	110	535
Other expense	(23)	(101)
Total general corporate expenses and other business operations, net	$(2,196)	$(2,120)

Information about our total assets by industry segment is as follows:

March 31, 2009	December 31, 2008
(In Thousands)
Climate Control	$113,104	$117,260
Chemical	145,090	145,518
Corporate assets and other	76,035	72,989
Total assets	$334,229	$335,767

Note 17: Related Party Transactions

Golsen Group

In March 2008 and March 2009, we paid, in each respective period, the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

During the three months ended December 31, 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result, during the three months ended March 31, 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group. At March 31, 2009, accrued interest of $68,750 relates to the portion of debentures held by the Golsen Group.

Note 18: Subsequent Event On May 8, 2009, our Chemical Business subsidiary, Pryor Chemical Company, entered into a UAN Purchase and Sale Agreement with Koch Nitrogen Company. Under that Agreement, Koch Nitrogen Company will purchase substantially all of the UAN production at the Pryor Facility.  The Agreement provides for a five-year term with termination options by both parties beginning August 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our March 31, 2009 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, engages in the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.  For the first three months of 2009, approximately 48% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. Our products include industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions and various other products. For the first three months of 2009, approximately 50% of our consolidated net sales relates to the Chemical Business. We have recently announced that we are taking steps to start-up our idled chemical facility located in Pryor, Oklahoma to produce UAN.  This project is described in more detail below.

Economic Conditions

During 2008, the United States economy fell into a recession that deepened in the fourth quarter of 2008 and the first quarter of 2009. The current state of the economy has shown very little improvement and creates significant uncertainty relative to the industrial, construction and agricultural markets that we serve. Our 2009 business plan is based upon our assumption that the economy will continue to contract due to additional loss of jobs, declining consumer demand and limited credit availability.  Our 2009 business plan will be adjusted frequently as we measure customer demand during the remainder of the year. We have and will continue to adjust our controllable costs when and as market conditions dictate.

Since we serve several diverse markets, we consider market fundamentals for each market individually as we plan our production levels.

During the first quarter of 2009, 79% of our Climate Control Business’ sales were to the commercial construction market, and the remaining 21%, were sales of geothermal heat pumps (“GHPs”) to the single-family residential market. Based on published industry forecasts predicting significant declines in both commercial and residential construction, we expect to see lower sales volumes for most of our Climate Control products during 2009, as compared to 2008. In fact, total new orders for the first quarter of 2009 were 22% below the 2008 first quarter. However, this net decrease includes an increase of approximately 15% in new orders for residential GHPs.

At this time, we are unable to assess our sales level for the remainder of 2009. In our opinion, the longer term outlook after 2009 will depend upon the recovery of the credit and capital markets and the general economy.

One bright spot is our GHPs use a form of renewable energy and can reduce energy costs up to 60%. The recently enacted American Recovery and Reinvestment Act of 2009 (“ACT”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost. The new tax credits and other GHP incentives should stimulate demand for these products.

In our Chemical Business, approximately 56% of our Chemical Business sales for the first quarter of 2009 consisted of:

•	nitric acid, sulfuric acid and anhydrous ammonia sold to industrial customers; and
•	industrial grade AN and nitrogen solutions sold to mining customers.

Most of these sales were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.

During the first quarter of 2009, approximately 80% of our industrial and mining sales were to customers that have contractual obligations to purchase a minimum annual quantity, or their requirements, or allow us to recover our costs plus a profit, irrespective of the volume of product produced. We expect that many of these mining and industrial customers will take less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors.

For the first quarter of 2009, approximately 44% of our Chemical Business sales were nitrogen fertilizer sold in the agricultural markets including:

•	AN produced at our El Dorado Facility from purchased anhydrous ammonia and,
•	UAN produced at our Cherokee Facility from natural gas.

The agricultural product sales, unlike the majority of our industrial and mining sales, are sold at the market price in effect at the time of sale or at a negotiated future price. Due to the unpredictable volatility in the commodity markets, it is difficult at this point to predict with any certainty the volume level and profit margins for the remainder of 2009.

The percentage change in sales (volume and dollars) for the first quarter of 2009 compared to the same period in 2008 is:

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Agricultural products	12.3%	(5.0)%
Mining products	29.4%	(17.5)%
Industrial acids and other	(27.4)%	(31.6)%
Total weighted-average change	(4.5)%	(18.5)%

The disproportionate percentage change relating to tons compared to sales dollars for agricultural and mining products is due primarily to declines in prices for most commodities resulting in lower selling prices per ton of product sold. The decline in tons and sales dollars for industrial acids is primarily a result of the pass through of lower costs in the sales price pursuant to the supply agreement associated with the Baytown, Texas nitric acid manufacturing plant (the “Baytown Facility”) and a decline in customer demand as of the result of the economic downturn.

As a fallout from the economic recession and poor weather conditions in parts of the United States, uncertainty continues concerning the magnitude of the nitrogen fertilizer application for the remainder of the spring fertilizer season and the balance of 2009. We believe that global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand. We believe the supply and demand fundamentals for nitrogen fertilizer will be favorable for the remainder of the spring season.

Based on the current costs of our raw material feedstocks of natural gas and anhydrous ammonia at current plant production levels and current selling prices, we are able to produce at profitable levels. However, the spring application of nitrogen fertilizer has started slowly and a significant amount of nitrogen fertilizer inventory remains with distributors and retailers at very high prices. When this product moves out of storage, most industry sources believe that we should see significant demand for nitrogen fertilizer.

Irrespective of our assumptions, the actual results for agricultural products will depend upon the global and domestic demand for nitrogen fertilizer in addition to traditional seasonal factors. Since most economic indicators, including consumer spending and the jobless number, do not reflect any signs of an improving economy, we believe these indications imply that a significant rebound in 2009 is unlikely. Therefore, we will make changes to our controllable cost structure, as conditions dictate.

First Quarter of 2009

Net sales for the first quarter of 2009 were $150.2 million compared to $160.5 million for the 2008 first quarter. The sales decrease of $10.3 million includes an increase of $5.7 million in our Climate Control Business and a decrease of approximately $16.9 million in our Chemical Business. The Chemical Business’ decrease is primarily due to steep declines in our raw material costs that led to decreases in selling prices.

For the first quarter of 2009, our operating income was $19.4 million compared to $19.3 million for the same period in 2008 and net income was $11.7 million for the first quarter of 2009 compared to net income of $10.9 million for the 2008 first quarter.

During the first quarter of 2009, we acquired $5.7 million aggregate principal amount of our 2007 Debentures for $4.2 million and recognized a gain on extinguishment of debt of $1.3 million, after expensing $0.2 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired. The repurchase of these debentures was funded by our working capital.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continued to do so during the first quarter of 2009.

Orders received for all Climate Control products in the first quarter of 2009 were $54.9 million compared to $70.1 million in the first quarter of 2008. Our backlog at December 31, 2008 was $68.5 million and was $56.8 million at March 31, 2009, which should provide support going into the second quarter of 2009. The backlog consists of confirmed customer purchase orders for product to be shipped at a future date. Beyond the second quarter, the potential sales level remains uncertain. For April 2009, our new orders received were approximately $17 million and our backlog was approximately $54 million at April 30, 2009.

Net sales for the first quarter of 2009 were $72.0 million compared to $66.3 million for the same period in 2008, an increase of $5.7 million or 8.6%. The improvement in net sales was due in part to shipments from our backlog at the beginning of the period.

Due to the increase in net sales, Climate Control’s gross profit in the first quarter of 2009 increased to $22.4 million compared to $21.5 million in the first quarter of 2008. For the first quarter of 2009, Climate Control’s operating income before allocation of corporate overhead was $9.0 million compared to $9.3 million in the first quarter 2008.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial construction sectors that we serve, including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Multi-Family
•	Lodging
•	Education
•	Healthcare
•	Offices
•	Manufacturing

Climate Control’s fastest growing product line is our ultra high efficiency GHPs. GHPs can be used in almost all types of commercial and residential buildings for new construction, renovation or replacements. The area of most rapid growth is in the single family residential market.  During the first quarter of 2009, sales of GHPs to this market represented 21% of our total Climate Control sales.

The majority of our Climate Control Business is subject to the competitive bid process; and the ability to pass through cost increases for raw materials including copper, steel, aluminum and components that include those materials, depends on market conditions at the time we are bidding for a job. Once an order is accepted and entered into our backlog, the price usually cannot be adjusted to pass through any subsequent changes in our costs. However, we continue to monitor and take measures to mitigate and control raw material cost fluctuations through hedging transactions, contract purchases and volume agreements, but there can be no assurance of the effectiveness of these measures.

Our Climate Control Business manufactures most of its products to customer orders that are placed well in advance of required delivery dates. As a result, our Climate Control Business maintains a significant backlog that reduces the amount of inventory required to warehouse. As discussed above, the backlog of confirmed orders was approximately $56.8 million at March 31, 2009. We expect to ship substantially all the orders in the backlog within the next twelve months and have the production capacity in place to do so.

Our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets. Our Climate Control Business' profitability has been affected by operating losses of certain product lines and although these products have not yet achieved profitability, we continue to believe that these products have good long-term prospects.

Management focuses on the following objectives for Climate Control:

•	monitoring and managing to the current economic environment, to optimize operating results, but with a long-term perspective
•	developing and introducing new and energy efficient products,
•	improving production and product delivery performance,
•	expanding the markets we serve, both domestic and foreign, and
•	increase our manufacturing capacity for geothermal and water source heat pumps

Chemical Business

Our Chemical Business has three chemical production facilities: the El Dorado Facility, the Cherokee Facility and the Baytown Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline, and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we are taking all the necessary steps to start-up our idled chemical facility in Pryor, Oklahoma (the “Pryor Facility”). Initially, we plan to produce anhydrous ammonia and UAN from natural gas. See additional discussion of the Pryor Facility below under “Liquidity and Capital Resources - Pryor Facility.”

For the first quarter of 2009, our Chemical Business reported net sales of $74.5 million compared to $91.3 million for the first quarter of 2008, a decrease of approximately $16.9 million. However, operating income before allocation of corporate overhead was approximately $12.6 million for the first quarter of 2009 compared to $12.1 million for the same period in 2008. As discussed above under “Economic Conditions,” although the actual tons sold during the first quarter of 2009 were down approximately 5% compared to the same period of 2008, the decrease in sales of $16.9 million is primarily attributable to steep declines in selling prices for our products produced at our facilities accompanied by steep declines in our raw material feedstock costs.

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During the first quarter of 2009, the price for natural gas averaged approximately $5.16 per MMBtu compared to an average price in the first quarter of 2008 of $8.67 per MMBtu. At May 5, 2009, the price for natural gas was $3.65 per MMBtu. During the first quarter of 2009, the price for anhydrous ammonia based on the low Tampa metric price per ton averaged approximately $223 compared to an average price for the first quarter of 2008 of $558 per metric ton. At May 5, 2009, the Tampa price for anhydrous ammonia was $267 per metric ton. During the first quarter of 2009, the average price for sulfur based on the quarterly Tampa long ton price was minimal compared to an average price for the first quarter of 2008 of $252 per long ton. At May 5, 2009, the Tampa price per long ton for sulfur was minimal. Due to the volatility of these commodity markets, we continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs.

With respect to gross profit and operating income, there are a number of factors that affect the comparability of the first quarter of 2009 to the same period in 2008.  The comparability of our Chemical Business’ gross profit and operating income was impacted by the following significant items:

Increase (Decrease)
(In Millions)
Gross profit margins in excess of current quarter’s pricing, resulting from sales commitments in prior periods	$2.5
Recoveries of precious metals	2.2
Losses on natural gas and ammonia hedging contracts	(2.2)
Total effect on change in gross profit	2.5
Expenses - Pryor Facility	(1.6)
Total effect on change in operating income	$0.9

As shown in the table above and discussed below, our Chemical Business’ operating income for the first quarter of 2009 was favorably affected by sales commitments in prior periods at higher than prevailing prices that shipped in the first quarter 2009 and recoveries of precious metals partially offset by losses (realized and unrealized) on natural gas and ammonia contracts and expenses associated with the planned start-up of the Pryor Facility.

During 2008, prior to the substantial decline in fertilizer and other commodity prices, we accepted orders for products from customers for future deliveries at firm sales prices. During the first quarter of 2009, we shipped some of those orders that remained at December 31, 2008. As a result, gross profit on those sales was approximately $2.5 million higher than our comparable product sales made at lower market prices available during the first quarter of 2009.

Our Chemical Business uses precious metals as a catalyst in the manufacturing process of nitric acid. During major maintenance and capital projects performed during the first quarter of 2009, we performed procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment resulting in a gain of approximately $2.2 million (recovery procedures were not performed during the first quarter of 2008).

As the result of volatility in commodity prices, during the first quarter of 2009, we recognized realized and unrealized (non-cash) losses totaling $1.6 million on our natural gas and ammonia hedging contracts compared to gains totaling $0.6 million during the same period in 2008.

As discussed below under “Liquidity and Capital Resources - Pryor Facility”, we are in the process of activating the Pryor Facility. As a result, our expenses associated with the Pryor Facility were approximately $2.0 million in the first quarter of 2009 compared to $0.4 million in the 2008 first quarter. Our current expense level at the Pryor Facility is approximately $1.0 million per month. The start-up losses will continue to increase until such time we are in full production, which is expected to begin in the fourth quarter of 2009.

Due to declines in global nitrogen prices as demand fell as the result of buyers’ concerns over volatile commodity prices and the global economic crisis, our Chemical Business recognized a lower of cost or market (“LCM”) provision of $3.6 million on inventory at December 31, 2008, of which most of this inventory was sold during the first quarter of 2009. At March 31, 2009, the LCM provision on inventory was $0.3 million.

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

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

March 31, 2009	December 31, 2008
(In Millions)
Cash and cash equivalents	$52.3	$46.2

Long-term debt:
2007 Debentures due 2012	$34.8	$40.5
Secured Term Loan due 2012	50.0	50.0
Other	15.9	14.7
Total long-term debt	$100.7	$105.2

Total stockholders’ equity	$141.9	$130.0

We believe our capital structure and liquidity reflect a reasonably sound financial position. At March 31, 2009, our cash and cash equivalents were $52.3 million and our $50 million Working Capital Revolver Loan with Wells Fargo Foothill was undrawn and available to fund operations, if needed, subject to the financial viability of the lender and subject to the amount of our eligible collateral and outstanding letters of credit. During the first quarter of 2009, we had no outstanding borrowings under the Working Capital Revolver Loan. At March 31, 2009, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 0.7 to 1 as compared to 0.8 to 1 at December 31, 2008.

For the remainder of 2009, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Due to the uncertainty relative to the current recession, we are evaluating the effect upon our internally generated cash flows that could occur if we experience significant declines in our sales volumes.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. As of March 31, 2009, we have acquired $25.2 million aggregate principal amount of these debentures including $5.7 million during the first quarter of 2009 as discussed below under “Authorization to Repurchase 2007 Debentures and Stock.”

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2009 was approximately 4.17%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At March 31, 2009, we had approximately $49.5 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and their non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. Based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2009, subject to the financial viability of the lender.

Income Taxes

We have utilized our remaining federal NOL carryforwards during 2008.  As a result, we are recognizing and paying federal income taxes at regular corporate tax rates, which we expect to continue during the remainder of 2009.

In addition, the utilization of the NOL carryforwards has reduced our income tax liabilities.  The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2005-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

Capital Expenditures

General

Cash used for capital expenditures during the first quarter of 2009 was $7.2 million, including $0.7 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $6.2 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities but including $1.2 million associated with the Pryor Facility.

As discussed below, our current commitment for the remainder of 2009 is approximately $13.1 million. Other capital expenditures for 2009 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to both our Chemical and Climate Control Businesses that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $13.1 million for the remainder of 2009. The expenditures include $8.1 million for process and reliability improvements in our Chemical Business, including $3.8 million relating to the Pryor Facility (see discussion below regarding our expected costs to activate the Pryor Facility). In addition, our current commitments include $5.0 million primarily for facilities expansion and upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures, we have planned capital expenditures in our Climate Control Business of approximately $5.7 million and in our Chemical Business of approximately $11.3 million, including Pryor Facility’s capital expenditures. These planned expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Climate Control’s expenditures will likely be financed and the Chemical Business’ expenditures will likely be funded from internal cash flows.

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.  In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business mangement believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act.  If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.  Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance. Currently, we are unable to determine the amount or likelihood of penalties, if any, resulting from this request. Therefore, no liability has been established at March 31, 2009.

Plant Turnaround Costs

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2009, we currently estimate that we will incur approximately $4.6 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Certain events relating to our Chemical Business

Pryor Facility – As previously reported, we have been considering activating a portion of our idle Pryor Facility subject to securing a sale agreement with a strategic customer to purchase and distribute the majority of the UAN production.

On May 8, 2009, our Chemical Business subsidiary, Pryor Chemical Company, entered into a UAN Purchase and Sale Agreement with Koch Nitrogen Company. Under that Agreement, Koch Nitrogen Company will purchase substantially all of the UAN production at the Pryor Facility.  The Agreement provides for a five-year term with termination options by both parties beginning August 2010.

We are now proceeding with the preparations to start the Pryor Facility.  We have hired key personnel to operate the facility and have positioned the additional necessary personnel to be hired at appropriate intervals during the start-up phases.

Barring unforeseen delays, we expect to start production at the Pryor Facility during the third quarter of 2009.  We plan to produce and sell approximately 325,000 tons of UAN annually, approximately 35,000 tons of anhydrous ammonia annually, and other products.

Our estimate of the total remaining capital expenditures to activate the Pryor Facility, including $3.8 million of current commitments discussed above, is approximately $5.0 million to $6.0 million.

Currently, the Pryor Facility’s expenses are approximately $1.0 million per month but are expected to increase until the plant is in full production, sometime in the fourth quarter of 2009.  As of March 31, 2009, we estimate that the remaining start-up costs to be expensed will be approximately $7.0 million to $9.0 million.

We plan to fund this project from our available cash on hand and working capital.  However, the actual timeframe to begin production, the amount of production and sales and the total remaining cost to activate the facility could be significantly different from our current estimates.

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

Beginning in June 2009 when the Bayer Agreement with Bayer takes effect, net sales will decrease as a result of the elimination of the Baytown Facility’s lease expense that was a pass through cost component in our sales price under the Original Bayer Agreement. This elimination will be the result of Bayer exercising its option to purchase from a third party all of the assets comprising the Baytown Facility, except certain assets owned by EDN.  For 2008, EDN, a subsidiary of El Dorado Nitric Company (“EDNC”), had sales to Bayer of approximately 19% and 11% of the Chemical Business’ and the Company’s consolidated net sales, respectively.  For the first quarter of 2009, EDN had sales to Bayer of approximately 14% and 7% of the Chemical Business’ and the Company’s consolidated net sales, respectively.

Fire at Cherokee Facility - On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire.  The fire was immediately extinguished and there were no injuries.  The extent of the damage to the nitric acid plant has been determined but it is not yet known when repair or replacement will be completed and the nitric acid plant put back in operation.  The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility.  While the volume of production of finished product at the Cherokee Facility has been and will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants.  Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and for replacement cost coverage relating to property damage with a $1.0 million property loss deductible. As of March 31, 2009, a recovery, if any, from our business interruption coverage has not been recognized.  Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, we have recognized a property insurance claim receivable of approximately $1.2 million relating to this event at March 31, 2009.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority, commencing March 12, 2008, to repurchase all or a portion of the 2007 Debentures on favorable terms if an opportunity is presented on terms satisfactory to management. Under this authority, we acquired in unsolicited transactions $25.2 million aggregate principal face amount of these debentures, including $5.7 million during the first quarter of 2009, at negotiated prices ranging from 72.25% to 75.0% of the face value of the 2007 Debentures. We spent approximately $4.2 million of our working capital to purchase the $5.7 million face amount portion of 2007 Debentures during the first quarter of 2009.  As a result, only $34.8 million remains outstanding at March 31, 2009.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. However, we did not repurchase any shares of our common stock during the first quarter of 2009.

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

•	the amount of direct and indirect costs and expenses incurred by us on behalf of ThermaClime pursuant to a certain services agreement;
•	the amount under a certain management agreement between us and ThermaClime, provided certain conditions are met, and
•	outstanding loans entered into subsequent to November 2, 2007 not to exceed $2.0 million at any time.

We have not paid cash dividends on our outstanding common stock in many years and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a definitive decision whether or not to pay such dividends in 2009.

During the first quarter of 2009, dividends were declared and paid on our preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred, all of which is owned by the Golsen Group, at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred, all of which is owned by the Golsen Group, at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. ThermaClime's forecasts for the remainder of 2009 indicate that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2009.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures of which only $40.5 million remained outstanding at December 31, 2008.  As discussed above under “Authorization to Repurchase 2007 Debentures and Stock,” we acquired $5.7 million aggregate principal amount of the 2007 Debentures during the first quarter of 2009. As a result, only $34.8 million remains outstanding at March 31, 2009.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. As a result of using a portion of the proceeds from the 2007 Debentures to pay down the Working Capital Revolver Loan, at March 31, 2009, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.5 million at March 31, 2009, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2009.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2009 was approximately 4.17%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $59 million at March 31, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $65 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2009. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

Golsen Group

During the fourth quarter of 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. During the first quarter of 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group. At March 31, 2009, accrued interest of $68,750 relates to the portion of debentures held by the Golsen Group.

In March 2009, we paid the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2008.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Results of Operations

Three months ended March 31, 2009 compared to Three months ended March 31, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$50,482	$36,774	$13,708	37.3%
Hydronic fan coils	13,566	20,574	(7,008)	(34.1	) %
Other HVAC products	8,000	8,975	(975)	(10.9	) %
Total Climate Control	$72,048	$66,323	$5,725	8.6%

Gross profit – Climate Control	$22,428	$21,522	$906	4.2%

Gross profit percentage – Climate Control (1)	31.1%	32.5%	(1.4)%

Operating income – Climate Control	$8,978	$9,327	$(349)	(3.7	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 22% increase in our average selling price per unit, which included a 5% increase in our list prices. The balance of the increase was due to a change in product mix as more residential GHP products and accessories that have higher selling prices were sold. During the first quarter of 2009, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•	Net sales of our hydronic fan coils decreased primarily due to a 41% decrease in the number of units sold partially offset by an 11% increase in our average selling price;
•
Net sales of our other HVAC products decreased primarily as the result of decrease in sales of large custom air handlers partially offset by an increase in engineering and construction services completed on construction contracts.

Gross Profit – Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the increase in sales of our geothermal and water source heat pumps as discussed above. This increase was partially offset by lower sales of our other products as discussed above. Also affecting comparability are gains on copper hedge contracts. In the first quarter of 2009, we had gains of only $0.5 million compared to $2.6 million in the first quarter of 2008.

Operating Income – Climate Control

As a percentage of sales, total operating expenses increased slightly resulting in a decrease in operating income of our Climate Control Business. Warranty expenses increased by $1.1 million due primarily to the increase in sales of our heat pump products and unusual costs incurred associated with specific fan coil products. Advertising expenses increased by $0.5 million primarily as the result of a marketing program launched by one of our subsidiaries. The decrease in operating income was partially offset by an increase of gross profit of $0.9 million as discussed above and a decrease in shipping and handling costs of $0.4 million primarily due to lower sales volume of our fan coil and large custom air handler products, lower fuel costs, and lower freight rates partially offset by an increase as the result of higher sales volume of our heat pump products.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended March 31,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$32,838	$34,567	$(1,729)	(5.0	) %
Industrial acids and other chemical products	25,231	36,882	(11,651)	(31.6	) %
Mining products	16,409	19,881	(3,472)	(17.5	) %
Total Chemical	$74,478	$91,330	$(16,852)	(18.5	) %

Gross profit – Chemical	$17,148	$15,353	$1,795	11.7%

Gross profit percentage – Chemical (1)	23.0%	16.8%	6.2%

Operating income – Chemical	$12,638	$12,125	$513	4.2%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For the first quarter of 2009, overall sales prices for the Chemical Business decreased 16% and the volume of tons sold decreased 5%, compared with the same period in 2008.

•
Sales prices at the El Dorado Facility decreased 22% related, in part, to the lower cost of raw material, anhydrous ammonia, part of which is passed through to our customers pursuant to contacts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Additionally, pricing for agricultural nitrogen based products has decreased due to lower demand that resulted, in part, because of unfavorable weather conditions in certain parts of the United States coupled with falling commodity markets.

However, volume at the El Dorado Facility increased 40% or 53,000 tons. The increase in tons sold was primarily attributable to (i) 35,000 more tons of agricultural ammonium nitrate primarily due to more favorable weather conditions in El Dorado’s market area versus the prior year, and (ii) 18,000 more tons of industrial grade ammonium nitrate, utilized in the mining industry, all of which is sold under a multi-year supply agreement contract for which our customer failed to meet contractual minimum volumes in the first quarter 2008.

•
Sales prices and volumes at the Cherokee Facility decreased 17% and 13%, respectively, primarily related to the market-driven low demand for UAN in the first quarter of 2009. Many distributors are working off higher priced inventories and have been unwilling to fill available storage due to falling prices, all of which has been compounded by the slow start to the spring application season.  Sales prices also decreased with the pass through of our lower natural gas costs in the first quarter of 2009 compared to 2008, under pricing arrangements with certain of our industrial customers.

•
Sales prices decreased approximately 13% at the Baytown Facility due to lower global ammonia pricing pursuant to the Original Bayer Agreement. Overall volumes decreased 46% as the result of a decline in customer demand as of the result of the economic downturn. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to the provisions of the Original Bayer Agreement.

Gross Profit - Chemical

As discussed above under “Overview-Chemical Business,” the net increase in gross profit of our Chemical Business includes certain significant items. During the first quarter of 2009, we recognized sales with gross profit of $2.5 million in excess of current lower prices during the first quarter of 2009 associated with sales commitments with higher firm sales prices entered into during 2008.  In addition, we recognized recoveries of precious metals totaling $2.2 million that did not occur during the first quarter of 2008.  These items were partially offset by an increase in losses (realized and unrealized) totaling $2.2 million on natural gas and ammonia contracts.  As a result of these net changes discussed above, our overall gross profit percentage improved for the first quarter of 2009 as compared to the same period in 2008.

Operating Income - Chemical

The net increase of our Chemical Business’ operating income includes the increase in gross profit of $1.8 million as discussed above. This increase in operating income was partially offset by an increase in expenses associated with the Pryor Facility of $1.6 million due to the process of activating this facility as discussed above under “Liquidity and Capital Resources - Pryor Facility.”

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the three months ended March 31,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$3,671	$2,802	$869	31.0%

Gross profit – Other	$1,152	$882	$270	30.6%

Gross profit percentage – Other (1)	31.4%	31.5%	(0.1)%

General corporate expense and other business operations, net	$(2,196)	$(2,120)	$(76)	3.6%

(1) As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to the sale of two large industrial machines during the first quarter of 2009.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $0.1 million.

Interest Expense

Interest expense was $1.9 million for the first quarter of 2009 compared to $2.5 million for the same period in 2008, a decrease of approximately $0.6 million. This decrease primarily relates to acquisition of the 2007 Debentures during the fourth quarter of 2008 and the first quarter of 2009 and decrease in the LIBOR rate associated with the Secured Term Loan.

Gain on Extinguishment of Debt

During the first three months of 2009, we acquired $5.7 million aggregate principal amount of the 2007 Debentures for $4.2 million and recognized a gain on extinguishment of debt of $1.3 million, after expensing $0.2 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Non-Operating Other Income, Net

Our non-operating other income, net was $23,000 for the first quarter of 2009 compared to $517,000 for the same period in 2008. The decrease of $494,000 relates primarily to higher returns received in 2008 from investments in money market funds.

Provision For Income Taxes

The provision for income taxes for the first quarter of 2009 was $7.3 million compared to $6.7 million for the first quarter of 2008. The resulting effective tax rate for the first quarter of 2009 was 38.5% compared to 38.1% for the same period in 2008.

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

For the first quarter of 2009, net cash provided by continuing operating activities was $18.8 million, including net income plus depreciation and amortization, deferred income taxes, changes in fair value of commodities and interest rate contracts, realization of losses on inventory, gain on extinguishment of debt and other adjustments and cash provided by the following significant changes in assets and liabilities.

Accounts receivable decreased $4.1 million including:

•
a net decrease of $2.7 million relating to the Climate Control Business as the result of the decrease in sales relating to our hydronic fan coil and large custom air handler products and an improvement in the timing of collections partially offset by an increase due to the increase in sales of heat pump products and

•	a decrease of $0.9 million relating to the industrial machinery business due primarily to payments received on certain large machinery sales during the first quarter of 2009.

Inventories decreased $8.8 million including:

•
a decrease of $6.6 million relating to the Chemical Business primarily relating to the increase in sales volume of AN at the El Dorado Facility and the decrease in costs of our raw material feedstocks and

•	a decrease of $2.2 million relating the Climate Control Business due primarily to the decrease in certain raw material costs associated with our fan coil products.

Accounts payable decreased $7.7 million including:

•	a decrease of $3.9 million in the Climate Control Business primarily as the result of a reduction in raw material purchases and a decrease in certain raw material costs and
•	a decrease of $3.5 million in the Chemical Business due, in part, to the decrease in costs of our raw material feedstocks.

Customer deposits increased $0.5 million including:

•	an increase of $1.5 million in the Chemical Business as the result of deposits received primarily associated with products to be shipped during the spring planting season partially offset by
•	a decrease of $0.6 million in the Climate Control Business and $0.3 million in our industrial machinery business primarily as the result of the shipment of products associated with these deposits.

The decrease in other current and noncurrent liabilities of $2.0 million includes:

•	a decrease in the fair value of commodities contracts of $3.1 million associated with contracts settled during the first quarter of 2009,
•
decrease in accrued interest of $0.7 million relating primarily to the semi-annual interest payment on the 2007 Debentures and the acquisition of a portion of the 2007 Debentures during the first quarter of 2009,

•
a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $0.8 million primarily due to costs incurred during the first quarter of 2009 associated with these construction contracts, partially offset by

•	an increase in accrued payroll and benefits of $2.0 million due primarily to the timing of our payroll-related payments, and
•
an increase in accrued income taxes of $1.2 million primarily as the result of an increase in taxable income and a higher effective income tax rate partially offset by payments made to the taxing authorities.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first quarter of 2009 consisted primarily of $7.2 million for capital expenditures of which $0.7 million and $6.2 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $5.6 million that primarily consisted of $4.2 million used for the acquisition of $5.7 million aggregate principal amount of the 2007 Debentures and payments on short-term financing of $0.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At March 31, 2009, our investment was $3.7 million. For the first quarter of 2009, distributions received from this Partnership were approximately $0.2 million and our equity in earnings was approximately $0.2 million. As of March 31, 2009, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $3.2 million with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. In connection with the Original Bayer Agreement with Bayer, under which we are to supply nitric acid with a provision for pass through of production costs subject to certain performance obligations on our part, EDN entered into a 10 year lease in June 1999 that requires minimum future net lease rentals of approximately $3.3 million at March 31, 2009. The lease payments are includable costs in these agreements. These lease rentals are made monthly over the term of the agreements, typically with one annual payment representing a majority of the amount due for the year. These remaining lease payments have been considered in evaluating our liquidity.  See discussion concerning the new Bayer Agreement that will replace the Original Bayer Agreement as of June 24, 2009 under “Liquidity and Capital Resources-Bayer Agreement”.

As discussed in our Form 10-K for the year ended December 31, 2008, we had certain contractual obligations at December 31, 2008, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under “Liquidity and Capital Resources” of Item 2 and ”Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended March 31, 2009:

•	our contractual obligations relating to futures/forward contracts were $11.1 million as of March 31, 2009 and
•	our committed capital expenditures were approximately $13.1 million for the remainder of 2009.
•

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2009, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through May 2009 at a weighted-average cost of $1.63 per pound ($1.2 million) and a weighted-average market value of $1.84 per pound ($1.4 million).  Also our Chemical Business had purchase commitments under natural gas contracts for approximately 836,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $9.44 per MMBtu ($7.9 million) and a weighted-average market value of $4.22 per MMBtu ($3.5 million).  In addition, our Chemical Business had contractual rights and obligations under natural gas collars for approximately 460,000 MMBtu of natural gas through September 2009 at a weighted-average floor price of $3.76 per MMBtu ($1.7 million) and a weighted-average cap price of $5.76 per MMBtu ($2.7 million). At March 31, 2009, the weighted-average market value of these natural gas collar contracts (unrealized loss) was $0.16 per MMBtu ($0.1 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we entered into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates through April 2009.  At March 31, 2009, our commitments under these contracts were for the receipt of approximately 177,000 Euros at a weighted-average contract exchange rate of 1.3345 ($237,000) and a weighted-average market exchange rate of 1.3281 ($236,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2009, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At March 31, 2009, the fair value of these contracts (unrealized loss) was $2.5 million.

As of March 31, 2009 and December 31, 2008, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $37.3 million and $41.9 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	taking steps to start-up our idled chemical facility located in Pryor, Oklahoma to produce UAN,
•	our 2009 business plan is based upon our assumption that the economy will continue to contract due to additional loss of jobs, declining consumer demand and limited credit availability,
•	our 2009 business plan will be adjusted frequently as we measure customer demand during the remainder of the year,
•	continue to adjust our controllable costs when and as market conditions dictate,
•	see lower sales volumes for most of our Climate Control products during 2009, as compared to 2008,
•	the longer term outlook after 2009 will, depend upon the recovery of the credit and capital markets and the general economy,
•	the new tax credits and other GHP incentives should stimulate demand for these products,
•	many of these mining and industrial customers will take less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors,
•	due to the unpredictable volatility in the commodity markets, it is difficult at this point to predict with any certainty the volume level and profit margins for the remainder of 2009,
•	uncertainty continues concerning the magnitude of the nitrogen fertilizer application for the remainder of the spring fertilizer season and the balance of 2009,
•	global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand,
•	the supply and demand fundamentals for nitrogen fertilizer will be favorable for the remainder of the spring season,
•
based on the current costs of our raw material feedstocks of natural gas and anhydrous ammonia at current plant production levels and current selling prices, we are able to produce at profitable levels,

•	when this product moves out of storage, most industry sources believe that we should see significant demand for nitrogen fertilizer,
•	actual results for agricultural products will depend upon the global and domestic demand for nitrogen fertilizer in addition to traditional seasonal factors,
•	these indications imply that a significant rebound in 2009 is unlikely,
•	make changes to our controllable cost structure, as conditions dictate,
•	backlog consists of confirmed customer purchase orders for product to be shipped at a future date,
•	we continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs,

•
our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector,

•	our long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced,
•	our capital structure and liquidity reflect a reasonably sound financial position,
•	our primary cash needs will be for working capital and capital expenditures,
•
rely upon internally generated cash flows, cash on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations,

•	the amount of committed and planned capital expenditures for the Climate Control and Chemical Businesses, including the Pryor Facility, and how it will be funded,
•	the amount to be incurred relating Turnarounds during the remainder of 2009,
•	starting production at the Pryor Facility during the third quarter of 2009,
•	start-up losses associated with the Pryor Facility will continue to increase until we are in full production, which is expected to begin in the fourth quarter of 2009,
•	the ADEQ will meet with the EPA to discuss what additional information the EPA requires,
•	the ADEQ will extend the CAO after its discussions with the EPA and the schedule for obtaining the additional information,
•	not paying dividends on our common stock in the foreseeable future,
•	the new products of our Climate Control Business have good long-term prospects,
•	net sales will decrease as a result of the reduction in the Baytown Facility’s lease expense beginning in June 2009,
•	the products and amount of products to be produced from the Pryor Facility,
•	the agricultural products are the only significant seasonal products,
•	recognizing and paying federal income taxes at regular corporate tax rates for the remainder of 2009,
•	meeting all required covenant tests for all the remaining quarters of 2009 and the year ending in 2009, and
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

•	decline in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	modifications to or termination of the suspension agreement between the United States and Russia,
•	activating operations at the Pryor Facility,
•	inability to obtain necessary raw materials, and
•	other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our 10-K for year ended December 31, 2008, except for the following material developments to such proceedings that occurred during the first quarter of 2009:

Environmental Matters

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

The El Dorado Facility has demonstrated its ability to comply with the more restrictive ammonia and nitrate permit limits but has not been able to demonstrate compliance with the more restrictive dissolved minerals permit levels. The El Dorado Facility and the ADEQ agreed to a rule change to address this issue. Although the rule is a state rule, any revisions must also be approved by the EPA before it can become effective.  Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels.  The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating without incurring permit violations pending the modification of the permit to implement the revised rule.  In March 2009, the EPA notified the ADEQ that it had prepared a draft decision to disapprove the dissolved mineral rulemaking due to insufficient documentation.  It is anticipated that the ADEQ will meet with the EPA to discuss what additional information the EPA requires.  Since this additional work will delay the final EPA approval of the dissolved mineral rulemaking, an extension of the CAO will be required. The ADEQ has indicated that it anticipates that it will extend the CAO after its discussions with the EPA and the schedule for obtaining the additional information.

In addition, the EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.  In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act.  If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.  Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance.

MEI Drafts

Cromus, as the assignee of Masinexportimport Industrial Group, S.A. v. Summit Machine Tool Manufacturing Corp., Index No. 114890/07 (N.Y. Sup. Ct., N.Y. Co.).  In 2007, Cromus, alleged to be a Romanian company and assignee of another Romanian company, named Masinexportimport Industrial Group, S.A., commenced this action against us and our subsidiaries, Summit Machine Tool Manufacturing Corp. and Hercules Energy Manufacturing Corp., Jack Golsen and Mike Tepper (collectively, the “LSB Defendants”) and others.  The LSB Defendants moved to dismiss this lawsuit.  The court dismissed the complaint against the LSB Defendants.  The plaintiffs failed to perfect its appeal within the allowable time and any further activity with respect to this matter is remote.

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our Series 2 $3.25 convertible, exchangeable Class C preferred stock (“Series 2 Preferred”) or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that it would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group is able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

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

During November 2008, the Jayhawk Group filed suit against us and Golsen in a lawsuit styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc., et al., in the United States District Court for the District of Kansas at Kansas City. During March 2009, the Jayhawk Group amended its complaint alleging that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,
•	violation of 10(b) of the Exchange Act and Rule 10b-5,
•	violation of 17-12A501 of the Kansas Uniform Securities Act, and
•	breach of contract.

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages in the amount of approximately $4 million for accrued and unpaid dividends it purports are owned as a result of Jayhawk’s July 2007 conversion of its remaining Series 2 Preferred.  In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and us have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions.

Securities and Exchange Commission

We have previously disclosed that the SEC was conducting an inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. During May 2008, we made a written submission to the senior staff of the SEC, and we have had discussions with the senior staff after such submission. The staff has indicated that it is still their intention to recommend to the SEC to bring a civil injunction action against us and seek authority from the SEC to file such action. In addition, the SEC has also made assertions against our former principal accounting officer based on Section 13 of the 1934 Act, and the SEC staff has also stated its intention to recommend civil proceedings against him. The former principal accounting officer resigned as principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president in charge of lending compliance and cash management and will be involved in our banking relationships, acquisitions and corporate planning.

Pursuant to discussions with the staff of the SEC, we have executed an offer of settlement, which offer of settlement is subject to the approval by the SEC.  Under the offer of settlement, we would consent, without admitting or denying the SEC’s findings, to an order pursuant to Section 21(c) of the Securities Act of 1934.  Pursuant to the offer of settlement, we would agree to cease and desist from committing or causing any violations and any future violations of Sections 13(a), 13(b)(2)(A), and Section 13(b)(5) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1 and 13a-13 thereunder.  The offer of settlement would not result in any fines or other monetary penalties to us.  In addition, our former Principal Accounting Officer and Controller, who resigned from those positions on August 15, 2008, but continues to serve as our Senior Vice President and Treasurer, and has separate counsel, also executed an offer of settlement and stated in the offer of settlement that he would agree to cease and desist from committing and causing any violations and any future violations of Sections 13(b)(2)(A) and 13(b)(5) of the Exchange Act and Exchange Act Rule 13b2-1 and from causing any violations and future violations of Sections 13(a) and Rules 13a-1 and 13a-13.  Under our former Principal Accounting Officer’s offer of settlement, there would also be a finding of a violation by him of Section 4C(a)(3) of the Exchange Act and Rule 102(e)(1)(iii) of the Commission’s Rules of Practice, and he would further agree not to appear or practice before the SEC as an accountant, subject to submitting application for reinstatement two years after the date of the final order.  Under the terms of his offer of settlement, our former Principal Accounting Officer would not be required to pay any fines or other monetary penalties.  The offers of settlement, as executed by LSB and our former Principal Accounting Officer, are subject to approval by the SEC.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2008 for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2009, the Company and affiliated purchasers, as defined, purchased its 2007 Debentures as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
January 1, 2009 - January 31, 2009	-	$-	-

February 1, 2009 - February 28, 2009	-	$-	-

March 1, 2009 - March 31, 2009	5,700	$732.35	5,700
Total	5,700	$732.35	5,700	34,800

(A)  One unit represents a $1,000 principal amount of the debenture.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 11th day of May 2009.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer