Form 10-Q
period 2009-06-30
LSB INDUSTRIES INC
filed 2009-08-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (6-30-2009)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the Registrant's voting common stock, as of July 31, 2009 was 21,484,308 shares, excluding 3,867,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2009 is unaudited)

June 30, 2009	December 31, 2008
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$63,008	$46,204
Restricted cash	375	893
Accounts receivable, net	64,122	78,846
Inventories:
Finished goods	27,716	30,679
Work in process	2,589	2,954
Raw materials	21,376	27,177
Total inventories	51,681	60,810
Supplies, prepaid items and other:
Prepaid insurance	1,467	3,373
Precious metals	14,575	14,691
Supplies	4,800	4,301
Other	1,841	1,378
Total supplies, prepaid items and other	22,683	23,743
Deferred income taxes	7,777	11,417
Total current assets	209,646	221,913

Property, plant and equipment, net	108,780	104,292

Other assets:
Debt issuance costs, net	1,988	2,607
Investment in affiliate	3,766	3,628
Goodwill	1,724	1,724
Other, net	1,812	1,603
Total other assets	9,290	9,562
	$327,716	$335,767

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2009 is unaudited)

June 30, 2009	December 31, 2008
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,222	$43,014
Short-term financing	452	2,228
Accrued and other liabilities	26,393	39,236
Current portion of long-term debt	2,036	1,560
Total current liabilities	60,1039	86,038

Long-term debt	97,305	103,600

Noncurrent accrued and other liabilities	9,950	9,631

Deferred income taxes	8,528	6,454

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,348,770 shares issued (24,958,330 at December 31, 2008)	2,535	2,496
Capital in excess of par value	129,076	127,337
Accumulated other comprehensive loss	-	(120)
Retained earnings	39,671	19,804
	174,582	152,517
Less treasury stock at cost:
Common stock, 3,867,462 shares (3,848,518 at December 31, 2008)	22,752	22,473
Total stockholders' equity	151,830	130,044
	$327,716	$335,767

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2009 and 2008

Six Months	Three Months
2009	2008	2009	2008
(In Thousands, Except Per Share Amounts)
Net sales	$288,760	$358,507	$138,563	$198,052
Cost of sales	210,205	277,009	100,736	154,311
Gross profit	78,555	81,498	37,827	43,741

Selling, general and administrative expense	44,421	40,222	23,046	21,458
Provisions for losses on accounts receivable	28	292	(24)	202
Other expense	334	657	291	476
Other income	(190)	(8,329)	(28)	(7,719)
Operating income	33,962	48,656	14,542	29,324

Interest expense	2,939	3,720	1,028	1,266
Gains on extinguishment of debt	(1,743)	-	(421)	-
Non-operating other income, net	(34)	(862)	(11)	(345)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	32,800	45,798	13,946	28,403
Provisions for income taxes	12,800	17,429	5,451	10,709
Equity in earnings of affiliate	(488)	(462)	(248)	(230)
Income from continuing operations	20,488	28,831	8,743	17,924

Net loss from discontinued operations	15	17	13	17
Net income	20,473	28,814	8,730	17,907

Dividends, dividend requirements and stock dividend on preferred stocks	306	306	-	-
Net income applicable to common stock	$20,167	$28,508	$8,730	$17,907

Weighted-average common shares:
Basic	21,174	21,115	21,238	21,172

Diluted	23,587	24,908	23,674	24,827

Income per common share:
Basic	$.95	$1.35	$.41	$.85

Diluted	$.89	$1.21	$.38	$.75

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2009

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$(22,473)	$130,044

Net income						20,473		20,473
Amortization of cash flow hedge					120			120
Total comprehensive income								20,593
Dividends paid on preferred stock						(306)		(306)
Stock-based compensation				514				514
Exercise of stock options	389		39	740			(279)	500
Excess income tax benefit associated with stock-based compensation				481				481
Conversion of shares of redeemable preferred stock to common stock	2			4				4
Balance at June 30, 2009	25,349	$3,000	$2,535	$129,076	$-	$39,971	$(22,752)	$151,830

Note: For the six and three months ended June 30, 2009, total comprehensive income was $20,593,000 and $8,778,000, respectively. For the six and three months ended June 30, 2008, total comprehensive income was $28,903,000 and $17,951,000, respectively.

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing operating activities:
Net income	$20,473	$28,814
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	15	17
Deferred income taxes	5,538	4,185
Gain on extinguishment of debt	(1,743)	-
Gain on litigation judgment associated with property, plant and equipment	-	(3,943)
Losses on sales and disposals of property and equipment	220	82
Depreciation of property, plant and equipment	7,684	6,269
Amortization	451	554
Stock-based compensation	514	384
Provisions for losses on accounts receivable	28	292
Provision for (realization of) losses on inventory	(3,024)	184
Provision for losses on firm sales commitments	514	-
Provision for impairment of long-lived assets	-	192
Equity in earnings of affiliate	(488)	(462)
Distributions received from affiliate	350	280
Changes in fair value of commodities contracts	969	(861)
Changes in fair value of interest rate contracts	(649)	(709)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	15,790	(25,338)
Inventories	12,153	(12,085)
Other supplies and prepaid items	1,315	(1,764)
Accounts payable	(11,703)	11,129
Customer deposits	(2,121)	(1,395)
Deferred rent expense	(1,424)	(4,733)
Other current and noncurrent liabilities	(9,730)	1,932
Net cash provided by continuing operating activities	35,132	3,024

Cash flows from continuing investing activities:
Capital expenditures	(12,406)	(14,751)
Proceeds from litigation judgment associated with property, plant and equipment	-	5,948
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	-	(1,884)
Proceeds from sales of property and equipment	3	58
Proceeds from restricted cash	518	172
Other assets	(209)	(352)
Net cash used by continuing investing activities	(12,094)	(10,809)

 (Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$281,103	$288,793
Payments on revolving debt facilities	(281,103)	(288,793)
Proceeds from other long-term debt, net of fees	2,565	-
Acquisition of 5.5% convertible debentures	(7,134)	-
Payments on other long-term debt	(687)	(519)
Payments on short-term financing	(1,776)	(788)
Proceeds from exercise of stock options	500	673
Purchase of treasury stock	-	(3,421)
Excess income tax benefit associated with stock-based compensation	657	2,552
Dividends paid on preferred stock	(306)	(306)
Net cash used by continuing financing activities	(6,181)	(1,809)

Cash flows of discontinued operations:
Operating cash flows	(53)	(106)
Net increase (decrease) in cash and cash equivalents	16,804	(9,700)

Cash and cash equivalents at beginning of period	46,204	58,224
Cash and cash equivalents at end of period	$63,008	$48,524

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$6,459	$9,582

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$1,135	$-
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$4,164	$2,618
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$323	$-

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2009 and for the six and three-month periods ended June 30, 2009 and 2008 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Certain reclassifications have been made in our condensed consolidated financial statements for the six months ended June 30, 2008 to conform to our condensed consolidated financial statement presentation for the six months ended June 30, 2009, including the change in our classification of principal payments under capital lease obligations from “capital expenditures” that are included in net cash used by continuing investing activities to “payments on other long-term debt” that are included in net cash used by continuing financing activities.  This change in classification is consistent with the underlying principles of Statement of Financial Accounting Standards (“SFAS”) No. 95 – Statement of Cash Flows.  This change resulted in a decrease in net cash used by continuing investing activities and an increase in net cash used by financing activities of $235,000 for the six months ended June 30, 2008.

In connection with the preparation of our condensed consolidated financial statements and in accordance with the recently issued SFAS No. 165 - Subsequent Events (“SFAS 165”), we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 6, 2009, which is the date our condensed consolidated financial statements were issued.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP”) that amends SFAS No. 107 - Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 - Interim Financial Reporting. This FSP requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. The new disclosure requirements of this FSP became effective for the Company on April 1, 2009. The provisions of this FSP were applied prospectively. See Note 11 – Derivatives, Hedges and Financial Instruments.

In May 2009, the FASB issued SFAS 165 that establishes principles and requirements for reporting subsequent events.  The requirements of SFAS 165 became effective for the Company for the three months ended June 30, 2009.  The provisions of SFAS 165 were applied prospectively. See Note 1 – Basis of Presentation and Note 18 – Subsequent Events.

Note 3: Accounts Receivable

June 30, 2009	December 31, 2008
(In Thousands)
Trade receivables	$62,606	$78,092
Insurance claims	1,271	252
Other	910	1,231
	64,787	79,575
Allowance for doubtful accounts	(665)	(729)
	$64,122	$78,846

Note 4: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At June 30, 2009 and December 31, 2008, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $641,000 and $514,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $423,000 and $3,627,000, at June 30, 2009 and December 31, 2008, respectively, because cost exceeded the net realizable value.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 4: Inventories (continued)

Changes in our inventory reserves are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Balance at beginning of period	$4,141	$473	$1,109	$610
Provisions for (realization of) losses	(3,024)	184	8	15
Write-offs/disposals	(53)	(74)	(53)	(42)
Balance at end of period	$1,064	$583	$1,064	$583

The provision for (realization of) losses is included in cost of sales in the accompanying condensed consolidated statements of income.

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

Precious metals expense (recoveries), net, consists of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Precious metals expense	$3,279	$4,354	$1,552	$1,894
Recoveries of precious metals	(2,222)	(792)	(9)	(792)
Precious metals expense, net	$1,057	$3,562	$1,543	$1,102

Precious metals expense is included in cost of sales (recoveries of precious metals are reductions to cost of sales) in the accompanying condensed consolidated statements of income.

Note 6: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of June 30, 2009, the Partnership and general partner to the Partnership is indebted to a term lender (“Term Lender”) of the Project for approximately $2,849,000 with a term extending to December 2010. CHI has pledged its

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 6: Investment in Affiliate (continued)

limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FASB Interpretation (“FIN”) 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Changes in our product warranty obligation are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Balance at beginning of period	$2,820	$1,944	$2,864	$2,056
Add: Charged to costs and expenses	3,146	2,287	1,288	1,556
Deduct: Costs and expenses incurred	(2,928)	(1,953)	(1,114)	(1,334)
Balance at end of period	$3,038	$2,278	$3,038	$2,278

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8: Current and Noncurrent Accrued and Other Liabilities

June 30, 2009	December 31, 2008
(In Thousands)
Fair value of derivatives	$4,555	$8,347
Deferred revenue on extended warranty contracts	4,518	4,028
Accrued payroll and benefits	4,439	6,422
Accrued warranty costs	3,038	2,820
Accrued death benefits	3,017	2,687
Accrued insurance	2,707	2,971
Accrued income taxes	1,850	1,704
Accrued contractual manufacturing obligations	1,477	2,230
Accrued property and franchise taxes	1,343	693
Accrued commissions	1,291	2,433
Customer deposits	1,121	3,242
Billings in excess of costs and estimated earnings on uncompleted contracts	1,075	1,882
Accrued executive benefits	1,065	1,111
Accrued interest	822	2,003
Accrued precious metals costs	284	1,298
Deferred rent expense	-	1,424
Other	3,741	3,572
	36,343	48,867
Less noncurrent portion	9,950	9,631
Current portion of accrued and other liabilities	$26,393	$39,236

Note 9: Long-Term Debt

June 30,	December 31,
2009	2008
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	31,300	40,500
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.56%, most of which is secured by machinery, equipment and real estate	18,041	14,660
	99,341	105,160
Less current portion of long-term debt	2,036	1,560
Long-term debt due after one year	$97,305	$103,600

(A)  ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at June 30, 2009 was 3.75%. Interest is paid monthly, if applicable.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At June 30, 2009, amounts available for additional borrowing under the Working Capital Revolver Loan were $49.5 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $214 million at June 30, 2009.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2009. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

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

During the six and three months ended June 30, 2009, we acquired $9.2 million and $3.5 million, respectively, aggregate principal amount of the 2007 Debentures for approximately $7.1 million and $2.9 million, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of $1.7 million and $0.4 million, respectively, after writing off approximately $0.4 million and $0.2 million, respectively, of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of the acquisitions made during the fourth quarter of 2008 and the first two quarters of 2009, only $31.3 million of the 2007 Debentures remain outstanding at June 30, 2009.  In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 17-Related Party Transactions.

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

(C)  ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2009 was approximately 4.02%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (“El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (“Cherokee Facility”). The carrying value of the pledged assets is approximately $59 million at June 30, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $70 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2009.

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

1.  Discharge Water Matters

The El Dorado Facility located in El Dorado, Arkansas within our Chemical Business generates process wastewater, which includes storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks  are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

The El Dorado Facility has demonstrated its ability to comply with the more restrictive ammonia and nitrate permit limits but has not been able to demonstrate compliance with the more restrictive dissolved minerals permit levels. The El Dorado Facility and the ADEQ agreed to a rule change to address this issue. Although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels.  The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating without incurring permit violations pending the modification of the permit to implement the revised rule. In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. EDC has met with the ADEQ to discuss how the ADEQ plans to address the EPA’s concerns. The ADEQ has held discussions with the EPA to determine what additional information the EPA requires. As a result, EDC submitted to the ADEQ a proposed study plan for developing additional information for the EPA. The ADEQ concurred to the proposed plan. Since this additional work will delay the final EPA approval of the dissolved mineral rulemaking, an extension of the CAO will be required.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2009.

2.      Air Matters

In August 2008, an air permit modification was issued to EDC by the ADEQ, which sets new limits for ammonia emissions for the nitric acid units at the El Dorado Facility. EDC recently completed required compliance testing but the results are still pending. Based on a previous study, the nitric acid units can meet these new limits.

In addition, the EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.  In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

Act.  If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.  Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” Currently, we are unable to determine the amount or likelihood of penalties, if any, resulting from this request, and, if any of these facilities need to be retrofitted, what equipment needs to be installed and the related amount of capital expenditures. Therefore, no liability has been established at June 30, 2009.

3.      Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs incurred under the consent order subject to reallocation.

Based on additional modeling of the site, our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. Our subsidiary and Chevron submitted its final report on the groundwater monitoring and an addendum to the Mitigation Work Plan to the state of Kansas. The data from the monitoring program is being evaluated by the state of Kansas and the potential costs of additional monitoring or required remediation, if any, is unknown.

At June 30, 2009, the total estimated liability in connection with this remediation matter and Chevron’s share for these costs were minimal (less than $5,000) and are not discounted to their present value. It is reasonably possible that a change in estimate of our liability and receivable will occur in the near term.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”), in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has not yet been heard by the court. Climate Master has filed a motion for summary judgment as to the plaintiffs’ claims, and that motion is pending.  Climate Master has removed this action to federal court. Climate Master has also filed its answer denying the plaintiffs’ claims and asserting several affirmative defenses.  Climate Master’s insurers have been placed on notice of this matter. One of these insurers has denied coverage, one is out of business and has been liquidated and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. The policies associated with insurers that have not declined coverage in this matter and remain in business have a deductible of $250,000. Climate Master intends to vigorously defend itself in connection with this matter. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at June 30, 2009.

2.  Other

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages in the amount of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter in excess our insurance deductible of $250,000. No liability has been established for the Jayhawk claims as of June 30, 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Contingencies (continued)

Securities and Exchange Commission

We have previously disclosed that the SEC was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and do not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. In addition, the SEC also made assertions against our former principal accounting officer, Jimmie D. Jones, based on Section 13 of the 1934 Act, and the SEC staff delivered a Wells Notice to him and stated its intention to recommend civil proceedings against him. The former principal accounting officer resigned as principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president and treasurer in charge of lending compliance and cash management and involved in our banking relationships, acquisitions and corporate planning. On July 17, 2009, the SEC entered an order, pursuit to an agreement, resolving the SEC inquiry. See discussion concerning an order entered by the SEC in Note 18 – Subsequent Events.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which matured in March 2009. In April 2008, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. In September 2008, we acquired an interest rate swap at a cost basis of $354,000, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. Although no purchases requiring cash occurred during the six and three months ended June 30, 2009 and 2008, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through December 2009 at a weighted-average cost of $1.93 per pound. Also our Chemical Business had purchase commitments under natural gas contracts for approximately 1,069,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $6.88 per MMBtu.  In addition, our Chemical Business had contractual rights and obligations under natural gas collars for approximately 460,000 MMBtu of natural gas through September 2009 at a weighted-average floor price of $3.76 per MMBtu and a weighted-average cap price of $5.76 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2009, we had no commitments under these contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

Fair Value Measurements at June 30, 2009 Using

Description	Total Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2008
(In Thousands)
Assets – Supplies, prepaid items and other:

Foreign exchange contracts	$-	$-	$-	$-	$35

Liabilities – Current and noncurrent accrued and other liabilities:

Commodities contracts	$2,767	$224	$2,543	$-	$5,910
Interest rate contracts	1,788	-	1,788	-	2,437
Total	$4,555	$224	$4,331	$-	$8,347

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (not applicable for the six months ended June 30, 2008 and the three months ended June 30, 2009 and 2008):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized gains (losses) included in earnings and the income statement classifications are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales – Commodities contracts	$(1,148)	$4,488	$8	$1,291
Cost of sales – Foreign exchange contracts	(31)	(35)	(1)	(35)
Interest expense – Interest rate contracts	158	708	427	877
	$(1,021)	$5,161	$434	$2,133

Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$(969)	$861	$30	$808
Cost of sales – Foreign exchange contracts	-	(15)	-	(15)
Interest expense – Interest rate contracts	649	709	719	896
	$(320)	$1,555	$749	$1,689

In accordance with SFAS 107 - Disclosures about Fair Value of Financial Instruments (“SFAS 107”), as amended, the following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since the provisions of SFAS 107 do not apply to all assets, including intangibles.

Our long-term debt is the only financial instrument with fair values significantly different from their carrying amounts. At June 30, 2009 and December 31, 2008, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value.  At June 30, 2009 and December 31, 2008, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 9% and 10%, respectively, utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At June 30, 2009 and December 31, 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges and Financial Instruments (continued)

June 30, 2009	December 31, 2008
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$23,548	$50,000	$20,939	$50,000
Working Capital Revolver Loan	-	-	-	-
Other bank debt and financing	2,608	2,608	8	8

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	27,857	31,300	27,338	40,500
Other bank debt and equipment financing	15,793	15,433	14,949	14,652
	$69,806	$99,341	$63,234	$105,160

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

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the six months ended June 30, 2009,

•	we issued 389,000 shares of our common stock as the result of the exercise of stock options,
•	we acquired $9,200,000 aggregate principal amount of our 2007 Debentures; and
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

At June 30, 2009, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
Numerator:
Net income	$20,473	$28,814	$8,730	$17,907
Dividends on Series B Preferred	(240)	(240)	-	-
Dividends on Series D Preferred	(60)	(60)	-	-
Dividends on Noncumulative Preferred	(6)	(6)	-	-
Total dividends on preferred stock	(306)	(306)	-	-
Numerator for basic net income per common share - net income applicable to common stock	20,167	28,508	8,730	17,907
Dividends on preferred stock assumed to be converted, if dilutive	306	306	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	627	1,203	314	601
Numerator for diluted net income per common share	$21,100	$30,017	$9,044	$18,508

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,174,210	21,114,506	21,237,904	21,172,227
Effect of dilutive securities:
Convertible notes payable	1,143,320	2,188,000	1,143,320	2,188,000
Convertible preferred stock	938,006	940,016	937,825	939,966
Stock options	331,607	665,198	354,899	526,801
Dilutive potential common shares	2,412,933	3,793,214	2,436,044	3,654,767
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,587,143	24,907,720	23,673,948	24,826,994

Basic net income per common share	$.95	$1.35	$.41	$.85

Diluted net income per common share	$.89	$1.21	$.38	$.75

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
Stock options	766,646	425,000	412,363	425,000

Note 13:  Income Taxes Provisions for income taxes are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Current:
Federal	$6,490	$11,520	$1,682	$6,625
State	772	1,724	182	909
Total current provisions	$7,262	$13,244	$1,864	$7,534

Deferred:
Federal	$4,970	$3,539	$3,219	$2,709
State	568	646	368	466
Total deferred provisions	5,538	4,185	3,587	3,175
Provisions for income taxes	$12,800	$17,429	$5,451	$10,709

For the six and three months ended June 30, 2009 and 2008, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For the six and three months ended June 30, 2009 and 2008, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2008, we had state net operating loss (“NOL”) carryforwards totaling approximately $35,000,000, which begin expiring in 2009.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13:  Income Taxes (continued)

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus). We had approximately $712,000 and $898,000 accrued for uncertain tax liabilities at June 30, 2009 and December 31, 2008, respectively, which are included in current and noncurrent accrued and other liabilities.

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

Note 14: Other Expense, Other Income and Non-Operating Other Income, net

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$220	$82	$207	$82
Potential litigation settlements	75	367	75	192
Impairment of long-lived assets (1)	-	192	-	192
Other miscellaneous expense (2)	39	16	9	10
Total other expense	$334	$657	$291	$476

Other income:
Litigation judgment, settlements and potential settlements (3)	$50	$8,235	$-	$7,710
Other miscellaneous income (2)	140	94	28	9
Total other income	$190	$8,329	$28	$7,719

Non-operating other income, net:
Interest income	$78	$899	$33	$358
Miscellaneous income (2)	-	11	-	11
Miscellaneous expense (2)	(44)	(48)	(22)	(24)
Total non-operating other income, net	$34	$862	$11	$345

(1)	Based on an unsuccessful effort to sell certain corporate assets in an auction, we recognized an impairment of long-lived assets.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14: Other Expense, Other Income and Non-Operating Other Income, net (continued)

(3)
For the six and three months ended June 30, 2008, income from litigation judgment and settlements included approximately $7.6 million, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business. On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’ fees. These cash flows are included in cash flows from continuing investing activities. In addition during the six months ended June 30, 2008, a settlement was reached for $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations.

Note 15: Business Interruption and Property Insurance Claims  Our accounting policy for insurance claims is if an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined; however, the final repair option, detail design and total cost of repair are yet unknown. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. While the volume of production of finished product at the Cherokee Facility has been and will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. As of June 30, 2009, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we have not recognized a loss relating to property damage from this fire but we have recorded a property insurance claim receivable of $1,267,000 relating to this event at June 30, 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Net sales:
Climate Control	$139,030	$146,949	$66,982	$80,626
Chemical	144,371	204,788	69,893	113,458
Other	5,359	6,770	1,688	3,968
	$288,760	$358,507	$138,563	$198,052

Gross profit: (1)
Climate Control (2)	$47,426	$47,454	$24,998	$25,932
Chemical (3)	29,429	31,852	12,281	16,499
Other	1,700	2,192	548	1,310
	$78,555	$81,498	$37,827	$43,741

Operating income (loss): (4)
Climate Control (2)	$21,204	$21,182	$12,226	$11,855
Chemical (3) (5) (6)	18,835	32,627	6,197	20,502
General corporate expenses and other business operations, net (7)	(6,077)	(5,153)	(3,881)	(3,033)
	33,962	48,656	14,542	29,324

Interest expense	(2,939)	(3,720)	(1,028)	(1,266)
Gains on extinguishment of debt	1,743	-	421	-
Non-operating other income (expense), net:
Climate Control	-	1	-	-
Chemical	6	64	3	60
Corporate and other business operations	28	797	8	285
Provisions for income taxes	(12,800)	(17,429)	(5,451)	(10,709)
Equity in earnings of affiliate-Climate Control	488	462	248	230
Income from continuing operations	$20,488	$28,831	$8,743	$17,924

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
During the six and three months ended June 30, 2009, we recognized gains totaling $789,000 and $326,000, respectively, on our futures contracts for copper. During the six and three months ended June 30, 2008, we recognized gains on our copper futures contracts totaling $2,685,000 and $109,000, respectively. These gains contributed to an increase in gross profit and operating income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

(3)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $3,558,000 and $1,058,000 higher than our comparable product sales made at lower market prices available during the six and three months ended June 30, of 2009, respectively. In addition, during the six and three months ended June 30, 2009, we recognized recoveries of precious metals totaling $2,222,000 and $9,000, respectively, compared to $792,000 for each of the same periods in 2008. These transactions contributed to an increase in gross profit and operating income for each respective period. During the six and three months ended June 30, 2009, we recognized losses totaling $1,937,000 and $318,000, respectively, on our futures/forward contracts for natural gas and ammonia compared to gains totaling $1,803,000 and $1,182,000 for each of the same periods in 2008, respectively. These losses contributed to a decrease (gains contributed to an increase) in gross profit and operating income for each respective period.

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

(6)
During the six and three months ended June 30, 2009, we incurred expenses of $5,213,000 and $3,217,000, respectively, associated with the start up of our idle chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) that we are in the process of activating. For the six and three months ended June 30, 2008, we incurred expenses of $919,000 and $498,000, respectively, associated with maintaining the Pryor Facility.

(7)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Segment Information (continued)

Six Months Ended June 30,	Three Months Ended June 30,
2009	2008	2009	2008
(In Thousands)
Gross profit-Other	$1,700	$2,192	$548	$1,310
Selling, general and administrative:
Personnel	(4,326)	(4,070)	(2,601)	(2,478)
Professional fees	(1,818)	(1,987)	(834)	(806)
Office overhead	(345)	(377)	(157)	(201)
Maintenance and repairs	(174)	(85)	(152)	(61)
Property, franchise and other taxes	(160)	(216)	(77)	(90)
Advertising	(132)	(137)	(62)	(67)
All other	(733)	(677)	(370)	(410)
Total selling, general and administrative	(7,688)	(7,549)	(4,253)	(4,113)

Other income	133	704	23	169
Other expense	(222)	(500)	(199)	(399)
Total general corporate expenses and other business operations, net	$(6,077)	$(5,153)	$(3,881)	$(3,033)

Information about our total assets by industry segment is as follows:

June 30, 2009	December 31, 2008
(In Thousands)
Climate Control	$110,466	$117,260
Chemical	134,563	145,518
Corporate assets and other	82,687	72,989
Total assets	$327,716	$335,767

Note 17: Related Party Transactions

Golsen Group

In March 2008 and March 2009, we paid, in each respective period, the dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

During 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result, during the six months ended June 30, 2009, we paid interest of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was incurred during the first six months of 2009 and the remaining $137,500 was accrued at December 31, 2008.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Subsequent Events

Loan Agreement - On July 6, 2009, one of our non-ThermaClime subsidiaries borrowed $6.0 million from a lender pursuant to the terms of a business loan agreement between our subsidiary and the lender (“Loan Agreement”).  Under the terms of the Loan Agreement, the loan is payable in 60 monthly payments of principal and interest of approximately $115,000 each.  The rate of interest on the unpaid principal balance of the loan is 5.5% per year.  The loan matures on June 13, 2014.  If any event of default, as defined in the Loan Agreement, shall occur, the lender may, at its option, declare the unpaid balance of the loan due and payable.  The loan is secured by certain equipment owned by our subsidiary.  We have guaranteed the payment obligations of our subsidiary under the Loan Agreement.

SEC Inquiry - Concerning a SEC inquiry discussed in Note 10, we reached an agreement with the SEC, and on July 17, 2009, the SEC entered an order pursuant to the agreement, resolving the SEC inquiry.  Under the order, LSB has agreed not to violate Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1 and 13a-13 thereunder.  LSB consented to this order without, and the order provides that LSB is not, admitting or denying any wrongdoing.  The SEC’s order contains no finding of securities fraud or violation of any anti-fraud provision of the federal securities laws and related SEC rules.  Under the terms of the order, we are not required to pay any fines or monetary penalties in connection with this matter.

In addition, Mr. Jones also consented to the order, without admitting or denying any wrongdoing, to cease and desist from committing or causing any violations of Sections 13(b)(2)(A) and 13(b)(5) of the Exchange Act and Exchange Act Rule 13b2-1 and from causing any violations and future violations of Sections 13(a) and Rules 13a-1 and 13a-13.  The SEC’s order also contains a finding of a violation by Mr. Jones of Section 4C(a)(3) of the Exchange Act and Rule 102(e)(1)(iii) of the Commission’s Rules of Practice, and Mr. Jones has consented in the order not to appear or practice before the SEC as an accountant, subject to submitting application for reinstatement two years after the date of the final order.  Under the terms of the order, Mr. Jones is not required to pay any fines or other monetary penalties in connection with this matter.

Fire at <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />Bryan, Texas Chemical Distribution Center - On July 30, 2009, an agricultural distribution center located in Bryan, Texas (“Bryan Center”), owned and operated by our Chemical Business, was destroyed by fire, resulting in the cessation of operations at this center.  The fire was immediately reported to appropriate authorities. As a result of the fire, local authorities evacuated certain areas around Bryan and College Station, Texas. Our general liability and pollution insurance carrier, Chartis (an insurance unit of AIG), and property insurance carrier, FM Global, were immediately notified and are actively involved in the handling of this matter. Chartis is defending and indemnifying us and our Chemical Business in connection with claims arising from the fire under a reservation of rights. Reports provided to us indicated that approximately 40 individuals went to local hospital emergency rooms for treatment, with the exact number and the extent of health issues unknown. The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products, and was one of fifteen agricultural distribution centers operated by our Chemical Business. It is the current intention of our Chemical Business to rebuild the Bryan Center. We believe that we maintain adequate insurance, including general

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Subsequent Events (continued)

liability, property and pollution, to cover any currently foreseeable losses arising from the fire, subject to applicable deductibles totaling approximately $350,000, and do not believe that this incident will have a material adverse effect on us or our Chemical Business. However, we are currently unable to estimate the possible losses as the result of this fire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2009 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns a substantial portion of our following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.  For the first six months of 2009, approximately 48% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. Our products include industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions and various other products. For the first six months of 2009, approximately 50% of our consolidated net sales relates to the Chemical Business.

In August 2009, we plan to begin producing ammonia at our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”). This project is described in more detail below. Certain of our other subsidiaries outside of ThermaClime own facilities and operations within our above described core businesses including the Pryor Facility.

Economic Conditions

Based upon our perspective, the economy has shown very little improvement and continues to create significant uncertainty relative to the industrial, construction and agricultural markets that we serve. Through the first half of the year, we performed well, especially in light of the overall weakness in the economy. Both our Climate Control and Chemical Businesses turned in respectable numbers, despite the current business slowdown. However, due to reductions in the commercial and residential construction industries, as well as general industrial production in North America, we don’t believe these results are sustainable in the second half of the year. Since we serve several diverse markets, we consider market fundamentals for each market individually as we plan our production levels.

During the first six months of 2009, 79% of our Climate Control Business’ sales were to the commercial construction market, and the remaining 21% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market. Based on published industry forecasts predicting significant declines in both commercial and residential construction, we expect lower sales volumes for most of our Climate Control products for the remainder of 2009, as compared to 2008. Total new orders for the first half of 2009 were 25% below the same period in 2008 and we currently believe this trend will continue in the immediate future. Climate Control Business’ backlog at June 30, 2009 was $49.5 million compared to $68.5 million at December 31, 2008. This net decrease in year-to-date 2009 new orders includes an increase of approximately 4% in new orders for residential GHPs.

With the added pressure of competition in the markets we serve, plus recent increases in the cost of raw materials, we expect to see some erosion in our Climate Control Business’ results in the short-term. At the same time, we are continuing to increase our sales and marketing efforts for all of our Climate Control products. Over time, we believe that the recently enacted federal tax credits for GHPs should have a  positive impact on sales of those highly energy efficient and green products.
One bright spot is our GHPs which use a form of renewable energy and can reduce energy costs up to 60%. The recently enacted American Recovery and Reinvestment Act of 2009 (“ACT”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost. The new tax credits and other GHP incentives should stimulate demand for these products.

Our Chemical Business’ primary markets are industrial, mining and agricultural. Due to the current economic conditions and a decline in business activity in these markets, we believe that our sales and margins for the remainder of the year will be lower than the first half of the year.

Approximately 54% of our Chemical Business sales for the first half of 2009 consisted of:

•	nitric acid, sulfuric acid and anhydrous ammonia sold to industrial customers; and
•	industrial grade AN and nitrogen solutions sold to mining customers.

Most of these sales were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.

During the first six months of 2009, approximately 77% of our industrial and mining sales were to customers that have contractual obligations to purchase a minimum annual quantity, or their requirements, o r allow us to recover our costs plus a profit, irrespective of the volume of product produced. We expect that many of these mining and industrial customers will take less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors.

For the first half of 2009, approximately 47% of our Chemical Business sales were agricultural products, primarily nitrogen fertilizer sold in the agricultural markets including:

•	AN produced at our El Dorado Facility from purchased anhydrous ammonia,
•	UAN produced at our Cherokee Facility from natural gas, and
•	Other products sold through our agricultural distribution centers.

The agricultural product sales, unlike the majority of our industrial and mining sales, are sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for the first six months of 2009 compared to the same period in 2008 is:

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Agricultural	10.3%	(13.6	) %
Mining	(4.3)%	(36.5	) %
Industrial acids and other	(26.2)%	(40.9	) %
Total weighted-average change	(10.5)%	(29.5	) %

The disproportionate percentage change relating to tons compared to sales dollars for agricultural and mining products is due primarily to declines in prices for most commodities, as compared to the same period in 2008, resulting in lower selling prices per ton of product sold. The decline in sales dollars for industrial acids is primarily a result of the pass through of lower costs in the sales price pursuant to the supply agreement associated with the Baytown, Texas nitric acid manufacturing plant (the “Baytown Facility”) and the reduction in tons is due to a decline in customer demand as the result of the economic downturn. Until the economy begins to rebound, our volume of industrial products will probably remain at the current lower levels.

We produce ammonium nitrate and UAN fertilizers for the agricultural markets.  For the first half of 2009, demand for fertilizer grade ammonium nitrate was strong resulting in a 68% increase in tons sold. The majority of the increase in tons sold is due to lower demand during the first half of 2008. Conversely, the demand for UAN was relatively weak resulting in a 40% decrease in tons sold as compared to the same period in 2008.  We believe that the lower shipments of UAN were due to market conditions, including poor weather conditions, a reluctance to build inventory due to pricing concerns and possibly less nitrogen applied to corn during the spring.

We believe that global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand and that, for the long-term, the supply and demand fundamentals for nitrogen fertilizer are favorable.

Based on the current costs of our raw material feedstocks of natural gas and anhydrous ammonia and current selling prices, there is a positive margin.  However, the margins on UAN are significantly lower than in 2008 and it is difficult to predict the volume levels for the remainder of 2009. Looking forward, we expect that pricing and margins for UAN will be weak in the third and fourth quarters of 2009 compared to 2008 and that there will be a resurgence of demand in the spring of 2010, which should provide for improved margins. In addition, profitability is also contingent upon producing at certain volume levels.

Irrespective of our assumptions, the actual results for agricultural products will depend upon the global and domestic demand for nitrogen fertilizer in addition to traditional seasonal factors. We believe that economic indications are that a significant rebound in 2009 is unlikely. Therefore, we will continue to make changes to our controllable cost structure, as conditions dictate.
The lower tons shipped to the mining sector is a direct result of a decline in mining activity. However, the majority of our mining sales are sold pursuant to a contract that provides for annual minimum tons.

Proposed Legislation and Regulations

As discussed under “Item 1A – Risk Factors” of Part II of this report, from a long-term perspective, we have concerns about the legislation pending in Congress that would regulate green house gas emissions through a cap-and-trade system. While future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Second Quarter of 2009

Net sales for the second quarter of 2009 were $138.6 million compared to $198.1 million for the 2008 second quarter. The sales decrease of $59.5 million includes a decrease of $13.6 million in our Climate Control Business and a decrease of approximately $43.6 million in our Chemical Business. The Chemical Business’ decrease is primarily due to steep declines in our raw material costs resulting in lower selling prices.

For the second quarter of 2009, our operating income was $14.5 million compared to $29.3 million for the same period in 2008. The decrease in operating income of $14.8 million was primarily impacted by the $14.3million decrease relating to our Chemical Business as shown below:

Increase (Decrease)
(In Millions)
Litigation judgment in 2008	$(7.6)
Gross profit margins – UAN	(3.1)
Expenses – Pryor Facility	(2.7)
Losses – Natural gas contracts	(1.5)
Recoveries of precious metals	(0.8)
Other miscellaneous items	0.3
Gross profit margins – sales commitments from prior periods	1.1
Total effect on change in operating income	$(14.3)

Net income was $8.7million for the second quarter of 2009 compared to $17.9 million for the same period of 2008. The net decrease of $9.2 million includes, among other items, the Chemical Business related variances of $14.3 million discussed above less a provision for income taxes at the effective rate for the second quarter of approximately 38%.

During the second quarter of 2009, we acquired $3.5 million aggregate principal amount of our 2007 Debentures and recognized a gain on extinguishment of debt of $0.4 million, after expensing the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Climate Control Business

Our Climate Control Business has consistently generated annual profits and positive cash flows and continued to do so during the second quarter of 2009.

Orders received for all Climate Control products in the second quarter of 2009 were $54.7 million compared to $75.6 million in the second quarter of 2008. Our backlog was $56.8 million at March 31, 2009 and was $49.5 million at June 30, 2009. The backlog consists of confirmed customer purchase orders for product to be shipped at a future date. Beyond the third quarter, the potential sales level remains uncertain. For July 2009, our new orders received were approximately $15 million and our backlog was approximately $43 million at July 31, 2009.

Net sales for the second quarter of 2009 were $67.0 million compared to $80.6 million for the same period in 2008, a decrease of $13.6 million, or 17%. The decline in net sales was primarily due to the lower demand for hydronic fan coil products.

Climate Control’s gross profit in the second quarter of 2009 was $25.0 million, or 37% of net sales, compared to $25.9 million, or 32% of net sales, in the second quarter of 2008. The improvement in our gross profit percentage is primarily the result of product mix (higher geothermal and water source heat pump sales with better margins) and lower cost of raw materials. For the second quarter of 2009, Climate Control’s operating income before allocation of corporate overhead was $12.2 million compared to $11.9 million in the second quarter 2008.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial and residential construction sectors that we serve, including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Multi-Family
•	Lodging
•	Education
•	Healthcare
•	Offices
•	Manufacturing

Climate Control’s fastest growing product line is our ultra high efficiency GHPs. GHPs can be used in almost all types of commercial and residential buildings for new construction, renovation or replacements. The area of most rapid growth is in the single family residential market.  During the second quarter of 2009, sales of GHPs to this market represented 21% of our total Climate Control sales.

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

Chemical Business

Our Chemical Business currently operates three chemical production facilities: the El Dorado Facility, the Cherokee Facility and the Baytown Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline, and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we are taking all the necessary steps to start-up our idled Pryor Facility. Initially, we plan to produce anhydrous ammonia and UAN from natural gas.

For the second quarter of 2009, our Chemical Business reported net sales of $69.9 million compared to $113.5 million for the second quarter of 2008, a decrease of approximately $43.6 million, or 38%.

The actual tons sold during the second quarter of 2009 were down approximately 14% compared to the same period of 2008. The production level was lower at the Cherokee and Baytown Facilities and higher at the El Dorado Facility due to the increase in fertilizer grade AN sales volume. The decrease in sales dollars is primarily attributable to steep declines in selling prices for our products produced at our facilities accompanied by steep declines in our raw material feedstock costs and lower tons sold in our industrial and mining markets.

Our Chemical Business’ gross profit in the second quarter of 2009 was $12.3 million, or 18% of net sales, compared to $16.5 million, or 14% of net sales, in the second quarter of 2008. The improvement in gross profit percentage is primarily due to lower cost per ton of production at the El Dorado Facility as a result of reductions in plant spending and other plant efficiencies partly due to the increase in sales volume of fertilizer grade AN. Operating income before allocation of corporate overhead was approximately $6.2million for the second quarter of 2009 compared to $20.5 million for the same period in 2008, a decrease of $14.3million, or 70%, as detailed above under “Second Quarter of 2009.”

Our primary raw material feedstocks, anhydrous ammonia, natural gas and sulfur, are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During the second quarter of 2009, the average prices for those commodities compared to the same period last year were as follows:

Second Quarter
2009	2008
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$3.46	$10.89
Ammonia average price based upon low Tampa metric price per ton	$261	$552
Sulfur price based upon Tampa average quarterly price per long ton	$-	$450

The substantial decline in the cost of the commodities was accompanied by similar declines in selling prices of our products.  Due to the volatility of these commodity markets, we continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs.

In addition, our gross profit and operating income were impacted by lower sales volume and profit margins on our UAN fertilizer products in the 2009 second quarter, including losses on outstanding firm sales commitments of $0.5 million. Also during the second quarter of 2009, we recognized realized and unrealized losses totaling $0.3 million on our natural gas hedging contracts compared to gains totaling $1.2 million during the same period in 2008. During the second quarter of 2009, we performed minimal procedures to recover precious metals (previously expensed) which had accumulated over time within our manufacturing equipment resulting in a nominal gain compared to a gain of $0.8 million in the second quarter of 2008.  The above items were partially offset by sales resulting from customer orders with firm sales prices that we accepted during 2008 (prior to the substantial decline in fertilizer and other commodity prices) that were shipped during the second quarter of 2009.  Gross profit on these sales was approximately $1.1 million higher than our comparable product sales made at the market prices available during the second quarter of 2009.

With respect to operating income, there are a couple of factors that affect the comparability of the second quarter of 2009 to the same period in 2008.  The 2008 second quarter included income from a litigation judgment of $7.6 million.  The 2009 second quarter includes expenses related to the start-up of the Pryor Facility of $3.2 million compared to only $0.5 million in the 2008 second quarter.

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

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

June 30, 2009	December 31, 2008
(In Millions)
Cash and cash equivalents	$63.0	$46.2

Long-term debt:
2007 Debentures due 2012	$31.3	$40.5
Secured Term Loan due 2012	50.0	50.0
Other	18.0	14.7
Total long-term debt	$99.3	$105.2

Total stockholders’ equity	$151.8	$130.0

We believe our capital structure and liquidity reflect a reasonably sound financial position. At June 30, 2009, our cash and cash equivalents were $63.0 million and our $50 million Working Capital Revolver Loan with Wells Fargo Foothill was undrawn and available to fund operations, if needed, subject to the financial viability of the lender and subject to the amount of our eligible collateral and outstanding letters of credit. At June 30, 2009, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 0.7 to 1 as compared to 0.8 to 1 at December 31, 2008.

For the remainder of 2009, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Due to the uncertainty relative to the current recession, we continue to monitor the possible effects upon our internally generated cash flows if we experience significant declines in our sales volumes.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. As of June 30, 2009, we have acquired $28.7 million aggregate principal amount of these debentures including $9.2 million during the first half of 2009 as discussed below under “Authorization to Repurchase 2007 Debentures and Stock.” The repurchases of these debentures were funded by our working capital.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2009 was approximately 4.02%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30, 2009, we had approximately $49.5 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

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

Income Taxes

We utilized our remaining federal NOL carryforwards during 2008.  As a result, we are recognizing and paying federal income taxes at regular corporate tax rates, which we expect to continue during the remainder of 2009.

The utilization of the NOL carryforwards reduced our income tax liabilities in prior years.  The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2005-2007 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

Capital Expenditures

General

Cash used for capital expenditures during the first half of 2009 was $12.4 million, including $0.9 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $11.2 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities but including $4.0 million associated with the Pryor Facility.

As discussed below, our current commitment for the remainder of 2009 is approximately $9.4 million. Other capital expenditures for 2009 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to both our Chemical and Climate Control Businesses that would utilize a significant amount of our existing cash on hand, if not separately financed.

Current Commitments

As of the date of this report, we have committed capital expenditures of approximately $9.4 million for the remainder of 2009. The expenditures include $5.1 million for process and reliability improvements in our Chemical Business, including $4.0 million relating to the Pryor Facility (see discussion below regarding our expected costs to activate the Pryor Facility). In addition, our current commitments include $4.2 million primarily for facilities expansion and upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures, we have planned capital expenditures in our Climate Control Business of approximately $6.1 million and in our Chemical Business of approximately $9.9 million. These planned expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Climate Control’s expenditures will likely be financed and the Chemical Business’ expenditures will likely be funded from internal cash flows.

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial. Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” Currently, we are unable to determine the amount or likelihood of penalties, if any, resulting from this request, and, if any of these facilities need to be retrofitted, what equipment needs to be installed and the related amount of capital expenditures. No liability has been established at June 30, 2009.

Plant Turnaround Costs

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2009, we currently estimate that we will incur approximately $4.3 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Certain events relating to our Chemical Business

Pryor Facility – During the second quarter of 2009, we proceeded with preparations to activate a portion of our idle Pryor Facility and one of our subsidiaries entered into a contract with a third party under which the third party agreed to purchase and distribute substantially all of the UAN produced at the Pryor Facility. The product will be priced at market prices less a distribution fee and certain shipping costs.

We plan to start the anhydrous ammonia plant in August 2009. We expect to shortly start up the nitric acid plant, soon to be followed by the start of the urea plant. These products are the ingredients of the UAN fertilizer product we will produce. Shipments of UAN are scheduled to begin as product is available, probably in September 2009. When we are in full production, we plan to produce and sell approximately 325,000 tons of UAN and 35,000 tons of anhydrous ammonia annually.

Our estimate of the total remaining capital expenditures to activate the Pryor Facility, including $4.0 million of current commitments discussed above, is approximately $5.0 million to $6.0 million. As of June 30, 2009, the remaining start-up costs to be expensed are estimated to be approximately $4.0 million.

We have funded this project from our available cash on hand and working capital.

Bayer Agreement - During the second half of 2008, subsidiaries within our Chemical Business entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”), by which one of our subsidiaries would operate the Baytown Facility. As of June 24, 2009, the Bayer Agreement replaced the current Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997 (the “Original Bayer Agreement”). The Bayer Agreement is for a term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer will purchase from our subsidiary all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas at a price covering our subsidiary’s costs plus a profit, with certain performance obligations on our subsidiary’s part. Bayer will also supply ammonia as required for production of nitric acid at the Baytown Facility, in addition to certain utilities, chemical additives and services that are required for such production.

Pursuant to the terms of the Original Bayer Agreement, Bayer provided notice of exercise of its option to purchase from a third party all of the nitric acid production assets comprising the Baytown Facility (the “Baytown Assets”), except certain assets that are owned by our subsidiary (the “EDN Assets”) for use in the production process. Our subsidiary will continue to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement.

Pursuant to the terms of the Bayer Agreement, net sales will decrease as a result of the elimination of the Baytown Facility’s lease expense that was a pass-through cost component in our sales price under the Original Bayer Agreement. This elimination was the result of Bayer purchasing the Baytown Assets from a third party. For 2008, we had sales to Bayer of approximately 19% and 11% of the Chemical Business’ and our consolidated net sales, respectively.  For the first half of 2009, we had sales to Bayer of approximately 14% and 7% of the Chemical Business’ and our consolidated net sales, respectively.

If there is a change in control of our subsidiary operating the Baytown Facility, Bayer will have the right to terminate the Bayer Agreement upon payment to our subsidiary of a termination fee for approximately $6.3 million plus 1.1 times the current net book value of the EDN Assets.

Potential Increase of Imported UAN – A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production is expected to begin in the Caribbean during 2010, and we believe this additional UAN production will be marketed in the United States. Generally, foreign production of UAN products is produced at lower cost of production than UAN products produced in the United States. During 2008 and the first six months of 2009, revenues from the sale of UAN products by our Chemical Business was approximately $48.0 million and $13.0 million, respectively. This additional production of UAN products beginning in 2010 could have an adverse impact on our revenues from the sale of UAN and fertilizer products and the profits resulting therefrom.

Fire at Cherokee Facility – As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire.  The fire was immediately extinguished and there were no injuries.  The extent of the damage to the nitric acid plant has been determined; however, the final repair option, detail design and total cost of repair are yet unknown.  The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility.  While the volume of production of finished product at the Cherokee Facility has been and will be impacted, the Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for business interruption coverage after a 30-day waiting period for lost profits and extra expense coverage and for replacement cost coverage relating to property damage with a $1.0 million property loss deductible. As of June 30, 2009, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we have not recognized a loss relating to property damage from this fire but we have recorded a property insurance claim receivable of approximately $1.3 million relating to this event at June 30, 2009.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase the 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $9.2 million aggregate principal face amount of these debentures, including $3.5 million during the second quarter of 2009, at negotiated prices ranging from 72.25% to 88.5% of the face value of the 2007 Debentures. We spent approximately $2.9 million of our working capital to purchase the $3.5 million face amount portion of 2007 Debentures during the second quarter of 2009.  As a result, only $31.3 million remains outstanding at June 30, 2009.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. During the second quarter of 2009, the only shares of our common stock we acquired related to shares received for payment of the exercise price of certain stock options exercised during this period.

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

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures of which only $31.3 million remains outstanding at June 30 2009, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30 2009, there were no outstanding borrowings.  In addition, the net credit available for additional borrowings under our Working Capital Revolver Loan was approximately $49.5 million at June 30, 2009, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended June 2009.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender.  Proceeds from the Secured Term Loan were used to repay the previous senior secured loan.  The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2009 was approximately 4.02%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $59 million at June 30, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $70 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2009. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

Golsen Group

The Golsen Group has acquired from an unrelated third party $5,000,000 of the 2007 Debentures. During the first six months of 2009, we paid interest of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was incurred during the first half of 2009 and the remaining $137,500 was accrued at December 31, 2008.

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

Results of Operations

Six months ended June 30, 2009 compared to Six months ended June 30, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$95,069	$82,469	$12,600	15.3%
Hydronic fan coils	26,157	44,226	(18,069)	(40.9	) %
Other HVAC products	17,804	20,254	(2,450)	(12.1	) %
Total Climate Control	$139,030	$146,949	$(7,919)	(5.4	) %

Gross profit – Climate Control	$47,426	$47,454	$(28)	(0.1	) %

Gross profit percentage – Climate Control (1)	34.1%	32.3%	1.8%

Operating income – Climate Control	$21,204	$21,182	$22	0.1%

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 20% increase in our average selling price per unit, although unit sales decreased by 6%.  Approximately 25% of the average selling price increase was due to increasing list prices with the balance due to a change in product mix as more residential GHP products, having higher selling prices, and accessories were sold. During the first half of 2009, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased primarily due to a 43% decrease in the number of units sold partially offset by favorable pricing and product mix to yield a 41% overall reduction in sales. During the first half of 2009, we have a market share leadership position of approximately 30%, based on data supplied by the AHRI;

•
Net sales of our other HVAC products decreased primarily as the result of decrease in sales of large custom air handlers partially offset by an increase in engineering and construction services completed on construction contracts.

Gross Profit – Climate Control

The minimal decrease in gross profit was primarily the result of lower sales volume and $1.9 million lower copper hedge gains in 2009 as compared to 2008; partially offset by better product mix, primarily higher geothermal and water source heat pump products, and general improvement in the cost of our raw materials.  As a result, our gross profit percentage improved 1.8% compared to the same period in 2008. Recent cost increases in market prices of raw materials, especially copper and aluminum, are expected to impact gross margins negatively going forward.

Operating Income – Climate Control

Operating income increased slightly primarily as a result of lower operating expenses.  Significant changes include lower freight and commissions expenses due primarily to reduced sales volume ($1.2 million and $0.7 million, respectively) and other miscellaneous items ($0.6 million) partially offset by higher warranty costs ($0.9 million) primarily due to the increase in sales of our heat pump products and unusual costs incurred associated with specific fan coil products, an increase in personnel costs ($0.9 million) primarily as the result of personnel changes, wage increases and healthcare related expenses and an increase in advertising expenses ($0.7 million) as a result of a marketing program launched by one of our subsidiaries.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$67,171	$77,743	$(10,572)	(13.6	) %
Industrial acids and other chemical products	46,697	79,004	(32,307)	(40.9	) %
Mining products	30,503	48,041	(17,538)	(36.5	) %
Total Chemical	$144,371	$204,788	$(60,417)	(29.5	) %

Gross profit – Chemical	$29,429	$31,852	$(2,423)	(7.6	) %

Gross profit percentage – Chemical (1)	20.4%	15.6%	4.8%

Operating income – Chemical	$18,835	$32,627	$(13,792)	(42.3	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For the first half of 2009, overall sales prices for the Chemical Business decreased 24% and the volume of tons sold decreased 10%, compared with the same period in 2008.

•
Sales prices at the El Dorado Facility decreased 26% related, in part, to the lower cost of raw material, anhydrous ammonia, part of which is passed through to our customers pursuant to contacts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Additionally, pricing for agricultural nitrogen-based products has decreased due to lower demand that resulted, in part, because of unfavorable weather conditions in certain parts of the United States coupled with falling commodity markets. However, volume at the El Dorado Facility increased 21% or 62,000 tons compared to the same period in 2008 primarily attributable to agricultural AN.

•
Sales prices and volumes at the Cherokee Facility decreased 32% and 17%, respectively, primarily related to the lower market-driven demand for UAN in the first half of 2009. Many distributors are working off higher priced inventories and have been unwilling to fill available storage due to falling prices. In addition, this situation has been compounded by unfavorable weather conditions in Cherokee’s primary market resulting in lower application.  Sales prices also decreased with the pass through of our lower natural gas costs in the first half of 2009 compared to 2008, under pricing arrangements with certain of our industrial customers.

•
Sales prices decreased approximately 22% at the Baytown Facility due to lower ammonia costs which is a pass through to the customer. Overall volumes decreased 40% as the result of a decline in customer demand primarily due to the economic downturn. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to the provisions of the supply agreement.

Gross Profit - Chemical

As discussed above under “Overview – Chemical Business,” the $2.4 million decrease in gross profit of our Chemical Business is primarily attributable to lower sales volume and lower profit margins on UAN fertilizer due to market conditions. We also recognized $1.9 million of losses (both realized and unrealized) on natural gas and ammonia hedging contracts compared to gains of $1.8 million in 2008. Partially offsetting these losses were recoveries of precious metals totaling $2.2 million compared to $0.8 million during the same period in 2008 and approximately $3.6 million margins on sales in excess of current market prices due to firm sales commitments made in 2008 when prices were higher, and improved operating efficiencies at the El Dorado Facility. Overall gross profit as a percentage of sales improved for the first half of 2009 compared to the same period in 2008.

Operating Income - Chemical

The decrease of our Chemical Business’ operating income includes the decrease in gross profit of $2.4 million as discussed above. Operating income for the six months of 2009 also includes expenses associated with the Pryor Facility of $5.2 million compared to $0.9 million for the same period in 2008 as discussed above under “Liquidity and Capital Resources - Pryor Facility.” During the first half of 2008, we recognized other operating income of $7.6 million from the litigation judgment discussed above under “Overview - Chemical Business.” Excluding the litigation judgment and Pryor Facility expenses, our overall operating percentage improved for the first half of 2009 compared to the same period in 2008.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the six months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$5,359	$6,770	$(1,411)	(20.8)%

Gross profit – Other	$1,700	$2,192	$(492)	(22.4	) %

Gross profit percentage – Other (1)	31.7%	32.4%	(0.7)%

General corporate expense and other business operations, net	$(6,077)	$(5,153)	$(924)	17.9%

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to lower demand for new industrial machinery as a result of the present global economic conditions and downturn in capital equipment spending.

Gross Profit - Other

The decrease in gross profit classified as “Other” is due primarily to the decrease in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $0.9 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $2.9 million for the first half of 2009 compared to $3.7 million for the same period in 2008, a decrease of approximately $0.8 million. This net decrease primarily relates to acquisition of the 2007 Debentures and decrease in the LIBOR rate associated with the Secured Term Loan partially offset by a decrease in gains associated with our interest rate contracts.

Gain on Extinguishment of Debt

During the first six months of 2009, we acquired $9.2 million aggregate principal amount of the 2007 Debentures for approximately $7.1 million and recognized a gain on extinguishment of debt of $1.7 million, after expensing approximately $0.4 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Non-Operating Other Income, Net

Our non-operating other income, net was $34,000 for the first half of 2009 compared to $862,000 for the same period in 2008. The decrease of $828,000 relates primarily to higher returns received in 2008 from investments in money market funds.

Provision For Income Taxes

The provision for income taxes for the first half of 2009 was $12.8 million compared to $17.4 million for the first half of 2008. The resulting effective tax rate for the first half of 2009 was 38.5% compared to 37.8% for the same period in 2008.

Three months ended June 30, 2009 compared to Three months ended June 30, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$44,587	$45,695	$(1,108)	(2.4	) %
Hydronic fan coils	12,591	23,652	(11,061)	(46.8	) %
Other HVAC products	9,804	11,279	(1,475)	(13.1	) %
Total Climate Control	$66,982	$80,626	$(13,644)	(16.9	) %

Gross profit – Climate Control	$24,998	$25,932	$(934)	(3.6	) %

Gross profit percentage – Climate Control (1)	37.3%	32.2%	5.1%

Operating income – Climate Control	$12,226	$11,855	$371	3.1%

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased slightly primarily as a result of a 23% reduction in unit shipments of commercial and export products offset by a 24% increase in unit shipments of residential products.  Although our commercial and export products have a higher total unit volume compared to our residential products, our residential products have higher unit prices.  Overall, our unit sales declined by 18%.  However, our average list prices increased by 4%.

•	Net sales of our hydronic fan coils decreased primarily due to a 46% decrease in the number of units sold and a slight reduction in the average unit selling price due to product mix.
•
Net sales of our other HVAC products decreased primarily as the result of decrease in sales of large custom air handlers and engineering and construction services, partially offset by an increase in sales of modular chillers.

Gross Profit – Climate Control

The decrease in gross profit in our Climate Control Business was the result of the lower sales of our hydronic fan coils and other HVAC products as discussed above partially offset by improved gross profit percentage. The gross profit percentage for the second quarter of 2009 was higher compared to the same period in 2008 primarily due to product mix (higher content of geothermal and water source heat pump sales with better margins) and lower cost of raw materials. Recent cost increases in market prices of raw materials, especially copper and aluminum, are expected to negatively impact gross margins going forward.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Operating Income – Climate Control

Operating income increased primarily due to lower operating expenses partially offset by the aforementioned reduction in gross profit. Significant changes include lower freight and commissions expenses due primarily to reduced sales volume ($0.8 million and $0.6 million, respectively) and other miscellaneous items ($0.6 million) partially offset by an increase in personnel costs ($0.7 million) primarily as the result of personnel changes, wage increases, and healthcare related expenses.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$34,333	$43,176	$(8,843)	(20.5	) %
Industrial acids and other chemical products	21,466	42,122	(20,656)	(49.0	) %
Mining products	14,094	28,160	(14,066)	(50.0	) %
Total Chemical	$69,893	$113,458	$(43,565)	(38.4	) %

Gross profit – Chemical	$12,281	$16,499	$(4,218)	(25.6	) %

Gross profit percentage – Chemical (1)	17.6%	14.5%	3.1%

Operating income – Chemical	$6,197	$20,502	$(14,305)	(69.8)%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For the second quarter of 2009, overall sales prices for the Chemical Business decreased 30% and the volume of tons sold decreased 14%, compared with the same period in 2008.
•	Sales prices at the El Dorado Facility decreased 27% related, in part, to the lower cost of raw materials, anhydrous ammonia and sulfur, part of which is passed through to our customers pursuant to contacts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Additionally, pricing for agricultural nitrogen based products has decreased due to lower demand that resulted, in part, because of unfavorable weather conditions in certain parts of the United States coupled with fallingcommodity markets. However, volume at the El Dorado Facility increased 5% or 9,000 tons. The increase in tons sold was primarily attributable to (i) 28,000 more tons of agricultural AN primarily due to more favorable weather conditions in El Dorado’s market area compared to the same period in 2008, partially offset by (ii) 22,000 fewer tons of industrial grade AN, utilized in the mining industry, all of which is sold under a multi-year supply agreement contract. During the second quarter of 2009, the customer ordered and we shipped less than the contractual minimum volumes.  Pursuant to the terms of the contract, EDC invoiced the customer for certain unrecovered fixed costs on the minimum volume not taken during the second quarter of 2009.

•
Sales prices and volumes at the Cherokee Facility decreased 45% and 21%, respectively, primarily related to the market-driven low demand for UAN in the second quarter of 2009. Many distributors are working off higher priced inventories and have been unwilling to fill available storage due to falling prices. In addition, this situation has been compounded by unfavorable weather conditions in Cherokee’s primary market which we believe resulted in lower applications of UAN. Sales prices also decreased with the pass through of our lower natural gas costs in the second quarter of 2009 compared to 2008, under pricing arrangements with certain of our industrial and mining customers.

•
Sales prices decreased approximately 28% at the Baytown Facility due to lower ammonia costs which is a pass through to the customer. Overall volumes decreased 34% as the result of a decline in customer demand primarily due to the economic downturn. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to the cost pass through provisions of the supply agreement.

Gross Profit - Chemical

As discussed above under “Overview-Chemical Business,” the $4.2 million decrease in gross profit of our Chemical Business is primarily attributable to lower sales volume and profit margins on UAN fertilizer partly offset by approximately $1.1 million margins on sales in excess of current market prices due to firm sales commitments made in 2008 when prices were higher, and improved operating efficiencies at the El Dorado Facility. In addition, we also recognized losses (realized and unrealized) of $0.3 million on natural gas hedging contracts in the second quarter of 2009 compared to a gain of $1.2 million in the second quarter of 2008 and we also recognized gains on recoveries of precious metals in the second quarter of 2008 of $0.8 million. Overall gross profit as a percentage of sales improved in the second quarter of 2009 compared to the same period in 2008.

Operating Income - Chemical

The decrease of our Chemical Business’ operating income includes the decrease in gross profit of $4.2million as discussed above. Operating income for the second quarter of 2009 also includes expenses associated with the Pryor Facility of $3.2 million compared to $0.5 million in 2008. We are currently in the process of starting the anhydrous ammonia plant. Barring unforeseen delays, we expect full production to begin in the next several weeks. We expect to incur approximately $4.0 million of start-up expenses and losses during the third quarter of 2009 as discussed above under “Liquidity and Capital Resources - Pryor Facility.” During the second quarter of 2008, we recognized other operating income of $7.6 million from the litigation judgment discussed above under “Overview-Chemical Business.” Excluding these two items, our overall operating income percentage improved for the second quarter of 2009 as compared to the same period in 2008.

Other
The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the three months ended June 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$1,688	$3,968	$(2,280)	(57.5	) %

Gross profit – Other	$548	$1,310	$(762)	(58.2	) %

Gross profit percentage – Other (1)	32.5%	33.0%	(0.5)%

General corporate expense and other business operations, net	$(3,881)	$(3,033)	$(848)	28.0%

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to lower demand for new industrial machinery as a result of the present global economic conditions and downturn in capital equipment spending.

Gross Profit - Other

The decrease in gross profit classified as “Other” is due primarily to the decrease in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $0.8 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $1.0 million for the second quarter of 2009 compared to $1.3 million for the same period in 2008, a decrease of approximately $0.3 million. This net decrease primarily relates to acquisition of the 2007 Debentures and decrease in the LIBOR rate associated with the Secured Term Loan partially offset by a decrease in gains associated with our interest rate contracts.

Gain on Extinguishment of Debt
During the second quarter of 2009, we acquired $3.5 million aggregate principal amount of the 2007 Debentures for approximately $2.9 million and recognized a gain on extinguishment of debt of $0.4 million, after expensing approximately $0.2 million of the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Non-Operating Other Income, Net

Our non-operating other income, net was $11,000 for the second quarter of 2009 compared to $345,000 for the same period in 2008. The decrease of $334,000 relates primarily to higher returns received in 2008 from investments in money market funds.

Provision For Income Taxes

The provision for income taxes for the second quarter of 2009 was $5.5million compared to $10.7 million for the second quarter of 2008. The resulting effective tax rate for the second quarter of 2009 was 38.4% compared to 37.4% for the same period in 2008.

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

For the first half of 2009, net cash provided by continuing operating activities was $35.1 million, including net income plus depreciation and amortization, deferred income taxes, gain on extinguishment of debt, realization of losses on inventory and other adjustments and cash provided by the following significant changes in assets and liabilities.

Accounts receivable decreased $15.8 million including:

•	a decrease of $8.6 million in the Chemical Business primarily as the result of lower sales prices and tons sold from our Cherokee and Baytown Facilities,
•	a net decrease of $5.7 million in the Climate Control Business due, in part, to the decrease in sales relating to our hydronic fan coil and an improvement in the timing of collections, and
•	a decrease of $1.3 million in the industrial machinery business due primarily to a decrease in sales of large machinery.

Inventories decreased $12.2 million including:

•	a decrease of $10.8 million in the Chemical Business primarily relating to the increase in sales volume of AN at the El Dorado Facility and the decrease in costs of our raw material feedstocks and

•
a decrease of $1.4 million in the Climate Control Business due primarily to the decrease in certain raw material purchases associated with our fan coil products and a decrease in certain raw material costs.

Other supplies and prepaid items decreased $1.3million primarily relating to prepaid insurance as the result of recognizing the related insurance expense for the first half of 2009.

Accounts payable decreased $11.7 million including:

•	a decrease of $6.4 million in the Chemical Business due, in part, to the decrease in costs of our raw material feedstocks and
•	a decrease of $4.7 million in the Climate Control Business primarily as the result of a reduction in raw material purchases and a decrease in certain raw material costs.

Customer deposits decreased $2.1 million primarily as the result of the shipment of products associated with these deposits that included:

•	a decrease of $1.1 million in the Chemical Business,
•	a decrease of $0.5 million in the Climate Control Business, and
•	a decrease of $0.5 million in our industrial machinery business.

Deferred rent expense decreased $1.4 million as the result of the scheduled lease payments during the first half of 2009 exceeding the rent expense recognized on a straight-line basis.

The decrease in other current and noncurrent liabilities of $9.7million includes:

•	a decrease in the fair value of commodities contracts of $4.1 million associated with contracts settled during the first half of 2009,
•	a decrease in accrued payroll and benefits of $2.0 million due primarily to the timing of our payroll-related payments,
•
decrease in accrued interest of $1.2 million relating primarily to the semi-annual interest payment on the 2007 Debentures and the acquisition of a portion of the 2007 Debentures during the first half of 2009,

•	a decrease in accrued commissions of $1.1 million due primarily to lower sales volume in related distribution channels,
•	a decrease in accrued precious metals cost of $1.0 million primarily due to the timing of payments for and the replacement of precious metals used at the Baytown Facility, and
•
a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $0.8 million primarily due to costs incurred during the first half of 2009 associated with these construction contracts.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first half of 2009 consisted primarily of $12.4 million for capital expenditures of which $0.9 million and $11.2 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $6.2 million that primarily consisted of $7.1 million used for the acquisition of $9.2 million aggregate principal amount of the 2007 Debentures and payments on short-term financing of $1.8 million partially offset by net proceeds from other long-term debt of $2.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At June 30, 2009, our investment was $3.8 million. For the first half of 2009, distributions received from this Partnership were approximately $0.4 million and our equity in earnings was approximately $0.5 million. As of June 30, 2009, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $2.8 million with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to adoption of FIN 45. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our Form 10-K for the year ended December 31, 2008 and in our Form 10-Q for the quarterly period ended March 31, 2009, we had certain contractual obligations at each respective date, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,

•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended June 30, 2009:

•
as the result of Bayer exercising its option to purchase from the third party all of the assets comprising the Baytown Facility, except certain assets owned by EDN, the operating lease relating to the Baytown Facility terminated in June 2009,

•	our contractual obligations relating to futures/forward contracts were $10.5 million as of June 30, 2009 and
•	our committed capital expenditures were approximately $9.4 million for the remainder of 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2009, we had $514,000 of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through December 2009 at a weighted-average cost of $1.93 per pound ($1.4 million) and a weighted-average market value of $2.28 per pound ($1.7 million).  Also our Chemical Business had purchase commitments under natural gas contracts for approximately 1,069,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $6.88 per MMBtu ($7.4 million) and a weighted-average market value of $4.14 per MMBtu ($4.4 million).  In addition, our Chemical Business had contractual rights and obligations under natural gas collars for approximately 460,000 MMBtu of natural gas through September 2009 at a weighted-average floor price of $3.76 per MMBtu ($1.7 million) and a weighted-average cap price of $5.76 per MMBtu ($2.7 million). At June 30, 2009, the weighted-average market value of these natural gas collar contracts (unrealized loss) was $0.23 per MMBtu ($0.1 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we entered into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates through April 2009.  At June 30, 2009, we had no commitments under these contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2009, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis in accordance with SFAS 133. At June 30, 2009, the fair value of these contracts (unrealized loss) was $1.8 million.

As of June 30, 2009 and December 31, 2008, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $29.5 million and $41.9 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During July 2009, we outsourced our internal audit functions to an independent third party experienced in internal auditing.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•
however, due to reductions in the commercial and residential construction industries, as well as general industrial production in North America, we don’t believe these results are sustainable in the second half of the year,

•
with the added pressure of competition in the markets we serve, plus recent increases in the cost of raw materials, we expect to see some erosion in our Climate Control Business’ results in the short-term,

•	we are continuing to increase our sales and marketing efforts for all of our Climate Control products,
•	over time, we believe that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products,
•
due to the current economic conditions and a decline in business activity in these markets, we believe that our sales and margins for the remainder of the year will be lower than the first half of the year,

•	recent cost increases in market prices of raw materials, especially copper and aluminum, are expected to impact gross margins negatively going forward,
•
producing ammonia at the Pryor Facility in August 2009 and shortly start up the nitric acid plant, soon to be followed by the start of the urea plant and shipments of UAN are scheduled to begin as product is available, probably in September 2009,

•	the economy continues to create significant uncertainty relative to the industrial, construction and agricultural markets that we serve,
•	continue to adjust our controllable costs when and as market conditions dictate,
•	lower sales volumes for most of our Climate Control products for the remainder of 2009, as compared to 2008,
•	the longer term outlook after 2009 will depend upon the recovery of the credit and capital markets and the general economy,
•	the new tax credits and other GHP incentives should stimulate demand for these products,
•	many of these mining and industrial customers will take less product in 2009 than in 2008 due to the downturn in housing, automotive and other sectors,
•	until the economy begins to rebound, our volume of industrial products will probably remain at the current lower levels,
•
global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand and that, for the long-term, the supply and demand fundamentals for nitrogen fertilizer are favorable,

•
pricing and margins for UAN will be weak in the third and fourth quarters of 2009 compared to 2008 and that there will be a resurgence of demand in the spring of 2010, which should provide for improved margins,

•	profitability in our Chemical Business is also contingent upon producing at certain volume levels,
•	the actual results for agricultural products will depend upon the global and domestic demand for nitrogen fertilizer in addition to traditional seasonal factors,
•	economic indications are that a significant rebound in 2009 is unlikely,
•	we will continue to make changes to our controllable cost structure, as conditions dictate,
•	our Climate Control Business will continue to launch new products and product upgrades in an effort to maintain our current market position and to establish presence in new markets,
•	potential sales level for our Climate Control Business remains uncertain,
•	certain product lines of our Climate Control Business have good long-term prospects,
•	we continue to focus our sales efforts on sales agreements and/or pricing formulas that provide for the pass through of raw material and other variable costs and certain fixed costs,
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

•	continue to monitor the possible effects upon our internally generated cash flows if we experience significant declines in our sales volumes,
•	ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012,
•	cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2009, subject to the financial viability of the lender,
•	continue recognizing and paying federal income taxes at regular corporate tax rates during the remainder of 2009,
•
we are unable to determine the amount or likelihood of penalties, if any, resulting from this request, and, if any of these facilities need to be retrofitted, what equipment needs to be installed and the related amount of capital expenditures,

•
while future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results,

•	net sales will decrease as a result of the elimination of the Baytown Facility’s lease expense that was a pass-through cost component in our sales price,
•
we believe that we have adequate insurance in connection with the fire at the Bryan, Texas distribution center and that the foreseeable losses from the fire should not have a material adverse effect on us or our Chemical Business,

•	backlog consists of confirmed customer purchase orders for product to be shipped at a future date,
•	the amount of committed and planned capital expenditures for the Climate Control and Chemical Businesses, including the Pryor Facility, and how it will be funded,
•	the amount to be incurred relating Turnarounds during the remainder of 2009,
•	not paying dividends on our common stock in the foreseeable future,

•	the products and amount of products to be produced from the Pryor Facility and remaining start-up costs to be expensed,
•	the agricultural products are the only significant seasonal products,
•	meeting all required covenant tests for all the remaining quarters of 2009 and the year ending in 2009, and

·
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our 10-K for year ended December 31, 2008 and in Item 1 of Part II of our Form 10Q for the quarter ended March 31, 2009, except for the following material developments to such proceedings that occurred during the second quarter of 2009:

Securities and Exchange Commission

We have previously disclosed that the SEC was conducting an inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and not assert any allegations of fraudulent conduct nor seek a monetary civil fine against us.

In addition, the SEC also made assertions against our former principal accounting officer, Jimmie D. Jones, based on Sections 13 of the 1934 Act, and the SEC staff delivered a Wells Notice to him and stated its intention to recommend civil proceedings against him.  The former accounting officer resigned as our principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president and treasurer in charge of lending compliance and cash management and involved in our banking relationships, acquisitions and corporate planning.

We reached an agreement with the SEC, and on July 17, 2009, the SEC entered an order pursuant to the agreement, resolving the SEC’s inquiry.  Under the order, LSB has agreed not to violate Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1 and 13a-13 thereunder.  LSB consented to this order without, and the order provides that LSB is not, admitting or denying any wrongdoing.  The SEC’s order contains no finding of securities fraud or violation of any anti-fraud provision of the federal securities laws and related SEC rules.  Under the terms of the order, the Company is not required to pay any fines or monetary penalties in connection with this matter.

In addition, Mr. Jones has also consented to the order, without admitting or denying any wrongdoing, to cease and desist from committing or causing any violations of Sections 13(b)(2)(A) and 13(b)(5) of the Exchange Act and Exchange Act Rule 13b2-1 and from causing any violations and future violations of Sections 13(a) and Rules 13a-1 and 13a-13.  The SEC’s order also contains a finding of a violation by Mr. Jones of Section 4C(a)(3) of the Exchange Act and Rule 102(e)(1)(iii) of the Commission’s Rules of Practice, and Mr. Jones has consented in the order not to appear or practice before the SEC as an accountant, subject to submitting application for reinstatement two years after the date of the final order.  Under the terms of the order, Mr. Jones is not required to pay any fines or other monetary penalties in connection with this matter.

Fire at Bryan, Texas Chemical Distribution Center

On July 30, 2009, an agricultural distribution center located in Bryan, Texas (“Bryan Center”), owned and operated by our Chemical Business, was destroyed by fire, resulting in the cessation of operations at this center.  The fire was immediately reported to appropriate authorities. As a result of the fire, local authorities evacuated certain areas around Bryan and College Station, Texas. Our general liability and pollution insurance carrier, Chartis (an insurance unit of AIG), and property insurance carrier, FM Global, were immediately notified and are actively involved in the handling of this matter. Chartis is defending and indemnifying us and our Chemical Business in connection with claims arising from the fire under a reservation of rights. Reports provided to us indicated that approximately 40 individuals went to local hospital emergency rooms for treatment, with the exact number and the extent of health issues unknown. The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products, and was one of fifteen agricultural distribution centers operated by our Chemical Business. It is the current intention of our Chemical Business to rebuild the Bryan Center. We believe that we maintain adequate insurance, including general liability, property and pollution, to cover any currently foreseeable losses arising from the fire, subject to applicable deductibles, totaling approximately $350,000, and do not believe that this incident will have a material adverse effect on us or our Chemical Business.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2008 for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K except for the following:

Proposed governmental laws and regulations relating to green house gas emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations.

Certain of the manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain green house gas emissions into the environment.  Federal and state courts and administrative agencies are considering the scope and scale of green house gas emission regulation.  There are bills pending in Congress that would regulate green house gas emissions through a cap-and-trade system under which emitters would be required to buy allowances for offsets of emissions of green house gas.  In addition, several states are considering various green house gas registration and reduction programs.  Green house gas regulation could increase the price of the electricity purchased by these chemical facilities and increase costs for our use of natural gas, other raw materials (such as anhydrous ammonia), and other energy sources, potentially restrict access to or the use of natural gas and certain other raw materials necessary to produce certain of our chemical products and require us to incur substantial expenditures to retrofit these chemical facilities to comply with the proposed new laws and regulations regulating green house gas emissions, if adopted.  Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations.  While future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Potential Increase of Imported Urea Ammonium Nitrate (UAN)

A large percentage of the domestic UAN market is supplied by imports.  Significant additional UAN production in the Caribbean is expected to begin in 2010, and such UAN production is expected to be marketed in the United States.  This increased foreign production of UAN is expected to have a lower cost of production than UAN produced in the United States, and could have an adverse impact on the domestic UAN market, and the domestic fertilizer market in general, including the UAN and fertilizer markets of our Chemical Business, by increasing supply and possibly reducing prices.

Other

In addition, we hereby eliminate from our “Risk Factors” contained in Item 1A of our Form 10-K the risk factor styled “We are the subject of an SEC enforcement action”, as the SEC matter referenced therein has been settled as discussed under Item 1, Part II, “Legal Proceedings” of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended June 30, 2009, we issued the following unregistered equity securities:

In June 2009, we issued 1,440 shares of common stock upon the holder’s conversion of 36 shares of our Noncumulative Preferred.  Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration was paid for this issuance.   We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2009, the Company and affiliated purchasers, as defined, purchased its equity securities as shown in the following table:

Period	(a) Total number of shares of common stock acquired (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
April 1, 2009 - April 30, 2009	-	$-

May 1, 2009 - May 31, 2009	14,444	$14.09

June 1, 2009 - June 30, 2009	4,500	$16.97
Total	18,944	$14.77	See (2)

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

During the three months ended June 30, 2009, the Company and affiliated purchasers, as defined, purchased its 2007 Debentures as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
April 1, 2009 - April 30, 2009	-	$-	-

May 1, 2009 - May 31, 2009	2,500	$830.00	2,500

June 1, 2009 - June 30, 2009	1,000	$885.00	1,000
Total	3,500	$845.71	3,500	31,300

(A)  One unit represents a $1,000 principal amount of the debenture.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At our 2009 Annual Meeting of Shareholders held on June 4, 2009 (the “Annual Meeting”), the following nominees to our Board of Directors were elected as directors:

Name	Number of Shares "For"	Number of Shares “Against” or "Withhold Authority"
Robert C. Brown, M.D.	12,877,047.5	6,139,871
Barry H. Golsen, J.D.	12,879,037.5	6,137,881
David R. Goss	12,890,142.5	6,126,776
John A. Shelley	12,972,456.5	6,044,462

Messrs. Brown, Golsen, Goss, and Shelley had been serving on our Board of Directors at the time of the Annual Meeting and were reelected for a term of three years. The following are the directors whose terms of office continued after such Annual Meeting: Raymond B. Ackerman, Charles A. Burtch, Robert A. Butkin, Jack E. Golsen, Bernard G. Ille, Donald W. Munson, Ronald V. Perry, Horace G. Rhodes, and Tony M. Shelby.

At the Annual Meeting, Ernst & Young, LLP, Independent Registered Public Accounting Firm, was appointed as our independent auditors for 2009, as follows:

Number of Shares "For"	Number of Shares "Against"	Number of Abstentions Votes
18,381,220.5	623,468	12,230

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Business Loan Agreement, dated effective June 30, 2009, between Prime Financial Corporation and INTRUST Bank, N.A.

10.2	Promissory Note, dated July 6, 2009, between Prime Financial Corporation and INTRUST Bank, N.A.

10.3
Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF#23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.4
Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed May 13, 2009.

10.5
Omnibus Termination Agreement, dated June 23, 2009, by and among Bayer MaterialScience LLC (as successor in interest to Bayer Corporation); El Dorado Nitrogen, L.P. (as successor in interest to El Dorado Nitrogen Company); El Dorado Chemical Company; Wells Fargo Bank Northwest, N.A. (as successor in interest to Boatmen’s Trust Company of Texas); Bal Investment & Advisory, Inc. (as successor in interest to Security Pacific Leasing Corporation); Wilmington Trust Company; and Bayerische Landesbank, New York Branch, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, filed June 29, 2009.

10.6
Assignment of Fixed Price Purchase Option, dated June 23, 2009, between El Dorado Nitrogen, L.P. and Bayer MaterialScience LLC., which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed June 29, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of August 2009.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer