Form 10-Q/A
period 2009-06-30
LSB INDUSTRIES INC
filed 2009-08-14
CIK 60714

LSB Industries, Inc.

Form 10-Q/A (6-30-2009)

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

Explanatory Note

The Form 10-Q for LSB Industries, Inc. for the quarterly period ended June 30, 2009 ("Form 10-Q"), as filed with the Securities and Exchange Commission ("SEC") on August 6, 2009, is being amended by this Amendment No. 1 solely to correct two typographical errors on the June 30, 2009 condensed consolidated balance sheet on page 5 of such Form 10-Q.  The correct amount for total current liabilities is $60,103 instead of $60,1039 and the correct amount for retained earnings is $39,971 instead of $39,671.  These amounts were correctly stated in our press release as to second quarter 2009 results and Exhibit 99.1 of our Form 8-K, as filed with the SEC on August 7, 2009. In addition, none of the other numbers contained in the condensed consolidated financial statements and notes thereto of the Form 10-Q reflect or were affected by the typographical errors.

In connection with filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications are attached as exhibits hereto.  The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1.   Except for the foregoing amended information, the Form 10-Q continues to describe conditions as of the date of the original filing of such Form 10-Q.

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

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2009 is unaudited)

June 30, 2009	December 31, 2008
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,222	$43,014
Short-term financing	452	2,228
Accrued and other liabilities	26,393	39,236
Current portion of long-term debt	2,036	1,560
Total current liabilities	60,103	86,038

Long-term debt	97,305	103,600

Noncurrent accrued and other liabilities	9,950	9,631

Deferred income taxes	8,528	6,454

Contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,348,770 shares issued (24,958,330 at December 31, 2008)	2,535	2,496
Capital in excess of par value	129,076	127,337
Accumulated other comprehensive loss	-	(120)
Retained earnings	39,971	19,804
	174,582	152,517
Less treasury stock at cost:
Common stock, 3,867,462 shares (3,848,518 at December 31, 2008)	22,752	22,473
Total stockholders' equity	151,830	130,044
	$327,716	$335,767

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

Fire at Bryan, Texas Chemical Distribution Center - On July 30, 2009, an agricultural distribution center located in Bryan, Texas (“Bryan Center”), owned and operated by our Chemical Business, was destroyed by fire, resulting in the cessation of operations at this center.  The fire was immediately reported to appropriate authorities. As a result of the fire, local authorities evacuated certain areas around Bryan and College Station, Texas. Our general liability and pollution insurance carrier, Chartis (an insurance unit of AIG), and property insurance carrier, FM Global, were immediately notified and are actively involved in the handling of this matter. Chartis is defending and indemnifying us and our Chemical Business in connection with claims arising from the fire under a reservation of rights. Reports provided to us indicated that approximately 40 individuals went to local hospital emergency rooms for treatment, with the exact number and the extent of health issues unknown. The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products, and was one of fifteen agricultural distribution centers operated by our Chemical Business. It is the current intention of our Chemical Business to rebuild the Bryan Center. We believe that we maintain adequate insurance, including general

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Subsequent Events (continued)

liability, property and pollution, to cover any currently foreseeable losses arising from the fire, subject to applicable deductibles totaling approximately $350,000, and do not believe that this incident will have a material adverse effect on us or our Chemical Business. However, we are currently unable to estimate the possible losses as the result of this fire.

PART II
OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Business Loan Agreement, dated effective June 30, 2009, between Prime Financial Corporation and INTRUST Bank, N.A. *

10.2	Promissory Note, dated July 6, 2009, between Prime Financial Corporation and INTRUST Bank, N.A. *

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

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Exhibit was included with the Company's original Form 10-Q for the quarterly period ended June 30, 2009, filed on August 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 14th day of August 2009.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer