Form 10-Q
period 2009-09-30
LSB INDUSTRIES INC
filed 2009-11-05
CIK 60714

LSB Industries, Inc.

Form 10-Q (9-30-2009)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant's voting common stock, as of October 30, 2009 was 21,500,808 shares, excluding 3,867,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2009 is unaudited)

September 30, 2009	December 31, 2008
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$60,187	$46,204
Restricted cash	31	893
Short-term investments	10,000	-
Accounts receivable, net	68,254	78,846
Inventories:
Finished goods	23,773	30,679
Work in process	2,784	2,954
Raw materials	20,700	27,177
Total inventories	47,257	60,810
Supplies, prepaid items and other:
Prepaid insurance	849	3,373
Prepaid advertising	1,369	-
Prepaid current income taxes	1,375	-
Precious metals	14,118	14,691
Supplies	4,949	4,301
Other	2,166	1,378
Total supplies, prepaid items and other	24,826	23,743
Deferred income taxes	7,015	11,417
Total current assets	217,570	221,913

Property, plant and equipment, net	114,202	104,292

Other assets:
Debt issuance costs, net	1,831	2,607
Investment in affiliate	3,808	3,628
Goodwill	1,724	1,724
Other, net	1,892	1,603
Total other assets	9,255	9,562
	$341,027	$335,767

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2009 is unaudited)
September 30, 2009	December 31, 2008
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,594	$43,014
Short-term financing	-	2,228
Accrued and other liabilities	28,523	39,236
Current portion of long-term debt	3,161	1,560
Total current liabilities	65,278	86,038

Long-term debt	100,367	103,600

Noncurrent accrued and other liabilities	10,549	9,631

Deferred income taxes	11,598	6,454

Contingencies (Note 12)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,368,270 shares issued (24,958,330 at December 31, 2008)	2,537	2,496
Capital in excess of par value	129,406	127,337
Accumulated other comprehensive loss	-	(120)
Retained earnings	41,044	19,804
	175,987	152,517
Less treasury stock at cost:
Common stock, 3,867,462 shares (3,848,518 at December 31, 2008)	22,752	22,473
Total stockholders' equity	153,235	130,044
	$341,027	$335,767

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2009 and 2008
Nine Months	Three Months
2009	2008	2009	2008
(In Thousands, Except Per Share Amounts)
Net sales	$416,538	$569,427	$127,778	$210,920
Cost of sales	307,330	456,760	97,125	179,751
Gross profit	109,208	112,667	30,653	31,169

Selling, general and administrative expense	70,548	62,633	26,127	22,411
Provisions for (recovery of) losses on accounts receivable	189	159	161	(133)
Other expense	461	946	127	289
Other income	(222)	(8,417)	(32)	(88)
Operating income	38,232	57,346	4,270	8,690

Interest expense	5,139	6,363	2,200	2,643
Gains on extinguishment of debt	(1,796)	-	(53)	-
Non-operating other income, net	(72)	(1,125)	(38)	(263)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	34,961	52,108	2,161	6,310
Provisions for income taxes	14,110	19,817	1,310	2,388
Equity in earnings of affiliate	(740)	(697)	(252)	(235)
Income from continuing operations	21,591	32,988	1,103	4,157

Net loss (income) from discontinued operations	45	13	30	(4)
Net income	21,546	32,975	1,073	4,161

Dividends and dividend requirements on preferred stocks	306	306	-	-
Net income applicable to common stock	$21,240	$32,669	$1,073	$4,161

Weighted-average common shares:
Basic	21,279	21,156	21,487	21,237

Diluted	23,623	24,884	22,633	22,654

Income per common share:
Basic	$1.00	$1.54	$.05	$.20

Diluted	$.95	$1.40	$.05	$.18

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2009

Common Stock Shares	Non-Redeemable Preferred Stocks	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock-Common	Total
(In Thousands)
Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$(22,473)	$130,044

Net income						21,546		21,546
Amortization of cash flow hedge					120			120
Total comprehensive income								21,666
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				768				768
Exercise of stock options	408		41	839			(279)	601
Excess income tax benefit associated with stock-based compensation				458				458
Conversion of shares of redeemable preferred stock to common stock	2			4				4
Balance at September 30, 2009	25,368	$3,000	$2,537	$129,406	$-	$41,044	$(22,752)	$153,235

Note: For the nine and three months ended September 30, 2009, total comprehensive income was $21,666,000 and $1,073,000, respectively. For the nine and three months ended September 30, 2008, total comprehensive income was $33,193,000 and $4,290,000, respectively.

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing operating activities:
Net income	$21,546	$32,975
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	45	13
Deferred income taxes	9,373	4,424
Gain on extinguishment of debt	(1,796)	-
Gain on litigation judgment associated with property, plant and equipment	-	(3,943)
Losses on sales and disposals of property and equipment	340	130
Depreciation of property, plant and equipment	11,573	9,784
Amortization	605	914
Stock-based compensation	768	577
Provisions for losses on accounts receivable	189	159
Provision for (realization of) losses on inventory	(3,186)	400
Provision for losses on firm sales commitments	1,310	-
Provision for impairment of long-lived assets	-	192
Equity in earnings of affiliate	(740)	(697)
Distributions received from affiliate	560	555
Changes in fair value of commodities contracts	(236)	4,931
Changes in fair value of interest rate contracts	(314)	(237)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	11,889	(36,043)
Inventories	16,418	(17,969)
Other supplies and prepaid items	(238)	(3,254)
Accounts payable	(8,957)	14,410
Customer deposits	(2,279)	(269)
Deferred rent expense	(1,424)	(2,909)
Other current and noncurrent liabilities	(7,420)	5,178
Net cash provided by continuing operating activities	48,026	9,321

Cash flows from continuing investing activities:
Capital expenditures	(22,221)	(22,348)
Proceeds from litigation judgment associated with property, plant and equipment	-	5,948
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	-	(1,884)
Proceeds from sales of property and equipment	14	63
Purchase of short-term investments	(10,000)	-
Proceeds from (deposit of) restricted cash	862	(73)
Other assets	(289)	(305)
Net cash used by continuing investing activities	(31,634)	(18,599)

 (Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2009 and 2008

2009	2008
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$396,794	$475,372
Payments on revolving debt facilities	(396,794)	(475,372)
Proceeds from other long-term debt, net of fees	8,566	-
Acquisition of 5.5% convertible debentures	(7,953)	-
Payments on other long-term debt	(1,600)	(869)
Payments of debt issuance costs	(26)	-
Payments on short-term financing	(2,228)	(919)
Proceeds from exercise of stock options	601	771
Purchase of treasury stock	-	(3,421)
Excess income tax benefit associated with stock-based compensation	631	3,412
Dividends paid on preferred stocks	(306)	(306)
Net cash used by continuing financing activities	(2,315)	(1,332)

Cash flows of discontinued operations:
Operating cash flows	(94)	(136)
Net increase (decrease) in cash and cash equivalents	13,983	(10,746)

Cash and cash equivalents at beginning of period	46,204	58,224
Cash and cash equivalents at end of period	$60,187	$47,478

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$6,521	$16,814

Noncash investing and financing activities:

Receivables associated with a property insurance claims	$1,210	$-
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$3,866	$5,309
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$351	$-

See accompanying notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the "Company", "We", "Us", or "Our") and its subsidiaries. We are a manufacturing, marketing and engineering company. Primarily through our wholly-owned subsidiary ThermaClime, Inc. (“ThermaClime”) and its subsidiaries, we are principally engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the "Chemical Business"). The Company and ThermaClime are holding companies with no significant assets or operations other than cash, cash equivalents, short-term investments, and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2009 and for the nine and three-month periods ended September 30, 2009 and 2008 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2008.

Certain reclassifications have been made in our condensed consolidated financial statements for the nine months ended September 30, 2008 to conform to our condensed consolidated financial statement presentation for the nine months ended September 30, 2009, including the change in our classification of principal payments under capital lease obligations from “capital expenditures” that are included in net cash used by continuing investing activities to “payments on other long-term debt” that are included in net cash used by continuing financing activities. This change in classification is consistent with the underlying principles of GAAP. This change resulted in a decrease in net cash used by continuing investing activities and an increase in net cash used by financing activities of $345,000 for the nine months ended September 30, 2008.

In connection with the preparation of our condensed consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 5, 2009, which is the date our condensed consolidated financial statements were issued.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Recently Issued Accounting Pronouncements In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting standards requiring enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements became effective for the Company on January 1, 2009 and were applied prospectively. See Note 13 - Derivatives, Hedges and Financial Instruments.

In April 2009, the FASB issued new accounting standards requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. The new disclosure requirements became effective for the Company on April 1, 2009 and were applied prospectively. See Note 13 – Derivatives, Hedges and Financial Instruments.

In May 2009, the FASB issued new accounting standards establishing principles and reporting requirements for subsequent events, which became effective for the Company for the quarterly period ended June 30, 2009. The provisions of these accounting standards were applied prospectively. See Note 1 – Basis of Presentation.

Note 3: Changes in Accounting Estimates  During the three months ended September 30, 2009, we had the following changes in accounting estimates, relating primarily to our Climate Control Business:

•	a decrease in our estimated costs to complete a construction contract of $575,000, which contract was substantially completed during the third quarter,
•	a decrease in our inventory shrink reserves of $238,000, and
•	an increase in our accrued vacation of $205,000.

The net effect of these changes in accounting estimates increased income from continuing operations by $608,000 and net income by $371,000 for the nine and three months ended September 30, 2009. In addition, these changes in accounting estimates increased basic and diluted net income per share by $.02 and $.02, respectively, for the nine months ended September 30, 2009 and $.02 and $.02, respectively, for the three months ended September 30, 2009.

Note 4: Short-Term Investments  As part of our cash management program, we began maintaining a portfolio of investments. Currently, these investments consist of certificates of deposit with a maturity of 13 weeks. These investments are carried at cost which approximates fair value.  None of these investments were in excess of the federally insured limits.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5: Accounts Receivable

September 30, 2009	December 31, 2008
(In Thousands)
Trade receivables	$66,262	$78,092
Insurance claims	1,866	252
Other	952	1,231
	69,080	79,575
Allowance for doubtful accounts	(826)	(729)
	$68,254	$78,846

Note 6: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At September 30, 2009 and December 31, 2008, inventory reserves for certain slow-moving inventory items (primarily Climate Control products) were $744,000 and $514,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $154,000 and $3,627,000, at September 30, 2009 and December 31, 2008, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Balance at beginning of period	$4,141	$473	$1,064	$583
Provisions for (realization of) losses	(3,186)	400	(162)	216
Write-offs/disposals	(57)	(138)	(4)	(64)
Balance at end of period	$898	$735	$898	$735

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7: Precious Metals (continued)

Precious metals expense, net, consists of the following:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Precious metals expense	$4,354	$6,209	$1,075	$1,855
Recoveries of precious metals	(2,456)	(1,343)	(234)	(551)
Precious metals expense, net	$1,898	$4,866	$841	$1,304

Precious metals expense, net is included in cost of sales in the accompanying condensed consolidated statements of income.

Note 8: Investment in Affiliate  Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of September 30, 2009, the Partnership and general partner to the Partnership are indebted to a term lender (“Term Lender”) of the Project for approximately $2,470,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

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

Changes in our product warranty obligation are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Balance at beginning of period	$2,820	$1,944	$3,038	$2,278
Add: Charged to costs and expenses	5,050	3,406	1,904	1,119
Deduct: Costs and expenses incurred	(4,115)	(3,032)	(1,187)	(1,079)
Balance at end of period	$3,755	$2,318	$3,755	$2,318

Note 10: Current and Noncurrent Accrued and Other Liabilities

September 30, 2009	December 31, 2008
(In Thousands)
Accrued payroll and benefits	$7,128	$6,422
Deferred revenue on extended warranty contracts	4,730	4,028
Accrued warranty costs	3,755	2,820
Fair value of derivatives	3,391	8,347
Accrued death benefits	3,186	2,687
Accrued insurance	2,608	2,971
Accrued contractual manufacturing obligations	2,072	2,230
Accrued property and franchise taxes	1,900	693
Accrued losses on firm sales commitments	1,310	-
Accrued interest	1,227	2,003
Accrued executive benefits	1,103	1,111
Customer deposits	963	3,242
Accrued commissions	936	2,433
Accrued income taxes	664	1,704
Accrued precious metals costs	587	1,298
Billings in excess of costs and estimated earnings on uncompleted contracts	-	1,882
Deferred rent expense	-	1,424
Other	3,512	3,572
	39,072	48,867
Less noncurrent portion	10,549	9,631
Current portion of accrued and other liabilities	$28,523	$39,236

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Long-Term Debt

September 30,	December 31,
2009	2008
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	30,400	40,500
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.30%, most of which is secured by machinery, equipment and real estate	23,128	14,660
	103,528	105,160
Less current portion of long-term debt	3,161	1,560
Long-term debt due after one year	$100,367	$103,600

(A)  ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at September 30, 2009 was 3.75%. Interest is paid monthly, if applicable.

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. At September 30, 2009, amounts available for borrowing under the Working Capital Revolver Loan were $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full, if any. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDNC”) but excluding the assets securing the $50 million secured term loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDNC is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $217 million at September 30, 2009.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2009. The Working Capital

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Long-Term Debt (continued)

Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

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

During the nine and three months ended September 30, 2009, we acquired $10.1 million and $0.9 million, respectively, aggregate principal amount of the 2007 Debentures for approximately $8.0 million and $0.8 million, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of approximately $1.8 million and $0.1 million, respectively, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of the acquisitions made during the fourth quarter of 2008 and the first nine months of 2009, only $30.4 million of the 2007 Debentures remain outstanding at September 30, 2009. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President,

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 19-Related Party Transactions.

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

(C)  ThermaClime and certain of its subsidiaries are parties to a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2009 was approximately 3.48%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Long-Term Debt (continued)

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (“El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (“Cherokee Facility”). The carrying value of the pledged assets is approximately $62 million at September 30, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $76 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis.  The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2009.

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

1.  Discharge Water Matters

The El Dorado Facility located in El Dorado, Arkansas within our Chemical Business generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it will be able to do so. The El Dorado Facility is currently having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009 without incurring permit violations pending the modification of the permit to implement the revised rule. In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of the El Dorado Facility, ADEQ and the EPA have met to determine what additional information was required by the EPA. During October 2009, representatives of the El Dorado Facility delivered to the ADEQ and the EPA an additional report as to a proposed plan relating to handling of, and rulemaking relating to, dissolved minerals by the El Dorado Facility. The ADEQ concurred to the proposed plan, and such is being reviewed by the EPA. Since this additional work will delay the final EPA approval of the dissolved mineral rulemaking, an extension of the CAO will be required. The ADEQ has indicated that it anticipates working out an extension of the CAO, and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Contingencies (continued)

representatives of the El Dorado Facility are working with the ADEQ to obtain an extension of the CAO. However, any extension of the CAO is subject to approval of the EPA.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2009.

2.  Air Matters

In August 2008, an air permit modification was issued to EDC by the ADEQ, which sets new limits for ammonia emissions for the nitric acid units at the El Dorado Facility. EDC completed required compliance testing and all acid units were in compliance with the new ammonia emissions limits.

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

Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, at this time we are unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at September 30, 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Contingencies (continued)

3.  Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed, within certain limitations, to pay and has been paying one-half of the costs of the interim measures as to the Hallowell Facility approved by the Kansas Department of Environmental Quality, subject to reallocation. As the result of completing the work relating to these interim measures, no liability remains outstanding at September 30, 2009.

Based on additional modeling of the site, our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination, instead of the soil excavation proposed previously. Our subsidiary and Chevron submitted its final report on the groundwater monitoring and an addendum to the Mitigation Work Plan to the state of Kansas. The data from the monitoring program is being evaluated by the state of Kansas and the potential costs of additional monitoring or required remediation, if any, is unknown. Therefore, no liability has been established at September 30, 2009. It is reasonably possible that a change in estimate of a liability and receivable will occur in the near term relating to this matter.

B.  Other Pending, Threatened or Settled Litigation

1.  Climate Control Business

A proposed class action was filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”), in the state of Illinois from 1990 to approximately 2003 were defective. The complaint requests certification as a class action for the State of Illinois, which request has been fully briefed and is pending oral arguments and a decision from the court. Climate Master has filed a motion for summary judgment as to the plaintiffs’ claims, which motion has been fully briefed and is pending a decision from the court. Climate Master has removed this action to federal court. Climate Master has also filed its answer denying the plaintiffs’ claims and asserting several affirmative defenses. Climate Master’s insurers have been placed on notice of this matter. One of these insurers has denied coverage, one is out of business and has been liquidated and one insurer advised that it will monitor the litigation subject to a reservation of rights to decline coverage. Climate Master is vigorously defending itself and is

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Contingencies (continued)

expensing its legal defense costs as incurred. Currently, the Company is unable to determine the amount of damages or the likelihood of any losses resulting from this claim. Therefore, no liability has been established at September 30, 2009.

2.  Chemical Business

On July 30, 2009, an agricultural distribution center located in Bryan, Texas (“Bryan Center”), owned and operated by our Chemical Business, was destroyed by fire, resulting in the cessation of operations at this center. As a result of the fire, local authorities evacuated certain areas around Bryan and College Station, Texas, and a number of individuals were treated at the local hospital emergency room and released. As a result of the fire, our Chemical Business is a party to several lawsuits (including one class action lawsuit) and has been threatened with other potential litigation. Our general liability and pollution insurance carrier, Chartis (an insurance unit of AIG), was immediately notified and is actively involved in the handling of this matter. Chartis is defending and indemnifying us and our Chemical Business in connection with claims arising from the fire under a reservation of rights. We have been advised by our insurance counsel that there is only a remote risk that Chartis would exercise the coverage defenses under its reservation of rights. We have incurred expenses up to our insurance deductible of $250,000 relating to our general liability and pollution coverage. As a result, we believe our insurance policies are adequate to cover any currently foreseeable losses and claims arising from the fire. No liability remains outstanding relating to this matter as of September 30, 2009.

3.  Other

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages in the amount of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Contingencies (continued)

conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000. We believe our insurance coverage is adequate to cover any currently foreseeable losses associated with the Jayhawk claims. As a result, no liability remains outstanding relating to this matter as of September 30, 2009.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions which in the opinion of management, after consultation with legal counsel, if determined adversely to us, would not have a material effect on our business, financial condition or results of operations.

Note 13: Derivatives, Hedges and Financial Instruments Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts (“commodities contracts”) and foreign exchange contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values. The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2008, the valuations of contracts classified as Level 3 were based on the average ask/bid prices obtained from a broker relating to a low volume market.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which matured in March 2009. In April 2008, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. In September 2008, we acquired an interest rate swap at a cost basis of $354,000, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. Although no purchases requiring cash occurred during the nine and three months ended September 30, 2009 and 2008, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Derivatives, Hedges and Financial Instruments (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At September 30, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through December 2009 at a weighted-average cost of $1.93 per pound. Also our futures/forward natural gas contracts were for approximately 221,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $10.52 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At September 30, 2009, we had no outstanding foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

Fair Value Measurements at September 30, 2009 Using

Description	Total Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2008
(In Thousands)
Assets – Supplies, prepaid items and other:
Commodities contracts	$666	$666	$-	$-	$-
Foreign exchange contracts	-	-	-	-	35
Total	$666	$666	$-	$-	$35

Liabilities – Current and noncurrent accrued and other liabilities:
Commodities contracts	$1,268	$137	$1,131	$-	$5,910
Interest rate contracts	2,123	-	2,123	-	2,437
Total	$3,391	$137	$3,254	$-	$8,347

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Derivatives, Hedges and Financial Instruments (continued)

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (not applicable for the nine months ended September 30, 2008 and the three months ended September 30, 2009 and 2008):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

Realized and unrealized gains (losses) included in earnings and the income statement classifications are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales – Commodities contracts	$(1,598)	$(3,766)	$(450)	$(8,254)
Cost of sales – Foreign exchange contracts	(31)	(172)	-	(137)
Interest expense – Interest rate contracts	(530)	209	(688)	(499)
	$(2,159)	$(3,729)	$(1,138)	$(8,890)

Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$236	$(4,931)	$385	$(5,391)
Cost of sales – Foreign exchange contracts	-	(129)	-	(123)
Interest expense – Interest rate contracts	314	275	(335)	(361)
	$550	$(4,785)	$50	$(5,875)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At September 30, 2009 and December 31, 2008, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At September 30, 2009 and December 31, 2008, the estimated fair value of the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Derivatives, Hedges and Financial Instruments (continued)

Secured Term Loan is based on defined LIBOR rates plus 8.75% and 10%, respectively, utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At September 30, 2009 and December 31, 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

September 30, 2009	December 31, 2008
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$23,076	$50,000	$20,939	$50,000
Working Capital Revolver Loan	-	-	-	-
Other bank debt and financing	2,581	2,581	8	8

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	28,880	30,400	27,338	40,500
Other bank debt and equipment financing	20,949	20,547	14,949	14,652
	$75,486	$103,528	$63,234	$105,160

Note 14: Income Per Common Share  Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each period.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Income Per Common Share (continued)

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the nine months ended September 30, 2009,

•	we issued 408,500 shares of our common stock as the result of the exercise of stock options,
•	we acquired $10,100,000 aggregate principal amount of our 2007 Debentures; and
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

At September 30, 2009, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
Numerator:
Net income	$21,546	$32,975	$1,073	$4,161
Dividends on Series B Preferred	(240)	(240)	-	-
Dividends on Series D Preferred	(60)	(60)	-	-
Dividends on Noncumulative Preferred	(6)	(6)	-	-
Total dividends on preferred stocks	(306)	(306)	-	-
Numerator for basic net income per common share - net income applicable to common stock	21,240	32,669	1,073	4,161
Dividends on preferred stocks assumed to be converted, if dilutive	306	306	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	914	1,805	-	-
Numerator for diluted net income per common share	$22,460	$34,780	$1,073	$4,161

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,279,030	21,155,724	21,486,688	21,237,268
Effect of dilutive securities:
Convertible notes payable	1,110,560	2,188,000	4,000	4,000
Convertible preferred stocks	938,006	938,999	937,106	939,286
Stock options	295,539	600,917	205,149	473,882
Dilutive potential common shares	2,344,105	3,727,916	1,146,255	1,417,168
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,623,135	24,883,640	22,632,943	22,654,436

Basic net income per common share	$1.00	$1.54	$.05	$.20

Diluted net income per common share	$.95	$1.40	$.05	$.18

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
Stock options	406,685	425,000	383,152	425,000
Convertible notes payable	-	-	1,106,560	2,184,000
	406,685	425,000	1,489,712	2,609,000

Note 15:  Income Taxes Provisions for income taxes are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Current:
Federal	$4,245	$13,641	$(2,245)	$2,121
State	492	1,752	(280)	28
Total current provisions	$4,737	$15,393	$(2,525)	$2,149

Deferred:
Federal	$8,680	$3,927	$3,710	$388
State	693	497	125	(149)
Total deferred provisions	9,373	4,424	3,835	239
Provisions for income taxes	$14,110	$19,817	$1,310	$2,388

For the nine and three months ended September 30, 2009 and 2008, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the nine and three months ended September 30, 2009 and 2008, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2008, we had state net operating loss (“NOL”) carryforwards totaling approximately $35,000,000, which begin expiring in 2009.

Our annual estimated effective tax rate for 2009 is reduced by permanent tax differences, including the domestic manufacturer’s deduction and other permanent items.

The tax provision for the three months ended September 30, 2009 was $1,310,000 or 55% of pretax income. This tax provision was disproportionately high as a percentage of pretax income primarily due to the impact of filing the federal income tax return during the third quarter of 2009 and the related adjustments necessary to reconcile the completed and filed return with the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15:  Income Taxes (continued)

2008 estimated tax provision. Additionally, as a result of lower projected taxable income for 2009, we will be limited in the amount of the domestic manufacturer’s deduction that can be utilized. We previously estimated that we would have received the full benefit of this deduction, which resulted in a lower expected effective tax rate.

Our accounting for income taxes includes utilizing the accounting principle that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements.

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus). We had approximately $664,000 and $898,000 accrued for uncertain tax liabilities at September 30, 2009 and December 31, 2008, respectively, which are included in current and noncurrent accrued and other liabilities.

We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Other Expense, Other Income and Non-Operating Other Income, net

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$340	$130	$120	$48
Litigation settlements and potential settlements	75	367	-	-
Income tax related penalties	31	176	4	175
Impairment of long-lived assets (1)	-	192	-	-
Other miscellaneous expense (2)	15	81	3	66
Total other expense	$461	$946	$127	$289

Other income:
Litigation judgment, settlements and potential settlements (3)	$50	$8,235	$-	$-
Other miscellaneous income (2)	172	182	32	88
Total other income	$222	$8,417	$32	$88

Non-operating other income, net:
Interest income	$138	$1,188	$60	$289
Miscellaneous income (2)	1	10	1	(1)
Miscellaneous expense (2)	(67)	(73)	(23)	(25)
Total non-operating other income, net	$72	$1,125	$38	$263

(1)	Based on an unsuccessful effort to sell certain corporate assets in an auction, we recognized an impairment of long-lived assets.

(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(3)
For the nine months ended September 30, 2008, income from litigation judgment and settlements included approximately $7.6 million, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business. On June 6, 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Other Expense, Other Income and Non-Operating Other Income, net (continued)

fees. These cash flows are included in cash flows from continuing investing activities. In addition during the nine months ended September 30, 2008, a settlement was reached for $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations.

Note 17: Business Interruption and Property Insurance Claims  Our accounting policy for insurance claims is if an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined; however, the final repair option has not yet been determined. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. The Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we have not recognized a loss relating to property damage from this fire but we have recorded a property insurance claim receivable of $1,175,000 relating to this event at September 30, 2009.

As discussed in Note 12 - Contingencies, on July 30, 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. Our Chemical Business currently intends to rebuild the Bryan Center. Our insurance provides for business interruption coverage and for replacement cost coverage relating to property damage with a total $100,000 loss deductible. As of September 30, 2009, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we have not recognized a loss relating to property damage from this fire but we have recorded an insurance claim receivable of $539,000 consisting primarily of our property insurance claim at September 30, 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Net sales:
Climate Control	$206,443	$230,303	$67,413	$83,354
Chemical	204,089	329,271	59,718	124,483
Other	6,006	9,853	647	3,083
	$416,538	$569,427	$127,778	$210,920

Gross profit: (1)
Climate Control (2)	$72,172	$72,346	$24,746	$24,892
Chemical (3) (4)	35,091	37,181	5,662	5,329
Other	1,945	3,140	245	948
	$109,208	$112,667	$30,653	$31,169

Operating income (loss): (5)
Climate Control (2)	$32,146	$31,017	$10,942	$9,835
Chemical (3) (4) (6) (7)	15,491	34,487	(3,344)	1,860
General corporate expenses and other business operations, net (8)	(9,405)	(8,158)	(3,328)	(3,005)
	38,232	57,346	4,270	8,690

Interest expense	(5,139)	(6,363)	(2,200)	(2,643)
Gains on extinguishment of debt	1,796	-	53	-
Non-operating other income (expense), net:
Climate Control	-	1	-	-
Chemical	26	64	20	-
Corporate and other business operations	46	1,060	18	263
Provisions for income taxes	(14,110)	(19,817)	(1,310)	(2,388)
Equity in earnings of affiliate-Climate Control	740	697	252	235
Income from continuing operations	$21,591	$32,988	$1,103	$4,157

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
During the nine and three months ended September 30, 2009, we recognized gains totaling $1,193,000 and $404,000, respectively, on our futures contracts for copper. During the nine and three months ended September 30, 2008, we recognized gains (losses) on our copper futures contracts totaling $2,202,000 and $(483,000), respectively. During the three months ended September 30, 2009, our engineering and construction business recognized

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

additional gross profit of $552,000 relating to customer change orders. The impact of these transactions is included in gross profit and operating income.

(3)
During the nine and three months ended September 30, 2009, we recognized losses totaling $2,791,000 and $854,000, respectively, on our futures/forward contracts for natural gas and ammonia compared to $5,968,000 and $7,771,000 for each of the same periods in 2008, respectively. In addition, during the three months ended September 30, 2008, our Chemical Business recognized unrealized gains of $447,000 associated with natural gas forward contracts, which were deferred at June 30, 2008 due to uncertainties involving a sales contract with a customer. During the nine and three months ended September 30, 2009, we recognized losses on outstanding firm sales commitments of $1,310,000 and $1,229,000, respectively, which amounts include $992,000 relating to the Pryor Facility discussed below in footnote 7. The impact of these transactions is included in gross profit and operating income (loss) for each respective period.

(4)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $5,143,000 and $1,585,000 higher than our comparable product sales made at lower market prices available during the nine and three months ended September 30, 2009, respectively. In addition, during the nine months ended September 30, 2009, we recognized recoveries of precious metals totaling $2,456,000 compared to $1,343,000 for the same period in 2008. During the nine and three months ended September 30, 2009, we incurred expenses of $2,682,000 and $2,079,000, respectively, relating to planned major maintenance activities compared to $1,494,000 and $881,000 for each of the same periods in 2008, respectively. Also during the nine and three months ended September 30, 2008, the Cherokee Facility incurred costs of approximately $5,100,000 as the result of unplanned downtime during the third quarter of 2008. These costs include estimates of lost fixed overhead absorption, repair cost, and losses incurred to purchase anhydrous ammonia to replace lost production in order to meet firm sales commitments. The impact of these transactions is included in gross profit and operating income (loss) for each respective period.

(5)
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

(6)	For the nine month periods ended September 30, 2008, we recognized other income of $7,560,000, net of attorneys’ fees, relating to a litigation judgment.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 18: Segment Information (continued)

(7)
During the nine and three months ended September 30, 2009, we incurred expenses of $12,271,000 and $7,058,000, respectively, (including the $992,000 loss on firm sales commitments discussed above in footnote 3) associated with the start up of our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) that we are in the process of activating. For the nine and three months ended September 30, 2008, we incurred expenses of $1,344,000 and $425,000, respectively, associated with maintaining the Pryor Facility. These expenses are primarily included in SG&A for each respective period.

(8)
The amounts included in general corporate expenses and other business operations, net are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2009	2008	2009	2008
(In Thousands)
Gross profit-Other	$1,945	$3,140	$245	$948
Selling, general and administrative:
Personnel	(6,202)	(5,810)	(1,876)	(1,740)
Professional fees	(2,775)	(3,349)	(957)	(1,362)
Office overhead	(490)	(499)	(145)	(122)
Maintenance and repairs	(182)	(115)	(8)	(30)
Property, franchise and other taxes	(245)	(299)	(85)	(83)
Advertising	(199)	(204)	(67)	(67)
All other	(1,186)	(1,082)	(453)	(405)
Total selling, general and administrative	(11,279)	(11,358)	(3,591)	(3,809)

Other income	156	736	23	32
Other expense	(227)	(676)	(5)	(176)
Total general corporate expenses and other business operations, net	$(9,405)	$(8,158)	$(3,328)	$(3,005)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

Information about our total assets by industry segment is as follows:

September 30, 2009	December 31, 2008
(In Thousands)
Climate Control	$108,770	$117,260
Chemical	141,507	145,518
Corporate assets and other	90,750	72,989
Total assets	$341,027	$335,767

Note 19: Related Party Transactions

Golsen Group

In March 2008 and March 2009, we paid, in each respective period, dividends totaling $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively, all of the outstanding shares of which are owned by the Golsen Group.

During 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result, during the nine months ended September 30, 2009, we incurred interest expense of $206,250 relating to the debentures held by the Golsen Group, of which $68,750 remains accrued at September 30, 2009. We also paid interest of $137,500 that was accrued at December 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2009 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns a substantial portion of our following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first nine months of 2009, approximately 50% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. Our products include industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions and various other products. For the first nine months of 2009, approximately 49% of our consolidated net sales relates to the Chemical Business.

Certain of our other subsidiaries outside of ThermaClime own facilities and operations, including the Pryor Facility, within our above described core businesses.

Our project to begin production of ammonia and UAN at our previously idled Pryor Facility located in Pryor, Oklahoma is still underway despite certain delays being experienced. The start-up delays, which includes extended lead times to refurbish certain major equipment items that were identified during the initial start-up production phase, resulted in significant increases in our previous estimates of the third quarter start-up costs. We previously  indicated that the Pryor Facility would probably be producing UAN in September and that the remaining start-up costs were estimated to be approximately $4.0 million. In October 2009, we reported that we were experiencing delays and based upon the estimated time to make required plant adjustments, we anticipated that production would begin in November barring unforeseen circumstances. Due to the delayed start-up, the expenses for the third quarter increased to $7.1 million, including an unrealized embedded loss of $1.0 million on firm sales commitments at September 30, 2009, as the result of increases in natural gas costs and due to product we expected to produce but will be unable to produce at the Pryor Facility because of the unforeseen delays. The embedded loss is a current estimate of the cost to acquire and/or produce product at a cost that exceeds our net sales price on those tons sold by the Pryor Facility at firm sales prices pursuant to the Urea Ammonium Nitrate Purchase and Sale Agreement ("Koch Agreement") with Koch Nitrogen Company, LLC (“Koch”). The estimate of the embedded loss is based upon numerous factors including the estimated date that production begins and the market price of UAN and natural gas subsequent to September 30, 2009.  Due to the start-up delays of the Pryor Facility, we entered into an amendment to the Koch Agreement with Koch in October 2009. The amendment provides for (a) an adjustment to the product pricing for the first 300,000 tons of UAN made available to Koch from the Pryor Facility, (b) the waiver of Koch’s and our early termination right if commercial quantities of UAN are not produced by November 30, 2009, and (c) Koch’s waiver of any minimum marketing fees for the period prior to the Pryor Facility becoming fully operational.

The Pryor Facility’s monthly operating start-up costs are approximately $1.6 million per month, excluding any variable costs (e.g. natural gas and electricity) associated with initial start-up production phase. We will continue to expense operating start-up costs until the plant is in a successful production mode. We currently expect to be in production in December 2009, barring further delays. Additional information about this project is discussed below under “Liquidity and Capital Resources – Pryor Facility”.

Economic Conditions

In our view, the economy continues to create significant uncertainty relative to the industrial, construction and agricultural markets that we serve. Through the first three quarters of the year, both our Climate Control and Chemical Businesses, not including the start-up costs of the Pryor Facility, have performed well in a very difficult national economic environment. Since we serve several diverse markets, we consider market fundamentals for each market individually as we plan our production levels.

Third Quarter of 2009

Net sales for the third quarter of 2009 were $127.8 million compared to $210.9 million for the 2008 third quarter. The sales decrease of $83.1 million includes a decrease of $15.9 million in our Climate Control Business and a decrease of approximately $64.8 million in our Chemical Business. The Climate Control decrease is due primarily to lower customer orders received. The Chemical Business’ decrease is primarily due to steep declines in our raw material costs resulting in lower selling prices.

For the third quarter of 2009, our operating income was $4.3 million compared to $8.7 million for the same period in 2008. The decrease in operating income of $4.4 million was primarily the result of the $5.2 million decrease in our Chemical Business operating results including the following variances from 2008:

Increase (Decrease)
(In Millions)
Expenses – Pryor Facility	$(6.6)
Gross profit margins – Agricultural products	(6.5)
Timing of planned major maintenance	(1.2)
Reduced Losses – Natural gas contracts	6.5
Improvement in production efficiencies	2.7
Other	(0.1)
Effect of variances on Chemical’s operating results	$(5.2)

Net income was $1.1 million for the third quarter of 2009 compared to $4.2 million for the same period of 2008. The net decrease of $3.1 million includes, among other items, the variances relating to the Chemical Business of $5.2 million discussed above partially offset by an increase in Climate Control’s operating income and changes in our provision for income taxes. However, our resulting effective income tax rate for the third quarter of 2009 was approximately 55%, which includes an additional provision relating to the adjustments reconciling the 2008 federal income tax return to the 2008 estimated tax provision and the impact of other taxable income limitations on the domestic manufacturer’s deduction.

Climate Control Business

As reported above our Climate Control sales for the third quarter 2009 were $67.4 million or 19% below 2008. Based upon published industry statistics documenting significant declines in both commercial and residential construction, and based upon our recent order level, we expect lower sales volumes for most of our Climate Control products for the remainder of 2009, as compared to 2008 and to the first half of 2009.  As a result, we believe Climate Control’s results for the first nine months of 2009 are not sustainable in the fourth quarter of 2009 and possibly into early 2010.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial and residential construction sectors that we serve, including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Multi-Family (apartments and condominiums)
•	Single-Family Residential
•	Lodging
•	Education
•	Healthcare
•	Offices
•	Manufacturing

During the first nine months of 2009, 79% of our Climate Control Business’ sales were to the commercial construction market, and the remaining 21% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market. Total new orders for the first three quarters of 2009 were 36% below the same period in 2008. The net decrease in year-to-date 2009 new orders includes a decrease of approximately 22% in new orders for residential GHPs.

Orders received for all Climate Control products in the third quarter of 2009 were $49.1 million compared to $101.0 million in the third quarter of 2008 and compared to $54.7 million for the second quarter of 2009. Our backlog was $68.5 million at December 31, 2008, $49.5 million at June 30, 2009 and $39.4 million at September 30, 2009. The backlog consists of confirmed customer purchase orders for product to be shipped at a future date. We expect to ship substantially all of the orders in our backlog within the next twelve months. Through the fourth quarter and beyond, the potential sales level remains uncertain. For October 2009, our new orders received were approximately $18.8 million and our backlog was approximately $40.2 million at October 31, 2009.

Our GHPs, use a form of renewable energy and can reduce energy costs up to 80%, under certain conditions. The recently enacted American Recovery and Reinvestment Act of 2009 (“Act”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost.

Although we expect to see continued slowness in our Climate Control Business’ results in the short-term, we are significantly increasing our sales and marketing efforts for all of our Climate Control products. Over time, we believe that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products.

Chemical Business

Our Chemical Business currently operates three chemical production facilities: the El Dorado Facility, the Cherokee Facility and a nitric acid manufacturing plant located in Baytown, Texas (the “Baytown Facility”). The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline, and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline. In addition, we are taking all the necessary steps to begin production from our previously idled Pryor Facility. Initially, we plan to produce anhydrous ammonia and UAN from natural gas.

Our Chemical Business’ primary markets are industrial, mining and agricultural. The sales in all three sectors for the remainder of the year will continue to be affected by the overall economic conditions.

As reported above, our Chemical Business’ sales for the third quarter 2009 were $59.7 million or 52% below 2008. The decrease in sales dollars is primarily attributable to steep declines in commodity prices including the selling prices for our products produced at our facilities accompanied by steep declines in our raw material feedstock costs and lower tons sold in our mining markets.

We are continuing to be affected by the weaker agricultural and industrial nitrogen products selling prices and volumes related to the overall economic slowdown. Nitrogen fertilizer product demand is also being affected by a reluctance of distributors to place orders to restock inventory for the spring season.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During the third quarter of 2009, the average prices for those commodities compared to the same period last year were as follows:

Third Quarter
2009	2008
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$3.50	$10.80
Ammonia average price based upon low Tampa metric price per ton	$267	$773
Sulfur price based upon Tampa average quarterly price per long ton	$10	$617

The substantial decline in the cost of the commodities was accompanied by similar declines in selling prices of our products.

Our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector. An exception is the Pryor Facility which will initially sell into the agricultural sector. A significant percentage of the costs to operate process plants, other than costs for raw materials and utilities, are fixed costs. Our long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced.

Approximately 56% of our Chemical Business sales for the first nine months of 2009 were in the industrial and mining markets consisting of:

•	nitric acid, sulfuric acid and anhydrous ammonia sold to industrial customers; and
•	industrial grade AN and nitrogen solutions sold to mining customers.

Most of these sales were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.

During the first nine months of 2009, approximately 75% of our sales into the industrial and mining markets were to customers that have contractual obligations to purchase a minimum annual quantity, or their requirements, or allow us to recover our costs plus a profit, irrespective of the volume of product produced. We expect that many of these mining and industrial customers will take less volume in the remainder of 2009 than in the same period of 2008 due to the downturn in electrical generation, housing, automotive, mining, and other sectors.

For the first nine months of 2009, approximately 44% of our Chemical Business sales were agricultural products, primarily nitrogen fertilizer sold in the agricultural markets including:

•	AN produced at our El Dorado Facility from purchased anhydrous ammonia,
•	UAN produced at our Cherokee Facility from natural gas, and
•	Other fertilizer products sold through our agricultural distribution centers.

The agricultural product sales, unlike the majority of our industrial and mining sales, are sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for the first nine months of 2009 compared to the same period in 2008 is.

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Agricultural	8%	(28)%
Mining	(16)%	(47)%
Industrial acids and other	(17)%	(42)%
Total weighted-average change	(9)%	(38)%

The disproportionate percentage change relating to tons compared to sales dollars for agricultural and mining products is due primarily to declines in prices for most commodities, including natural gas and anhydrous ammonia, as compared to the same period in 2008, resulting in lower selling prices per ton of product sold. The decline in sales dollars for industrial acids is generally due to lower unit selling prices resulting from lower raw material costs and the pass through of lower costs in the sales price pursuant to the supply agreement associated with the Baytown Facility. The reduction in tons sold into the industrial and mining markets is due to a decline in customer demand as the result of the economic downturn. Until the economy begins to rebound, our volume of industrial products will probably remain at the current lower levels.

We produce AN and UAN fertilizers for the agricultural markets. For the first nine months of 2009, demand for fertilizer grade AN was strong resulting in a 40% increase in tons sold. Conversely, the demand for UAN was relatively weak resulting in a 22% decrease in tons sold as compared to the same period in 2008. We believe that the lower shipments of UAN were due to market conditions, including poor weather conditions, a reluctance of distributors to build inventory due to pricing concerns and possibly less nitrogen applied to corn during the spring.

We believe that global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand and that, for 2010, the supply and demand fundamentals for nitrogen fertilizer are favorable.

We expect that volumes and margins for UAN will be weak in the fourth quarter of 2009 compared to 2008 and that there will be a resurgence of demand in the spring of 2010, which should provide for improved margins. Profitability is also contingent upon producing at certain volume levels.

Irrespective of our assumptions, the actual results for agricultural products will depend upon the global and domestic demand for nitrogen fertilizer in addition to traditional seasonal factors. Therefore, we will continue to make changes to our controllable cost structure, as conditions dictate.

The lower tons shipped to the mining sector is a direct result of a decline in mining activity which we expect to continue for the near term. However, the majority of our mining sales are sold pursuant to a contract that provides for annual minimum tons.

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

September 30, 2009	December 31, 2008
(In Millions)
Cash and cash equivalents	$60.2	$46.2
Short-term investments (1)	10.0	-
	$70.2	$46.2

Long-term debt:
2007 Debentures due 2012	$30.4	$40.5
Secured Term Loan due 2012	50.0	50.0
Other	23.1	14.7
Total long-term debt	$103.5	$105.2

Total stockholders’ equity	$153.2	$130.0

(1)  These investments consist of certificates of deposit with a maturity of 13 weeks.

We believe our capital structure and liquidity reflect a reasonably sound financial position. At September 30, 2009, our cash, cash equivalents and short-term investments totaled $70.2 million and our $50 million Working Capital Revolver Loan was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit. At September 30, 2009, the ratio between long-term debt, before the use of cash on hand and short-term investments to pay down debt, and stockholders’ equity was approximately 0.7 to 1 as compared to 0.8 to 1 at December 31, 2008.

For the remainder of 2009, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. We continue to monitor the effects upon our internally generated cash flows of possible declines in expected sales volumes resulting from the uncertainty relative to the current economic downturn and start-up delays of the Pryor Facility.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. As of September 30, 2009, we have acquired $29.6 million aggregate principal amount of these debentures including $10.1 million during the first nine months of 2009 as discussed below under “Authorization to Repurchase 2007 Debentures and Stock.” The repurchases of these debentures were funded by our working capital.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2009 was approximately 3.48%. The Secured Term Loan requires quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2009, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and their non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. Based upon our current projections, we believe that cash, short-term investments and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2009.

Although we do not have any current plans to offer or sell any securities, on September 16, 2009, we announced that we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement, when declared effective by the SEC, would give us the ability to offer and sell up to $200 million of our securities consisting of equity, debt (senior and subordinated), warrants and units, or a combination thereof.

Income Taxes

The utilization of the NOL carryforwards reduced our income tax liabilities in prior years. We utilized our remaining federal NOL carryforwards during 2008. As a result, we are recognizing and paying federal income taxes at regular corporate tax rates, which we expect to continue during the remainder of 2009.

The federal tax returns for 1994 through 2004 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

The estimated annual effective tax rate for 2009 is 39.3%. The tax provision for the third quarter 2009 was $1.3 million, or 55% of pretax income. The tax provision for the third quarter was disproportionately high as a percentage of pretax income primarily due to the impact of filing the federal income tax return during the third quarter of 2009 and the related adjustments necessary to reconcile the completed and filed return with the 2008 estimated tax provision. Additionally, as a result of lower projected taxable income for 2009, we will be limited in the amount of a manufacturing deduction that can be utilized. In 2008, we received the full benefit of this deduction, which resulted in a lower effective tax rate.

Capital Expenditures

General

Cash used for capital expenditures during the first nine months of 2009 was $22.2 million, including $3.2 million primarily for production equipment, and other upgrades for additional capacity in our Climate Control Business, and $18.6 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities, including $6.6 million associated with the Pryor Facility. These capital expenditures were primarily funded from working capital and from secured financing totaling $8.6 million obtained by refinancing certain existing assets.

As discussed below, our current commitment for the remainder of 2009 is approximately $7.2 million. Other capital expenditures for 2009 are believed to be discretionary. In addition, although not approved or committed, we are considering numerous capital expenditures related to both our Chemical and Climate Control Businesses that would utilize a portion of our existing cash on hand, if not separately financed.

Current Commitments

At September 30, 2009, we had committed capital expenditures of approximately $7.2 million for the remainder of 2009. The expenditures included $5.3 million for process and reliability improvements in our Chemical Business, including $2.2 million relating to the Pryor Facility (see discussion below regarding our expected costs to complete the activation of the Pryor Facility). In addition, our commitments included $1.9 million primarily for facilities expansion and upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures, at September 30, 2009, we had planned capital expenditures for the remainder of 2009 in our Chemical Business of approximately $1.9 million and in our Climate Control Business of approximately $2.0 million. These planned expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Chemical Business’ expenditures will likely be funded from internal cash flows and the Climate Control’s expenditures will likely be financed.

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial. Further, if the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities does not meet the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, at this time we are unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at September 30, 2009.

Plant Turnaround Costs

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2009, we currently estimate that we will incur approximately $1.1 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations

As previously reported, we have concerns about the legislation pending in Congress that would regulate green house gas emissions through a cap-and-trade system. While future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Certain events relating to our Chemical Business

Pryor Facility – During the third quarter of 2009, we proceeded with preparations to activate a portion of our previously idled Pryor Facility. One of our subsidiaries is a party to a contract with Koch under which Koch agreed to purchase and distribute substantially all of the UAN produced at the Pryor Facility. The product is priced at market prices less a distribution fee and certain shipping costs.

Currently we anticipate that production at the Pryor Facility will begin in December 2009, barring unforeseen circumstances. When we are in full production, we plan to produce and sell approximately 325,000 tons of UAN and 35,000 tons of anhydrous ammonia annually.

At September 30, 2009, our estimate of the total remaining capital expenditures to activate the Pryor Facility is $2.2 million, which is included in our current commitments discussed above.

We have funded this project from our available cash on hand and working capital.

Bayer Agreement – A subsidiary within our Chemical Business is a party to an agreement with Bayer (“Bayer Agreement”), by which this subsidiary operates the Bayer’s nitric acid plant at Bayer’s Baytown Facility. The Bayer Agreement is for an initial term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer purchases from our subsidiary all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas at a price covering our subsidiary’s costs plus a profit, with certain performance obligations on our subsidiary’s part. Bayer also supplies ammonia, certain utilities, chemical additives and services as required for production of nitric acid at the Baytown Facility.

During 2009, Bayer purchased all of the nitric acid production assets comprising the Baytown Facility (the “Baytown Assets”) from a third party, except certain assets that are owned by our subsidiary (the “EDN Assets”) for use in the production process. Our subsidiary continues to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement.

Pursuant to the terms of the Bayer Agreement, quarterly net sales will decrease by approximately $2.4 million primarily as a result of the elimination of the Baytown Facility’s lease expense in our sales price under the original Bayer agreement that was replaced by the Bayer Agreement. This elimination was the result of Bayer purchasing the Baytown Assets. For 2008, we had sales to Bayer of approximately 19% and 11% of the Chemical Business’ and our consolidated net sales, respectively. For the first nine months of 2009, we had sales to Bayer of approximately 14% and 7% of the Chemical Business’ and our consolidated net sales, respectively.

If there is a change in control of our subsidiary operating the Baytown Facility, Bayer has the right to terminate the Bayer Agreement upon payment to our subsidiary of a termination fee of approximately $6.3 million plus 1.1 times the current net book value of the EDN Assets.

DEF Supply Agreement – As part of the Clean Air Act, the EPA has enacted emissions standards, which will become effective beginning in 2010, that require the further reduction of nitrogen oxide emissions from diesel engines, starting with heavy-duty vehicles. Our subsidiary, Cherokee Nitrogen Company (“CNC”), has developed a product, EarthPure DEFTM, specifically for this application.

In October 2009, CNC signed a long-term agreement with Yara North America, Inc., (“Yara”) to supply diesel exhaust fluid (“DEF”). We anticipate that CNC will begin production of our EarthPure DEFTM in January 2010 to be marketed by Yara under the Yara brand name Air1.

Potential Increase of Imported UAN – A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production is expected to begin in the Caribbean during 2010, and we believe this additional UAN production will be marketed in the United States. Generally, foreign production of UAN products is produced at a lower cost of production than UAN products produced in the United States. During 2008 and the first nine months of 2009, revenues from the sale of UAN products by our Chemical Business was approximately $48 million and $21 million, respectively. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN products beginning in 2010 could have an adverse impact on our revenues and profits from the sale of UAN and fertilizer products.

Fire at Cherokee Facility – As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire.  The fire was immediately extinguished and there were no injuries.  The extent of the damage to the nitric acid plant has been determined; however, the final repair option has not yet been determined. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility.  The Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million property loss deductible. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we have not recognized a loss relating to property damage from this fire but we have recorded a property insurance claim receivable of approximately $1.2 million relating to this event at September 30, 2009.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase the 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $29.6 million aggregate principal face amount of these debentures, including $0.9 million during the third quarter of 2009, at negotiated prices ranging from 72.25% to 91.0% of the face value of the 2007 Debentures. We spent approximately $0.8 million of our working capital to purchase the $0.9 million face amount portion of 2007 Debentures during the third quarter of 2009. As a result, only $30.4 million remains outstanding at September 30, 2009.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. However, we did not acquire any shares of our common stock during the third quarter of 2009.

Universal Shelf Registration Statement

During the third quarter of 2009, our board of directors granted management the authority to file a universal shelf registration statement on Form S-3 with the SEC. The shelf registration statement and related amendment have been filed with the SEC but have not yet become effective as of the date of this report.

Although we do not have any current plans to offer or sell any securities under the shelf registration statement, the shelf registration statement, when declared effective by the SEC, would give us the ability to offer and sell up to $200 million of our securities consisting of common stock, preferred stock, debt (senior and subordinated), warrants, units or a combination thereof. After the shelf registration statement becomes effective, we may offer and sell such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering under the shelf registration statement would be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of the offering. However, these securities may not be sold nor may offers to buy be accepted prior to the time the shelf registration statement becomes effective.

This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during 2009 as a result of their  holdings of preferred stock.

Compliance with Long-Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime's forecast is that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2009.

Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures of which only $30.4 million remains outstanding at September 30 2009, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2009, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at September 30, 2009, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1, which requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2009.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2009 was approximately 3.48%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $62 million at September 30, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $76 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1, both measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2009. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

Golsen Group

The Golsen Group has acquired from an unrelated third party $5,000,000 of the 2007 Debentures. During the first nine months of 2009, we incurred interest expense of $206,250 relating to the debentures held by the Golsen Group, of which $68,750 remains accrued at September 30, 2009. We also paid interest of $137,500 that was accrued at December 31, 2008.

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

During the three months ended September 30, 2009, we had the following changes in accounting estimates, relating primarily to our Climate Control Business:
•	a decrease in our estimated costs to complete a construction contract of $575,000, which contract was substantially completed during the third quarter,
•	a decrease in our inventory shrink reserves of $238,000, and
•	an increase in our accrued vacation of $205,000.

The net effect of these changes in accounting estimates increased income from continuing operations by $608,000 and net income by $371,000 for the nine and three months ended September 30, 2009. In addition, these changes in accounting estimates increased basic and diluted net income per share by $.02 and $.02, respectively, for the nine months ended September 30, 2009 and $.02 and $.02, respectively, for the three months ended September 30, 2009.

Results of Operations

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$136,681	$136,161	$520	0.4%
Hydronic fan coils	38,503	65,701	(27,198)	(41.4	) %
Other HVAC products	31,259	28,441	2,818	9.9%
Total Climate Control	$206,443	$230,303	$(23,860)	(10.4	) %

Gross profit – Climate Control	$72,172	$72,346	$(174)	(0.2	) %

Gross profit percentage – Climate Control (1)	35.0%	31.4%	3.6%

Operating income – Climate Control	$32,146	$31,017	$1,129

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased slightly primarily as a result of a 16% increase in sales of our residential products offset by a decline in sales in our commercial products. During the first nine months of 2009, we continued to maintain a market share leadership position of approximately 40%, based on data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased primarily due to a 41% decrease in the number of units sold and a slight decline in the average unit sales price due to change in product mix. During the first nine months of 2009, we continue to have a market share leadership position based on data supplied by the AHRI;

•	Net sales of our other HVAC products increased primarily as the result of an increase in engineering and construction services completed on construction contracts.

Gross Profit – Climate Control

The minimal decrease in gross profit was primarily the result of lower sales volume in our hydronic fan coils and $1.0 million lower copper hedge gains in the first nine months of 2009 as compared to the same period in 2008; partially offset by a change in product mix, primarily a higher content of geothermal and water source heat pump products that have a higher gross profit percentage, and a decrease in the cost of our raw materials. In addition, our engineering and construction business increased its contribution to gross profit on completed projects and customer change orders. As a result, our gross profit percentage improved 3.6% compared to the same period in 2008. Competitive pressures on product pricing and recent increases in market prices of raw materials, especially steel, copper and aluminum, could impact gross margins negatively going forward, if we are unable to pass these cost increases to our customers in the form of higher sales prices.

Operating Income – Climate Control

Operating income increased primarily as a result of lower operating expenses. Significant changes include lower freight and commission expenses due primarily to reduced sales volume ($2.1 million and $1.6 million, respectively), lower general liability insurance expenses ($0.5 million) primarily as the result of lower claims experience in 2009, lower legal fees ($0.5 million) due primarily to a patent infringement defense in 2008 and other miscellaneous items ($0.1 million) partially offset by higher warranty costs ($1.7 million) primarily due to the increase in sales of our residential heat pump products and the related extended coverage and certain costs incurred associated with specific project installations, an increase in advertising expenses ($1.4 million) as a result of a marketing program launched by one of our subsidiaries, and an increase in personnel costs ($0.7 million) primarily as the result of personnel changes, wage increases and healthcare related expenses.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$87,460	$120,661	$(33,201)	(27.5	) %
Industrial acids and other chemical products	73,165	126,690	(53,525)	(42.2	) %
Mining products	43,464	81,920	(38,456)	(46.9	) %
Total Chemical	$204,089	$329,271	$(125,182)	(38.0	) %

Gross profit – Chemical	$35,091	$37,181	$(2,090)	(5.6	) %

Gross profit percentage – Chemical (1)	17.2%	11.3%	5.9%

Operating income – Chemical	$15,491	$34,487	$(18,996)

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For the first nine months of 2009, overall sales prices for the Chemical Business decreased 33% and the volume of tons sold decreased 9%, compared with the same period in 2008.

•
Sales prices for products produced at the El Dorado Facility decreased 34% related, in part, to the lower cost of raw material, anhydrous ammonia, part of which is passed through to our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Our industrial grade AN is sold to one of our customers pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase from our El Dorado Facility a certain minimum volume of industrial grade AN during the year. This customer ordered less than the contractual minimum quantity of industrial grade AN product that it was required to purchase during the nine months of 2009 contributing to the decline in sales. Pursuant to the terms of the contract, the customer has been invoiced for certain unrecovered fixed costs and profit on the minimum volume not taken through September 30, 2009. The customer has disputed and we are in negotiations with the customer related to a component of the invoiced amount on the minimum volume not taken. The disputed amount totaling $0.8 million has been deferred until such time that an agreement is reached. Additionally, pricing for agricultural nitrogen-based products has decreased due to lower demand that resulted, in part, because of unfavorable weather conditions in certain parts of the United States coupled with falling commodity markets. However, volume at the El Dorado Facility increased 9% or 40,000 tons compared to the same period in 2008 primarily attributable to agricultural AN.

•
Sales prices and volumes for products produced at the Cherokee Facility decreased 39% and 10%, respectively, primarily related to the lower market-driven demand for UAN in the first nine months of 2009. This situation has been compounded by unfavorable weather conditions in Cherokee’s primary market resulting in lower fertilizer application.  Sales prices also decreased with the pass through of our lower natural gas costs in the first nine months of 2009 compared to 2008, under pricing arrangements with certain of our industrial customers.

•
Sales prices decreased approximately 34% for products produced at the Baytown Facility due to lower ammonia costs which is a pass-through component to Bayer. Overall volumes decreased 30% as the result of a decline in customer demand primarily due to the economic downturn. Sales are also lower due to the elimination of a pass-through cost component for lease expense as discussed in ”Liquidity and Capital Resources-Bayer Agreement”. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to the provisions of the Bayer Agreement.

Gross Profit - Chemical

The decrease in gross profit of our Chemical Business is primarily attributable to lower sales volume and lower profit margins on UAN fertilizer due to market conditions. In addition, the Pryor Facility incurred a $1.0 million loss on outstanding firm sales commitments as of September 30, 2009. This decrease was partially offset by higher margins on other products for sales in excess of current market prices due to firm sales commitments made in 2008 when prices were higher. Additionally, we recognized recoveries of precious metals totaling $2.5 million in 2009 compared to $1.3 million during the same period in 2008. We also had $3.2 million higher losses (both realized and unrealized) on natural gas and ammonia hedging contracts in 2008 compared to 2009. During the first nine months of 2008, the Cherokee Facility incurred costs of approximately $5.1 million as the result of unplanned downtime, partially offset in 2009 by the timing of our Turnarounds ($1.2 million) and improved production efficiencies. Overall gross profit as a percentage of sales improved for the first nine months of 2009 compared to the same period in 2008.

Operating Income - Chemical

The decrease of our Chemical Business’ operating income includes the decrease in gross profit of $2.1 million as discussed above. In addition to the $1.0 million loss on the Pryor Facility’s sales commitments discussed above, operating income also includes start-up expenses associated with the Pryor Facility of $11.3 million compared to $1.3 million for the same period in 2008.  During the first nine months of 2008, we recognized other operating income of $7.6 million from a litigation judgment. Excluding the litigation judgment in 2008 and Pryor Facility expenses in both periods, our overall operating percentage improved for the first nine months of 2009 compared to the same period in 2008.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the nine months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$6,006	$9,853	$(3,847)	(39.0	) %

Gross profit – Other	$1,945	$3,140	$(1,195)	(38.1	) %

Gross profit percentage – Other (1)	32.4%	31.9%	0.5%

General corporate expense and other business operations, net	$(9,405)	$(8,158)	$(1,247)

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

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $1.2 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $5.1 million for the first nine months of 2009 compared to $6.4 million for the same period in 2008, a decrease of approximately $1.3 million. This net decrease primarily relates to acquisition of the 2007 Debentures and decrease in the LIBOR rate associated with the Secured Term Loan partially offset by losses associated with our interest rate contracts for the first nine months of 2009 compared to gains for the same period in 2008.

Gain on Extinguishment of Debt

During the first nine months of 2009, we acquired $10.1 million aggregate principal amount of the 2007 Debentures for approximately $8.0 million and recognized a gain on extinguishment of debt of $1.8 million, after expensing the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Non-Operating Other Income, Net

Our non-operating other income, net w as $72,000 for the first nine months of 2009 compared to $1,125,000 for the same period in 2008. The decrease of $1,053,000 relates primarily to higher returns received in 2008 from investments in money market funds.

Provision For Income Taxes

The provision for income taxes for the first nine months of 2009 was $14.1 million compared to $19.8 million for the first nine months of 2008. The resulting effective tax rate for the first nine months of 2009 was 39.6% compared to 37.5% for the same period in 2008.

Three months ended September 30, 2009 compared to Three months ended September 30, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$41,612	$53,692	$(12,080)	(22.5	) %
Hydronic fan coils	12,346	21,475	(9,129)	(42.5	) %
Other HVAC products	13,455	8,187	5,268	64.3%
Total Climate Control	$67,413	$83,354	$(15,941)	(19.1	) %

Gross profit – Climate Control	$24,746	$24,892	$(146)	(0.6	) %

Gross profit percentage – Climate Control (1)	36.7%	29.9%	6.8%

Operating income – Climate Control	$10,942	$9,835	$1,107

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of lower shipments in both commercial and residential products due to the decline in customer orders received during 2009;

•	Net sales of our hydronic fan coils decreased primarily due to a decrease in the number of units sold and lower average unit selling prices due to change in product mix;
•
Net sales of our other HVAC products increased primarily as the result of an increase in engineering and construction services completed on construction contracts and sales of large custom air handlers.

Gross Profit – Climate Control

The slight decrease in gross profit in our Climate Control Business was the result of the lower sales of our geothermal and water source heat pumps and hydronic fan coils as discussed above. Partially offsetting this decline were the following factors:

•
The gross profit percentage improved for our geothermal and water source heat pump products, primarily due to lower raw material costs ($0.8 million) and higher selling prices ($0.3 million) partially offset by lower overhead absorption due to the sales volume decline;

•
Operational improvements and efficiency gains in our engineering and construction business (including approximately $1.1 million relating to customer change orders and project performance improvements) and in our coil manufacturing operations ($0.5 million), and;

•	A $0.4 million gain in copper hedges in the third quarter of 2009 compared to a $0.5 million copper hedge loss in the third quarter of 2008.

Operating Income – Climate Control

Operating income increased primarily due to lower operating expenses partially offset by the aforementioned reduction in gross profit. Significant changes include lower commission and freight expenses ($0.9 million and $0.9 million, respectively) due primarily to reduced sales volume, lower general liability insurance expenses ($0.5 million) primarily as the result of lower claims experience in 2009, and lower legal fees ($0.5 million) due primarily to a patent infringement defense in 2008  partially offset by higher warranty costs ($0.8 million) primarily due to specific project installations and the expansion of our residential geothermal heat pump warranty coverage related to the Energy Star program discussed below, an increase in advertising expenses ($0.7 million) primarily as the result of a marketing program launched by one of our subsidiaries and other miscellaneous items ($0.2 million). The Energy Star program is an international standard for energy efficient consumer products, with product specifications set by the EPA and the Department of Energy.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income (loss) in our Chemical segment for the three months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$26,468	$47,686	$(21,218)	(44.5	) %
Agricultural products	20,289	42,918	(22,629)	(52.7	) %
Mining products	12,961	33,879	(20,918)	(61.7	) %
Total Chemical	$59,718	$124,483	$(64,765)	(52.0	) %

Gross profit – Chemical	$5,662	$5,329	$333	6.2%

Gross profit percentage – Chemical (1)	9.5%	4.3%	5.2%

Operating income (loss) – Chemical	$(3,344)	$1,860	$(5,204)

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For the third quarter of 2009, overall sales prices for the Chemical Business decreased 49% and the volume of tons sold decreased 7%, compared with the same period in 2008.

•
Sales prices for products produced at the El Dorado Facility decreased 46% related, in part, to the lower cost of raw materials, anhydrous ammonia and sulfur, part of which is passed through to our customers pursuant to contacts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Additionally, pricing for agricultural nitrogen based products has decreased due to lower demand that resulted, in part, because of unfavorable weather conditions in certain parts of the United States coupled with falling commodity markets. Volume at the El Dorado Facility decreased 14% or 21,000 tons. The decrease in tons sold was primarily attributable to 31,000 fewer tons of industrial grade AN. Our industrial grade AN is sold to one of our customers pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase from our El Dorado Facility a certain minimum volume of industrial grade AN during the year. This customer ordered less than the contractual minimum quantity of industrial grade AN product that it was required to purchase during the third quarter of 2009 contributing to the decline in sales. Pursuant to the terms of the contract, the customer has been invoiced for certain unrecovered fixed costs and profit on the minimum volume not taken through September 30, 2009. The customer has disputed and we are in negotiations with the customer related to a component of the invoiced amount on the minimum volume not taken. The disputed amount totaling

$0.8 million (which includes approximately $0.5 million for the third quarter of 2009) has been deferred until such time that an agreement is reached.
•
Sales prices for products produced at the Cherokee Facility decreased 50% primarily related to the lower selling prices in the market due to the steep declines in commodities in 2009. Sales prices under pricing arrangements with certain of our industrial and mining customers decreased with the pass through of our lower natural gas costs in the third quarter of 2009 compared to 2008. Sales volumes at the Cherokee Facility increased nominally compared to the third quarter of 2008.

•
Sales prices decreased approximately 51% for products produced at the Baytown Facility due to lower ammonia costs which is a pass through to the customer. Overall volumes decreased 7% as the result of a decline in customer demand primarily due to the economic downturn. Sales are also lower due to the elimination of a pass-through cost component for lease expense as discussed above in ”Liquidity and Capital Resources-Bayer Agreement”. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to the cost provisions of the Bayer Agreement.

Gross Profit - Chemical

As discussed above under “Overview-Chemical Business,” the $0.3 million increase in gross profit of our Chemical Business is primarily attributable to a $6.5 million reduction of realized and unrealized losses on natural gas hedging contracts in the third quarter of 2009 compared to the third quarter of 2008 and $2.7 million relating to improvements in production efficiencies, due in part, to an unplanned downtime at the Cherokee Facility during the third quarter of 2008. These increases were partially offset by lower margins of $6.5 million on nitrogen-based fertilizer products, an increase of $1.2 million of Turnaround expenses primarily as the result to the timing of these Turnarounds, and a $1.0 million loss on the Pryor Facility’s outstanding firm sales commitments at September 30, 2009. Overall gross profit as a percentage of sales improved in the third quarter of 2009 compared to the same period in 2008.

Operating Income (Loss) - Chemical

The decrease of our Chemical Business’ operating income primarily relates to the start-up expenses associated with the Pryor Facility of $6.1 million compared to $0.4 million in 2008 partially offset by the increase in gross profit as discussed above. See additional discussions above concerning the Pryor Facility under “Liquidity and Capital Resources - Pryor Facility.” Excluding Pryor Facility expenses, our overall operating income percentage improved for the third quarter of 2009 as compared to the same period in 2008.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the three months ended September 30,

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$647	$3,083	$(2,436)	(79.0	) %

Gross profit – Other	$245	$948	$(703)	(74.2	) %

Gross profit percentage – Other (1)	37.9%	30.7%	7.2%

General corporate expense and other business operations, net	$(3,328)	$(3,005)	$(323)

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to lower demand for new industrial machinery as a result of the present global economic conditions and downturn in capital equipment spending.

Gross Profit - Other

The decrease in gross profit classified as “Other” is due primarily to the decrease in sales as discussed above. The increase in the gross profit percentage is due primarily to the recognition of unrealized losses on foreign exchange contracts in the third quarter of 2008.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $0.3 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above partially offset by a decrease of $0.4 million in professional fees due primarily to legal fees incurred in the third quarter of 2008 on various litigation matters.

Interest Expense

Interest expense was $2.2 million for the third quarter of 2009 compared to $2.6 million for the same period in 2008, a decrease of approximately $0.4 million. This net decrease primarily relates to acquisition of the 2007 Debentures and decrease in the LIBOR rate associated with the Secured Term Loan partially offset by an increase in losses associated with our interest rate contracts.

Provision For Income Taxes

The provision for income taxes for the third quarter of 2009 was $1.3 million compared to $2.4 million for the third quarter of 2008. The resulting effective tax rate for the third quarter of 2009 was 55% compared to 36.5% for the same period in 2008. The tax provision for the third quarter of 2009 was disproportionately high as a percentage of pretax income primarily due to the impact of filing the federal income tax return during the third quarter of 2009 and the related adjustments necessary to reconcile the completed and filed return with the 2008 estimated tax provision. Additionally, as a result of lower projected taxable income for 2009, we will be limited in the amount of the domestic manufacturer’s deduction that can be utilized. Historically, we have received the full benefit of this deduction, which resulted in a lower effective tax rate.

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

For the first nine months of 2009, net cash provided by continuing operating activities was $48.0 million, including net income plus depreciation and amortization, deferred income taxes, provision for losses on firm sales commitments, gain on extinguishment of debt, realization of losses on inventory and other adjustments and cash provided by the following significant changes in assets and liabilities.

Accounts receivable decreased $11.9 million including:

•
a decrease of $8.8 million in the Climate Control Business due, in part, to the decrease in sales relating to our geothermal and water source heat pumps and hydronic fan coil  products and an improvement in the timing of collections,

•
a net decrease of $1.7 million in the Chemical Business primarily as the result of lower sales prices and tons sold from our Cherokee Facility partially offset by an increase in sales volume in September 2009 compared to December 2008 at the Baytown Facility, and

•	a decrease of $1.3 million in the industrial machinery business due primarily to a decrease in sales of large machinery.

Inventories decreased $16.4 million including:

•	a decrease of $14.2 million in the Chemical Business primarily relating to the El Dorado Facility due to the decline in costs of our raw material feedstocks and an increase in sales volume of AN and
•	a decrease of $2.3 million in the Climate Control Business due primarily to the decrease in certain raw material purchases associated with our fan coil and custom large air handler products.

Other supplies and prepaid items increased $0.2 million including;

•	an increase of $1.4 million relating to estimated income tax payments in excess of our estimated current income tax obligations and
•	an increase of $1.4 million of prepaid advertising costs associated with a marketing program launched by our Climate Control Business, partially offset by
•	a decrease of $2.5 million of prepaid insurance as the result of recognizing the related insurance expense for the first nine months of 2009.

Accounts payable decreased $9.0 million including:

•	a decrease of $6.1 million in the Climate Control Business primarily as the result of a reduction in raw material purchases and a decrease in certain raw material costs and
•
a net decrease of $2.5 million in the Chemical Business due, in part, to the decrease in costs of our raw material feedstocks and the timing of maintenance projects performed at the El Dorado Facility partially offset by increased start-up costs at the Pryor Facility.

Customer deposits decreased $2.3 million primarily as the result of the shipment of products associated with these deposits that included:

•	a decrease of $1.1 million in the Chemical Business,
•	a decrease of $0.7 million in the Climate Control Business, and
•	a decrease of $0.5 million in our industrial machinery business.

Deferred rent expense decreased $1.4 million as the result of the scheduled lease payments during 2009 exceeding the rent expense recognized on a straight-line basis. The scheduled lease payments ended in June 2009 when the original Bayer agreement was replaced by the current Bayer Agreement.

The decrease in other current and noncurrent liabilities of $7.4 million includes primarily:

•	a decrease in the fair value of commodities contracts of $5.1 million associated with contracts settled during the first nine months of 2009,
•
a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.9 million primarily due to costs incurred during the first nine months of 2009 associated with these construction contracts,

•	a decrease in accrued commissions of $1.5 million due primarily to lower sales volume in related distribution channels, and
•
a decrease in accrued income taxes of $1.0 million due primarily to payments made to the taxing authorities partially offset by the recognition of income taxes for the first nine months of 2009, partially offset by

•	an increase in accrued property and franchise taxes of $1.2 million primarily as the result of the recognition of property and franchise taxes for the first nine months of 2009 and
•
an increase in accrued warranty costs of $0.9 million due primarily to specific project installations and the expansion of our residential geothermal heat pump warranty coverage relating to our Climate Control Business.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first nine months of 2009 was $31.6 million that consisted primarily of $22.2 million for capital expenditures of which $3.2 million and $18.6 million are for the benefit of our Climate Control and Chemical Businesses, respectively. In addition, we invested $10.0 million in short-term investments consisting of certificates of deposit with a maturity of 13 weeks.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities for the first nine months of 2009 was $2.3 million that primarily consisted of $8.0 million used for the acquisition of $10.1 million aggregate principal amount of the 2007 Debentures and payments on short-term financing and on other long-term debt totaling $3.8 million partially offset by net proceeds from other long-term debt of $8.6 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At September 30, 2009, our investment was $3.8 million. For the first nine months of 2009, distributions received from this Partnership were approximately $0.6 million and our equity in earnings was approximately $0.7 million. As of September 30, 2009, the Partnership and general partner to the Partnership are indebted to a term lender (“Lender”) of the Project for approximately $2.5 million with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our Form 10-K for the year ended December 31, 2008 and in our Form 10-Qs for the quarterly periods ended March 31, 2009 and June 30, 2009, we had certain contractual obligations at each respective date, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

Under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended September 30, 2009:

•	our contractual obligations relating to futures/forward contracts were $3.8 million as of September 30, 2009 and
•	our committed capital expenditures were approximately $7.2 million for the remainder of 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2009, we had $1.3 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At September 30, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through December 2009 at a weighted-average cost of $1.93 per pound ($1.4 million) and a weighted-average market value of $2.82 per pound ($2.1 million).  Also our Chemical Business had purchase commitments under natural gas contracts for approximately 221,000 MMBtu of natural gas through December 2009 at a weighted-average cost of $10.52 per MMBtu ($2.3 million) and a weighted-average market value of $4.79 per MMBtu ($1.1 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts. At September 30, 2009, we had no commitments under these contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2009, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At September 30, 2009, the fair value of these contracts (unrealized loss) was $2.1 million.

As of September 30, 2009 and December 31, 2008, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $28.0 million and $41.9 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During July 2009, we outsourced our internal audit functions to an independent third party experienced in internal auditing.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

our Chemical Business’ sales in the industrial, mining and agricultural sectors for the remainder of the year will continue to be affected by the overall economic conditions; our Chemical Business continues to focus on growing our non-seasonal industrial customer base with an emphasis on customers accepting the risk inherent with raw material costs, while at the same time, maintaining a strong presence in the seasonal agricultural sector; our Chemical Business’ long-term strategy includes optimizing production efficiency of our facilities, thereby lowering the fixed cost of each ton produced; many of the Chemical Business’ mining and industrial customers will take less volume in the remainder of 2009 than in the same period of 2008 due to the downturn in electrical generation, housing, automotive, mining, and other sectors; until the economy begins to rebound, our volume of Chemical Business’ industrial products will probably remain at the current lower levels; global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen demand and that, for 2010, the supply and demand fundamentals for nitrogen fertilizer are favorable; volumes and margins for UAN will be weak in the fourth quarter of 2009 compared to 2008 and that there will be a resurgence of demand in the spring of 2010, which should provide for improved margins and profitability, but is also contingent upon producing at certain volume levels; the Chemical Business to continue to make changes to our controllable cost structure, as conditions dictate; lower tons shipped to the mining sector to continue for the near term; the amount for Turnarounds to be performed during the remainder of 2009; future emission regulations or new laws appear likely relating to the Chemical Business; the amount of quarterly net sales decrease as a result of the elimination of the Baytown Facility’s lease expense in our sales price under the original Bayer agreement that was replaced by the Bayer Agreement; CNC producing our EarthPure DEFTM in January 2010 to be marketed by Yara under the Yara brand name Air1; significant additional UAN production to begin in the Caribbean during 2010 and this additional UAN production will be marketed in the United States; the Pryor Facility to be in production in December 2009; the Pryor Facility to produce anhydrous ammonia and UAN from natural gas; the amount of product to be produced and sold annually by the Pryor Facility; the total remaining capital expenditures to activate the Pryor Facility; lower sales volumes for most of our Climate Control products for the remainder of 2009, as compared to 2008 and to the first half of 2009; our Climate Control’s results for the first nine months of 2009 are not sustainable in the fourth quarter of 2009 and possibly into early 2010; shipping substantially all of the Climate Control orders in our backlog within the next twelve months; continued slowness in our Climate Control Business’ results in the short-term; the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products over time; competitive pressures on product pricing and recent increases in market prices of raw materials, especially steel, copper and aluminum, could impact gross margins negatively going forward, if we are unable to pass these cost increases to our customers in the form of higher sales prices; our capital structure and liquidity reflect a reasonably sound financial position; for the remainder of 2009, our primary cash needs will be for working capital and capital expenditures; the ability to offer and sell up to $200 million of our securities pursuant to the shelf registration statement, when declared effective by the SEC; we and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations; we continue to monitor the effects upon our internally generated cash flows of possible declines in expected sales volumes resulting from the uncertainty relative to the current economic downturn and start-up delays of the Pryor Facility; based upon our current projections, our cash, short-term investments and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2009; recognizing and paying federal income taxes at regular corporate tax rates during the remainder of 2009; as a result of lower projected taxable income for 2009, we will be limited in the amount of a manufacturing deduction that can be utilized; the amount of committed and planned capital expenditures for the remainder of 2009, the segments they relate to, and how they are funded; not paying cash dividends on our outstanding common stock in the near future; and ThermaClime able to meet all financial covenant requirements for the remainder of 2009.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to:

a decline in general economic conditions, both domestic and foreign; material reduction in revenues; material changes in interest rates; ability to collect in a timely manner a material amount of receivables; increased competitive pressures; changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such; additional releases (particularly air emissions) into the environment; material increases in equipment, maintenance, operating or labor costs not presently anticipated by us; the requirement to use internally generated funds for purposes not presently anticipated; the inability to pay or secure additional financing for planned capital expenditures; material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel; changes in competition; the loss of any significant customer; changes in operating strategy or development plans; inability to fund the working capital and expansion of our businesses; changes in the production efficiency of our facilities; adverse results in any of our pending litigation; activating operations at the Pryor Facility; inability to obtain necessary raw materials; and other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our 10-K for year ended December 31, 2008 and in Item 1 of Part II of our Forms 10-Q for the quarters ended March 31, 2009 and June 30, 2009, except for the following material developments in connection with such proceedings that occurred during the third quarter of 2009:

Securities and Exchange Commission

We have previously disclosed that the SEC was conducting an informal inquiry of us relating to the change in inventory accounting from LIFO to FIFO during 2004 involving approximately $500,000 by one of our subsidiaries, which change resulted in the restatement of our financial statements for each of the three years in the period ended December 31, 2004 and our March 31, 2005 and June 30, 2005 quarterly financial statements. During April 2008, the staff of the SEC delivered a formal Wells Notice to us informing us that the staff has preliminarily decided to recommend to the SEC that it institute a civil enforcement action against us in connection with the above described matter. All assertions against us involve alleged violations of Section 13 of the 1934 Act and did not assert allegations of fraudulent conduct nor seek a monetary civil fine against us. In addition, the SEC also made assertions against our former principal accounting officer, Jimmie D. Jones, based on Section 13 of the 1934 Act, and the SEC staff delivered a Wells Notice to him and stated its intention to recommend civil proceedings against him. Our former principal accounting officer resigned as principal accounting officer, effective August 15, 2008, but remains with the Company as a senior vice president and treasurer in charge of lending compliance and cash management and involved in our banking relationships, acquisitions and corporate planning.

We reached an agreement with the SEC in settlement of the above-described action, and on July 17, 2009, the SEC entered an order pursuant to the agreement, resolving the SEC inquiry. Under the order, LSB has agreed not to violate Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934, as amended, and Rules 13a-1 and 13a-13 thereunder. We consented to this order without, and the order provides that we are not, admitting or denying any wrongdoing. The SEC’s order contains no finding of securities fraud or violation of any anti-fraud provision of the federal securities laws and related SEC rules. Under the terms of the order, we are not required to pay any fines or monetary penalties in connection with this matter.

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

MEI Drafts

Cromus, as an assignee of Masinexportimport Foreign Trade Company (“MEI”), filed a lawsuit against us, our subsidiary, Summit Machine Tool Manufacturing Corp. (“Summit”), certain of our other subsidiaries, our chief executive officer and another officer of our Company, Bank of America, and others, alleging that it was owed $1,533,000, plus interest from 1990, in connection with Cromus’ attempted collection of ten non-negotiable bank drafts payable to the order of MEI, plus additional amounts for failure to purchase equipment and punitive damages. During May 2008, the court dismissed the complaint against us and our subsidiaries and our officers (including our Chief Executive Officer). Cromus appealed this dismissal against our subsidiaries and our officers.  During the third quarter of 2009, our subsidiary paid $75,000 to plaintiff in full settlement of this matter, and plaintiff dismissed its appeal.

Fire at Bryan, Texas Chemical Distribution Center

On July 30, 2009, an agricultural distribution center located in Bryan, Texas (“Bryan Center”), owned and operated by our Chemical Business, was destroyed by fire, resulting in the cessation of operations at this center. As a result of the fire, local authorities evacuated certain areas around Bryan and College Station, Texas, and a number of individuals were treated at the local hospital emergency room and released. As a result of the fire, our Chemical Business is a party to several lawsuits (including one class action lawsuit) and has been threatened with other potential litigation. Our general liability and pollution insurance carrier, Chartis (an insurance unit of AIG), was immediately notified and is actively involved in the handling of this matter. Chartis is defending and indemnifying us and our Chemical Business in connection with claims arising from the fire under a reservation of rights. We have been advised by our insurance counsel that there is only a remote risk that Chartis would exercise the coverage defenses under its reservation of rights. The deductible under our applicable insurance policies relating to this matter total $250,000, which costs we have already incurred. As a result, we believe our insurance should be adequate to cover any currently foreseeable losses and claims arising from the fire.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the quarter ended June 30, 2009 for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K and Form 10Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2009, the Company and affiliated purchasers, as defined, purchased its 2007 Debentures as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
July 1, 2009 - July 31, 2009	-	$-	-

August 1, 2009 - August 31, 2009	900	$910.00	900

September 1, 2009 - September 30, 2009	-	$-	-
Total	900	$910.00	900	30,400

(A)  One unit represents a $1,000 principal amount of the debenture.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

3(ii)	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, which the Company hereby incorporates by reference from Exhibit 3(ii) to the Company’s Form 8-K, filed August 26, 2009.

10.1
Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF SUCH REQUEST.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of November 2009.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer