Form 10-K
period 2009-12-31
LSB INDUSTRIES INC
filed 2010-03-08
CIK 60714

LSB Industries, Inc.

Form 10-K (12-31-2009)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer [  ] Accelerated filer [X]

Non-accelerated filer [  ] Smaller reporting company [  ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2009, was approximately $227 million. As a result, the Registrant is an accelerated filer as of December 31, 2009. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2009. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 28, 2010, the Registrant had 21,226,063 shares of common stock outstanding (excluding 4,143,362 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

PART I

ITEM 1.  BUSINESS

General

LSB Industries, Inc. (the "Company", “Registrant”, “LSB”, "We", "Us", or "Our") was formed in 1968 as an Oklahoma corporation, and became a Delaware corporation in 1977. We are a diversified holding company. Our wholly-owned subsidiary, ThermaClime, Inc. (“ThermaClime”) through its subsidiaries, owns substantially all of our core businesses consisting of the:

•
Climate Control Business engaged in the manufacturing and selling of a broad range of heating, ventilation and air conditioning (“HVAC”) products for the niche markets we serve. These products are used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems.

•
Chemical Business engaged in the manufacturing and selling of nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the agricultural, industrial, and mining markets.

Certain of our other subsidiaries outside of ThermaClime own facilities and operations, including our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”), within our above described core businesses.

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

Our Chemical Business has three chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”) and Baytown, Texas (the “Baytown Facility”). Our products include fertilizer and industrial grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), nitric acid in various concentrations, nitrogen solutions and various other products. Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors, and we believe our Chemical Business has established leading regional market positions, a key element in the success of this business.

In addition as discussed below under “Chemical Business - Agricultural Products,” during 2009, we activated a portion of our previously idled Pryor Facility. We encountered numerous unanticipated delays, but began production of anhydrous ammonia in January 2010, however at production rates lower than our targeted rates. Anhydrous ammonia is the initial feedstock for the production of UAN.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Current State of the Economy

Since our two business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - The downturn in commercial and residential construction has had a significant adverse effect on our Climate Control Business’ product order level and sales in 2009.  Based upon published reports of leading indicators, including the Construction Market Forecasting Service published by McGraw-Hill Construction Research & Analytics, a business unit of the McGraw-Hill Companies (“McGraw-Hill”), and the national architecture billings index published by the American Institute of Architects (“AIA”), the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction during 2010.  Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we can not predict the impact these programs will have on our business.

Chemical Business - In our Chemical Business, approximately 60% of our 2009 sales were into industrial and mining markets. Approximately 75% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. It is unclear to us how these markets will respond in 2010 but it appears that market demand for these products could be flat to slightly up for the first half of 2010.

The remaining 40% of our Chemical Business 2009 sales were made into the agricultural fertilizer markets to customers that do not purchase pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of, and the demand, for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. The current outlook remains uncertain but most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell.  However, it is possible that the fertilizer outlook could be adversely affected by lower grain prices, unanticipated spikes in natural gas prices, or unfavorable weather conditions.

See further discussion relating to the economy under various risk factors under Item 1A of this Part 1 and “Overview-Economic Conditions” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this report.

Website Access to Company's Reports

Our internet website address is www.lsb-okc.com.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website within a reasonable amount of time after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating income (loss) and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 22 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems. These products are for use in commercial and residential HVAC systems. Our products are currently installed in some of the most recognizable commercial developments in the country, including Prudential Tower, Rockefeller Plaza, Trump Tower, and Time Warner Center and many others. In addition, we have a significant presence in the lodging industry with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. We also have a substantial share of resort destinations in Las Vegas where we have units installed in over 70,000 rooms for a number of premier properties, including the MGM Grand, Luxor, Venetian, Treasure Island, Bellagio, Mandalay Bay, Caesar’s Palace, Monte Carlo, Mirage, Golden Nugget, Hard Rock, Wynn resorts, and many others. During 2009, our Climate Control Business saw a significant decline in sales associated with the lodging industry due to the economic downturn.

The following table summarizes net sales information relating to our products of the Climate Control Business:

2009	2008	2007
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	68%	61%	58%
Hydronic fan coils	17%	27%	30%
Other HVAC products	15%	12%	12%
	100%	100%	100%
Percentage of LSB’s consolidated net sales:
Geothermal and water source heat pumps	34%	25%	28%
Hydronic fan coils	9%	11%	15%
Other HVAC products	7%	5%	6%
	50%	41%	49%

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

We believe that tax credits and incentives, and certain planned direct spending by the federal government contained in the American Reinvestment and Recovery Act of 2009, could stimulate sales of our geothermal heat pump products, as well as other products that could be used to modernize federally owned and operated buildings, military installations, public housing and hospitals. Also see discussion concerning Advanced Manufacturing Energy Credits awarded to two of our subsidiaries under “Liquidity and Capital Resources - Capital Expenditures” of Item 7 of Part II of this report.

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

Our Climate Control Business has also developed the use of geothermal heat pumps in residential and commercial applications. Geothermal systems, which circulate water and antifreeze through an underground heat exchanger, are among the most energy efficient systems currently available in the market. We believe the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, as well as tax incentives that are available to builders and homeowners when installing geothermal systems, will continue to increase demand for our geothermal products. We specifically target the commercial and institutional markets, as well as single-family new construction, renovation and replacements.

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

Geothermal and Water Source Heat Pump and Hydronic Fan Coil Market

We estimate the annual United States market for geothermal and water source heat pumps and hydronic fan coils was approximately $600 million in 2009 based on December 2009 data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”). Levels of repair, replacement, and new construction activity generally drive demand in these markets. However, this market is being impacted by the current economic conditions.

Production, Capital Investments and Backlog

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. In addition, most of the customer product orders are placed well in advance of required delivery dates.

During 2009, we invested approximately $6.4 million in additional property, plant and equipment primarily relating to production equipment and other upgrades for additional capacity relating to our Climate Control Business.

As of December 31, 2009, we have committed to spend an additional $1.3 million primarily for facilities expansion and upgrades and production equipment in 2010. Our investment in the Climate Control Business will continue if customer product order intake levels warrant such investment. These investments have and will increase our capacity to produce and distribute our Climate Control products. Additional investments will depend upon our long-term outlook for the economic conditions that might affect our markets. See discussions under “Liquidity and Capital Resources-Capital Expenditures” of Item 7 of Part II of this report, including Advanced Manufacturing Energy Credits awarded to two of our subsidiaries.

As of December 31, 2009 and 2008, the backlog of confirmed customer product orders (purchase orders from customers that have been accepted and received credit approval) for our Climate Control Business was approximately $32.2 million and $68.5 million, respectively. The decrease in our backlog is primarily the result of lower product order levels during 2009 in all major product categories and markets due to the economic downturn. At December 31, 2009, included within our reported backlog is a confirmed order for approximately $3.2 million that has been placed on hold by the customer pending refinancing arrangements. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders and we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months.

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

2009	2008	2007
Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	23%	20%	19%
LSB’s consolidated net sales	11%	9%	9%

Market

Our Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings, and on the residential construction industry and existing homes for both new and replacement markets relating to their geothermal products.

Raw Materials

Numerous domestic and foreign sources exist for the materials used by our Climate Control Business, which materials include copper, compressors, steel, aluminum, electric motors, and valves. Periodically, our Climate Control Business enters into futures contracts for copper. We do not anticipate any difficulties in obtaining necessary materials for our Climate Control Business. Although we believe we will be able to pass to our customers the majority of any raw material cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials. While we believe we will have sufficient sources for materials, a shortage of raw materials could impact production of our Climate Control products.

Regulatory Matters

The American Reinvestment and Recovery Act of 2009 contains significant incentives for the installation of our geothermal products. Also see discussion concerning Advanced Manufacturing Energy Credits awarded to two of our subsidiaries under “Liquidity and Capital Resources - Capital Expenditures” of Item 7 of Part II of this report.

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

Continue to Introduce New Products

Based on business plans and key objectives submitted by our subsidiaries within our Climate Control Business, we expect to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business.

Chemical Business

General

Our Chemical Business manufactures products for three principal markets:

•	anhydrous ammonia, fertilizer grade AN, UAN, and ammonium nitrate ammonia solution (“ANA”) for the agricultural applications,
•	concentrated, blended and regular nitric acid, mixed nitrating acids, metallurgical grade anhydrous ammonia, sulfuric acid, and high purity AN for industrial applications, and
•	industrial grade AN and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

2009	2008	2007
Percentage of net sales of the Chemical Business:
Industrial acids and other chemical products	37%	38%	33%
Agricultural products	41%	36%	41%
Mining products	22%	26%	26%
	100%	100%	100%
Percentage of LSB’s consolidated net sales:
Agricultural products	20%	20%	20%
Industrial acids and other chemical products	18%	22%	16%
Mining products	11%	15%	13%
	49%	57%	49%

Market Conditions for Chemical Business

We discuss below certain details of our agricultural products, industrial acids and other chemical products, mining products, major customers, raw materials and other sales and industry issues affecting our Chemical Business.

As discussed in more detail under “Overview-Economic Conditions” of the MD&A contained in this report, we are unable to definitively assess the impact to our Chemical Business’ sales level as a result of the current economic recession. At this time based upon information from our sales personnel, it appears that the market demand for our industrial acids and mining products will be flat to slightly up, for the first half of 2010, and the nitrogen fertilizer supply and demand fundamentals appear to be favorable.  However, it is possible that the fertilizer outlook could be adversely affected by lower grain prices, unanticipated spikes in natural gas prices, or unfavorable weather conditions.

Agricultural Products

Our Chemical Business produces AN at the El Dorado Facility and anhydrous ammonia, UAN, and ANA at the Cherokee Facility; all of which are nitrogen based fertilizers. The Cherokee Facility also has the ability to produce agricultural grade AN. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics, which produce agronomic preferences among end users. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States, which are in relatively close proximity to the El Dorado and Cherokee Facilities. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past few years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. The El Dorado Facility produces a high performance AN fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. Our subsidiary, El Dorado Chemical Company (“EDC”) establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and our subsidiary, Cherokee Nitrogen Company (“CNC”) sells directly to agricultural customers.

During 2009, we proceeded to activate a portion of our previously idled Pryor Facility. We encountered numerous unanticipated delays, but began production of anhydrous ammonia in January 2010, which is the initial feedstock for the production of UAN, however at production rates lower than our targeted rates. We are continuing to produce and store anhydrous ammonia while we are activating the Urea plant. The start up of the Urea plant has encountered delays as discussed under “Overview-Chemical Business” of Item 7 of Part II of this report. At the Pryor Facility, natural gas is a primary raw material for producing UAN and anhydrous ammonia. When producing at a sustained level, we expect the Pryor Facility to produce and sell at an annualized rate of approximately 325,000 tons of UAN and 35,000 tons of anhydrous ammonia.

One of our subsidiaries, Pryor Chemical Company (“PCC”), is a party to a contract with Koch Nitrogen Company (“Koch”) under which Koch agreed to purchase and distribute substantially all of the UAN produced at the Pryor Facility. Pursuant to the terms of the contract, the UAN will be priced at market prices less a distribution fee and certain shipping costs where applicable.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, fuel additives, emission control, and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, ordnance, and other chemical products. In addition, at the El Dorado Facility, we produce and sell blended and regular nitric acid and we are a niche market supplier of sulfuric acid, primarily to the region’s key paper and related chemical manufacturers. At the Cherokee Facility, we are also a niche market supplier of industrial and high purity ammonia for many specialty applications, including chemicals to reduce air emissions from power plants. As discussed below under “Introduction of New Product” of this Item 1, as of January 2010, the Cherokee Facility began producing and selling diesel exhaust fluid.

We compete based upon service, price, location of production and distribution sites, product quality and performance. We also believe we are the largest domestic merchant marketer of concentrated and blended nitric acids and provide inventory management as part of the value-added services offered to certain customers.

The Baytown Facility is one of the two largest nitric acid manufacturing units in the United States, with demonstrated capacity exceeding 1,350 short tons per day. The majority of the Baytown Facility’s production is sold to Bayer Material Science LLC (“Bayer”) pursuant to a long-term contract. See discussion below under “Bayer Agreement” of this Item 1 concerning the replacement of the original Bayer agreement with a new agreement in 2009.

Mining Products

Our Chemical Business manufactures industrial grade AN at the El Dorado Facility and 83% AN solution at the Cherokee Facility for the mining industry. Effective January 1, 2010, EDC is a party to a long-term cost-plus supply agreement. Under this supply agreement, EDC supplies Orica International Pte Ltd.  with a significant volume of industrial grade AN per year for a term through December 2014. This new agreement replaces EDC’s previous agreement to supply industrial grade AN to Orica USA, Inc. (“Orica”).

Major Customers

The following summarizes net sales to our major customers relating to our products of the Chemical Business:

2009	2008	2007
Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	14%	19%	15%
LSB’s consolidated net sales	7%	11%	7%

Net sales to Orica as a percentage of:
Net sales of the Chemical Business	14%	19%	19%
LSB’s consolidated net sales	7%	11%	9%

Raw Materials

The products our Chemical Business manufacture are primarily derived from the following raw material feedstocks: anhydrous ammonia, natural gas and sulfur.  These raw material feedstocks are commodities, subject to price fluctuations.

The El Dorado Facility purchases approximately 200,000 tons of anhydrous ammonia and 50,000 tons of sulfur annually and produces and sells approximately 470,000 tons of nitrogen-based products and approximately 150,000 tons of sulfuric acid per year. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. because anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of anhydrous ammonia, EDC purchases a majority of its anhydrous ammonia requirements for its El Dorado Facility through December 2012 from this supplier. Periodically, we will enter into futures/forward contracts to economically hedge certain of the anhydrous ammonia requirements. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract. Prices for anhydrous ammonia were volatile during 2009, ranging from $125 to $355 per metric ton. During 2009, the average prices for sulfur ranged from minimal to $30 per long ton.

The Cherokee Facility normally consumes 5 to 6 million MMBtu’s of natural gas annually and produces and sells approximately 300,000 to 370,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for anhydrous ammonia. The Cherokee Facility’s natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into futures/forward contracts to economically hedge certain of the natural gas requirements. Natural gas prices continue to exhibit volatility. In 2009, daily spot prices per MMBtu, excluding transportation, ranged from $1.87 to $6.08. Periodically, the Cherokee Facility purchases anhydrous ammonia to supplement its annual production capacity of approximately 175,000 tons. Anhydrous ammonia can be delivered to Cherokee Facility by truck, rail or barge.

The Baytown Facility typically consumes more than 100,000 tons of purchased anhydrous ammonia per year. The majority of the Baytown Facility’s production is sold to Bayer pursuant to a long-term contract that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. See discussion concerning a new long-term contract below under “Bayer Agreement” of this Item 1.

Spot anhydrous ammonia, natural gas and sulfur costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:

•	ammonia based upon the low Tampa metric price per ton as published by Fertecon and FMB Ammonia reports,
•	natural gas based upon the daily spot price at the Tennessee 500 pipeline pricing point, and
•	sulfur based upon the average quarterly Tampa price per long ton as published in Green Markets.

Ammonia Price Per Metric Ton	Daily Spot Natural Gas Prices Per MMBtu	Sulfur Price Per Long Ton
	High	Low	High	Low	High	Low
2009	$355	$125	$ 6.08	$1.87	$ 30	minimal
2008	$931	$125	$13.16	$5.36	$617	$150
2007	$460	$295	$10.59	$5.30	$112	$ 56

As of March 1, 2010, the published price, as described above, for ammonia was $450 per metric ton and natural gas was $4.75 per MMBtu. The average quarterly price per long ton for sulfur was $90 per long ton.

See discussion above under “Agricultural Products” of this Item 1 concerning our previously idled Pryor Facility that began production of anhydrous ammonia in 2010.

Sales Strategy

Our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing arrangements that provide for the pass through of raw material costs in order to minimize the impact of the uncertainty of the sales prices of our products in relation to the cost of anhydrous ammonia, natural gas and sulfur. These pricing arrangements help mitigate the volatility risk inherent in the raw material feedstocks of natural gas, anhydrous ammonia and sulfur. For 2009, approximately 60% of the Chemical Business’ sales were into industrial and mining markets.  Approximately 75% of our industrial and mining sector sales were made pursuant to these types of arrangements. The remaining 40% of our 2009 sales are primarily into agricultural markets at the price in effect at time of shipment. However, we enter into futures/forward contracts to economically hedge the cost of natural gas and anhydrous ammonia for the purpose of securing the profit margin on a significant portion of our sales commitments with firm sales prices in our Chemical Business.

The sales prices of our agricultural products have only a moderate correlation to the anhydrous ammonia and natural gas feedstock costs and reflect market conditions for like and competing nitrogen sources. This can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Our primary efforts to improve the results of our Chemical Business include maximizing the production at our Chemical facilities and emphasizing our marketing efforts to customers that will accept the volatility risk inherent with natural gas and anhydrous ammonia, while maintaining a strong presence in the agricultural sector. In addition, see our discussion above under “Agricultural Products” of this Item 1 concerning the production of anhydrous ammonia that began at the Pryor Facility in 2010.

Bayer Agreement

During October 2008, subsidiaries within our Chemical Business, El Dorado Nitric Company (“EDN”) and EDC, entered into a new Nitric Acid Supply Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer, replacing a previous agreement between EDN, EDC and Bayer entered into during 1997. The Bayer Agreement became effective on June 24, 2009, and is for an initial term of five years, with certain renewal options.

Under the terms of the Bayer Agreement, Bayer purchases all of its requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas from EDN at a price covering EDN’s costs plus a profit, with certain performance obligations on EDN’s part. EDN purchases from Bayer ammonia, certain utilities, chemical additives and services as required for production of nitric acid at the Baytown Facility.

On June 23, 2009, Bayer purchased all of the nitric acid production assets comprising the Baytown Facility (the “Baytown Assets”) from a third party, except certain assets that are owned by EDN for use in the production process. EDN continues to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement.

Pursuant to the terms of the Bayer Agreement, annual net sales after June 30, 2009 will decrease by approximately $9.7 million primarily as a result of the elimination of the Baytown Facility’s lease expense, which was included in our sales price under the original Bayer agreement that was replaced by the Bayer Agreement. This elimination was the result of Bayer purchasing the Baytown Assets.

If there is a change in control of EDN, Bayer will have the right to terminate the Bayer Agreement upon payment of certain fees to EDN. See further discussion of the Bayer Agreement under “Liquidity and Capital Resources - Bayer Agreement” of Item 7 of Part II of this report.

Introduction of New Product

As part of the Clean Air Act, the United States Environmental Protection Agency (“EPA”) enacted emissions standards, which became effective beginning in 2010, that require the further reduction of nitrogen oxide emissions from diesel engines, starting with heavy-duty vehicles. CNC has developed a diesel exhaust fluid product (“DEF”) under the tradename, EarthPure DEFTM, specifically for this application. CNC began production of DEF in January 2010.

Seasonality

We believe that the only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from

March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business typically increases its inventory of AN and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters" of this Item 1 and various risk factors under Item 1A.

Competition

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Dyno Nobel North America, Potash Corporation of Saskatchewan, Terra Industries and Yara North America, Inc., many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

In addition, see discussion concerning potential increase of imported UAN under Item 1A of this Part 1.

Employees

As of December 31, 2009, we employed 1,749 persons. As of that date, our Climate Control Business employed 1,222 persons, none of whom was represented by a union, and our Chemical Business employed 455 persons, with 156 represented by unions under agreements that expire in July through November of 2010.

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

1.  Discharge Water Matters

The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it will be able to do so. The El Dorado Facility is currently having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the EPA before it can become effective. Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009 without incurring permit violations pending the modification of the permit to implement the revised rule. In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of EDC, ADEQ and the EPA have met to determine what additional information was required by the EPA. During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that all but fifteen of the alleged violations were resolved through the CAO with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective is to bring the El Dorado Facility into compliance with the permit requirements, but reserved the right to access penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at December 31, 2009.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2009.

2.      Air Matters

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

Further, if it is determined that the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, at this time we are unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at December 31, 2009.

3.      Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility is a participating responsible party and has agreed, within certain limitations, to pay and has been paying one-half of the costs relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

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

At December 31, 2009, our estimated allocable portion of the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $305,000. This amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability will occur in the near term.

ITEM 1A.  RISK FACTORS

Risks Related to Us and Our Business

Cost and the lack of availability of raw materials could materially affect our profitability and liquidity.

Our sales and profits are heavily affected by the costs and availability of primary raw materials.  These primary raw materials, which are purchased from unrelated third parties, are subject to considerable price volatility. Historically, when there have been rapid increases in the cost of these primary raw materials, we have sometimes been unable to timely increase our sales prices to cover all of the higher costs incurred. While we periodically enter into futures/forward contracts to economically hedge against price increases in certain of these raw materials, there can be no assurance that we will effectively manage against price fluctuations in those raw materials.

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

Additionally, we depend on certain vendors to deliver the primary raw materials and other key components that are required in the production of our products. Any disruption in the supply of the primary raw materials and other key components could result in lost production or delayed shipments.  We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of such primary raw materials, which could adversely impact our competitiveness in the markets we serve. Accordingly, our financial condition, liquidity and results of operations could be materially affected in the future by the lack of availability of primary raw materials and other key components.

Our Climate Control and Chemical Businesses and their customers are sensitive to adverse economic cycles.

Our Climate Control Business can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the construction and renovation industries, which are particularly sensitive to these factors. Due to the current recession, we have experienced and expect to continue to experience a decline in both commercial and residential construction. A decline in the economic activity in the United States has in the past, and could in the future, have a material adverse effect on us and our customers in the construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts, in our Climate Control Business and could have a material adverse effect on our operating results, financial condition and liquidity.

Our Chemical Business also can be affected by cyclical factors such as inflation, global energy policy and costs, global market conditions and economic downturns in specific industries.  Certain sales of our Chemical Business are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. Certain of our industrial and mining customers have been affected and we expect will continue to be affected by the current economic recession and could substantially reduce their purchases. A substantial decline in the activity of our Chemical Business has in the past, and could in the future, have a material adverse effect on the results of our Chemical Business and on our liquidity and capital resources.

Weather conditions adversely affect our Chemical Business.

The agricultural products produced and sold by our Chemical Business have in the past, and could in the future, be materially affected by adverse weather conditions (such as excessive rains or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operations.

Environmental and regulatory matters entail significant risk for us.

Our Chemical Business is subject to numerous environmental laws and regulations. The manufacture and distribution of chemical products are activities, which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we have established processes to monitor, review and manage our businesses to comply with the numerous environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with current and possible future government regulations, including the Homeland Security Act of 2002.

The chemical industry in general, and producers and distributors of anhydrous ammonia and AN specifically, are scrutinized by the government, industry and public on security issues. Under current and proposed regulations, including the Homeland Security Act of 2002, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products. These costs could have a material impact on our financial condition, results of operations, and liquidity. The cost of such regulatory changes, if significant enough, could lead some of our customers to choose alternate products to anhydrous ammonia and AN, which would have a significant impact on our Chemical Business.

Proposed governmental laws and regulations relating to greenhouse gas emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations.

Certain of the manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies are considering the scope and scale of greenhouse gas emission regulation. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. In addition, the EPA has announced its determination that greenhouse gases threaten the public’s health and welfare and thus could make them subject to regulation under the Clean Air Act. However this determination is being contested. The EPA has instituted a mandatory greenhouse gas reporting requirement beginning in 2010, which will impact all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity purchased by these chemical facilities and increase costs for our use of natural gas, other raw materials (such as anhydrous ammonia), and other energy sources, potentially restrict access to or the use of natural gas and certain other raw materials necessary to produce certain of our chemical products and require us to incur substantial expenditures to retrofit these chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

A substantial portion of our sales is dependent upon a limited number of customers.

During 2009, eight customers of our Chemical Business accounted for approximately 50% of its net sales and 24% of our consolidated sales, and our Climate Control Business had four customers (including affiliates and their distributors) that accounted for approximately 27% of its net sales and 13% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

There is intense competition in the Climate Control and Chemical industries.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, design innovations, distribution, service, warranties, reliability and efficiency. We compete with a number of companies that have greater financial, marketing and other resources. Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales that would have a material adverse effect on our business, results of operation and financial condition.

Potential increase of imported ammonium nitrate from Russia.

In 2000, the United States (“U.S.”) and Russia entered into a suspension agreement limiting the quantity of, and setting the minimum prices for, fertilizer grade AN sold from Russia into the U.S.

The Russians have requested that the suspension agreement be changed to only require that the prices of its imported AN reflect the Russian producers full production costs, plus profit. The Russian producers of AN could benefit from state set prices of natural gas, the principal raw material for AN, which could be less than what U.S. producers are required to pay for their natural gas. Other factors, however, such as transportation costs may partially offset natural gas and production cost advantages. This change, if accepted by the U.S., could result in a substantial increase in the amount of AN imported into the U.S. from Russia at prices that could be less than the cost to produce AN by U.S. producers plus a profit. Russia is the world’s largest producer of fertilizer grade AN, and we are led to believe that it has substantial excess AN production capacity.

For 2009, net sales of fertilizer grade AN accounted for 24% and 12% of our Chemical Business net sales and consolidated net sales, respectively. If the suspension agreement is changed, as discussed above, this change could result in Russia substantially increasing the amount of AN sold in the U.S. at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.

Potential increase of imported urea ammonium nitrate (UAN).

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

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) beneficially owned as of February 28, 2010, an aggregate of 3,594,843 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represent approximately 20.3% of the voting power of our issued and outstanding voting securities as of that date.  In addition, the Golsen Group also beneficially owned options and other convertible securities that allowed its members to acquire an additional 208,500 shares of our common stock within 60 days of February 28, 2010. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

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

Many of our insurance policies are written by Chartis, Inc., a subsidiary of AIG, and AIG has experienced and is continuing to experience financial difficulties.

It has been publicly reported that American International Group, Inc. (“AIG”) has experienced significant financial difficulties and is continuing to experience significant financial difficulties. AIG is a holding company for several different subsidiary insurance companies, which are now known as Chartis, Inc.  Chartis provides many of our casualty, workers compensation and other insurance policies, including, but not limited to, our general liability policy, which includes certain pollution coverage, excess umbrella policy, and officer and director liability policy covering us and our officers and directors against certain securities’ law claims. We are currently involved in certain legal proceedings in which a subsidiary of AIG has agreed to defend and to indemnify us and our subsidiaries against loss under a reservation of rights, including one matter involving one of our executive officers. In the event of a failure of AIG and/or its subsidiaries, it is unknown whether AIG or the applicable subsidiary that is the insurer under our policies or the applicable regulatory authorities can comply with the insurer’s obligations under our policies. Further, in the event of a failure by AIG and/or its subsidiaries, we could be required to replace these policies. If it becomes necessary to replace the policies written by Chartis, it may be difficult or impossible to replace these policies or, if we can replace these policies, to replace them on substantially similar terms as our existing insurance policies.

We have not paid dividends on our outstanding common stock in many years.

Although we have paid dividends on our outstanding series of preferred stock (two of the three outstanding series of preferred stock are owned by the Golsen Group), we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock. However, our board of directors has not made a decision whether or not to pay such dividends in 2010.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crisis, etc.), have and could negatively impact U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past, and can in the future, negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere. These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers.  In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively impacted our operations and those of our customers. The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

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

We had generated significant net operating loss (“NOL”) carryforwards from certain historical losses. During recent years, we have utilized all of the remaining federal NOL carryforwards and a portion of our state NOL carryforwards. The utilization of these NOL carryforwards has reduced our income tax liabilities. The federal tax returns for 1997 through 2005 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the Internal Revenue Service (“IRS”) and other major tax jurisdictions.

Future issuance or potential issuance of our common stock could adversely affect the price of our common stock, our ability to raise funds in new stock offerings and dilute your percentage interest in our common stock.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock. Such future sales could also significantly reduce the percentage ownership of our existing common stockholders.

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

We have authorized and unissued (including shares held in treasury) 53,774,267 shares of common stock and 4,229,490 shares of preferred stock as of December 31, 2009. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its geothermal and water source heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma. We lease this facility, with an option to buy, through May 2016, with options to renew for three additional five-year periods. For 2009, approximately 53% of the productive capacity of this manufacturing facility was being utilized, based primarily on two ten-hour shifts per day and a four-day workweek. In addition, we own a 46,000 square foot building subject to a mortgage, which is adjacent to our existing heat pump manufacturing facility, primarily used for storage of raw material inventory. In addition, we utilize approximately 110,000 square feet of an existing facility for a distribution center, which facility is subject to a mortgage. We also have expanded our geothermal and water source heat pump plant manufacturing facility with a 70,000 square foot addition primarily for raw material storage.

Our Climate Control Business conducts its fan coil manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility subject to a mortgage. For 2009, our fan coil manufacturing operation was using 48% of the productive capacity, based primarily on two ten-hour shifts per day and a four-day workweek.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 110,000 square feet. We own this facility subject to a mortgage. For 2009, approximately 69% of the productive capacity of this manufacturing facility was being utilized, based primarily on a one eight-hour shift on a five-day workweek and a partial second shift in selected areas.

All of the properties utilized by our Climate Control Business are suitable to meet the current needs of that business.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations (a) on 150 acres of a 1,400 acre tract of land located at the El Dorado Facility, (b) on 160 acres of a 1,300 acre tract of land located at the Cherokee Facility and (c) on property within Bayer’s complex in the Baytown, Texas. In addition, we are in the process of restarting our previously idled Pryor Facility located on 58 acres in Pryor, Oklahoma. The Company and/or its subsidiaries own all of its manufacturing facilities except the Baytown Facility. Except for certain assets that are owned by EDN for use in the production process within the Baytown Facility, the Baytown Facility is owned by Bayer. EDN operates and maintains the Baytown Facility pursuant to the Bayer Agreement as discussed under “Bayer Agreement” of Item 1 of this report. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $50 million term loan. For 2009, the following facilities were utilized based on continuous operation:

Percentage of Capacity
El Dorado Facility (1)	76%
Cherokee Facility (2)	100%
Baytown Facility	61%

(1) The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.

(2) The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility has additional capacity for nitric acid, AN and UAN in excess of its ammonia capacity.

In addition to the El Dorado and Cherokee Facilities, our Chemical Business distributes its agricultural products through 15 wholesale and retail distribution centers, with 13 of the centers located in Texas (10 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

See discussion above under “Chemical Business - Agricultural Products” of Item 1 concerning production of anhydrous ammonia in 2010 from the Pryor Facility.

All of the properties utilized by our Chemical Business are suitable and adequate to meet the current needs of that business.

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000. We believe our insurance coverage is adequate to cover any currently foreseeable losses associated with the Jayhawk claims. As a result, no liability remains outstanding relating to this matter as of December 31, 2009.

Other Claims and Legal Actions

Wetherall v. Climate Master was a proposed class action filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”), in the state of Illinois from 1990 to approximately 2003 were defective. Prior to the hearing on class certification, the trial court granted Climate Master’s motion for summary judgment and entered judgment in favor of Climate Master and against the plaintiffs based upon the statute of limitations and further denied class certification as moot because there were no other class representatives. Prior to the appeal deadline, a settlement agreement was entered into between the plaintiffs and Climate Master whereby the plaintiffs waived any right to appeal the judgment in favor of Climate Master for an insignificant amount, which consideration has been paid by Climate Master.

We are also involved in various other claims and legal actions including claims covered by our general liability insurance, which generally includes a deductible of $250,000 per claim.   For any claims or legal actions that management, after consultation with legal counsel, assessed the likelihood of our liability as probable, we have recognized an estimated liability up to the applicable deductible. In the opinion of management, after consultation with legal counsel, if those claims which we have not recognized were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the board of directors. Information regarding the Company's executive officers is as follows:

Jack E. Golsen (1) - Chairman of the Board and Chief Executive Officer.  Mr. Golsen, age 81 first became a director in 1969. His term will expire in 2010. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University.  During his career, he acquired or started the companies which formed LSB. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A., which was formerly owned by LSB. In 1972, Mr. Golsen was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry.  Refer to “The Second Crash” by Charles Ellis, and five additional books about the Wall Street crisis.

Barry H. Golsen (1) - Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 59, first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen also served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss - Executive Vice President of Operations and Director. Mr. Goss, age 69, first became a director in 1971. His term will expire in 2012. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby - Executive Vice President of Finance and Director. Mr. Shelby, age 68, first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Jim D. Jones (2) - Senior Vice President and Treasurer. Mr. Jones, age 67, has been Senior Vice President and Treasurer since July 2003, and has served as an officer of the Company since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1) - Senior Vice President and General Counsel. Mr. Shear, age 50, has been Senior Vice President since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

Michael D. Tepper – Senior Vice President of International Operations. Mr. Tepper, age 71, has served in substantially the same capacity for more than five years.  Mr. Tepper is a graduate of the Wharton School of the University of Pennsylvania.

Michael G. Adams - Vice President and Corporate Controller. Mr. Adams, age 60, was appointed to this position effective October 16, 2008 and has served as an officer of the Company since March 1990. Mr. Adams is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Adams is a graduate of the University of Oklahoma.

Harold L. Rieker Jr. - Vice President and Principal Accounting Officer. Mr. Rieker, age 49, was appointed to this position effective October 16, 2008 and has served as an officer of the Company since March 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

(1) Barry H. Golsen is the son of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

(2) As previously disclosed, the Company and Mr. Jones entered into a settlement order with the SEC.  Under the order, the Company and Mr. Jones agreed, without admitting or denying any wrongdoing, not to commit violations of certain provisions of the Securities Exchange Act of 1934, as amended.  Mr. Jones also consented not to appear before the SEC as an accountant, but can apply for reinstatement at any time after July 2011.

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

Year Ended
December 31,
2009	2008
Quarter	High	Low	High	Low
First	$10.87	$6.62	$28.80	$13.80
Second	$18.16	$9.67	$20.83	$13.45
Third	$18.31	$14.85	$24.59	$13.11
Fourth	$15.70	$10.62	$14.67	$6.65

Stockholders

As of February 28, 2010, we had 665 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

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

In 2001, we issued shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and in 1985, we issued shares of Series B 12% convertible, cumulative preferred stock ("Series B Preferred"). As of December 31, 2009, we have issued and outstanding 1,000,000 shares of Series D Preferred, 20,000 shares of Series B Preferred, and 511 shares of noncumulative redeemable preferred stock (“Noncumulative Preferred”). Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

On February 18, 2010, our board of directors declared the following dividends:

•	$0.06 per share on our outstanding Series D Preferred for an aggregate dividend of $60,000, payable on March 31, 2010;
•	$12.00 per share on our outstanding Series B Preferred for an aggregate dividend of $240,000, payable on March 31, 2010; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $5,100, payable on April 1, 2010.

All shares of Series D Preferred and Series B Preferred are owned by the Golsen Group.

Holders of our common stock are entitled to receive dividends only when and if declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2010.

Equity Compensation Plans

See discussions relating to our equity compensation plans under Item 12 of Part III contained in this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common Stock - During the three months ended December 31, 2009, the Company and affiliated purchasers, as defined, purchased treasury stock as shown in the following table:

Period	(a) Total number of shares of common stock acquired (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
October 1, 2009 - October 31, 2009	-	$-	-

November 1, 2009 - November 30, 2009	275,900	$11.60	275,900

December 1, 2009 - December 31, 2009	-	$-	-
Total	275,900	$11.60	275,900	See (2)

(1)  During the fourth quarter of 2009, we purchased these shares of common stock at market prices from unrelated third parties and are being held as treasury stock.

(2)  As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.

2007 Debentures - During the three months ended December 31, 2009, the Company and affiliated purchasers, as defined, purchased its 5.5% Convertible Senior Subordinated Notes due 2012 (“2007 Debentures”) as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
October 1, 2009 - October 31, 2009	-	$-	-

November 1, 2009 - November 30, 2009	-	$-	-

December 1, 2009 - December 31, 2009	1,000	$985.00	1,000
Total	1,000	$985.00	1,000	29,400

(A)  One unit represents a $1,000 principal amount of the debenture.

ITEM 6.  SELECTED FINANCIAL DATA (1)

Years ended December 31,
2009	2008	2007	2006	2005
(Dollars In Thousands, Except Per Share Data)
Selected Statement of Income Data:

Net sales	$531,838	$748,967	$586,407	$491,952	$397,115
Interest expense	$6,746	$11,381	$12,078	$11,915	$11,407
Provisions for income taxes (2)	$15,024	$18,776	$2,540	$901	$118
Income from continuing operations	$21,849	$36,560	$46,534	$15,768	$5,634
Net income	$21,584	$36,547	$46,882	$15,515	$4,990
Net income applicable to common stock	$21,278	$36,241	$41,274	$12,885	$2,707
Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$1.01	$1.71	$2.09	$.92	$.25
Net income (loss) from discontinued operations	$(.01)	$-	$.02	$(.02)	$(.05)
Net income	$1.00	$1.71	$2.11	$.90	$.20
Diluted:
Income from continuing operations	$.97	$1.58	$1.82	$.77	$.22
Net income (loss) from discontinued operations	$(.01)	$-	$.02	$(.01)	$(.04)
Net income	$.96	$1.58	$1.84	$.76	$.18

Selected Balance Sheet Data:

Total assets	$338,633	$335,767	$307,554	$219,927	$188,963
Redeemable preferred stock	$48	$52	$56	$65	$83
Long-term debt, including current portion	$101,801	$105,160	$122,107	$97,692	$112,124
Stockholders' equity	$150,607	$130,044	$94,283	$43,634	$14,861

Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)	See discussions included in Item 7 of Part II of this report.
(2)
Beginning in the fourth quarter of 2007, we began recognizing a provision for regular federal income taxes as the result of reversing the valuation allowance on federal NOL carryforwards and other timing differences and the associated utilization of the federal NOL carryforwards.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2009 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Overview

General

We are a manufacturing, marketing and engineering company, operating through our subsidiaries. Our wholly-owned subsidiary, ThermaClime, through its subsidiaries, owns a substantial portion of our following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. For 2009, approximately 50% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. In addition, we are restarting our previously idled Pryor Facility located in Pryor, Oklahoma. Our products include industrial and fertilizer grade AN, UAN, anhydrous ammonia, sulfuric acids, nitric acids in various concentrations, nitrogen solutions and various other products. For 2009, approximately 49% of our consolidated net sales relates to the Chemical Business.

Certain of our other subsidiaries outside of ThermaClime own facilities and operations, including the Pryor Facility, within our above described core businesses.

As discussed below under “Chemical Business,” our project to begin production of anhydrous ammonia and UAN at the Pryor Facility is still underway despite numerous delays. We began production of anhydrous ammonia, which is the initial feedstock for the production of UAN, in January 2010 but at production rates lower than our targeted rates.

Economic Conditions

Our two business segments serve several diverse markets. We consider market fundamentals for each market individually as we evaluate economic conditions.
Climate Control Business - The downturn in commercial and residential construction has had a significant adverse effect on our Climate Control Business’ product order level and sales in 2009.  Based upon published reports of leading indicators, including the Construction Market Forecasting Service published by McGraw-Hill, and the national architecture billings index published by AIA, the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction during 2010.  Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we can not predict the impact these programs will have on our business.

The Chemical Business - During 2009, our Chemical Business’ industrial and mining sales volumes, expressed in tons shipped, were down 11% and 24%, respectively.  However, approximately 60% of our 2009 sales were into industrial and mining markets. Approximately 75% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. It is unclear to us how these markets will respond in 2010 but it appears that market demand for these products could be flat to slightly up for the first half of 2010.

The remaining 40% of our Chemical Business’ 2009 sales were made into the agricultural fertilizer markets to customers that do not purchase pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. The current outlook remains uncertain but most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could be adversely affected by lower grain prices, unanticipated spikes in natural gas prices, or unfavorable weather conditions.

2009 Results

Our consolidated net sales for 2009 were $531.8 million compared to $749.0 million for 2008. The sales decrease of approximately $217.2 million includes a decrease of $45.2 million in our Climate Control Business and a decrease of $166.3 million in our Chemical Business. The Climate Control Business decrease is due primarily to lower customer product orders received due to the economic downturn. The Chemical Business’ decrease is primarily due to steep declines in our raw material costs resulting in lower selling prices. This decline is also due to the reduction in volume at the Baytown Facility, which had minimal impact on our operating results due to the fixed cost pass-through provisions in the Bayer agreements.

Our consolidated operating income was $40.7 million compared to $59.2 million in 2008. The decrease in operating income of approximately $18.5 million was primarily the result of a $16.2 million decrease in our Chemical Business operating income as discussed below. In addition, our Climate Control Business’ operating income declined $1.2 million on lower sales but experienced an improved gross profit percentage and our general corporate expense and other business operations increased approximately $1.0 million as discussed below under “Results of Operations.”

The $16.2 million decrease in our Chemical Business’ 2009 operating income includes start-up expenses associated with the Pryor Facility of approximately $17.2 million compared to $2.4 million for 2008.  In addition, we recognized other operating income of $7.6 million from a litigation judgment during 2008. Eliminating those two factors, our Chemical Business’ 2009 operating income increased $6.2 million primarily as a result of 2008 firm sales commitments fulfilled in 2009 resulting in higher gross profit compared to then current market prices ($6.6 million), reduced losses on natural gas and ammonia hedge contracts ($6.4 million), and improved plant efficiencies ($3.9 million), partially offset by lower gross profit on agricultural products sales ($10.8 million).

In addition, our interest expense was $6.7 million for 2009 compared to $11.4 million for 2008, a decrease of approximately $4.7 million. This decrease primarily relates to a decrease in losses of $2.1 million associated with our interest rate contracts, a decrease of $1.6 million as the result of the acquisitions of the 2007 Debentures and a decrease of $1.1 million due to the decline in the LIBOR rate associated with the Secured Term Loan.

As discussed further below under “Liquidity and Capital Resources,” during 2009, we continued to acquire through unsolicited transactions a portion of the 2007 Debentures.  As a result, we recognized a gain on extinguishment of debt of $1.8 million compared to $5.5 million in 2008.

Our resulting effective income tax rate for 2009 was approximately 40.7%, which includes an additional provision relating to the adjustments reconciling the 2008 federal income and state tax returns to the 2008 estimated tax provision and the impact of lower taxable income for 2009, which limited the amount of the manufacturing deduction that can be utilized. For 2008, our resulting effective income tax rate was approximately 33.9%, which included a net deferred income tax benefit of $1.6 million as the result of a detailed analysis performed on all our deferred tax assets and liabilities and the realizability of those deferred tax assets.

Climate Control Business

Our Climate Control sales for 2009 were $266.2 million or 14.5% below 2008. The decrease in net sales resulted in a 44.4% decline in sales of our fan coil products and a 5.8% decline in our  geothermal and water source heat pump products partially offset by an 8.1% increase in other HVAC products. Based upon recent customer product order levels and published reports of leading indicators, including reports by McGraw-Hill and AIA, the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction during 2010.

We continue to closely follow the contraction and volatility in the credit markets and have attempted to assess the impact on the commercial and residential construction sectors that we serve, including but not limited to new construction and/or renovation of facilities in the following sectors:

•	Multi-Family Residential (apartments and condominiums)
•	Single-Family Residential
•	Lodging

•	Education
•	Healthcare
•	Offices
•	Manufacturing

During 2009, approximately 77% of our Climate Control Business’ sales were to the commercial and multi-family construction markets, and the remaining 23% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For 2009, the product order level was $207.2 million as compared to $305.9 million for 2008, a decrease of $98.7 million or 32.3%. Our product order level consists of confirmed purchase orders from customers, those that have been accepted and received credit approval. The net decrease in 2009 product orders includes a decrease of approximately 17.0% in product orders for residential GHPs and a 36.4% decrease in product orders for commercial products.

Customer product orders received for all Climate Control products in the fourth quarter of 2009 were $48.5 million compared to $59.1 million in the fourth quarter of 2008 and compared to $49.1 million for the third quarter of 2009. Our backlog was $68.5 million at December 31, 2008, $39.4 million at September 30, 2009 and $32.2 million at December 31, 2009. The backlog consists of confirmed customer orders for product to be shipped at a future date. At December 31, 2009, included within our reported backlog is a confirmed order for approximately $3.2 million that has been placed on hold by the customer pending refinancing arrangements. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders and we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months. For 2010, the potential sales level remains uncertain. For the first two months of 2010, our new orders received were approximately $32.5 million and our backlog was approximately $31.3 million at February 28, 2010.

Our GHPs, use a form of renewable energy and can reduce energy costs up to 80%, under certain conditions. The American Recovery and Reinvestment Act of 2009 (“Act”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost.

Although we expect to see continued slowness in our Climate Control Business’ results in the short-term, we have significantly increased our sales and marketing efforts for all of our Climate Control products. Over time, we believe that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products.

Chemical Business

During 2009, our Chemical Business operated three chemical production facilities: the El Dorado Facility, the Cherokee Facility and the Baytown Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline, and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products primarily from natural gas that is delivered by pipeline but can also receive supplemental anhydrous ammonia by truck, rail and barge.

The project to begin production of anhydrous ammonia and UAN at the Pryor Facility is still underway despite numerous delays. In January 2010, we began production of anhydrous ammonia, which is the initial feedstock for the production of UAN, but at production rates lower than our targeted rates. We are continuing to produce and store anhydrous ammonia while we are activating the Urea plant. The start up of the Urea plant has encountered delays, due to extended lead times to refurbish certain major equipment items, resulting in significant increases in our previous estimates of the start up costs. We believe that some of the delays and additional costs resulted from faulty workmanship performed by certain contractors. We are investigating potential remedies for recovery of some of the cost of the delays. For 2009, we incurred approximately $17.2 million of expenses primarily consisting of start up costs. Currently, the Pryor Facility monthly operating start up costs, prior to production of UAN at sustained targeted rates, are approximately $1.6 million in addition to variable costs such as natural gas and electricity. We have funded the start up of the Pryor Facility from our available cash on hand and working capital. At the Pryor Facility, natural gas is a primary raw material for producing UAN and anhydrous ammonia.

Our Chemical Business’ primary markets are industrial, mining and agricultural. The sales in all three sectors for 2010 will continue to be affected by the overall economic conditions.

Our Chemical Business reported net sales for 2009 of $257.8 million compared to $424.1 million for 2008, a decrease of $166.3 million or 39.2%. The decrease in sales dollars is primarily attributable to steep declines in commodity prices as discussed below and the impact of the Bayer Agreement as discussed below under “Liquidity and Capital Resources – Bayer Agreement.” The decline in commodity prices resulted in the decrease in the selling prices for the products produced at our facilities as well as steep declines in our raw material feedstock costs. Sales are also down due to fewer tons sold in our mining and industrial acids markets as discussed below.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase.  During 2009, the average prices for those commodities compared to last year were as follows:

2009	2008
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.38	$9.62
Ammonia average price based upon low Tampa metric price per ton	$272	$587
Sulfur price based upon Tampa average quarterly price per long ton	$11	$368

The substantial decline in the cost of the commodities was accompanied by similar declines in selling prices of our products.

Approximately 60% of our Chemical Business sales for 2009 were in the industrial and mining markets consisting of:

•	nitric acid, sulfuric acid and anhydrous ammonia sold to industrial customers; and
•	industrial grade AN and nitrogen solutions sold to mining customers.

Most of these sales were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.

For 2009, approximately 40% of our Chemical Business sales were agricultural products, primarily nitrogen fertilizer sold in the agricultural markets including:

•	AN produced at our El Dorado Facility from purchased anhydrous ammonia,
•	UAN produced at our Cherokee Facility primarily from natural gas, and
•	other fertilizer products sold through our agricultural distribution centers.

The agricultural product sales, unlike the majority of our industrial and mining sales, are sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for 2009 compared to 2008 is as follows:

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Agricultural	11%	(32)%
Industrial acids and other	(11)%	(41)%
Mining	(24)%	(47)%
Total weighted-average change	(7)%	(39)%

The disproportionate percentage change relating to tons sold compared to sales dollars for our Chemical products is due primarily to declines in prices for most commodities, including natural gas, anhydrous ammonia and sulfur, as compared to 2008, resulting in lower selling prices per ton of product sold. The reduction in tons sold to industrial and mining customers is a direct result of lower customer demand as a result of the economic downturn. However, a significant amount of the lower tonnage volume was related to customers that were contractually bound to pay for the fixed costs plus a profit for those tons not taken.

We produce AN and UAN fertilizers for the agricultural markets. For 2009, demand for fertilizer grade AN was strong resulting in a 36% increase in tons sold. Conversely, the demand for UAN was relatively weak resulting in an 11% decrease in tons sold as compared to 2008. We believe that the lower shipments of UAN were due to market conditions, including poor weather conditions, a reluctance of distributors to build inventory due to pricing concerns and possibly less nitrogen applied to corn during the spring.

We believe that global demand for corn, wheat and other grains will continue to be the fundamental drivers of nitrogen fertilizer demand.

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

December 31, 2009	December 31, 2008
(In Millions)
Cash and cash equivalents	$61.7	$46.2
Short-term investments (1)	10.1	-
	$71.8	$46.2

Long-term debt:
2007 Debentures due 2012	$29.4	$40.5
Secured Term Loan due 2012	50.0	50.0
Other	22.4	14.7
Total long-term debt	$101.8	$105.2

Total stockholders’ equity	$150.6	$130.0

(1) These investments consist of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At December 31, 2009, our cash, cash equivalents and short-term investments totaled $71.8 million and our $50 million Working Capital Revolver Loan was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit. At December 31, 2009, the ratio between long-term debt, before the use of cash on hand and short-term investments to pay down debt, and stockholders’ equity was approximately 0.7 to 1 as compared to 0.8 to 1 at December 31, 2008.

For 2010, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Also see discussion below concerning our universal shelf registration statement. Our internally generated cash flows and our liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

The 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. As of December 31, 2009, we have acquired $30.6 million aggregate principal amount of these debentures including $11.1 million during 2009 as discussed below under “Authorization to Repurchase 2007 Debentures and Stock.”

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2009 was approximately 3.28%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

Since the 2007 Debentures and the Secured Term Loan both mature in 2012, we are currently reviewing various alternatives for the retirement of these obligations, as they become due.

ThermaClime and certain of its subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2009, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and their non-ThermaClime affiliates and certain ThermaClime subsidiaries. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement. Based upon our current projections, we believe that cash, short-term investments and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during 2010.

Although we do not have any current plans to offer or sell any securities, in September 2009, we filed a universal shelf registration statement on Form S-3, with the SEC, which was declared effective by the SEC on November 20, 2009. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

The utilization of the NOL carryforwards reduced our income tax liabilities in prior years. However, we utilized our remaining federal NOL carryforwards during 2008. As a result, we are recognizing and paying federal income taxes at regular corporate tax rates.

The federal tax returns for 1997 through 2005 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

Capital Expenditures

Capital Expenditures in 2009

Cash used for capital expenditures during 2009 was $28.9 million, including $5.1 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $23.3 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities, including $8.1 million associated with the Pryor Facility and approximately $0.5 million to maintain compliance with environmental laws, regulations and guidelines. These capital expenditures were primarily funded from working capital and from secured financing totaling $8.5 million obtained by refinancing certain existing assets.

Committed and Planned Capital Expenditures for 2010

At December 31, 2009, we had committed capital expenditures of approximately $7.9 million for 2010. The expenditures included $6.6 million for process and reliability improvements in our Chemical Business, including $1.7 million relating to the Pryor Facility and approximately $0.9 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $1.3 million primarily for facilities expansion and upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures at December 31, 2009, we had planned capital expenditures for 2010 in our Chemical Business of approximately $11.0 million and in our Climate Control Business of approximately $6.0 million. These planned expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Chemical Business’ expenditures will likely be funded from internal cash flows and the Climate Control’s expenditures will likely be financed.

Advanced Manufacturing Energy Credits

On January 8, 2010, two of our subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through February 2013 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded.

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

Further, if it is determined that the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, at this time we are unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at December 31, 2009.

Estimated Plant Turnaround Costs in 2010

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during 2010, we currently estimate that we will incur approximately $5 million to $6 million of Turnaround costs. However, it is possible that the actual costs could be significantly different than our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, our Chemical Business incurred expenses of $3.2 million in 2009 to maintain such regulatory compliance. For 2010, we expect to incur expenses ranging from $3 million to $4 million to maintain compliance.  However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations

Certain of the manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies are considering the scope and scale of greenhouse gas emission regulation. There are bills pending in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. In addition, the EPA has announced its determination that greenhouse gases threaten the public’s health and welfare and thus could make them subject to regulation under the Clean Air Act. However this determination is being contested. The EPA has instituted a mandatory greenhouse gas reporting requirement beginning in 2010, which will impact all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity purchased by these chemical facilities and increase costs for our use of natural gas, other raw materials (such as anhydrous ammonia), and other energy sources, potentially restrict access to or the use of natural gas and certain other raw materials necessary to produce certain of our chemical products and require us to incur substantial expenditures to retrofit these chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Certain Events Relating to Our Chemical Business

Bayer Agreement - EDN is a party to the Bayer Agreement with Bayer, by which EDN operates the Baytown Facility at Bayer’s chemical manufacturing complex. The Bayer Agreement is for an initial term of five years, with renewal options.

Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas at a price covering EDN’s costs plus a profit, with certain performance obligations on EDN’s part. EDN purchases from Bayer ammonia, certain utilities, chemical additives and services as required for production of nitric acid at the Baytown Facility.

On June 23, 2009, Bayer purchased the Baytown Assets from a third party, except the EDN Assets. EDN continues to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement.

Pursuant to the terms of the Bayer Agreement, annual net sales after June 30, 2009, will decrease by approximately $9.7 million primarily as a result of the elimination of the Baytown Facility’s lease expense, which was included in our sales price under the original Bayer agreement that was replaced by the Bayer Agreement. This elimination was the result of Bayer purchasing the Baytown Assets. For 2009, we had sales to Bayer of approximately 14% and 7% of the Chemical Business’ and our consolidated net sales, respectively.

If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment to EDN of a termination fee of approximately $6.3 million plus 1.1 times the current net book value of the EDN Assets.

New DEF Product - As part of the Clean Air Act, the EPA enacted emissions standards, which became effective beginning in 2010, that require the further reduction of nitrogen oxide emissions from diesel engines, starting with heavy-duty vehicles. CNC has developed a DEF product under the tradename, EarthPure DEFTM, specifically for this application. CNC began production of DEF in January 2010.

Potential Increase of Imported UAN - A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production is expected to begin in the Caribbean during 2010, and we believe this additional UAN production will be marketed in the United States. Generally, foreign production of UAN is produced at a lower cost of production than UAN produced in the United States. During 2009, revenues from the sale of UAN by our Chemical Business was approximately $28 million. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN beginning in 2010 could have an adverse impact on our revenues and profits from the sale of UAN and fertilizer products.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase the 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $30.6 million aggregate principal face amount of these debentures, including $11.1 million during 2009, at negotiated prices ranging from 72.25% to 98.5% of the face value of the 2007 Debentures. We used $8.9 million of our working capital to fund the purchases made during 2009. As a result, only $29.4 million remains outstanding at December 31, 2009.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. During 2009, we repurchased 275,900 shares of our common stock at a weighted-average price of $11.60 per share using funds from our working capital.

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

We have not paid cash dividends on our outstanding common stock in many years and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2010.

During 2009, dividends were declared and paid on our preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during 2009.

Compliance with Long - Term Debt Covenants

As discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime's forecast is that ThermaClime will be able to meet all financial covenant requirements for 2010.

Subordinated Debentures and Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. Only $29.4 million remains outstanding at December 31 2009, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2009, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at December 31, 2009, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended December 31, 2009.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2009 was approximately 3.28%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $63 million at December 31, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $79 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended December 31, 2009. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

Cross-Default Provisions - The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.

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

Related Party Transactions

Golsen Group

The Golsen Group has acquired from an unrelated third party $5,000,000 of the 2007 Debentures. During 2009, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 remains accrued at December 31, 2009. We also paid interest of $137,500 that was accrued at December 31, 2008.

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

Accounts Receivable and Credit Risk - Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the consolidated financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (determined based upon how recently payments have been received). Our periodic assessment of accounts and credit loss provisions are based on our best estimate of amounts that are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, eight customers (including their affiliates) account for approximately 24% of our total net receivables at December 31, 2009. We do not believe this concentration in these eight customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2009 and 2008, our allowance for doubtful accounts of $676,000 and $729,000, respectively, were netted against our accounts receivable.

Inventory Valuations - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. At December 31, 2009 and 2008, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $0.5 million and $3.6 million, respectively. In addition, the carrying value of certain slow-moving inventory items (primarily Climate Control products) was reduced to market because cost exceeded the net realizable value by $1.2 million and $0.5 million at December 31, 2009 and 2008, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2009 and 2008, precious metals were $13.1 million and $14.7 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2009, 2008, and 2007, the amounts expensed for precious metals were approximately $5.9 million, $7.8 million and $6.4 million, respectively. These precious metals expenses are included in cost of sales. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For 2009, 2008, and 2007, we recognized recoveries of precious metals at historical FIFO costs of approximately $2.6 million, $1.5 million and $1.8 million, respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $2.0 million for 2007 (none in 2009 or 2008) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and goodwill is reviewed for impairment at least annually. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2009, we had no long-lived assets to be classified as assets held for sale. We have considered impairment of our long-lived assets and goodwill. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices permanently decline dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters." Based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized impairments relating to certain non-core equipment of $192,000 relating to Corporate assets during 2008 (none in 2009 and 2007) and $250,000 relating to certain capital spare parts and idle assets in our Chemical Business during 2007 (none in 2009 and 2008). These impairments are included in other expense.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry excess umbrella insurance of $50 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. Our accrued insurance liabilities are based on estimates of claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. At December 31, 2009 and 2008, our accrued insurance liabilities were $3.7 million and $3.0 million, respectively, and are included in accrued and other liabilities. It is possible that the actual development of claims could exceed our estimates.

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

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations using a percentage of net sales, based upon our historical warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable.  It is possible that future warranty costs could exceed our estimates. At December 31, 2009 and 2008, our accrued product warranty obligations were $3.1 million and $2.8 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is $1,102,000 and $1,111,000 as of December 31, 2009 and 2008, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2009, the liability for death benefits is $3.4 million ($2.7 million at December 31, 2008) which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to NOL carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In addition, we do not recognize a tax benefit unless we conclude that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

We reduce income tax expense for investment tax credits in the year the credit arises and is earned.

Income tax benefits credited to equity relate to tax benefits associated with amounts that are deductible for income tax purposes but do not affect earnings. These benefits are principally generated from exercises of non-qualified stock options.

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. Estimates of potential legal fees and other directly related costs associated with loss contingencies are not accrued but rather are expensed as incurred. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime's Working Capital Revolver Loan and the Secured Term Loan and could adversely impact our liquidity and capital resources.

Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2009, liabilities totaling $305,000 have been accrued relating to remediation and surface and groundwater monitoring costs associated with our former Kansas facility. These liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term.

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining lives of the facilities are indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers are included in accounts receivable. As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million property loss deductible. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. At December 31, 2009, the balance of the insurance claim receivable relating to this event was approximately $1.2 million. In January 2010, we received approximately $1.0 million from our insurance carrier as a partial payment on our insurance claim. We used these funds to pay down the Secured Term Loan.

Derivatives, Hedges and Financial Instruments - Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

We have three types of contracts that are accounted for on a fair value basis, which are interest rate contracts, commodities futures/forward contracts and foreign exchange contracts. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.  The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2009, we did not have any contracts classified as Level 3, which are contracts that are valued based on unobservable valuation inputs.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2009, 2008, and 2007 and accompanying notes and the discussions above under “Overview” and “Liquidity and Capital Resources.”

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

The following table contains certain information about our continuing operations in different industry segments for each of the three years ended December 31:

2009	2008	2007
(In Thousands)
Net sales:
Climate Control	$266,169	$311,380	$286,365
Chemical	257,832	424,117	288,840
Other	7,837	13,470	11,202
	$531,838	$748,967	$586,407

Gross profit:
Climate Control	$92,409	$96,633	$83,638
Chemical	42,422	37,991	44,946
Other	2,583	4,256	4,009
	$137,414	$138,880	$132,593

Operating income (loss):
Climate Control	$37,706	$38,944	$34,194
Chemical	15,122	31,340	35,011
General corporate expense and other business operations, net	(12,118)	(11,129)	(10,194)
	40,710	59,155	59,011
Interest expense	(6,746)	(11,381)	(12,078)
Gain on extinguishment of debt	1,783	5,529	-
Non-operating income, net:
Climate Control	8	1	2
Chemical	31	27	109
Corporate and other business operations	91	1,068	1,153
Provisions for income taxes	(15,024)	(18,776)	(2,540)
Equity in earnings of affiliate - Climate Control	996	937	877
Income from continuing operations	$21,849	$36,560	$46,534

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2009 and 2008:

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$179,865	$190,960	$(11,095)	(5.8	) %
Hydronic fan coils	46,381	83,472	(37,091)	(44.4	) %
Other HVAC products	39,923	36,948	2,975	8.1%
Total Climate Control	$266,169	$311,380	$(45,211)	(14.5	) %

Gross profit – Climate Control	$92,409	$96,633	$(4,224)	(4.4	) %

Gross profit percentage – Climate Control (1)	34.7%	31.0%	3.7%

Operating income – Climate Control	$37,706	$38,944	$(1,238)	(3.2	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 9.8% decrease in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve partially offset by a 4.0% increase in sales of our residential products. During 2009, we continued to maintain a market share leadership position of approximately 40%, based on market data supplied by the AHRI;

•
Net sales of our hydronic fan coils decreased primarily due to a 43.7% decrease in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a decline in the average unit sales price due to change in product mix. During 2009, we continue to have a market share leadership position of approximately 30% based on market data supplied by the AHRI;

•
Net sales of our other HVAC products increased primarily as the result of an increase in engineering and construction services completed on construction contracts entered into during 2008 as well as an increase in sales of our modular chillers partially offset by a decline in sales of our large custom air handlers.

Gross Profit – Climate Control

The decrease in gross profit was primarily the result of lower sales volume in our hydronic fan coil and geothermal and water source heat pump products partially offset by a change in product mix, primarily a higher content of geothermal and water source heat pump products that have a higher gross profit percentage, and a decrease in the cost of our raw materials. In addition, our engineering and construction business increased its contribution to gross profit on completed projects and customer change orders. As a result, our gross profit percentage improved 3.7% compared to 2008. Competitive pressures on product pricing and recent increases in market prices of raw materials, especially steel, copper and aluminum, could impact gross margins negatively going forward, if we are unable to pass these cost increases to our customers in the form of higher sales prices.

Operating Income – Climate Control

Operating income decreased slightly primarily as a result of the decrease in gross profit as discussed above partially offset by lower operating expenses. Significant changes in operating expenses include lower freight and commission expenses due primarily to reduced sales volume ($3.1 million and $2.3 million, respectively) and lower legal and other professional fees ($0.7 million) due primarily to a patent infringement defense in 2008 and other miscellaneous items ($0.5 million) partially offset by an increase in advertising expenses ($3.6 million) as a result of a marketing program launched by one of our subsidiaries.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2009 and 2008:

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$104,300	$152,802	$(48,502)	(31.7	) %
Industrial acids and other chemical products	95,997	162,941	(66,944)	(41.1	) %
Mining products	57,535	108,374	(50,839)	(46.9	) %
Total Chemical	$257,832	$424,117	$(166,285)	(39.2	) %

Gross profit - Chemical	$42,422	$37,991	$4,431	11.7%

Gross profit percentage – Chemical (1)	16.5%	9.0%	7.5%

Operating income - Chemical	$15,122	$31,340	$(16,218)	(51.7	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. For 2009, overall sales prices for the Chemical Business decreased 35% and the volume of tons sold decreased 7%, compared with 2008, generally as a result of the following:

•
Sales prices for products produced at the El Dorado Facility decreased 33% related, in part, to the lower cost of raw material, anhydrous ammonia, part of which is passed through to our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase from our El Dorado Facility a certain minimum volume of industrial grade AN during the year. This customer ordered less than the contractual minimum quantity of industrial grade AN product that it was required to purchase during 2009 contributing to the decline in sales. Pursuant to the terms of the contract, the customer was invoiced and paid for certain unrecovered fixed costs and profit on the minimum volume not taken in 2009. Pricing for agricultural grade AN was lower in 2009 due primarily to falling commodity prices beginning in the later half of 2008. However, fertilizer grade AN volume of tons shipped at the El Dorado Facility increased 36% compared to 2008 as the result of more favorable market conditions. Overall volume of all products sold from the El Dorado Facility increased slightly compared to 2008.

•
Sales prices and volumes for products produced at the Cherokee Facility decreased 41% and 3%, respectively, primarily related to the lower market-driven demand for UAN in 2009. This situation was compounded by unfavorable weather conditions in Cherokee’s primary market resulting in lower fertilizer application.  Sales prices also decreased with the pass through of our lower natural gas costs in 2009 compared to 2008, under pricing arrangements with certain of our industrial customers.

•
Sales prices decreased approximately 35% for products produced at the Baytown Facility due to lower ammonia cost, which is a pass-through component to Bayer. Overall volumes decreased 24% as the result of a decline in customer demand primarily due to the economic downturn. Sales are also lower due to the elimination of a pass-through cost component for lease expense as discussed in ”Liquidity and Capital Resources-Bayer Agreement”. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

Gross Profit - Chemical

The increase in gross profit of our Chemical Business includes $6.6 million in higher margins on our chemical products sold in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher, and $6.4 million reduction of losses (both realized and unrealized) on natural gas and ammonia hedging contracts in 2009 compared to 2008.  Also contributing to the increase in gross profit was improved production efficiencies of $3.9 million due, in part, to unplanned downtime incurred at the Cherokee Facility in 2008, a reduction in our turnaround costs due to the timing of certain turnarounds, and an increase in recoveries of precious metals. This increase in gross profit was partially offset by lower agricultural product margins of $10.8 million due primarily to lower margins on UAN fertilizer.  Our UAN margins were lower due to market conditions, including poor weather conditions, a reluctance of distributors to build inventory, and possibly lower levels of nitrogen fertilizer applied to crops.  In addition, the Pryor Facility incurred a $1.2 million loss on firm sales commitments entered into during 2009, of which $0.4 million relates to outstanding firm sales commitments at December 31, 2009. Primarily as a result of these items, our overall gross profit as a percentage of sales improved for 2009 compared to 2008.

Operating Income - Chemical

The decrease of our Chemical Business’ operating income includes start up expenses associated with the Pryor Facility of approximately $16.0 million (which does not include the $1.2 million loss on the Pryor Facility’s sales commitments discussed above) compared to $2.4 million for 2008. In addition, we recognized other operating income of $7.6 million from a litigation judgment during 2008. This decrease was partially offset by the increase in gross profit of $4.4 million as discussed above.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2009 and 2008:

2009	2008	Change	Percentage Change
(Dollars In Thousands)
Net sales - Other	$7,837	$13,470	$(5,633)	(41.8)%

Gross profit - Other	$2,583	$4,256	$(1,673)	(39.3)%

Gross profit percentage – Other (1)	33.0%	31.6%	1.4%

General corporate expense and other business operations, net	$(12,118)	$(11,129)	$(989)	8.9%

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

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by approximately $1.0 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above partially offset by a decrease of $1.1 million of professional fees primarily relating to a reduction in fees associated with the assistance in our evaluation of internal controls and procedures and related documentation for Sarbanes-Oxley requirements and to legal fees on various legal matters.

Interest Expense

Interest expense was $6.7 million for 2009 compared to $11.4 million for 2008, a decrease of approximately $4.7 million. This decrease primarily relates to a decrease in losses of $2.1 million associated with our interest rate contracts, a decrease of $1.6 million as the result of the acquisitions of the 2007 Debentures and a decrease of $1.1 million due to the decline in the LIBOR rate associated with the Secured Term Loan.

Gain on Extinguishment of Debt

During 2009 and 2008, we acquired $11.1 million and $19.5 million, respectively, aggregate principal amount of the 2007 Debentures for approximately $8.9 million and $13.2 million, respectively, and recognized a gain on extinguishment of debt of $1.8 million and $5.5 million, respectively, after expensing the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Non-Operating Other Income, Net

Our non-operating other income, net was $0.1 million for 2009 compared to $1.1 million for 2008. The decrease of $1.0 million relates primarily to higher returns received in 2008 from highly liquid investments.

Provision For Income Taxes

The provision for income taxes for 2009 was $15.0 million compared to $18.8 million for 2008. The resulting effective tax rate for 2009 was 40.7% compared to 33.9% for 2008. As discussed under “Overview - 2009 Results,” during 2009, we incurred an additional provision relating to adjustments reconciling the 2008 federal and state income tax returns to the 2008 estimated tax provision. Additionally, the impact of lower taxable income which limited the amount of the manufacturing deduction that can be utilized also increased our provision for income taxes. During 2008, we incurred current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates partially offset by a net deferred income tax benefit of $1.6 million as the result of a detailed analysis performed on all our deferred tax assets and liabilities and the realizability of those deferred tax assets.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$190,960	$165,115	$25,845	15.7%
Hydronic fan coils	83,472	85,815	(2,343)	(2.7	) %
Other HVAC products	36,948	35,435	1,513	4.3%
Total Climate Control	$311,380	$286,365	$25,015	8.7%

Gross profit - Climate Control	$96,633	$83,638	$12,995	15.5%

Gross profit percentage - Climate Control (1)	31.0%	29.2%	1.8%

Operating income - Climate Control	$38,944	$34,194	$4,750	13.9%

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

•
Net sales of our hydronic fan coils decreased slightly primarily due to a 7% decrease in the number of units sold partially offset by a 4% increase in our average selling price. During 2008, we continued to maintain a market share leadership position of approximately 37%, based on data supplied by the AHRI;

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

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$162,941	$95,754	$67,187		70.2%
Agricultural products	152,802	117,158	35,644		30.4%
Mining products	108,374	75,928	32,446		42.7%
Total Chemical	$424,117	$288,840	$135,277		46.8%

Gross profit - Chemical	$37,991	$44,946	$(6,955)		(15.5)%

Gross profit percentage – Chemical (1)	9.0%	15.6%	(6.6	) %

Operating income - Chemical	$31,340	$35,011	$(3,671)		(10.5)%

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

•
the same period of 2007 due to poor weather conditions and lower demand for AN in favor of urea, a competing product in El Dorado’s market area, as well as reduced forage application due to poor conditions in the cattle market and (ii) 11,000 fewer tons of sulfuric acid due primarily to the bi-annual Turnaround of the sulfuric acid plant.

•
Sales prices and volumes at the Cherokee Facility increased 61% and 9%, respectively, primarily related to the market-driven demand for UAN and mining products. Sales prices also increased with the pass through of our higher natural gas costs in 2008 compared to 2007, recoverable under pricing arrangements with certain of our industrial customers. The increase in volume was partially offset by the unplanned maintenance downtime experienced during the third quarter of 2008;

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

Operating Income - Chemical

The net decrease of our Chemical Business’ operating income includes the net decrease in gross profit of $7.0 million as discussed above. Also, we incurred an increase in expenses associated with the Pryor Facility of $1.4 million due to the process of activating this facility. The decrease in operating income was partially offset by other income recognized by our Chemical Business of $7.6 million from a litigation judgment during 2008, as previously reported. During 2007, we recognized income of $3.3 million relating to a litigation settlement.

Other

The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2008 and 2007:

2008	2007	Change	Percentage Change
(Dollars In Thousands)
Net sales - Other	$13,470	$11,202	$2,268		20.2%

Gross profit - Other	$4,256	$4,009	$247		6.2%

Gross profit percentage – Other (1)	31.6%	35.8%	(4.2	) %

General corporate expense and other business operations, net	$(11,129)	$(10,194)	$(935)		9.2%

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

Provision For Income Taxes

The provision for income taxes for 2008 was $18.8 million compared to $2.5 million for 2007. During 2008, we incurred current and deferred federal and state income taxes due, in part, to increased taxable income and higher effective tax rates partially offset by a net deferred income tax benefit of $1.6 million as the result of a detailed analysis performed on all our deferred tax assets and liabilities and the realizability of those deferred tax assets. During 2007, we incurred federal and state income taxes resulting from increased taxable income and additional prior year state income taxes recorded pursuant to a then new accounting standard. However, these provisions were partially offset by the benefit of deferred taxes from the reversal of valuation allowances.

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

For 2009, net cash provided by continuing operating activities was $57.7 million, including net income plus depreciation and amortization, deferred income taxes, stock-based compensation, gain on extinguishment of debt, realization of losses on inventory and other adjustments and the net cash provided by the following significant changes in assets and liabilities.

Accounts receivable decreased $22.1 million including:

•
a decrease of $13.8 million in the Climate Control Business due, in part, to the decline in sales relating to our hydronic fan coil and geothermal and water source heat pump products, reduction in billings associated with construction contracts, and an improvement in the timing of collections,

•	a net decrease of $7.7 million in the Chemical Business primarily as the result of lower sales prices and tons sold from our Cherokee Facility and an improvement in the timing of collections, and

•	a decrease of $0.6 million in the industrial machinery business due primarily to a decrease in sales of large machinery.

Inventories decreased $11.9 million including:

•
a decrease of $9.0 million in the Chemical Business primarily relating to the El Dorado and Cherokee Facilities due to the decline in costs of our raw material feedstocks and volume on hand partially offset by the inventory produced as the result of activating our Pryor Facility and

•
a decrease of $2.7 million in the Climate Control Business due primarily to the reduction in the volume on hand associated with our hydronic fan coil and geothermal and water source heat pump products.

The change in prepaid and accrued income taxes of $2.7 million primarily to payments made to the taxing authorities partially offset by the recognition of income taxes for 2009.

Other supplies and prepaid items decreased $0.2 million including:

•	a decrease of $1.6 million relating to lower costs and volume on hand of precious metals used in the manufacturing process of our Chemical Business, partially offset by
•	an increase of $0.8 million of prepaid insurance primarily as the result of increased insurance premiums related to the Pryor Facility and
•	an increase of $0.6 million of supplies relating to the Chemical Business due primarily to an increase in the volume on hand including the additions at the Pryor Facility.

Accounts payable decreased $6.2 million relating primarily to a decrease of $5.7 million in the Climate Control Business primarily as the result of a reduction in raw material purchases and a decrease in certain raw material costs.  Accounts payable relating to our Chemical Business had a minimal net increase due, in part, to increased start-up costs at the Pryor Facility partially offset by the decrease in costs of our raw material feedstocks and the timing of maintenance projects performed at the El Dorado Facility.

Commodities contracts decreased $5.9 million primarily as the result of these contracts being settled during 2009.

Customer deposits decreased $2.6 million primarily as the result of the shipment of products associated with these deposits that includes:

•	a decrease of $1.5 million in the Chemical Business,
•	a decrease of $0.6 million in the Climate Control Business, and
•	a decrease of $0.5 million in our industrial machinery business.

Deferred rent expense decreased $1.4 million as the result of the scheduled lease payments during 2009 exceeding the rent expense recognized on a straight-line basis. The scheduled lease payments ended in June 2009 when the previous Bayer agreement was replaced by the current Bayer Agreement.

The decrease in other current and noncurrent liabilities of $4.0 million includes primarily:

•	a decrease in accrued contractual manufacturing obligations of $1.5 million primarily as the result of our Chemical Business paying a portion of these obligations in December 2009,
•	decrease in accrued commissions of $1.4 million due primarily to lower sales volume in related distribution channels relating to our Climate Control Business, and
•
a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.3 million primarily due to costs incurred during 2009 associated with these construction contracts relating to our Climate Control Business.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for 2009 was $38.1 million that consisted primarily of $28.9 million for capital expenditures of which $5.1 million and $23.3 million are for the benefit of our Climate Control and Chemical Businesses, respectively. The capital expenditures used by our Chemical Business includes $8.1 million relating to the Pryor Facility. In addition, we invested $10.1 million in short-term investments consisting of certificates of deposit with an original maturity of 13 weeks.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities for 2009 was $3.9 million that primarily consisted of $8.9 million used for the acquisition of $11.1 million aggregate principal amount of the 2007 Debentures, purchases of treasury stock of $3.2 million, and payments on other long-term debt totaling $2.3 million partially offset by net proceeds from other long-term debt of $8.6 million.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by our subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2009, we have agreed to indemnify the sureties for payments, up to $22.9 million, made by them in respect of such bonds.  Approximately $21.7 million of these insurances bonds expire in 2010 while the remaining $1.2 million expire in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2009, our investment was $3.8 million. For 2009, distributions received from this Partnership were approximately $0.8 million and our equity in earnings was approximately $1.0 million. As of December 31, 2009, the Partnership and general partner to the Partnership are indebted to a term lender (“Lender”) of the Project for approximately $2.1 million with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2009 are summarized in the following table.

Payments Due in the Year Ending December 31,

Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
(In Thousands)
Long-term debt:

5.5% Convertible Senior Subordinated Notes	$29,400	$-	$-	$29,400	$-	$-	$-
Secured Term Loan due 2012	50,000	-	-	50,000	-	-	-
Capital leases	1,742	532	462	378	335	35	-
Other	20,659	2,673	2,821	2,988	3,164	2,595	6,418
Total long-term debt	101,801	3,205	3,283	82,766	3,499	2,630	6,418

Interest payments on long-term debt (1)	14,606	4,582	4,380	3,121	710	507	1,306

Interest rate contracts (2)	1,929	1,084	742	103	-	-	-

Capital expenditures (3)	7,850	7,850	-	-	-	-	-

Operating leases	17,459	4,606	3,949	3,374	2,446	2,150	934

Futures/forward contracts	2,873	2,873	-	-	-	-	-

Accrued contractual manufacturing obligations	732	732	-	-	-	-	-

Purchase obligations	870	870	-	-	-	-	-

Other contractual obligations included in noncurrent accrued and other liabilities	4,405	-	155	115	103	105	3,927
Total	$152,525	$25,802	$12,509	$89,479	$6,758	$5,392	$12,585

(1)	The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2009.
(2)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2009.
(3)	Capital expenditures include only non-discretionary amounts in our 2010 capital expenditure budget.

Availability of Company's Income Tax Loss Carry-Overs

For a discussion on our income tax net operating loss carry-overs, see Note 14 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2009, we had $0.4 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2009, our purchase commitments under copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of approximately $3.19 pound ($2,390,000) and a weighted-average market value of approximately $3.35 per pound ($2,512,000). In addition, our Chemical Business had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu ($900,000). At December 31, 2009, the weighted-average market value of these natural gas call contracts (unrealized gain) was approximately $0.19 per MMBtu ($29,000).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically entered into foreign currency contracts. At December 31, 2009, our commitments under these contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.435, which rate approximated the market exchange rate.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  At December 31, 2009, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, the fair value of these contracts (unrealized loss) was $1.9 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2009.

Years ending December 31,
(Dollars In Thousands)
2010	2011	2012	2013	2014	Thereafter	Total
Expected maturities of long-term debt (1):
Variable rate debt	$123	$122	$50,130	$138	$147	$1,893	$52,553

Weighted-average
interest rate	3.41%	3.40%	3.50%	6.00%	6.00%	6.00%	3.60%

Fixed rate debt	$3,082	$3,161	$32,636	$3,361	$2,483	$4,525	$49,248

Weighted-average
interest rate	5.82%	5.79%	5.91%	6.52%	6.67%	6.78%	6.06%

Estimated future cash flows of interest rate swaps (2):
Variable to Fixed	$1,084	$742	$103	$-	$-	$-	$1,929

Weighted-average
pay rate	3.42%	3.42%	3.42%	-%	-%	-%	3.42%

Weighted-average
receive rate	0.84%	2.01%	2.97%	-%	-%	-%	2.15%

(1)	The variable and fixed rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2009.
(2)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2009.

The following table presents our purchase commitments under futures/forward contracts and related weighted-average contract costs/exchange rate by contract terms as of December 31, 2009.

Years ending December 31,
(Dollars In Thousands, Except For Per Pound)
2010	2011	2012	2013	2014	Thereafter	Total
Futures/Forward contracts:
Copper:
Total cost of contracts	$2,390	$2,390

Weighted-average cost per pound	$3.19	$3.19

Foreign Currency (1):
Total cost of contract	$483	$483

Weighted-average contract exchange rate	0.70	0.70

(1)	Our commitments under these contracts are to pay in U.S Dollars and receive approximately 336,000 Euros.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2009 and 2008, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 7% and 10%, respectively, utilizing information obtained from the lender. Fair values for fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2009 and 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The following table shows the estimated fair value and carrying value of our borrowings at:

December 31, 2009	December 31, 2008
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$27,640	$50,000	$20,939	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,553	2,553	8	8

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	29,106	29,400	27,338	40,500
Other bank debt and equipment financing	20,231	19,848	14,949	14,652
	$79,530	$101,801	$63,234	$105,160

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009 of LSB Industries, Inc. and our report dated March 8, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 8, 2010

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

•	a factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives;
•	for the short term, we do expect to see lower demand for most of our Climate Control products;
•
tax credits and incentives, and certain planned direct spending by the federal government contained in the American Reinvestment and Recovery Act of 2009, could stimulate sales of our geothermal heat pump products, as well as other products that could be used to modernize federally owned and operated buildings, military installations, public housing and hospitals;

•	the market share for commercial water source heat pumps relative to other types of heating and air-conditioning systems will continue to grow due to the relative efficiency and longevity of such systems, as well as due to the emergence of the replacement market for those systems;
•	the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, as well as tax incentives that are available to builders and homeowners when installing geothermal systems, will continue to increase demand for our geothermal products;
•	levels of repair, replacement, and new construction activity generally drive demand in the geothermal and water source heat pumps and hydronic fan coil markets;
•	our investment in the Climate Control Business will continue if customer product order intake levels warrant such investment, and our investments will increase our capacity to produce and distribute our Climate Control products;
•
to ship substantially all of the customer product orders included in the Climate Control Business’ backlog within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months;

•	no difficulties in obtaining necessary materials for our Climate Control Business;
•
the ability to pass to our customers the majority of any raw material cost increases in the form of higher prices, but the timing of these price increases could lag the increases in the cost of materials, having sufficient sources for materials, and a shortage of raw materials could impact production of our Climate Control products;

•
to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business;

•
the market demand for our industrial acids and mining products will be flat to slightly up, for the first half of 2010, and the nitrogen fertilizer supply and demand fundamentals appear to be favorable; however, it is possible that the fertilizer outlook could be adversely affected by lower grain prices, unanticipated spikes in natural gas prices, or unfavorable weather conditions;

•	when producing at a sustained level, we expect the Pryor Facility to produce and sell at an annualized rate of approximately 325,000 tons of UAN and 35,000 tons of anhydrous ammonia;
•	we can obtain anhydrous ammonia from other sources in the event of an interruption of service under our current supply contract;
•	the overall commercial construction sector is not expected to recover during 2010,but there is a projected increase in both single-family residential and multi-family construction during 2010;
•	for 2010, the potential sales level remains uncertain for the Climate Control Business;
•	to see continued slowness in our Climate Control Business’ results in the short-term;
•	that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products;
•
the Pryor Facility monthly operating start up costs, prior to production of UAN at sustained targeted rates, are approximately $1.6 million in addition to variable costs such as natural gas and electricity;

•	our Chemical Business’ sales in the industrial, mining and agricultural sectors for 2010 will continue to be affected by the overall economic conditions;
•	our primary cash needs will be for working capital and capital expenditures for 2010;
•
we and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations;

•	the amount of committed and planned capital expenditures for 2010, including the amounts for the Climate Control and Chemical Businesses;
•	the amount of Turnaround Costs and expenses associated with environmental regulatory compliance to be incurred in 2010;
•
while future emission regulations or new laws appear likely, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results;

•	the actual development of claims could exceed our estimates as they relate to our accrued liabilities;
•	meeting all required covenant tests for all quarters and the year ending in 2010, and
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

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	activating operations at full production rates at the Pryor Facility,
•	inability to obtain necessary raw materials,
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors”.

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

The Company’s By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 14. The Board of Directors currently has set the number of directors at 14.

Only persons who are nominated in accordance with the procedures set forth in our Bylaws are eligible for election as directors. Pursuant to the August 20, 2009 amendments to our Bylaws, nominations of persons for election to the Board of Directors may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors; or (ii) by any stockholder of the Company entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in our Bylaws. A director nomination made by a stockholder must be delivered or mailed to and received at our principal executive offices not less than 120 nor more than 150 days prior to the date of the meeting; provided, however, that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such date, notice by the stockholder to be timely must be so delivered, or mailed and received not later than the 90th day prior to such annual meeting, or if later, the 10th day following the date on which the public disclosure of the date of such annual meeting was so made.

Our Nominating and Governance Committee reviews the composition of the Board to assess the Board performance, composition, and effectiveness.  The Nominating Committee values certain characteristics to all Board members, including personal and professional integrity, reputation, outstanding professional achievement, and sound business judgment.  The Nominating Committee evaluates each individual director in the context of the Board as a whole with the goal of recommending an effective group with a diversity of experience and skills that exercises sound business judgment in the interest of our business and our shareholders.

Directors

Raymond B. Ackerman, age 87. Mr. Ackerman first became a director in 1993. His term will expire in 2011. From 1952 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the firm. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Hall of Fame in 1993 and the Oklahoma Commerce and Industry Hall of Honor in

1998.  He served as the President of the Oklahoma City Chamber of Commerce, the United Way, Allied Arts and six other Oklahoma City non-profit organizations. Mr. Ackerman’s advertising and public relations experience, and his leadership skills and business experience, among other factors, led the Board to conclude that he should serve as a director.

Robert C. Brown, M.D., age 78. Dr. Brown first became a director in 1969. His term will expire in 2012. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C.  Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years as a doctor in the United States Navy and over three years at the Mayo Clinic.  Dr. Brown is also a Clinical Professor at Oklahoma University Health Science Center.  Dr. Brown has experience with and insight into all aspects of developing and growing a company and as President and Chief Executive Officer oversaw the launch and sale of a medical claims clearinghouse which was sold, ultimately, to WebMD.  Dr. Brown is currently President and Chief Executive Officer of ClaimLogic L.L.C., a medical claims clearinghouse specializing in the provision of medical clearinghouse services to university affiliated hospitals and other medical providers throughout the United States.  Dr. Brown served as President of the Medical Staff of Baptist Medical Center of Oklahoma.  He is a Board member of Integris Physicians Services, Inc. Dr. Brown’s leadership experience, entrepreneurial business experience and broad range of knowledge of the Company history and business through his service as a director, among other factors, led the Board to conclude that he should serve as a director.

Charles A. Burtch, age 74. Mr. Burtch first became a director in 1999. His term will expire in 2010. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University. Mr. Burtch’s financial experience and his experience as executive vice president of a large commercial bank, among other factors, led the Board to conclude that he should serve as a director.

Robert A. Butkin, age 57.  Mr. Butkin first became a director in August 2007.  His term will expire in 2010.  Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President of BRJN Capital Corporation a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various organizations, including holding the presidency of the Southern State Treasurers Association.  He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers ("NAST").  In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in 1978. Mr. Butkin’s leadership skills and financial experience obtained through serving as State Treasurer of Oklahoma, chairman of the banking committee of NAST, leading his private investment company, and service as the dean of a major law school in the State of Oklahoma, among other factors, led the Board to conclude that he should serve as a director.

Barry H. Golsen, J.D., age 59. Mr. Golsen first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of the Company in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994, and has been the President of our Climate Control Business for more than five years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma. Mr. Golsen’s extensive experience in the climate control industry, his depth of knowledge and understanding of the business in which the Company operates, and his demonstrated leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.

Jack E. Golsen, age 81. Mr. Golsen first became a director in 1969. His term will expire in 2010. Mr. Golsen, founder of the Company, is our Chairman of the Board of Directors and Chief Executive Officer and has served in that capacity since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company. In 1972 he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry.  Refer to “The Second Crash” by Charles Ellis, and five additional books about the Wall Street crisis.  Mr. Golsen’s demonstrated leadership skills and extensive experience and understanding in all industries in which the Company operates, his financial experience and broad business knowledge, among other factors, led the Board to conclude that he should serve as a director.

David R. Goss, age 69. Mr. Goss first became a director in 1971. His term will expire in 2012. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than five years. Mr. Goss is a graduate of Rutgers University. Mr. Goss’s accounting and financial experience and extensive knowledge of the industries in which the Company operates, among other factors, led the Board to conclude that he should serve as a director.

Bernard G. Ille, age 83. Mr. Ille first became a director in 1971. His term will expire in 2011. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for ten years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He was  a director of Landmark Land Company, Inc., which was the parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma. Mr. Ille’s leadership of a major insurance company in Oklahoma, his financial and insurance background, and his investment experience, among other factors, led the Board to conclude that she should serve as a director.

Gail P. Lapidus, age 58. The Board of Directors appointed Ms. Lapidus as a director in February 2010 to fill a newly-created vacancy.  Her term will expire in 2012. Ms. Lapidus is the Executive Director and CEO of Family & Children’s Services (“FCS”), a premiere human services provider in the Tulsa, Oklahoma metro area. Ms. Lapidus has been with the 85 year old agency for 35 years and has served as its Executive Director since 1986.  During her tenure, FCS has become the largest outpatient community mental health center in the state of Oklahoma for children, families and individuals without sufficient economic resources or health insurance.  FCS, which has an annual budget of more than $33 million and a staff of over 500, has attracted national recognition and research grants for the services it provides. Ms. Lapidus received her undergraduate degree and a Master’s Degree in Social Work from the University of Oklahoma where she was later named an inaugural inductee into the Hall of Honor for outstanding leadership in professional practice. Ms. Lapidus’s management and leadership experience as the executive director of FCS, among other factors, led the Board to conclude that she should serve as a director.

Donald W. Munson, age 77. Mr. Munson first became a director in 1997. His term will expire in 2011. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota. Mr. Munson’s extensive experience in the climate control industry, and his leadership skills obtained through his service as senior executive and a managing director of Lennox Industries, among other factors, led the Board to conclude that he should serve as a director.

Ronald V. Perry, age 60. Mr. Perry first became a director in August 2007.  His term will expire in 2011.  Mr. Perry currently serves as President of Prime Time Travel, which he founded in 1979. He also serves on the Alumni Board of Directors for Leadership Oklahoma City and is a member of the Metro Technology Centers Board of Directors.  Mr. Perry has served in various charitable and civic organizations. Mr. Perry is also a past President of the Oklahoma City Food Bank and has served as President of the OKC Food Bank Board of Directors. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration. Mr. Perry’s leadership skills, business experience and promotions experience, among other factors, led the Board to conclude that he should serve as a director.

Horace G. Rhodes, age 82. Mr. Rhodes first became a director in 1996. His term will expire in 2010. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association ("OLHIGA"). Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma. Mr. Rhodes’

experience as a leader of an Oklahoma law firm, his depth of understanding of corporations and business transactions obtained through 40 years of practice as a corporate lawyer with expertise in mergers and acquisitions, his financial and investment experience gained through one year as treasurer and seven years as president of a life insurance company, together with his unique financial experience as an insurance industry regulator for three years, among other factors, led the Board to conclude that he should serve as a director.

Tony M. Shelby, age 68. Mr. Shelby first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than five years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of the Company and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University. Mr. Shelby’s financial and accounting experience, his demonstrated leadership skills within the Company, and extensive understanding of the industries in which the Company operates, among other factors, led the Board to conclude that he should serve as a director.

John A. Shelley, age 59. Mr. Shelley first became a director in 2005. His term will expire in 2012. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union (“Bank of Union”) located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by the Company prior to 1994. Mr. Shelley is a graduate of the University of Oklahoma. Mr. Shelley’s experience in the banking industry and his financial experience obtained through his service as CEO of the Bank of Union, among other factors, led the Board to conclude that he should serve as a director.

Executive Officers

Certain information concerning our executive officers is contained in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated by reference herein.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, officers, and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of the Company’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to 2009, or written representations that no Form 5 was required to be filed, the Company believes that during 2009 all directors and officers of the Company and beneficial owners of more than 10% of the Company’s common stock filed timely their required Forms 3, 4, or 5, except (a) Robert Butkin and Mike Tepper each inadvertently filed one late Form 4 to report one transaction, and (b) Bernie Ille filed one late Form 5 to amend a prior filed Form 4.

Code of Ethics

The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of the Company and each of the our subsidiaries, or persons performing similar functions, are subject to our Code of Ethics.  We and each of our subsidiary companies have adopted a Statement of Policy Concerning Business Conduct applicable to our employees.

Our Code of Ethics and Statement of Policy Concerning Business Conduct are available on our website at www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the NYSE Euronext (“NYSE”), on our website.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, Ray Ackerman and John Shelley. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the NYSE as of the Company’s fiscal year end. During 2009, the Audit Committee had seven meetings.

Audit Committee Financial Expert

While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not presently include a director that qualifies for designation as an “audit committee financial expert.” However, each of the current members of the Audit Committee is financially literate and able to read and understand fundamental financial statements and at least one of its members has financial management expertise. The Board of Directors believes that the background and experience of each member of the Audit Committee is sufficient to fulfill the duties of the Audit Committee. For these reasons, although members of our Audit Committee are not professionally engaged in the practice of accounting or auditing, our Board of Directors has concluded that the ability of our Audit Committee to perform its duties is not impaired by the absence of an “audit committee financial expert.”

Nominating and Corporate Governance Committee

We have a separately-designated standing Nominating and Corporate Governance Committee (the “Nominating Committee”). The members of the Nominating Committee are Messrs. Ray Ackerman, Bernard Ille, Horace Rhodes, and John Shelley (Chairman). The Board has determined that each member of the Nominating Committee is independent, in accordance with Section 10A-3 of the Exchange Act and the listing standards of the NYSE. During 2009, the Nominating Committee had two meetings.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) has three members and met two times during 2009.  The Compensation Committee is comprised of Messrs. Horace Rhodes (Chairman), Charles Burtch and Bernard Ille, non-employee, independent directors in accordance with the rules of the NYSE.  The Board has adopted a Compensation and Stock Option Committee Charter, which governs the responsibilities of the Compensation Committee.  This charter is available on the Company’s website at www.lsb-okc.com, and is also available from the Company upon request.

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

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. If an outside consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee. For 2009, no outside consultants were engaged by the Compensation Committee.

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

The Compensation Committee has responsibility for the establishment in consultation with management, of our compensation philosophy for our senior executive officers and the implementation and oversight of a compensation program consistent with the philosophy. This group of senior executive officers includes the named executive officers, as well as our other executives.

A primary objective of the Compensation Committee is to ensure that the compensation paid to the senior executive officers is fair, reasonable, competitive, and provides incentives for superior performance. The Compensation Committee is responsible for approval of all decisions for the direct compensation, including the base salary and bonuses, stock options and other benefit programs for the Company’s senior executive officers, including the named executive officers.

In general, the day-to-day administration of savings, health and welfare plans and policies are handled by a team of our legal and finance department employees. The Compensation Committee (or Board) remains responsible for key policy changes outside of the day to day requirements necessary to maintain these plans and policies.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program rewards the executive’s achievements and contribution towards the Company achieving its long-term strategic goals. However, the Compensation Committee does not believe that executive compensation should be tied to specific numeric or formulaic financial goals or stock price achievement by the Company. The Compensation Committee recognizes that, given the volatility of the markets in which we do business, our economic performance in any given time frame may not be an accurate measurement of our senior executive officer’s performance.

The Compensation Committee values both personal contribution and teamwork as factors to be rewarded. The Compensation Committee believes that it is important to align executives’ interests with those of stockholders through the use of stock option incentive programs. When granted, stock options are granted with an exercise price equal to their grant date value, in accordance with our stock option incentive programs. The Compensation Committee evaluates both performance and compensation  and considers previously granted options to ensure that we maintain our ability to attract and retain highly talented employees in key positions, and that compensation provided to key employees will remain competitive relative to our other senior executive officers. The Compensation Committee believes that executive compensation packages should include both cash and stock-based compensation, as well as other benefit programs to encourage senior executive officers to remain with the Company and have interests aligned with those of the Company. As a result, the Compensation Committee reviews the number of stock options exercised by senior executive officers during recent periods, if any, as well as stock options currently held by the senior executive officers. This analysis enables the Compensation Committee to determine whether the grant of additional stock based compensation may be advisable to ensure that our senior executive officers’ interests are aligned with those of the Company. Based on the foregoing, the Compensation Committee bases it executive compensation program on the following criteria:

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

Setting Executive Compensation

The Compensation Committee sets annual cash and non-cash executive compensation to reward the named executive officers for achievement and to motivate the named executive officers to achieve long-term business objectives. The Compensation Committee is unable to use peer group comparisons in determining the compensation package because of the diverse nature of our lines of business. Although the Compensation Committee has not engaged outside consultants to assist in conducting its annual review of the total compensation program, it may do so in the future. The Compensation Committee reviewed some generally available compensation information for companies of our size. The Compensation Committee considered base salary and current bonus awards in determining overall compensation. The Compensation Committee does not have a policy allocating long term and currently paid compensation. The Compensation Committee also considered the allocation between cash and non-cash compensation amounts, but does not have a specific formula or required allocation between such compensation amounts. The Compensation Committee compares the Chief Executive Officer’s total compensation to the total compensation of our other named executive officers over time. However, the Compensation Committee has not established a target ratio between total compensation of the Chief Executive Officer and the median total compensation level for the next lower tier of management. The Compensation Committee also considers internal pay equity among the named executive officers and in relation to next lower tier of management in order to maintain compensation levels that are consistent with the individual contributions and responsibilities of those executive officers. The Compensation Committee does not consider amounts payable under severance agreements when setting the annual compensation of the named executive officers.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer and the President) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items. The Compensation Committee considers and reviews such recommendations in light of the Compensation Committee’s philosophy and objections and exercises its discretion in accepting or modifying the recommended compensation. In determining compensation for the Chief Executive Officer and the President, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing both the Chief Executive Officer and the President and consideration of the Compensation Committee’s observations of the Chief Executive Officer and the President during the applicable year.

2009 Executive Compensation Components

For the fiscal year ended December 31, 2009, the principal components of compensation for the named executive officers were:

•	base salary;
•	cash bonus;
•	death benefit and salary continuation programs; and
•	perquisites and other personal benefits.

The Compensation Committee did not award equity-based compensation, such as stock options, to the named executive officers in 2009. As discussed below, the Compensation Committee awarded salary increases and bonuses to the named executive officers for 2009. Those awards were considered sufficient to provide competitively based incentives to our executives to advance company performance, without granting equity based compensation as well.

Base Salary

We provide the named executive officers and other senior executive officers with base salary to compensate them for services rendered during the year. We do not have a defined benefit or qualified retirement plan for our executives. This factor is considered when setting the base compensation for senior executive officers.

Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers, and based upon an assessment of the individual performance of the executive during the preceding year. In determining the base salary for the Chief Executive Officer and the President, the Compensation Committee exercises its judgment based on its observations of such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements. Although the Compensation Committee does not use specific performance targets to set base salaries or bonuses, the Compensation Committee awarded salary increases in 2009 based on the above criteria and with consideration of the overall performance of the Company during challenging economic conditions.

Bonuses

The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. The Compensation Committee awarded bonuses to the named executive officers in 2009 based upon the Compensation Committee’s review of the performance and the recommendation of the Chief Executive Officer. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company.

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

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”

The Compensation Committee believes that the Death Benefit and Salary Continuation Plans are significant factors in:

•	enabling the Company to retain its named executive officers;
•	encouraging our named executive officers to render outstanding service; and
•	maintaining competitive levels of total compensation.

Perquisites and Other Personal Benefits

The Company and the Compensation Committee believe that perquisites are necessary and appropriate parts of total compensation that contribute to our ability to attract and retain superior executives. Accordingly, the Company and the Compensation Committee provided our named executive officers and certain other executive officers a limited number of perquisites that are reasonable and consistent with our overall compensation program.

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

Severance Agreements

We have entered into change of control severance agreements with certain key employees, including the named executive officers. The severance agreements are designed to promote stability and continuity of senior management. The severance agreements provide generally that if a executive officer who is a party to a severance agreement is terminated, other than for cause, within 24 months after the occurrence of a change-in-control of the Company or the executive officer terminates his employment for good reason following a change in control, the Company must pay the executive officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control. The Compensation Committee believes that the severance agreements are an important element in retaining our senior management. These severance agreements are described under “Severance Agreements” below. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

Employment Agreement

We have no employment agreements with our named executive officers, except with Jack E. Golsen, our Chief Executive Officer. The terms of Mr. Golsen’s employment agreement are described below under “Employment Agreement.” We believe that Mr. Golsen’s employment agreement promotes stability in our senior management and encourages Mr. Golsen to provide superior service to us. The current term of the Employment Agreement expires March 21, 2011, but will automatically renew for up to three additional three-year periods, unless earlier terminated by either party with one years’ notice.

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

As a result of the exercise of non-qualifying stock options, the Company’s aggregate reported compensation, for tax purposes, to Jack E. Golsen, Barry H. Golsen, and David M. Shear exceeded the Section 162(m) deductibility limits in 2008 and 2007 by $350,000 and $3,418,000, respectively (none in 2009). For 2008, Barry H. Golsen’s compensation exceeded the deductibility limit by $350,000, which represents a cost to the company of $137,000 as a result of the lost tax deduction. For 2007, Jack E. Golsen’s compensation exceeded the deductibility limit by $3,349,000, which represents a cost to the company of $1,306,000 as a result of the lost tax deduction and David M. Shear’s compensation exceeded the deductibility limit by $69,000 which represents a cost to the company of $27,000 as a result of the lost tax deductions. The Company's compensation deduction was not limited by Section 162(m) in 2009.

Accounting for Stock-Based Compensation - The Company accounts for stock-based payments, including its incentive and nonqualified stock options, in accordance with United States generally accepted accounting principles.

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

Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.

Horace G. Rhodes, Chairman
Charles A. Burtch
Bernard G. Ille

The following table summarizes the total compensation paid or earned by each of the named executive officers for each of the three fiscal years in the period ended December 31, 2009. The Company did not grant equity-based awards to the named executive officers during 2009, 2008 or 2007.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Jack E. Golsen,
Chairman of the Board	2009	636,323	200,000	-	-	-	-	713,556	1,549,879
of Directors and	2008	575,554	200,000	-	-	-	-	682,646	1,458,200
Chief Executive Officer	2007	523,400	50,000	-	-	-	-	645,010	1,218,410

Tony M. Shelby,
Executive Vice President	2009	275,000	125,000	-	-	-	-	16,824	416,824
of Finance and Chief	2008	268,654	125,000	-	-	-	-	15,574	409,228
Financial Officer	2007	255,000	90,000	-	-	-	-	22,773	367,773

Barry H. Golsen,
Vice Chairman of the Board of
Directors, President, and	2009	527,523	200,000	-	-	-	-	16,887	744,410
President of the Climate Control	2008	479,446	175,000	-	-	-	-	27,546	681,992
Business	2007	433,100	100,000	-	-	-	-	22,191	555,291

David R. Goss,	2009	270,500	100,000	-	-	-	-	4,195	374,695
Executive Vice President of	2008	259,923	85,000	-	-	-	-	14,440	359,363
Operations	2007	240,500	55,000	-	-	-	-	12,361	307,861

David M. Shear,	2009	275,000	100,000	-	-	-	-	9,068	384,068
Senior Vice President and	2008	264,423	100,000	-	-	-	-	17,149	381,572
General Counsel	2007	240,000	75,000	-	-	-	-	9,961	324,961

(1) As discussed below under “1981 Agreements” and “2005 Agreement,” the Company entered into individual death benefit agreements in 1981 (amended in 2008 to comply with Section 409A of the Internal Revenue Code (“Section 409A”)) and a death benefit agreement in 2005. Reported compensation for the death benefit under these agreements is the greater of:

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

As discussed below under “1992 Agreements”, the Company entered into benefit agreements in 1992 (and amended in 2008 to comply with Section 409A), which include a death benefit until the employee reaches age 65 or benefits for life commencing when the employee reaches age 65. Compensation reported for these benefits is the greater of:

•	the expense incurred associated with our accrued benefit liability or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

The amounts set forth under “All Other Compensation” are comprised of compensation relating to these agreements and perquisites for 2009, as follows:

1981 Agreements	1992 Agreements	2005 Agreement	Other (A)	Total
Jack E. Golsen	$215,229	$-	$490,157	$8,170	$713,556
Tony M. Shelby	$7,250	$-	$-	$9,574	$16,824
Barry H. Golsen	$517	$10,287	$-	$6,083	$16,887
David R. Goss	$1,132	$-	$-	$3,063	$4,195
David M. Shear	$-	$4,946	$-	$4,122	$9,068

(A) Amount relates to the personal use of automobiles, cell phones and country club dues.

The Company did not grant equity-based awards to the named executive officers during 2009, 2008 or 2007.

Employment Agreement

We have an employment agreement with Jack E. Golsen, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The employment agreement was amended in 2008 to comply with Section 409A. The employment agreement may be terminated by either party by written notice at least one year prior to the expiration of the then current term. The current term of the employment agreement expires March 21, 2011, but will be automatically renewed for up to three additional three-year periods. Under the terms of such employment agreement, Mr. Golsen shall:

•	be paid an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen’s 1995 base salary,
•	be paid an annual bonus in an amount as determined by the Compensation Committee, and
•	receive from the Company certain other fringe benefits (vacation; health and disability insurance).

The employment agreement provides that Mr. Golsen’s employment may not be terminated, except:

•	upon conviction of a felony involving moral turpitude after all appeals have been exhausted (“Conviction”),
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

1981 Agreements

During 1981, the Company entered into individual death benefit agreements (the “1981 Agreements”) with certain key employees (including certain of the named executive officers). Each named executive officer will receive a monthly benefit for a period of 10 years if the officer dies while in the employment of the Company or a wholly-owned subsidiary of the Company. The 1981 Agreements provide that the Company may terminate the agreement as to any officer at anytime prior to the officer’s death. The Company has purchased life insurance on the life of each officer covered under the 1981 Agreements to provide a source of funds for the Company’s obligations under the 1981 Agreements. The Company is the owner and sole beneficiary of each of the insurance policies and the proceeds are payable to the Company upon the death of the officer.

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

The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements and the net cash surrender value of the associated life insurance policies at December 31, 2009.

Name of Individual	Amount of Annual Benefit	Amount of Annual Death Benefit	Amount of Net Cash Surrender Value
Jack E. Golsen	N/A	N/A	N/A
Tony M. Shelby	$15,605	N/A	$-
Barry H. Golsen	$17,480	$11,596	$41,847
David R. Goss	$17,403	N/A	$61,113
David M. Shear	$17,822	$7,957	$-

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

401(k) Plan

We maintain The LSB Industries, Inc. Savings Incentive Plan (the “401(k) Plan”) for the employees (including the named executive officers) of the Company and its subsidiaries, excluding employees covered under union agreements and certain other employees. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. The Company and its subsidiaries make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. The Company or subsidiary deducts the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pays the amount into the 401(k) Plan pursuant to the officer’s election. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed by the named executive officers during the 2009, 2008 and 2007 fiscal years pursuant to the 401(k) Plan.

Outstanding Equity Awards At December 31, 2009

Options Awards (1)
(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)
Jack E. Golsen	-	-	-	-	-
Tony M. Shelby	15,000	-	-	2.73	11/29/2011
Barry H. Golsen	11,250	-	-	2.73	11/29/2011
David R. Goss	-	-	-	-	-
David M. Shear	-	-	-	-	-

(1)  There were no unvested stock awards at December 31, 2009.
(2)  Options expiring on November 29, 2011, were granted on November 29, 2001 and were fully vested on November 28, 2005.

Options Exercised in 2009 (1)

Option Awards
(a)	(b)	(c)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(2) ($)
Jack E. Golsen	-	-
Tony M. Shelby	100,000	1,283,000
Barry H. Golsen	-	-
David R. Goss	80,000	1,005,800
David M. Shear	-	-

(1) There were no stock awards that vested in 2009.
(2) Value realized was determined using the difference between the exercise price of the options and the closing price of our common stock on the date of exercise.

Severance Agreements

We have entered into severance agreements with each of the named executive officers and certain other officers, which were amended in 2008 to comply with Section 409A. Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the Company, the Company terminates the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), the Company must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The phrase “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five-year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

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

Except for the severance agreement with Jack E. Golsen, each severance agreement expires on the earlier of: (a) three years after the date of the severance agreement, or (b) the date of retirement from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless the Company gives notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless the Company gives notices otherwise at least one year prior to the renewal date.

Potential Payments Upon Termination or Change-In-Control

The following table reflects the amount that would have been payable to each of the named executive officers under the applicable agreement if the respective trigger event had occurred on December 31, 2009. (1)

Severance Pay Trigger Event

Name and Executive Benefit and Payments Upon Separation	Voluntary Termination ($)	Involuntary Other Than For Cause Termination ($)	Involuntary For Cause Termination ($)	Involuntary Other Than For Cause Termination - Change of Control ($)	Voluntary For Good Reason Termination - Change of Control ($)	Disability/ Incapacitation ($)	Death ($)

Jack E. Golsen: (2)(3)(6)
Salary	-	795,404	-	1,849,489	1,849,489	3,143,436	-
Bonus	-	250,000	-	-	-	-	4,250,000
Death Benefits	-	-	-	-	-	-	57,135
Other	-		-	-	-	-

Tony M. Shelby: (3)(4)(5)
Salary	-	-	-	996,624	996,624	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	230,225	-	-	-	-	-	-

Barry H. Golsen: (3)(4)(5)
Salary	-	-	-	1,645,541	1,645,541	-	-
Death Benefits	-	-	-	-	-	-	415,962

David R. Goss: (3)(4)(5)
Salary	-	-	-	923,367	923,367	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	245,233	-	-	-	-	-	-

David M. Shear: (3)(5)
Salary	-	-	-	912,495	912,495	-	-
Death Benefits	-	-	-	-	-	-	79,567

(1)
This amount does not include the amount realizable under outstanding stock options granted to the named executive officers, all of which are fully vested.  See “Outstanding Equity Awards at December 31, 2009.”

(2)	See, “Employment Agreement,” above for a description of the terms of Mr. Golsen’s employment agreement.
(3)	See, “Severance Agreements,” above for a description of the terms of our severance agreements.
(4)	See, “1981 Agreements” for a discussion of the terms of our death benefit agreements.
(5)	See, “1992 Agreements” for a description of the terms of our retention and death benefit agreements.
(6)	See, “2005 Agreement” for a description of the terms of Mr. Golsen’s death benefit agreement.

Our Compensation Policies May Discourage Other Parties From Attempting to Acquire Us

We have entered into severance agreements with our executive officers and some of the executive officers of our subsidiaries that provide, among other things, that if, within a specified period of time after the occurrence of a change in control of our Company, these officers are terminated, other than for cause, or the officer terminates his employment for good reason, we must pay such officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control. See “Severance Agreements” and “Employment Agreement,” above. These agreements may discourage a third party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management.

Compensation of Directors

In 2009, we compensated our non-employee directors for their services as directors on our Board.  Our Directors were not awarded stock options or other equity based compensation in 2009.  Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2009.

Director Compensation Table
(a)	(b)	(h)
Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Raymond B. Ackerman	40,500	40,500
Robert C. Brown, M.D.	40,000	40,000
Charles A. Burtch	40,000	40,000
Robert A. Butkin	39,500	39,500
Bernard G. Ille	40,500	40,500
Donald W. Munson	40,500	40,500
Ronald V. Perry	40,500	40,500
Horace G. Rhodes	40,500	40,500
John A. Shelley	40,500	40,500

(1) This amount includes as to each director, an annual fee of $13,000 for services as a director and $500 for each Board meeting attended during 2009. In addition, each director that serves on one or more committees of the Board receives an additional $25,000 for such service. As noted below, each of our directors served on at least one committee during 2009:

•	Mr. Ackerman is a member of the Audit Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•
Dr. Brown is a member of the Benefits and Programs Committee. The amount shown above does not include amounts paid by the Company to Dr. Brown for consulting services rendered by him or his affiliated medical group, which amounts are described under “Item 13 - Certain Relationships and Related Party Transactions, and Director Independence - Related Party Transactions.”

•	Mr. Burtch is a member of the Audit Committee and Compensation Committee.
•	Mr. Butkin is a member of the Business Development Committee.
•	Mr. Ille is a member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•	Mr. Munson is a member of the Business Development Committee.
•	Mr. Perry is a member of the Public Relations and Marketing Committee.
•	Mr. Rhodes is a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
•	Mr. Shelley is a member of the Audit Committee, Public Relations and Marketing Committee and Nominating and Corporate Governance Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has the authority to set the compensation of all of our officers. This Compensation Committee considers the recommendations of the Chief Executive Officer when setting the compensation of our officers. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation Committee are the following non-employee directors: Horace G. Rhodes (Chairman), Charles A. Burtch, and Bernard G. Ille. Neither Mr. Rhodes, Mr. Burtch nor Mr. Ille is, or ever has been, an officer or employee of the Company or any of its subsidiaries. None of our executive officers or members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K during 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the information as of December 31, 2009, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	848,775	$8.23	870,000
Equity compensation plan not approved by stockholders (1)	22,500	$2.73	-

Total	871,275	$8.09	870,000

(1) Non-Stockholder Approved Plan From time to time, the Compensation Committee and/or the Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in our best interest to compensate directors, officers, or employees for service to the Company. The exercise price of each such option is equal to the market value of our common stock at the date of grant and each option expires ten years from the grant date. All outstanding options under this plan were exercisable at December 31, 2009.

On November 29, 2001, we granted to certain employees of the Company nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. As of December 31, 2009, 22,500 shares remain issuable under the nonqualified stock options at an exercise price of $2.73 per share. The nonqualified stock options were not approved by our stockholders.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2010, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 28, 2010.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class+
Jack E. Golsen and certain members of his family (2)	Common Voting Preferred	4,720,009 1,020,000	(3) (4) (5)	21.1% 99.9%

+ Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 28, 2010 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1) We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or the Company’s records.

(2)  Includes Jack E. Golsen (“J. Golsen”) and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (“B. Golsen”) (a director, Vice Chairman of the Board of Directors, and President of the Company and its climate control business); son, Steven J. Golsen (“S. Golsen”) (executive officer of several subsidiaries of the Company), Golsen Family LLC (“LLC”) which is wholly-owned by J. Golsen (43.516% owner), Sylvia H. Golsen (43.516% owner), B. Golsen (4.323% owner), S. Golsen (4.323% owner), and Linda F. Rappaport (4.323% owner and daughter of J. Golsen (“L. Rappaport”)), and SBL LLC (“SBL”) which is wholly-owned by the LLC (49% owner), B. Golsen (17% owner), S. Golsen (17% owner), and L. Rappaport (17% owner). J Golsen and Sylvia H. Golsen are the managers of the LLC and share voting and dispositive power over the shares beneficially owned by the LLC. J. Golsen and B. Golsen, as the only directors and officers of SBL, share the voting and dispositive power of the shares beneficially owned by SBL and its wholly owned subsidiary, Golsen Petroleum Corp (“GPC”). The address of Jack E. Golsen, Sylvia H. Golsen, and Barry H. Golsen is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179. SBL’s address is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(3)  Includes (a) the following shares over which J. Golsen has the sole voting and dispositive power: (i) 4,000 shares that he has the right to acquire upon conversion of a promissory note; (ii) 263,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee of each of these trusts; and (iii) 200,406 shares held in certain trusts for the benefit of grandchildren and great grandchildren of J. Golsen and Sylvia H. Golsen over which J. Golsen is the trustee; (b) 653,976 shares owned of record by the LLC and 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC; (c) 296,639 shares over which B. Golsen has the sole voting and dispositive power, 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power, and

11,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (d) 263,915 shares over which S. Golsen has the sole voting and dispositive power and 11,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 30,000 shares over which L. Rappaport has the sole voting and dispositive power and 36,400 shares that she has the right to acquire upon conversion of $1 million principal amount of the 2007 Debentures; (f) 1,602,099 shares owned of record by SBL, 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL and 145,600 shares issuable shares upon the conversion of $4 million principal amount of the 2007 Debentures owned of record by SBL, and (g) 283,955 shares owned of record by GPC, which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. See “Certain Relationships and Related Transactions”.

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

Security Ownership of Management

The following table sets forth certain information obtained from our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 28, 2010.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percent of Class+
Raymond B. Ackerman	Common	15,875	(2)	*

Michael G. Adams	Common	22,475	(3)	*

Robert C. Brown, M.D.	Common	131,154	(4)	*

Charles A. Burtch	Common	1,825	(5)	*

Robert A. Butkin	Common	1,825	(6)	*

Barry H. Golsen	Common Voting Preferred	3,197,395 1,016,173	(7) (7)	14.4 99.9	% %

Jack E. Golsen	Common Voting Preferred	4,070,022 1,020,000	(8) (8)	18.3 99.9	% %

David R. Goss	Common	222,321	(9)	1.0%

Bernard G. Ille	Common	15,825	(10)	*

Jim D. Jones	Common	80,000	(11)	*

Gail P. Lapidus	Common	-		-

Donald W. Munson	Common	7,565	(12)	*

Ronald V. Perry	Common	825	(13)	*

Horace G. Rhodes	Common	17,325	(14)	*

Harold L. Rieker, Jr.	Common	5,575	(15)	*

Paul H. Rydlund	Common	18,000	(16)	*

David M. Shear	Common	90,581	(17)	*

Tony M. Shelby	Common	180,889	(18)	*

John A. Shelley	Common	3,655	(19)	*

Michael D. Tepper	Common	59,455	(20)	*

Directors and Executive Officers as a group number (20 persons)	Common Voting Preferred	5,253,614 1,020,000	(21)	23.5 99.9	% %

* Less than 1%.

+ See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”

(1)   We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.

(2)   This amount includes (a) 1,450 shares held by Mr. Ackerman’s trust and 825 shares of common stock that Mr. Ackerman may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ackerman possesses sole voting and dispositive power and (b) 13,600 shares are held in a trust owned by Mrs. Ackerman, of which Mrs. Ackerman is trustee.

(3)   This amount includes 10,000 shares held by Mr. Adams’ trust over which Mr. Adams possesses sole voting and dispositive power, and 12,475 shares that Mr. Adams may acquire pursuant to currently exercisable stock options.

(4)   This amount includes 61,160 shares held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and by a trust, of which Dr. Brown is the trustee.  As trustees, Dr. Brown and his wife share voting and dispositive power over these shares. The amount also includes (a) 825 shares of common stock that Dr. Brown may purchase pursuant to currently exercisable non-qualified stock options, (b) 18,442 shares held in a profit sharing plan of which Dr. Brown is the trustee and holds voting and dispositive power over the shares and (c) 50,727 shares owned by Robert C. Brown, MD, Inc. over which Dr. Brown has voting and dispositive power. The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(5)   Mr. Burtch has the sole voting and dispositive power over these shares, which include 825 shares of common stock that Mr. Burtch may purchase pursuant to currently exercisable non-qualified stock options.

(6)   This amount includes (a) 1,000 shares that are held in certain trusts and (b) 825 shares of common stock that Mr. Butkin may purchase pursuant to currently exercisable non-qualified stock options over which Mr. Butkin has voting and dispositive power.

(7)   See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(8)   See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(9)   Mr. Goss has the sole voting and dispositive power over these shares.

(10)   The amount includes 15,000 shares held by Mr. Ille’s trust and 825 shares of common stock that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille possesses sole voting and dispositive power.

(11)  Mr. Jones and his wife share voting and dispositive power over these shares, which include 15,000 shares that Mr. Jones may acquire pursuant to currently exercisable stock options, over which Mr. Jones has sole voting and dispositive power.

(12)  Mr. Munson has the sole voting and dispositive power over these shares, which include 825 shares that Mr. Munson may acquire pursuant to currently exercisable non-qualified stock options.

(13)  This amount represents shares that Mr. Perry may acquire pursuant to currently exercisable stock options, over which Mr. Perry has sole dispositive power.

(14)  The amount includes (a) 16,000 shares of common stock, including 15,000 shares held by a trust, and (b) 825 shares of common stock that Mr. Rhodes may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Rhodes has the sole voting and dispositive power, and (c) 500 shares held by a revocable trust over which Mr. Rhodes’ wife has voting and dispositive power.

(15)   This amount represents shares that Mr. Rieker may acquire pursuant to currently exercisable stock options, over which Mr. Rieker has sole dispositive power.

(16)   Mr. Rydlund has the sole voting and dispositive power over these shares, which include 11,500 shares that Mr. Rydlund may acquire pursuant to currently exercisable stock options plans.

(17)  These shares are held in a joint account owned by Mr. Shear’s revocable trust of which Mr. Shear is the trustee and by Mr. Shear’s spouse’s revocable trust of which his spouse is the trustee.  As trustees, Mr. Shear and his wife share voting and dispositive power over these shares. This amount does not include, and Mr. Shear disclaims beneficial ownership of the shares beneficially owned by Mr. Shear’s wife, which consist of 8,988 shares, the beneficial ownership of which is disclaimed by her, that are held by trusts of which she is the trustee.

(18)   Mr. Shelby has the sole voting and dispositive power over these shares, which include 15,000 shares that Mr. Shelby may acquire pursuant to currently exercisable stock options plans.

(19)   Mr. Shelley has the sole voting and dispositive power over these shares which include 825 shares that Mr. Shelley may acquire pursuant to currently exercisable non-qualified stock options.

(20)   The amount includes 2,000 shares of common stock, including 57,455 shares held by a trust, over which Mr. Tepper has the sole voting and dispositive power.

(21)   The shares of common stock include 78,225 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 1,066,266 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy as to Related Party Transaction

Pursuant to the Audit Committee Charter, our Audit Committee reviews any related party transactions involving any of our directors and executive officers. The following related party transactions were reviewed by the Audit Committee or the Board of Directors as a whole.

Related Party Transactions

Golsen Group

The Golsen Group has acquired from an unrelated third party $5,000,000 of the 2007 Debentures. During 2009, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 remains accrued at December 31, 2009. We also paid interest of $137,500 that was accrued at December 31, 2008.

In March 2009, we paid dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively.  In February 2010, we declared dividends totaling approximately $240,000 and $60,000 on our Series B Preferred and our Series D Preferred, respectively. All of the outstanding shares of Series B Preferred and Series D Preferred are owned by the Golsen Group.

During 2009, the Company incurred costs of approximately $1,400 for office improvements from a company owned by Linda Golsen Rappaport, the daughter of Jack E. Golsen, our Chairman and Chief Executive Officer, and sister of Barry H. Golsen, our President.

During 2009, the Golsen Group occupied approximately 1,500 square feet of office space in our corporate offices for which the annual rent is $12,000.

Steven J. Golsen, Chief Operating Officer of our Climate Control Business, 2009 compensation was approximately $483,000, which included $150,000 bonus and $6,100 automobile allowance.  Heidi Brown Shear, Vice President and Managing Counsel to the Company, 2009 compensation was approximately $164,000, which included $35,000 bonus and $4,000 automobile allowance.

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

Board Independence

The Board of Directors has determined that each of Messrs. Ackerman, Burtch, Butkin, Ille, Munson, Rhodes, Perry, Shelley and Ms. Lapidus is an “independent director” in accordance with the current listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2009 and 2008, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for those fiscal years, and for review of documents filed with the SEC for those fiscal years were approximately $1,321,000 and $1,397,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $32,700 and $25,000 during 2009 and 2008, respectively, for audit-related services relating to benefit plan audits.

Tax Fees

Ernst & Young LLP billed $664,559 and $538,095 during 2009 and 2008, respectively, for tax services to the Company, and included tax return review and preparation and tax consultations and planning.

All Other Fees

The Company did not engage its accountants to provide any other services for the fiscal years ended December 31, 2009 and 2008.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of the Company’s Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2009 and 2008 is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant	F-70

II - Valuation and Qualifying Accounts	F-75

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2008.

3(ii).4	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010.

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

4.6
First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated December 5, 2008.

4.7
Redemption Notice, dated July 12, 2007, for the LSB Industries, Inc.’s $3.25 Convertible Exchangeable Class C Preferred Stock, Series 2, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated July 11, 2007.

4.8
Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.9
First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 24, 2009, by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc.

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

4.11
First Amendment, dated February 18, 2005 to Loan Agreement, dated as of September 15, 2004, among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Cherokee Nitrogen Holdings, Inc., and Orix Capital Markets, L.L.C., which the Company hereby incorporates by reference from Exhibit 4.21 to the Company’s Form 10-K for the fiscal year ended December 31, 2004.

4.12
Waiver and Consent, dated as of January 1, 2006 to the Loan Agreement dated as of September 15, 2004 among ThermaClime, Inc., and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Orix Capital Markets, L.L.C. and LSB Industries, Inc., which the Company hereby incorporates by reference from Exhibit 4.23 to the Company’s Form 10-K for the fiscal year ended December 31, 2005.

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

4.15	Certificate of 5.5% Senior Subordinated Convertible Debentures due 2012, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated June 28, 2007.

4.16	Indenture, dated June 28, 2007, by and among the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, dated June 28, 2007

4.17
Registration Rights Agreement, dated June 28, 2007, by and among the Company and the Purchasers set forth in the signature pages thereto, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated June 28, 2007.

4.18
Business Loan Agreement, dated effective June 30, 2009, between Prime Financial Corporation and INTRUST Bank, N.A., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2009.

4.19
Promissory Note, dated July 6, 2009, between Prime Financial Corporation and INTRUST Bank, N.A., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2009.

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

10.5
The Company's 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company's Form 10-K for the fiscal year ended December 31, 1998. See SEC file number 001-07677.

10.6
LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit "C" to the Company’s Proxy Statement, dated May 24, 1999 for its 1999 Annual Meeting of Stockholders. See SEC file number 001-07677.

10.7
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007.

10.8
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007.

10.9	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 6, 2008.

10.10
Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.11
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

10.12
Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.13
First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company's Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002.

10.14
Third Amendment to Employment Agreement, dated December 17, 2008, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated December 23, 2008.

10.15
Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #22844, DATED NOVEMBER 24, 2008, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.16	Inentioanlly left blank

10.17	Intentionally left blank

10.18
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

10.19
Assignment of Fixed Price Purchase Option, dated June 23, 2009, between El Dorado Nitrogen, L.P. and Bayer MaterialScience LLC., which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed June 29, 2009.

10.20
Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.21
Assignment, dated May 8, 2001 between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.22
Agreement for Purchase and Sale, dated April 10, 2001 by and between Prime Financial Corporation and Raptor Master, L.L.C., which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.23
Amended and Restated Lease Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.24
Option Agreement, dated May 8, 2001 between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Form 10-Q for the fiscal quarter ended March 31, 2001.

10.25
First Amendment to Amended and Restated Lease Agreement, dated April 1, 2007, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.30 to the Company’s Form 10-K for the fiscal year ended December 31, 2007.

10.26
Asset Purchase Agreement, dated October 22, 2001 between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #12179, DATED MAY 24, 2006, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.27
AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST.

10.28	First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd.

10.29
Agreement, dated August 1, 2007, between El Dorado Chemical Company and United Steelworkers of America International Union AFL-CIO and its Local 13-434, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated July 29, 2008.

10.30
Agreement, dated October 17, 2007, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated May 14, 2008.

10.31.
Agreement, dated November 12, 2007, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated March 27, 2008.

10.32
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

10.33
Purchase Confirmation, dated July 1, 2006, between Koch Nitrogen Company and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.40 to the Company’s Form 10-K for the fiscal year ended December 31, 2006. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #20082, DATED NOVEMBER 16, 2007, GRANTING CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT, AS AMENDED.

10.34
Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sarl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23318, DATED APRIL 24, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.35
Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sarl and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST.

10.36
Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company's Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.37
Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.38
Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed May 13, 2009.

10.39
Purchase Agreement, dated June 28, 2007, by and among the Company and the investors identified on the Schedule of Purchasers attached thereto, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated June 28, 2007.

10.40
Agreement, dated November 10, 2006 by and among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital Management, L.L.C., Jayhawk Institutional Partners, L.P. and Jayhawk Investments, L.P., which the Company hereby incorporates by reference from Exhibit 99(d)(1) to the Company’s Schedule TO-I, filed February 9, 2007.

12.1	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

14.1	Code of Ethics for CEO and Senior Financial Officers of Subsidiaries of LSB Industries, Inc.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 8, 2010		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 8, 2010		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
March 8, 2010		Harold L. Rieker Jr. Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 8, 2010	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 8, 2010	Tony M. Shelby, Director

Dated:	By: /s/ Barry H. Golsen
March 8, 2010	Barry H. Golsen, Director

Dated:	By: /s/ David R. Goss
March 8, 2010	David R. Goss, Director

Dated:	By: /s/ Raymond B. Ackerman
March 8, 2010	Raymond B. Ackerman, Director

Dated:	By: /s/ Robert C. Brown MD
March 8, 2010	Robert C. Brown MD, Director

Dated:	By: /s/ Charles A. Burtch
March 8, 2010	Charles A. Burtch, Director

Dated:	By: /s/ Robert A. Butkin
March 8, 2010	Robert A. Butkin, Director

Dated:	By: /s/ Bernard G. Ille
March 8, 2010	Bernard G. Ille, Director

Dated:	By:
March 8, 2010	Gail P. Lapidus, Director

Dated:	By: /s/ Donald W. Munson
March 8, 2010	Donald W. Munson, Director

Dated:	By: /s/ Ronald V. Perry
March 8, 2010	Ronald V. Perry, Director

Dated:	By: /s/ Horace G. Rhodes
March 8, 2010	Horace G. Rhodes, Director

Dated:	By: /s/ John A. Shelley
March 8, 2010	John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements
And Schedules for Inclusion in Form 10-K
For the Fiscal Year ended December 31, 2009

Table of Contents FS
Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, in 2007, the Company adopted a new accounting principle related to uncertain income tax provisions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 8, 2010

Table of Contents FS
LSB Industries, Inc.

Consolidated Balance Sheets

December 31,
2009	2008
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$61,739	$46,204
Restricted cash	30	893
Short-term investments	10,051	-
Accounts receivable, net	57,762	78,846
Inventories	51,013	60,810
Supplies, prepaid items and other:
Prepaid insurance	4,136	3,373
Prepaid income taxes	1,642	-
Precious metals	13,083	14,691
Supplies	4,886	4,301
Other	1,626	1,378
Total supplies, prepaid items and other	25,373	23,743
Deferred income taxes	5,527	11,417
Total current assets	211,495	221,913

Property, plant and equipment, net	117,962	104,292

Other assets:
Debt issuance costs, net	1,652	2,607
Investment in affiliate	3,838	3,628
Goodwill	1,724	1,724
Other, net	1,962	1,603
Total other assets	9,176	9,562
	$338,633	$335,767

(Continued on following page)

Table of Contents FS
 LSB Industries, Inc.

Consolidated Balance Sheets (continued)

December 31,
2009	2008
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,553	$43,014
Short-term financing	3,017	2,228
Accrued and other liabilities	23,054	39,236
Current portion of long-term debt	3,205	1,560
Total current liabilities	66,829	86,038

Long-term debt	98,596	103,600

Noncurrent accrued and other liabilities	10,626	9,631

Deferred income taxes	11,975	6,454

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,369,095 shares issued (24,958,330 at December 31, 2008)	2,537	2,496
Capital in excess of par value	129,941	127,337
Accumulated other comprehensive loss	-	(120)
Retained earnings	41,082	19,804
	176,560	152,517
Less treasury stock, at cost:
Common stock, 4,143,362 shares (3,848,518 at December 31, 2008)	25,953	22,473
Total stockholders’ equity	150,607	130,044
	$338,633	$335,767

See accompanying notes.

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2009	2008	2007
(In Thousands, Except Per Share Amounts)
Net sales	$531,838	$748,967	$586,407
Cost of sales	394,424	610,087	453,814
Gross profit	137,414	138,880	132,593

Selling, general and administrative expense	96,374	86,646	75,033
Provisions for losses on accounts receivable	90	371	858
Other expense	527	1,184	1,186
Other income	(287)	(8,476)	(3,495)
Operating income	40,710	59,155	59,011

Interest expense	6,746	11,381	12,078
Gains on extinguishment of debt	(1,783)	(5,529)	-
Non-operating other income, net	(130)	(1,096)	(1,264)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	35,877	54,399	48,197
Provisions for income taxes	15,024	18,776	2,540
Equity in earnings of affiliate	(996)	(937)	(877)
Income from continuing operations	21,849	36,560	46,534

Net loss (income) from discontinued operations	265	13	(348)
Net income	21,584	36,547	46,882

Dividends, dividend requirements and stock dividends on preferred stocks	306	306	5,608
Net income applicable to common stock	$21,278	$36,241	$41,274

Income (loss) per common share:
Basic:
Income from continuing operations	$1.01	$1.71	$2.09
Net income (loss) from discontinued operations	(.01)	-	.02
Net income	$1.00	$1.71	$2.11

Diluted:
Income from continuing operations	$.97	$1.58	$1.82
Net income (loss) from discontinued operations	(.01)	-	.02
Net income	$.96	$1.58	$1.84

See accompanying notes.

Table of Contents FS
 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock - Preferred	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2006	20,215	$28,870	$2,022	$79,838	$(701)	$(47,962)	$(797)	$(17,636)	$43,634
Net income						46,882			46,882
Amortization of cash flow hedge					290				290
Total comprehensive income									47,172
Dividends paid on preferred stocks						(2,934)			(2,934)
Cumulative effect adjustment (See Note 14)						(120)			(120)
Stock-based compensation				421					421
Conversion of debentures to common stock	565		57	3,681					3,738
Exercise of stock options	582		58	1,480				(16)	1,522
Exercise of warrant	113		12	381					393
Income tax benefit from exercise of stock options				1,740					1,740
Exchange of 305,807 shares of non-redeemable preferred stock for 2,262,965 shares of common stock	2,263	(15,290)	226	27,367		(12,303)			-
Conversion of 167,475 shares of non-redeemable preferred stock for 724,993 shares of common stock	725	(8,374)	72	8,301					(1)
Redemption of 25,820 shares of non-redeemable preferred stock		(1,291)							(1,291)
Cancellation of 18,300 shares of non-redeemable preferred stock (1)		(915)		118			797		-
Conversion of 98 shares of redeemable preferred stock to common stock	4			9					9
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$-	$(17,652)	$94,283

(1)
These shares represent the shares of Series 2 Preferred previously held as treasury stock. As the result of the cancellation, no shares of Series 2 Preferred were issued and outstanding at December 31, 2007.

(Continued on following page)

Table of Contents FS
 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock - Common	Total
(In Thousands)
Net income						$36,547		$36,547
Amortization of cash flow hedge					291			291
Total comprehensive income								36,838
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				811				811
Exercise of stock options	490		49	797				846
Income tax benefit from exercise of stock options				2,390				2,390
Acquisition of 400,000 shares of common stock							(4,821)	(4,821)
Conversion of 38 shares of redeemable preferred stock to common stock	1			3				3
Balance at December 31, 2008	24,958	3,000	2,496	127,337	(120)	19,804	(22,473)	130,044

Net income						21,584		21,584
Amortization of cash flow hedge					120			120
Total comprehensive income								21,704
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				1,021				1,021
Exercise of stock options	409		41	848			(280)	609
Excess income tax benefit associated with stock-based compensation				731				731
Acquisition of 275,900 shares of common stock							(3,200)	(3,200)
Conversion of 36 shares of redeemable preferred stock to common stock	2			4				4
Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$-	$41,082	$(25,953)	$150,607

See accompanying notes.

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2009	2008	2007
(In Thousands)
Cash flows from continuing operating activities
Net income	$21,584	$36,547	$46,882
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss (income) from discontinued operations	265	13	(348)
Deferred income taxes	11,231	(263)	(4,700)
Gains on extinguishment of debt	(1,783)	(5,529)	-
Losses on sales and disposals of property and equipment	378	158	378
Gain on litigation judgment associated with property, plant and equipment	-	(3,943)	-
Depreciation of property, plant and equipment	15,601	13,830	12,271
Amortization	757	1,186	2,082
Stock-based compensation	1,021	811	421
Provisions for losses on accounts receivable	90	371	858
Provision for (realization of) losses on inventory	(2,404)	3,824	(384)
Provision for (realization of) losses on firm sales commitments	371	-	(328)
Provisions for impairment on long-lived assets	-	192	250
Equity in earnings of affiliate	(996)	(937)	(877)
Distributions received from affiliate	786	735	765
Changes in fair value of commodities contracts	(138)	5,910	172
Changes in fair value of interest rate contracts	(508)	2,863	580
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	22,118	(8,776)	(4,392)
Inventories	11,880	(7,758)	(11,044)
Prepaid and accrued income taxes	(2,738)	(2,836)	3,909
Other supplies and prepaid items	230	(4,145)	(4,857)
Accounts payable	(6,154)	2,214	(5,110)
Commodities contracts	(5,922)	(172)	(408)
Customer deposits	(2,607)	(6,283)	6,587
Deferred rent expense	(1,424)	(2,876)	(931)
Other current and noncurrent liabilities	(3,965)	6,879	5,023
Net cash provided by continuing operating activities	57,673	32,015	46,799

(Continued on following page)

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2009	2008	2007
(In Thousands)
Cash flows from continuing investing activities
Capital expenditures	$(28,891)	$(32,108)	$(14,341)
Proceeds from property insurance recovery associated with property, plant and equipment	364	-	-
Proceeds from litigation judgment associated with property, plant and equipment	-	5,948	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	-	(1,884)	-
Proceeds from sales of property and equipment	15	74	271
Purchase of short-term investments	(10,051)	-	-
Proceeds from (deposits of) current and noncurrent restricted cash	863	(690)	3,478
Purchase of interest rate cap contracts	-	-	(621)
Other assets	(360)	(379)	(168)
Net cash used by continuing investing activities	(38,060)	(29,039)	(11,381)

Cash flows from continuing financing activities
Proceeds from revolving debt facilities	519,296	662,402	529,766
Payments on revolving debt facilities	(519,296)	(662,402)	(556,173)
Proceeds from 5.5% convertible debentures, net of fees	-	-	56,985
Proceeds from Secured Term Loan	-	-	50,000
Proceeds from other long-term debt, net of fees	8,566	-	2,424
Payments on Senior Secured Loan	-	-	(50,000)
Acquisitions of 5.5% convertible debentures	(8,938)	(13,207)	-
Payments on other long-term debt	(2,327)	(1,047)	(8,248)
Payments of debt issuance costs	(26)	-	(1,403)
Proceeds from short-term financing and drafts payable	3,866	3,178	1,456
Payments on short-term financing and drafts payable	(3,077)	(1,869)	(3,523)
Proceeds from exercises of stock options	609	846	1,522
Proceeds from exercise of warrant	-	-	393
Purchases of treasury stock	(3,200)	(4,821)	-
Excess income tax benefit associated with stock-based compensation	911	2,390	1,740
Dividends paid on preferred stocks	(306)	(306)	(2,934)
Acquisition of non-redeemable preferred stock	-	-	(1,292)
Net cash provided (used) by continuing financing activities	(3,922)	(14,836)	20,713
Cash flows of discontinued operations:
Operating cash flows	(156)	(160)	(162)
Net increase (decrease) in cash and cash equivalents	15,535	(12,020)	55,969
Cash and cash equivalents at beginning of year	46,204	58,224	2,255
Cash and cash equivalents at end of year	$61,739	$46,204	$58,224

(Continued on following page)

Table of Contents FS
LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2009	2008	2007
(In Thousands)
Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$6,908	$6,562	$9,162
Income taxes, net of refunds	$5,559	$19,469	$1,646

Noncash investing and financing activities:
Receivables associated with property insurance claims	$846	$-	$-
Debt issuance costs	$34	$-	$3,026
Current and noncurrent other assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$5,023	$7,975	$1,937
Debt issuance costs associated with the acquisitions of the 5.5% convertible debentures	$379	$764	$-
Debt issuance costs associated with 7% convertible debentures converted to common stock	$-	$-	$266
7% convertible debentures converted to common stock	$-	$-	$4,000
Series 2 preferred stock converted to common stock of which $12,303,000 was charged to accumulated deficit in 2007	$-	$-	$27,593

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

Certain reclassifications have been made in our consolidated financial statements for 2008 and 2007 to conform to our consolidated financial statement presentation for 2009, including the change in our classification of principal payments under capital lease obligations from “capital expenditures” that are included in net cash used by continuing investing activities to “payments on other long-term debt” that are included in net cash used by continuing financing activities. This change in classification is consistent with the underlying principles of United States generally accepted accounting principles (“GAAP”). This change resulted in a decrease in net cash used by continuing investing activities and an increase in net cash used by financing activities of $448,000 for 2008 and a decrease in net cash provided by financing activities of $467,000 for 2007.

2.  Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Restricted Cash - Restricted cash consists of cash balances that are legally restricted or designated by the Company for specific purposes.

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments.  These investments are carried at cost which approximates fair value. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

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

Inventories - Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At December 31, 2009 and 2008, we had inventory reserves for certain slow-moving inventory items (primarily Climate Control products) and inventory reserves for certain nitrogen-based inventories produced by our Chemical Business because cost exceeded the net realizable value.

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. Assets to be disposed are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2009, we had no long-lived assets to be classified as assets held for sale.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

For 2008 and 2007, we obtained estimates from external sources and made internal estimates based on inquiry and other techniques of the fair values of certain capital spare parts and idle assets in our Chemical Business and certain non-core equipment included in our Corporate assets in order to determine recoverability of the carrying amounts of such assets.

Debt Issuance Costs - Debt issuance costs are amortized over the term of the associated debt instrument. In general, if debt is extinguished prior to maturity, the associated debt issuance costs, if any, are written off and included in the gain or loss on extinguishment of debt.

Goodwill - Goodwill is reviewed for impairment at least annually. As of December 31, 2009 and 2008, goodwill was $1,724,000 of which $103,000 and $1,621,000 relates to business acquisitions in prior periods in the Climate Control and Chemical Businesses, respectively.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry excess umbrella insurance of $50 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. Our accrued insurance liabilities are based on estimates of claims, which include the incurred claims amounts plus estimates of future claims development calculated by applying our historical claims development factors to our incurred claims amounts. We also consider the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims and other insurance-related costs. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. Accrued insurance liabilities are included in accrued and other liabilities. It is possible that the actual development of claims could exceed our estimates.

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

Plant Turnaround Costs - We expense the costs relating to planned major maintenance activities (“Turnarounds”) as they are incurred by our Chemical Business.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In addition, we do not recognize a tax benefit unless we conclude that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We also record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

We reduce income tax expense for investment tax credits in the year the credit arises and is earned.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Contingencies - We accrue for contingent losses when such losses are probable and reasonably estimable. Estimates of potential legal fees and other directly related costs associated with loss contingencies are not accrued but rather are expensed as incurred. In addition, we recognize contingent gains when such gains are realized or realizable and earned. Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term.

Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility.  We also have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Since we currently have no plans to discontinue the use of these facilities and the remaining lives of the facilities are indeterminable, an asset retirement liability has not been recognized. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

Stock Options - Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In addition, we issue new shares of common stock upon the exercise of stock options.

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

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers are included in accounts receivable.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Summary of Significant Accounting Policies (continued)

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). In addition, recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Also gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts are included in cost of sales. In addition, provision for losses, if any, on firm sales commitments are included in cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs. Also, SG&A includes expenses associated with the start up of our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) that we are in the process of activating.

Shipping and Handling Costs - For the Chemical Business in 2009, 2008, and 2007, shipping costs of $15,897,000, $16,333,000, and $15,209,000, respectively, are included in net sales as these costs relate to amounts billed to our customers. In addition, in 2009, 2008, and 2007, handling costs of $5,691,000, $5,432,000, and $5,249,000, respectively, are included in SG&A as discussed above under “Selling, General and Administrative Expense.” For the Climate Control Business, shipping and handling costs of $7,910,000, $11,047,000, and $11,057,000 are included in SG&A for 2009, 2008, and 2007, respectively.

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. For 2009, 2008, and 2007 such costs amounted to $5,915,000, $2,180,000, and $1,791,000, respectively.

Derivatives, Hedges and Financial Instruments - Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

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

Recently Issued Accounting Pronouncements - In March 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting standards requiring enhanced disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. The new disclosure requirements became effective for the Company on January 1, 2009 and were applied prospectively. See Note 16 - Derivatives, Hedges and Financial Instruments.

3.  Income Per Share

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During 2009,
•	we purchased 275,900 shares of treasury stock;
•	we issued 409,325 shares of our common stock as the result of the exercise of stock options;
•	we acquired $11,100,000 aggregate principal amount of our 5.5% Convertible Senior Subordinated Notes due 2012 (the “2007 Debentures”); and
•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $6,000, respectively.

During 2008,
•	we purchased 400,000 shares of treasury stock;
•	we issued 490,304 shares of our common stock as the result of the exercise of stock options;
•	we granted 417,000 shares of stock options;
•	we acquired $19,500,000 aggregate principal amount of our 2007 Debentures; and
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share (continued)

During 2007,
•	we sold $60,000,000 of the 2007 Debentures;
•	the remaining $4,000,000 of the 7% Convertible Senior Subordinated Debentures due 2011 (the “2006 Debentures”) was converted into 564,789 shares of common stock;
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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share (continued)

The following table sets forth the computation of basic and diluted net income per share:

2009	2008	2007
(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$21,584	$36,547	$46,882
Dividends and dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividends and dividend requirements on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	(6)	(6)	(6)
Dividend requirements on shares of Series 2 Preferred which did not exchange pursuant to tender offer or redemption in 2007 or exchange agreements in 2006	-	-	(272)
Dividends and dividend requirements on shares of Series 2 Preferred which were redeemed in 2007	-	-	(59)
Dividend requirements and stock dividend on shares of Series 2 Preferred pursuant to tender offer in 2007 (1)	-	-	(4,971)
Total dividends, dividend requirements and stock dividends on preferred stocks	(306)	(306)	(5,608)
Numerator for basic net income per share - net income applicable to common stock	21,278	36,241	41,274
Dividends and dividend requirements on preferred stock assumed to be converted, if dilutive	306	306	637
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	-	1,624	1,276
Numerator for diluted net income per common share	$21,584	$38,171	$43,187

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,294,780	21,170,418	19,579,664
Effect of dilutive securities:
Convertible preferred stock	938,006	939,126	1,478,012
Stock options	255,660	544,994	1,160,100
Convertible notes payable	4,000	1,478,200	1,200,044
Warrant	-	-	77,824
Dilutive potential common shares	1,197,666	2,962,320	3,915,980
Denominator for dilutive net income per common share – adjusted weighted-average shares and assumed conversions	22,492,446	24,132,738	23,495,644

Basic net income per common share	$1.00	$1.71	$2.11

Diluted net income per common share	$.96	$1.58	$1.84

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income Per Share (continued)

(1)  As discussed in Note 18 - Non-Redeemable Preferred Stock, in February 2007 we began a tender offer to exchange shares of our common stock for up to 309,807 of the 499,102 outstanding shares of the Series 2 Preferred. The tender offer expired on March 12, 2007 and our board of directors accepted the shares tendered on March 13, 2007. Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. In addition, the transactions qualified as induced conversions. The excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms was subtracted from net income in computing net income per share.  Because our Series 2 Preferred are cumulative and the dividend requirements have been included in computing net income per share in previous periods and as an element of the exchange transactions, we effectively settled the dividends in arrears, the amount subtracted from net income in 2007 represents the excess of the fair value of the common stock issued over the fair value of the securities issuable pursuant to the original conversion terms less the dividends in arrears as March 13, 2007.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

2009	2008	2007
Convertible notes payable	1,070,160	-	-
Stock options	398,699	506,142	240,068
Series 2 Preferred pursuant to tender offer in 2007 (A)	-	-	261,090
	1,468,859	506,142	501,158

(A) The shares associated with the tender offer in 2007 were considered separately from other convertible shares of securities in computing net income per common share for 2007.

4.  Accounts Receivable, net

December 31,
2009	2008
(In Thousands)
Trade receivables	$55,318	$78,092
Insurance claims	1,517	252
Other	1,603	1,231
	58,438	79,575
Allowance for doubtful accounts	(676)	(729)
	$57,762	$78,846

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Accounts Receivable, net (continued)

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, eight customers (including their affiliates) account for approximately 24% of our total net receivables at December 31, 2009.

5.  Inventories

Finished Goods	Work-in- Process	Raw Materials	Total
(In Thousands)
December 31, 2009:
Climate Control products	$6,680	$2,466	$19,410	$28,556
Chemical products	14,734	-	3,384	18,118
Industrial machinery and components	4,339	-	-	4,339
	$25,753	$2,466	$22,794	$51,013

December 31, 2008:
Climate Control products	$7,550	$2,954	$21,521	$32,025
Chemical products	18,638	-	5,656	24,294
Industrial machinery and components	4,491	-	-	4,491
	$30,679	$2,954	$27,177	$60,810

At December 31, 2009 and 2008, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,198,000 and $514,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $478,000 and $3,627,000 at December 31, 2009 and 2008, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Balance at Beginning of Year	Additions- Provision for (realization of) losses	Deductions- Write-offs/ disposals	Balance at End of Year
(In Thousands)
2009	$4,141	$(2,404)	$61	$1,676

2008	$473	$3,824	$156	$4,141

2007	$1,255	$(384)	$398	$473

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Inventories (continued)

The provision for (realization of) losses is included in cost of sales in the accompanying consolidated statements of income.

6.  Precious Metals

At December 31, 2009 and 2008, precious metals were $13,083,000 and $14,691,000, respectively, and are included in supplies, prepaid items and other in the accompanying consolidated balance sheets.

Precious metals expense, net, consists of the following:

2009	2008	2007
(In Thousands)
Precious metals expense	$5,879	$7,786	$6,352
Recoveries of precious metals	(2,578)	(1,458)	(1,783)
Gains on sales of precious metals	-	-	(2,011)
Precious metals expense, net	$3,301	$6,328	$2,558

Precious metals expense, net is included in cost of sales in the accompanying consolidated statements of income.

7.  Property, Plant and Equipment

Useful lives	December 31,
in years	2009	2008
(In Thousands)
Machinery, equipment and automotive	3-20	$186,822	$173,678
Buildings and improvements	7-30	29,403	28,457
Furniture, fixtures and store equipment	3	5,986	6,716
Assets under capital leases	10	2,544	1,076
Land improvements	10	677	-
Construction in progress	N/A	17,223	8,514
Capital spare parts	N/A	3,253	2,344
Land	N/A	4,082	4,082
		249,990	224,867
Less accumulated depreciation		132,028	120,575
		$117,962	$104,292

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-20 years); production, fabrication, and assembly equipment (7-15 years);

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Property, Plant and Equipment (continued)

certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2009 and 2008, assets capitalized under capital leases consist of machinery, equipment and automotive. Accumulated depreciation for assets capitalized under capital leases were $428,000 and $193,000 at December 31, 2009 and 2008, respectively.

8.  Debt Issuance Costs, net

Debt issuance costs of $1,652,000 and $2,607,000 are net of accumulated amortization of $3,368,000 and $2,980,000 as of December 31, 2009 and 2008, respectively.

During 2009, we acquired a portion of the 2007 Debentures. As a result, approximately $379,000 of the unamortized debt issuance costs associated with the 2007 Debentures acquired was charged against the gain on extinguishment of debt in 2009.

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

9.  Investment in Affiliate

Cepolk Holding, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At December 31, 2009 and 2008, our investment was $3,838,000 and $3,628,000, respectively. As of December 31, 2009, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $2,083,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. No liability has been established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)
10.  Current and Noncurrent Accrued and Other Liabilities

December 31,
2009	2008
(In Thousands)
Accrued payroll and benefits	$5,900	$6,422
Deferred revenue on extended warranty contracts	4,884	4,028
Accrued insurance	3,667	2,687
Accrued death benefits	3,356	2,971
Accrued warranty costs	3,138	2,820
Fair value of derivatives	1,929	8,347
Accrued interest	1,593	2,003
Accrued executive benefits	1,102	1,111
Accrued commissions	1,035	2,433
Accrued precious metals costs	782	1,298
Accrued contractual manufacturing obligations	732	2,230
Customer deposits	635	3,242
Billings in excess of costs and estimated earnings on uncompleted contracts	616	1,882
Accrued income taxes	608	1,704
Deferred rent expense	-	1,424
Other	3,703	4,265
	33,680	48,867
Less noncurrent portion	10,626	9,631
Current portion of accrued and other liabilities	$23,054	$39,236

11.  Accrued Warranty Costs

Changes in our product warranty obligation (accrued warranty costs) are as follows:

Balance at Beginning of Year	Additions- Charged to Costs and Expenses	Deductions- Costs Incurred	Balance at End of Year
(In Thousands)
2009	$2,820	$5,252	$4,934	$3,138

2008	$1,944	$5,514	$4,638	$2,820

2007	$1,251	$3,325	$2,632	$1,944

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Redeemable Preferred Stock

At December 31, 2009 and 2008, we had 511 shares and 547 shares, respectively, outstanding of Noncumulative Preferred. Each share of Noncumulative Preferred, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The Noncumulative Preferred is redeemable at par at the option of the holder or the Company. The Noncumulative Preferred provides for a noncumulative annual dividend of 10%, payable when and as declared. During 2009, 2008, and 2007, our board of directors declared and we paid dividends totaling $6,000 ($10.00 per share), in each of the respective years on the then outstanding Noncumulative Preferred. At December 31, 2009 and 2008, the Noncumulative Preferred was $48,000 and $52,000, respectively, and is classified as accrued and other liabilities in the accompanying consolidated balance sheets.

13.  Long-Term Debt

December 31,
2009	2008
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	29,400	40,500
Secured Term Loan due 2012 (C)	50,000	50,000
Other, with a current weighted-average interest rate of 6.30%, most of which is secured by machinery, equipment and real estate (D)	22,401	14,660
	101,801	105,160
Less current portion of long-term debt (E)	3,205	1,560
Long-term debt due after one year (E)	$98,596	$103,600

(A)         ThermaClime and its subsidiaries (the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at December 31, 2009 was 3.75%. Interest is paid monthly, if applicable. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As of December 31, 2009, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Long-Term Debt (continued)

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the Secured Term Loan discussed in (C) below and certain distribution-related assets of El Dorado Chemical Company (“EDC”). EDN is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $194 million at December 31, 2009.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants during 2009. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization, or
•	dispose assets.

The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(B)         On June 28, 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the 2007 Debentures in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the 2007 Debentures. UMB Bank receives customary compensation from us for such services.

The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year, which began on January 1, 2008.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Long-Term Debt (continued)

The 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all present and future liabilities, including trade payables, of our subsidiaries.

During 2009 and 2008, we acquired $11.1 million and $19.5 million, respectively, aggregate principal amount of the 2007 Debentures for approximately $8.9 million and $13.2 million, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of approximately $1.8 million and $5.5 million, respectively, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. As the result of these acquisitions, only $29.4 million of the 2007 Debentures remain outstanding at December 31, 2009. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 23 - Related Party Transactions.

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

13.  Long-Term Debt (continued)

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

In 2007, we used a portion of the net proceeds to redeem our remaining outstanding shares of Series 2 Preferred; to repay certain outstanding mortgages and equipment loans; to pay dividends in arrears on our outstanding shares of Series B Preferred and Series D Preferred, all of which were owned by an affiliate; to reduce the outstanding borrowings under the Working Capital Revolver Loan; and to invest in highly liquid investments to be available for working capital.

In connection with using a portion of the net proceeds of the 2007 Debentures to initially reduce the outstanding borrowings under the Working Capital Revolver Loan, ThermaClime entered into a $25 million demand promissory note (“Demand Note”) with the Company. During 2009, ThermaClime made principal payments totaling $15 million on the Demand Note.

(C)         In November 2007, ThermaClime and certain of its subsidiaries entered into a $50 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012.

The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2009 was approximately 3.28%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $63 million at December 31, 2009.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2009, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $79 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the year ended December 31, 2009.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Long-Term Debt (continued)

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

The Working Capital Revolver Loan agreement (discussed in (A) above) and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.

(D)         Amounts include capital lease obligations of $1,742,000 and $716,000 at December 31, 2009 and 2008, respectively.

(E)         Maturities of long-term debt for each of the five years after December 31, 2009 are as follows (in thousands):

2010	$3,205
2011	3,283
2012	82,766
2013	3,499
2014	2,630
Thereafter	6,418
$101,801

14.  Income Taxes

Provisions (benefits) for income taxes are as follows:

2009	2008	2007
(In Thousands)
Current:
Federal	$2,456	$17,388	$5,260
State	1,337	1,651	1,980
Total Current	$3,793	$19,039	$7,240

Deferred:
Federal	$9,611	$595	$(4,095)
State	1,620	(858)	(605)
Total Deferred	$11,231	$(263)	$(4,700)
Provisions for income taxes	$15,024	$18,776	$2,540

For 2009, the current provision for federal income taxes of approximately $2.5 million includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current provision for state income taxes of approximately $1.3 million in 2009 includes regular state income tax and provisions for uncertain state income tax positions as discussed below. In addition to the income tax provision from continuing operations, we allocated an income tax benefit of approximately $0.2 million to discontinued operations.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

The 2009 deferred tax provision of $11.2 million results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for investment tax credits in the year they arise and are earned. The gross amount of the investment tax credits available to offset state income taxes is approximately $0.5 million and includes credits for the tax years 2004-2009.  The investment tax credits do not expire and carryforward indefinitely.

During 2009, we utilized approximately $2.2 million of state NOL carryforwards to reduce the tax liability. We have remaining state tax NOL carryforwards of approximately $12.9 million that begin expiring in 2010.

During 2009, we determined it was more-likely-than-not that approximately $7.1 million of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit, of approximately $0.4 million was maintained. We considered both positive and negative evidence in our determination. The negative evidence considered primarily included our history of losses by certain entities and jurisdictions, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income in the individual states to utilize these state NOL carryforwards.

Our overall effective tax rate of 40.7% in 2009 was primarily impacted by tax return to provision adjustments, permanent tax differences and tax credits.

For 2008, the current provision for federal income taxes of approximately $17.4 million includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current provision for state income taxes of approximately $1.7 million in 2008 includes regular state income tax and provisions for uncertain state income tax positions as discussed below. At December 31, 2007, we had federal and state NOL carryforwards and we utilized all of the federal NOL carryforwards during 2008 and a significant portion of the state NOL carryforwards.

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

14.  Income Taxes (continued)

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

The current provision for federal income taxes of $5.3 million for 2007 includes regular federal income tax and alternative minimum income tax (“AMT”). The current provision of state income taxes of $2.0 million for 2007 includes the provision for 2007 state income taxes, as well as $1.0 million for uncertain state income tax positions recognized as discussed below.
The 2007 benefit for deferred taxes of $4.7 million results from the reversal of valuation allowance on deferred tax assets, the benefit of AMT credits, and other temporary differences. At December 31, 2006, we had regular NOL carryforwards of approximately $49.9 million. Our future tax benefits (NOL carryforwards and other temporary differences) are subject to a valuation allowance if it is determined that it is more-likely-than-not that such asset will not be realized. In determining whether it is more-likely-than-not that we will not realize such tax asset, we consider all negative and positive evidence (with more weight given to evidence that is “objective and verifiable”) in making the determination. Prior to 2007, we had valuation allowances in place against the net deferred tax assets arising from the NOL carryforwards and other temporary differences. Prior to 2007, management considered certain negative evidence in determining that it was “more-likely-than-not” that the net deferred tax assets would not be utilized in the foreseeable future, thus a valuation allowance was required.

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

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $0.9 million, $2.4 million and $1.7 million in 2009, 2008, and 2007, respectively, is accounted for as an increase in capital in excess of par value rather than a decrease in the provision for income taxes.

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. At December 31, 2009 and 2008, we had approximately $0.2 million and $0.6 million, respectively, in unrecognized federal and state tax benefits resulting from the exercise of NSOs. We estimate that the remaining portion of the benefit at December 31, 2009 will be realized in 2010 when our current tax liability is reduced by these items.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

Temporary differences and carryforwards which gave rise to deferred tax assets and liabilities at December 31, 2009 and 2008 include:

2009	2008
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$747	$775
Asset impairment	735	683
Inventory reserves	691	1,614
Deferred compensation	3,718	3,445
Other accrued liabilities	4,204	3,260
Uncertain income tax positions	242	411
Hedging	853	3,610
Other	681	452
Capitalization of certain costs as inventory for tax purposes	1,152	1,123
Net operating loss carryforwards	644	865
State tax credits	523	392
Total deferred tax assets	14,190	16,630
Less valuation allowance on deferred tax assets	(358)	(268)
Net deferred tax assets	$13,832	$16,362

Deferred tax liabilities
Accelerated depreciation used for tax purposes	$16,488	$9,860
Excess of book gain over tax gain resulting from sale of assets	356	340
Prepaid and other insurance reserves	1,690	-
Debt purchased at a discount	713	-
Investment in unconsolidated affiliate	1,033	1,199
Total deferred tax liabilities	$20,280	$11,399

Net deferred tax assets (liabilities)	$(6,448)	$4,963

Consolidated balance sheet classification:
Net current deferred tax assets	$5,527	$11,417
Net non-current deferred tax liabilities	(11,975)	(6,454)
Net deferred tax assets (liabilities)	$(6,448)	$4,963

Net deferred tax assets (liabilities) by tax jurisdiction:
Federal	$(6,525)	$3,609
State	77	1,354
Net deferred tax assets (liabilities)	$(6,448)	$4,963

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

All of our income before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes” for the year ended December 31:

2009	2008	2007
(In Thousands)
Provisions for income taxes at federal statutory rate	$12,906	$19,363	$17,176
Federal credits	(211)	-	-
State current and deferred income taxes	1,832	2,213	1,939
Provision (benefit) for uncertain tax positions	(87)	(74)	1,047
Other permanent differences	299	327	451
Domestic production activities deduction	(282)	(820)	-
Effect of change to prior year deferred items (A)	-	(1,827)	-
Changes in the valuation allowance (A)	90	268	(18,476)
Effect of tax return to tax provision reconciliation	676	-	-
State tax credits	(108)	(392)	-
Other	(91)	(282)	403
Provisions for income taxes	$15,024	$18,776	$2,540

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

As of December 31, 2006, we had $300,000 accrued for an uncertain tax position related to state income taxes. As the result of new accounting principles becoming effective January 1, 2007, we recognized a $120,000 increase in the liability for uncertain tax positions related to state income taxes, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. In 2007, we commissioned a nexus study by an independent public accounting firm to determine if we and our subsidiaries had any activities that would create nexus and to calculate the potential additional state income tax liability. As a result of this nexus study, we recognized additional current state income tax expense in 2007, which was partially offset by a deferred tax benefit from additional state NOL carryforwards.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

During 2008, we entered into multiple voluntary disclosure agreements with various states and resolved many of our outstanding state tax liabilities for payments of approximately $606,000. The settlement of many of these liabilities was for less than the amounts previously estimated and accrued. As a result, we reduced the uncertain tax position liability and state tax provision by $504,000. Additionally during 2008, we evaluated if we and our subsidiaries had any new nexus creating activities in any state taxing jurisdictions that had not previously been considered. As a result, we recognized additional state income tax expense of $391,000 in 2008.

During 2009, we continued to negotiate voluntary disclosure agreements with various states and resolved some of our outstanding state tax liabilities for payments of approximately $65,000. We evaluated if we and our subsidiaries had any new nexus creating activities in any state taxing jurisdiction that had not previously been considered and if all prior identifications of nexus creating activities were still warranted. As a result, we reduced our state income tax expense by $225,000 in 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits (uncertain tax position liability) is as follows:

2009	2008	2007
(In Thousands)
Balance at beginning of year	$898	$1,617	$420
Additions based on tax positions related to the current year	48	-	192
Additions based on tax positions of prior years	82	391	1,031
Reductions for tax positions of prior years	(355)	(504)	(26)
Settlements	(65)	(606)	-
Balance at end of year	$608	$898	$1,617

If the tax benefit of these uncertain tax positions were recognized in the financial statements, the tax benefit would decrease the annual effective tax rate by reducing the total state tax provision by approximately $400,000, $300,000 and $700,000, net of federal expense, in 2009, 2008, and 2007, respectively.

During 2009, 2008, and 2007, we recognized $150,000, $181,000 and $253,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $150,000 and $288,000 accrued for interest and penalties at December 31, 2009 and 2008, respectively.

We plan to continue to negotiate voluntary disclosure agreements and file prior year tax returns with various taxing authorities in 2010. Therefore, we anticipate that the total amount of unrecognized tax benefits will decrease by approximately $20,000 by December 31, 2010 as a result of state tax payments made as part of the voluntary disclosure agreement process or other resolutions.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Income Taxes (continued)

We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1997 through 2005 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

15.  Commitments and Contingencies

Capital and Operating Leases - We and our subsidiaries lease certain property, plant and equipment under capital leases and non-cancelable operating leases. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases with initial or remaining terms of one year or more at December 31, 2009, are as follows:

Capital Leases	Operating Leases	Total
(In Thousands)
2010	$631	$4,606	$5,237
2011	527	3,949	4,476
2012	413	3,374	3,787
2013	349	2,446	2,795
2014	35	2,150	2,185
Thereafter	-	934	934
Total minimum lease payments	1,955	$17,459	$19,414
Less amounts representing interest	213
Present value of minimum lease payments included in long-term debt	$1,742

Expenses associated with our operating lease agreements, including month-to-month leases, was $8,584,000 in 2009, $13,801,000 in 2008 and $13,793,000 in 2007. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments - We have the following significant purchase and sales commitments.

Bayer Agreement - During October 2008, subsidiaries within our Chemical Business, EDN and EDC, entered into a new Nitric Acid Supply, Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer replacing a previous agreement between EDN, EDC and Bayer entered into during 1997. EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. The Bayer Agreement became effective on June 24, 2009, and is for an initial term of five years, with certain renewal options.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas at a price covering EDN’s costs plus a profit, with certain performance obligations on EDN’s part. EDN purchases from Bayer ammonia, certain utilities, chemical additives and services as required for production of nitric acid at the Baytown Facility.

On June 23, 2009, Bayer purchased all of the nitric acid production assets comprising the Baytown Facility from a third party, except certain assets that are owned by EDN for use in the production process. EDN continues to be responsible for the maintenance and operation of the Baytown Facility in accordance with the terms of the Bayer Agreement.

If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN.

Anhydrous ammonia purchase agreement - Effective January 1, 2009, under an agreement with its principal supplier of anhydrous ammonia, Koch Nitrogen Company (“Koch”), EDC purchases a majority of its anhydrous ammonia requirements for its chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) through at least December 2010. See discussion concerning an extension of this agreement in Note 24 - Subsequent Events.

Ammonium nitrate supply agreement - In 2001, EDC entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement (“Supply Agreement”) with Orica USA, Inc. (“Orica”). Under the Supply Agreement, as amended, EDC will supply from the El Dorado Facility approximately 210,000 tons of industrial grade ammonium nitrate per year, which is approximately 81% of the plant’s manufacturing capacity for that product, for a term through June 2011. See discussion concerning a new supply agreement in Note 24 - Subsequent Events.

UAN supply agreement - In 2009, one of our subsidiaries, Pryor Chemical Company (“PCC”), entered into a contract with Koch under which Koch agreed to purchase and distribute substantially all of the UAN produced at the Pryor Facility through June 30, 2014, but Koch has an option to terminate the agreement after November 1, 2010. Pursuant to the terms of the contract, the UAN will be priced at market prices less a distribution fee and certain shipping costs.  As of December 31, 2009, the Pryor Facility was still in the process of being activated. As a result, sales of UAN by PCC did not occur in 2009 but are expected to commence in 2010.

Other purchase and sales commitments - See Note 16 - Derivatives, Hedges and Financial Instruments for our commitments relating to derivative contracts at December 31, 2009. In addition, we also had standby letters of credit outstanding of approximately $1.4 million at December 31, 2009. We also had deposits from customers of $0.6 million for forward sales commitments including $0.3 million relating to our Climate Control Business and $0.3 million relating to our Chemical Business at December 31, 2009.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by our subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2009, we have agreed to indemnify the sureties for payments, up to $22.9 million, made by them in respect of such bonds.  Approximately $21.7 million of these insurances bonds expire in 2010 while the remaining $1.2 million expire in 2011.

Universal Shelf Registration Statement - During 2009, our board of directors granted management the authority to file a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”). The shelf registration statement and related amendments have been filed and declared effective by the SEC.

Although we do not have any current plans to offer or sell any securities under the shelf registration statement, the shelf registration statement give us the ability to offer and sell up to $200 million of our securities consisting of common stock, preferred stock, debt (senior and subordinated), warrants, units or a combination thereof. We may offer and sell such securities from time to time and through one or more methods of distribution, subject to market conditions and our capital needs. The terms of any offering under the shelf registration statement would be established at the time of such offering and will be described in a prospectus supplement filed with the SEC prior to completion of the offering.

Employment and Severance Agreements - We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $10.8 million at December 31, 2009.

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

15.  Commitments and Contingencies (continued)

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

1.      Discharge Water Matters

The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) water discharge permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is to be renewed every five years. The ADEQ issued to EDC a NPDES water discharge permit in 2004, and the El Dorado Facility had until June 1, 2007 to meet the compliance deadline for the more restrictive limits under the 2004 NPDES permit. In order to meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has demonstrated its ability to comply with the more restrictive permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it will be able to do so. The El Dorado Facility is currently having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Once the rule change is complete, the permit limits can be modified to incorporate achievable dissolved minerals permit levels. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009 without incurring permit violations pending the modification of the permit to implement the revised rule.

In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of EDC, ADEQ and the EPA have met to determine what additional information was required by the EPA. During January 2010, EDC

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

received an Administrative Order from the EPA noting certain violations of the permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit that the El Dorado Facility expects to maintain compliance and that all but fifteen of the alleged violations were resolved through the CAO with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective is to bring the El Dorado Facility into compliance with the permit requirements, but reserved the right to access penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at December 31, 2009.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2009.

2.      Air Matters

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

Further, if it is determined that the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently,

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, at this time we are unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at December 31, 2009.

3.      Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility is a participating responsible party and has agreed, within certain limitations, to pay and has been paying one-half of the costs relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

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

At December 31, 2009, our estimated allocable portion of the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with this remediation matter is approximately $305,000. This amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability will occur in the near term.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

B. Other Pending, Threatened or Settled Litigation

1.      Climate Control Business

Wetherall v. Climate Master was a proposed class action filed in the Illinois state district court in September 2007 alleging that certain evaporator coils sold by one of our subsidiaries in the Climate Control Business, Climate Master, Inc. (“Climate Master”), in the state of Illinois from 1990 to approximately 2003 were defective. Prior to the hearing on class certification, the trial court granted Climate Master’s motion for summary judgment and entered judgment in favor of Climate Master and against the plaintiffs based upon the statute of limitations and further denied class certification as moot because there were no other class representatives. Prior to the appeal deadline, a settlement agreement was entered into between the plaintiffs and Climate Master whereby the plaintiffs waived any right to appeal the judgment in favor of Climate Master for an insignificant amount, which consideration has been paid by Climate Master.

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

15.  Commitments and Contingencies (continued)

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000. We believe our insurance coverage is adequate to cover any currently foreseeable losses associated with the Jayhawk claims. As a result, no liability remains outstanding relating to this matter as of December 31, 2009.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Commitments and Contingencies (continued)

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. In the opinion of management, after consultation with legal counsel, if those claims which we have not recognized were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

16.  Derivatives, Hedges and Financial Instruments

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

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In March 2005, we purchased two interest rate cap contracts for a cost of $590,000, which matured in March 2009. In April 2007, we purchased two interest rate cap contracts for a cost of $621,000, which set a maximum three-month LIBOR base rate of 5.35% on $50 million. In April 2008, we exchanged the two interest rate cap contracts purchased in 2007 for an interest rate cap contract (“2008 Interest Rate Cap Contract”), which sets a maximum three-month LIBOR base rate of 4.56% on $25 million. The cost basis of the 2008 Interest Rate Cap Contract was $239,000 based on the estimated fair value of the two contracts surrendered (which was also the carrying value at the time of the exchange). In April 2008, we also entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. In September 2008, we exchanged the 2008 Interest Rate Cap Contract for an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. The cost basis of the new interest rate swap is $354,000 based on the estimated fair value of the 2008 Interest Rate Cap Contract surrendered (which was also the carrying value at the time of the exchange).

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Derivatives, Hedges and Financial Instruments (continued)

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. For 2009, 2008, and 2007, we recognized losses of $729,000, $2,871,000 and $355,000, respectively. In addition, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. Also the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of $3.19 per pound. In addition, we had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu. For 2009, 2008 and 2007, we recognized losses of $1,312,000, $7,717,000 and $1,317,000, respectively, on such contracts. In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, our foreign exchange contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.435. For 2009 and 2008, we recognized losses of $32,000 and $187,000, respectively, on such contracts (none in 2007). In addition, the cash flows relating to these contracts are included in cash flows from continuing operating activities.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008:

Fair Value Measurements at December 31, 2009 Using

Description	Total Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2008
(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$150	$121	$29	$-	$-
Foreign exchange contracts	-	-	-	-	35
Total	$150	$121	$29	$-	$35

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$-	$-	$-	$-	$5,910
Interest rate contracts	1,929	-	1,929	-	2,437
Total	$1,929	$-	$1,929	$-	$8,347

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3), which related to commodities contracts:

2009	2008
(In Thousands)
Beginning balance	$(1,388)	$-
Total realized and unrealized gain (loss) included in earnings	493	(1,388)
Purchases, issuances, and settlements	895	-
Transfers in and/or out of Level 3	-	-
Ending balance	$-	$(1,388)

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized gains (losses) included in earnings and the income statement classifications are as follows:

2009	2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales - Commodities contracts	$(1,312)	$(7,717)
Cost of sales - Foreign exchange contracts	(32)	(187)
Interest expense - Interest rate contracts	(729)	(2,871)
	$(2,073)	$(10,775)

Change in unrealized gains and losses relating to contracts still held at year end:
Cost of sales - Commodities contracts	$138	$(5,910)
Cost of sales - Foreign exchange contracts	-	35
Interest expense - Interest rate contracts	508	(2,825)
	$646	$(8,700)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2009 and 2008, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At December 31, 2009 and 2008, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 7% and 10%, respectively, utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2009 and 2008, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Derivatives, Hedges and Financial Instruments (continued)

December 31, 2009	December 31, 2008
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$27,640	$50,000	$20,939	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,553	2,553	8	8

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	29,106	29,400	27,338	40,500
Other bank debt and equipment financing	20,231	19,848	14,949	14,652
	$79,530	$101,801	$63,234	$105,160

Other

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). As the result of accounting principles becoming effective in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and was being amortized to operations over the term of the lease arrangement, which expired in 2009. At December 31, 2008, accumulated other comprehensive loss consisted of the remaining deferred cost of $120,000 (none at December 31, 2009). The amount amortized to operations was $120,000, $291,000 and $290,000 for 2009, 2008, and 2007, respectively. The associated income tax benefits were minimal in 2009 and 2008 and there were no income tax benefits allocated to these expenses in 2007.

17.  Stockholders’ Equity

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

17.  Stockholders’ Equity (continued)

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

Stock-Based Compensation - During 2009, the Committee did not grant any awards under the 2008 Plan. During 2008, the Committee approved the grants under the 2008 Plan of 372,000 shares of qualified stock options (the “2008 Qualified Options”) to certain employees and our board of directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options (“2008 Non-Qualified Options”) to our outside directors. The exercise price of the 2008 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant. The 2008 Qualified and Non-Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2008 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2008 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2008 Qualified and Non-Qualified Options expire in 2018. The fair value for the

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Stockholders’ Equity (continued)

2008 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

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

•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside directors, if applicable.

The following table summarizes information about these granted stock options:

2009	2008	2007
Weighted-average risk-free interest rate	N/A	2.91%	5.16%
Dividend yield	N/A	-	-
Weighted-average expected volatility	N/A	35.4%	24.7%
Weighted-average expected forfeiture rate	N/A	1.86%	0%
Weighted-average expected life (years)	N/A	5.98	5.76
Total weighted-average remaining vesting period (years)	5.60	6.64	8.46
Total fair value of options granted	N/A	$1,503,000	$6,924,000
Total stock-based compensation expense (1)	$1,021,000	$811,000	$421,000
Income tax benefit	$(408,000)	$(316,000)	$(164,000)

(1) For 2009 and 2008, $977,000 and $803,000, respectively, is included in SG&A and $44,000, $8,000, respectively, is included in cost of sales. For 2007, the total amount is included in SG&A.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Stockholders’ Equity (continued)

For the 2008 Qualified and Non-Qualified Options and the 2006 Options, we will be amortizing the respective total estimated fair value (adjusted for forfeitures) through 2014 and 2016, respectively. At December 31, 2009, the total stock-based compensation expense not yet recognized is $6,145,000 relating to the non-vested stock options.

Qualified Stock Option Plans - At December 31, 2009, we have options outstanding under a 1993 Stock Option and Incentive Plan (“1993 Plan”), a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1993 and 1998 Plans have expired, and accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. As discussed above, under the 2008 Plan, we are authorized to grant awards (including options) to purchase up to 1,000,000 shares of our common stock. At December 31, 2009, there are 590,000 awards available to be granted under the 2008 Plan. At December 31, 2009, there were 3,500 options outstanding related to the 1993 Plan and 61,100 options outstanding relating to the 1998 Plan, all of which were exercisable, and 364,175 options outstanding relating to the 2008 Plan, of which 59,400 were exercisable. The exercise price of the outstanding options granted under these plans was equal to the market value of our common stock at the date of grant.

The following information relates to our qualified stock option plans:

	2009
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	660,100	$6.09
Granted	-	$-
Exercised	(224,325)	$1.42
Cancelled, forfeited or expired	(7,000)	$9.69
Outstanding at end of year	428,775	$8.47

Exercisable at end of year	124,000	$6.30

	2009	2008	2007

Weighted-average fair value of options granted during year	N/A	$3.58	N/A

Total intrinsic value of options exercised during the year	$3,051,000	$3,140,000	$1,108,000

Total fair value of options vested during the year	$220,000	$-	$-

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Stockholders’ Equity (continued)

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2009:

Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$2.73			43,500	1.92	$2.73	$494,000
$5.10			21,100	5.92	$5.10	190,000
$7.86	-	$8.17	69,000	8.92	$7.87	430,000
$9.69	-	$9.97	295,175	8.83	$9.69	1,301,000
$2.73	-	$9.97	428,775	8.00	$8.47	$2,415,000

Stock Options Exercisable
Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$2.73			43,500	1.92	$2.73	$494,000
$5.10			21,100	5.92	$5.10	190,000
$7.86	-	$8.17	11,385	8.92	$7.87	71,000
$9.69	-	$9.97	48,015	8.83	$9.69	212,000
$2.73	-	$9.97	124,000	5.92	$6.30	$967,000

Non-Qualified Stock Option Plans - Our board of directors approved the grants of non-qualified stock options to our outside directors, our Chief Executive Officer, Chief Financial Officer and certain key employees, included in the tables below. The exercise prices are generally based on the market value of our common stock at the dates of grants.

In addition to the 2008 Plan as discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of the Company or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 280,000 are available to be granted at December 31, 2009. At December 31, 2009, there are 45,000 options outstanding related to the 2008 Plan and no options outstanding related to the Outside Director Plan.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Stockholders’ Equity (continued)

The following information relates to our non-qualified stock option plans:

	2009
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	627,500	$6.36
Granted	-	$-
Exercised	(185,000)	$3.08
Surrendered, forfeited, or expired	-	$-
Outstanding at end of year	442,500	$7.73

Exercisable at end of year	89,925	$6.68

	2009	2008	2007

Weighted-average fair value of options granted during year	N/A	$3.80	$15.39

Total intrinsic value of options exercised during the year	$2,201,000	$4,357,000	$10,042,000

Total fair value of options vested during the year	$721,000	$692,000	$692,000

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2009:

Stock Options Outstanding

Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$2.73			22,500	1.92	$2.73	$256,000
$7.86			45,000	8.92	$7.86	281,000
$8.01			375,000	6.75	$8.01	2,283,000
$2.73	-	$8.01	442,500	6.72	$7.73	$2,820,000

Stock Options Exercisable

Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$2.73			22,500	1.92	$2.73	$256,000
$7.86			7,425	8.92	$7.86	46,000
$8.01			60,000	6.75	$8.01	366,000
$2.73	-	$8.01	89,925	5.72	$6.68	$668,000

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Stockholders’ Equity (continued)

Preferred Share Rights Plan - On January 5, 2009, a renewed shareholder rights plan became effective upon the expiration of our previous shareholder rights plan. The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group (other than the acquirer) acquires or announces a tender or exchange offer for 15% or more of our common stock.  Each Right entitles the holder to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of our common stock (other than the acquirer), will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock.  Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.

Other - In November 2007, the Jayhawk Group exercised a warrant to purchase 112,500 shares of our common stock for $3.49 per share.

During 2009 and 2008, we purchased 275,900 and 400,000 shares of treasury stock for the average price of $11.60 and $12.05 per share, respectively.

As of December 31, 2009, we have reserved 2.9 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks and stock options pursuant to their respective terms.

18.  Non-Redeemable Preferred Stock

Series B Preferred - The 20,000 shares of Series B Preferred, $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. All of the outstanding shares of the Series B Preferred are owned by the Golsen Group.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Non-Redeemable Preferred Stock (continued)

Series 2 Preferred - The Series 2 Preferred had no par value and had a liquidation preference of $50.00 per share plus dividends in arrears and was convertible at the option of the holder at any time, unless previously redeemed, into our common stock at an initial conversion price of $11.55 per share (equivalent to a conversion rate of approximately 4.329 shares of common stock for each share of Series 2 Preferred), subject to adjustment under certain conditions. As discussed below, upon the mailing of notice of certain corporate actions, holders had special conversion rights relating to a trade offer in 2007. The Series 2 Preferred was redeemable at our option, in whole or in part, at $50.00 per share, plus dividends in arrears to the redemption date. Dividends on the Series 2 Preferred were cumulative and payable quarterly in arrears. As the result of the transactions discussed below, no shares of Series 2 Preferred were issued and outstanding at December 31, 2009 and 2008.

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

Because the exchanges under the tender offer were pursuant to terms other than the original terms, the transactions were considered extinguishments of the preferred stock. Also the transactions qualified as induced conversions. Accordingly, we recorded a charge (stock dividend) to accumulated deficit of approximately $12.3 million which equaled the excess of the fair value of the common stock issued over the fair value of the common stock issuable pursuant

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Non-Redeemable Preferred Stock (continued)

to the original conversion terms. To measure fair value, we used the closing price of our common stock on March 13, 2007.

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

18.  Non-Redeemable Preferred Stock (continued)

Other Series 2 Preferred Transactions

During 2007, we cancelled 18,300 shares of Series 2 Preferred previously held as treasury stock.

Series D Preferred - The Series D Preferred have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share. Each holder of the Series D Preferred shall be entitled to .875 votes per share. All of the outstanding shares of Series D Preferred are owned by the Golsen Group.

Cash Dividends Paid - During 2009 and 2008, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share); and
•	$60,000 on the Series D Preferred ($0.06 per share).

In addition to the settlement of the dividends in arrears relating to the tender offer in 2007 as discussed above, during 2007, we paid the following cash dividends on our non-redeemable preferred stock:

•	$1,890,000 on the Series B Preferred ($94.52 per share);
•	$678,000 on the Series 2 Preferred ($26.25 per share); and
•	$360,000 on the Series D Preferred ($0.36 per share).

At December 31, 2009, there were no dividends in arrears.

Other - At December 31, 2009, we are authorized to issue an additional 229,490 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

19.  Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. At December 31, 2009, the monthly installments specified in the 1981 Agreements total $34,000 and the aggregate undiscounted death benefits are $4,100,000. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Executive Benefit Agreements and Employee Savings Plans (continued)

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As of December 31, 2009 and 2008, the liability for benefits under the 1992 Agreements is $1,102,000 and $1,111,000, respectively, which is included in current and noncurrent accrued and other liabilities in the accompanying consolidated balance sheets. The liability reflects the present value of the remaining estimated payments at discount rates of 5.06% and 4.97% as of December 31, 2009 and 2008, respectively. Future estimated undiscounted payments aggregate to $2.0 million as of December 31, 2009. For 2009, 2008, and 2007, charges to SG&A for these benefits were $75,000, $166,000 and $106,000, respectively. As part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This amount is in addition to any amount payable under the 1981 Agreement should that executive have both a 1981 and 1992 agreement. At December 31, 2009, the aggregate undiscounted death benefit payments specified in the 1992 Agreements are $302,000. The benefits under the 1992 Agreements are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

In 2005, we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit. As of December 31, 2009, the life insurance policies owned by us on the life of our CEO have a total face amount of $7,000,000. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

As of December 31, 2009, the liability for death benefits under the 1981, 1992 and 2005 Agreements is $3,356,000 ($2,687,000 at December 31, 2008), which is included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance contracts on various individuals in which we are the beneficiary. As of December 31, 2009, the total face amount of these policies is $20,672,000 of which $2,500,000 of the proceeds is required to be paid under the 2005 Agreement as discussed above. Some of these life insurance policies have cash surrender values that we have borrowed against. The cash surrender values are included in other assets in the amounts of $1,866,000 and $1,504,000, net of borrowings of $2,100,000 and $1,967,000 at December 31, 2009 and 2008, respectively. Increases in cash surrender values of $494,000, $461,000 and $548,000 are netted against the premiums paid for life insurance policies of $842,000, $832,000 and $836,000 in 2009, 2008, and 2007 respectively, and are included in SG&A.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Executive Benefit Agreements and Employee Savings Plans (continued)

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s (“CNC”) union employees and EDN employees, which amounts were not material for each of the three years ended December 31, 2009.

20.  Property and Business Interruption Insurance Claims and Recoveries

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

On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined; however, the final repair option has not yet been determined. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. The Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. At December 31, 2009, the balance of the insurance claim receivable relating to this event was $1,175,000.

Bryan Distribution Center - On July 30, 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. Our Chemical Business is in the process of rebuilding the Bryan Center. Our insurance provides for general liability coverage with a $250,000 loss deductible and for business interruption coverage and for replacement cost coverage relating to property damage with a total $100,000 loss deductible. As of December 31, 2009, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded an insurance claim receivable relating to this event. During 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. At December 31, 2009, the balance of the insurance claim receivable relating to this event was $35,000.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Other Expense, Other Income and Non-Operating Other Income, net

Year ended December 31,
2009	2008	2007
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$378	$158	$378
Settlements and potential settlements of litigation and potential litigation (1)	75	592	350
Income tax related penalties	35	152	34
Impairments of long-lived assets (2)	-	192	250
Other miscellaneous expense (3)	39	90	174
Total other expense	$527	$1,184	$1,186

Other income:
Litigation judgment, settlements and potential settlements (4)	$50	$8,235	$3,272
Other miscellaneous income (3)	237	241	223
Total other income	$287	$8,476	$3,495

Non-operating other income, net:
Interest income	$216	$1,270	$1,291
Miscellaneous income (3)	1	-	73
Miscellaneous expense (3)	(87)	(174)	(100)
Total non-operating other income, net	$130	$1,096	$1,264

(1)
For 2008, $325,000 related to settlements recognized associated with various asserted claims, of which $225,000 related to the Climate Control Business. In addition, $267,000 related to various settlements reached, of which $67,000 related to the Chemical Business. During 2007, a settlement was reached relating to alleged damages claimed by a customer of our Climate Control Business.

(2)	Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized the following impairments:

Year ended December 31,
2009	2008	2007
(In Thousands)
Corporate assets	$-	$192	$-
Chemical Business assets	-	-	250
	$-	$192	$250

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Other Expense, Other Income and Non-Operating Other Income, net (continued)

(3)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(4)
For 2008, income from litigation judgment and settlements includes approximately $7.6 million, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business. In June 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to property, plant and equipment and its pro-rata portion of the attorneys’ fees. These cash flows are included in cash flows from continuing investing activities. In addition, a settlement was reached for $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations. During 2007, our Chemical Business reached a settlement with Dynegy, Inc. and one of its subsidiaries, relating to a previously reported lawsuit. This settlement reflects the net proceeds of approximately $2.7 million received by the Cherokee Facility and the retention by the Cherokee Facility of a disputed accounts payable amount of approximately $0.6 million.

22.  Segment Information

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

Description of Each Reportable Segment

Climate Control - The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:

•	geothermal and water source heat pumps,
•	hydronic fan coils, and
•	other HVAC products including large custom air handlers, modular chiller systems and other products and services.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22.  Segment Information (continued)

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

Chemical -The Chemical Business segment manufactures and sells:

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

Our primary chemical production facilities are located in El Dorado, Arkansas, Cherokee, Alabama and Baytown, Texas. Sales to customers of this segment primarily include industrial users of acids throughout the United States and parts of Canada; farmers, ranchers, fertilizer dealers and distributors located in the Central and Southeastern United States; and explosive manufacturers in the United States. During 2009, we proceeded to activate a portion of our previously idled Pryor Facility. We plan to produce and sell urea ammonium nitrate and anhydrous ammonia from this facility primarily to one customer pursuant to a purchase and sale agreement.

As of December 31, 2009, our Chemical Business employed 455 persons, with 156 represented by unions under agreements, which will expire in July through November of 2010.

Other - The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22.  Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different industry segments for each of the three years in the period ended December 31, 2009 is detailed below.

2009	2008	2007
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$179,865	$190,960	$165,115
Hydronic fan coils	46,381	83,472	85,815
Other HVAC products	39,923	36,948	35,435
Total Climate Control	266,169	311,380	286,365

Chemical:
Agricultural products	104,300	152,802	117,158
Industrial acids and other chemical products	95,997	162,941	95,754
Mining products	57,535	108,374	75,928
Total Chemical	257,832	424,117	288,840
Other	7,837	13,470	11,202
	$531,838	$748,967	$586,407
Gross profit:
Climate Control	$92,409	$96,633	$83,638
Chemical	42,422	37,991	44,946
Other	2,583	4,256	4,009
	$137,414	$138,880	$132,593
Operating income (loss):
Climate Control	$37,706	$38,944	$34,194
Chemical	15,122	31,340	35,011
General corporate expenses and other business operations, net (1)	(12,118)	(11,129)	(10,194)
	40,710	59,155	59,011
Interest expense	(6,746)	(11,381)	(12,078)
Gains on extinguishment of debt	1,783	5,529	-
Non-operating income, net:
Climate Control	8	1	2
Chemical	31	27	109
Corporate and other business operations	91	1,068	1,153
Provisions for income taxes	(15,024)	(18,776)	(2,540)
Equity in earnings of affiliate - Climate Control	996	937	877
Income from continuing operations	$21,849	$36,560	$46,534

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22.  Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

2009	2008	2007
(In Thousands)

Gross profit-Other	$2,583	$4,256	$4,009
Selling, general and administrative:
Personnel costs	(8,083)	(7,937)	(6,879)
Professional fees	(3,687)	(4,759)	(4,299)
Office overhead	(657)	(650)	(646)
Property, franchise and other taxes	(350)	(313)	(314)
Advertising	(258)	(269)	(244)
Shareholders relations	(35)	(74)	(154)
All other	(1,617)	(1,498)	(1,626)
Total selling, general and administrative	(14,687)	(15,500)	(14,162)

Other income	192	766	53
Other expense	(206)	(651)	(94)
Total general corporate expenses and other business operations, net	$(12,118)	$(11,129)	$(10,194)

Information about our property, plant and equipment and total assets by industry segment is detailed below:

2009	2008	2007
(In Thousands)
Depreciation of property, plant and equipment:
Climate Control	$4,077	$3,433	$3,195
Chemical	11,291	10,232	8,929
Corporate assets and other	233	165	147
Total depreciation of property, plant and equipment	$15,601	$13,830	$12,271

Additions to property, plant and equipment:
Climate Control	$6,438	$12,111	$6,778
Chemical	24,627	25,130	9,151
Corporate assets and other	271	457	294
Total additions to property, plant and equipment	$31,336	$37,698	$16,223

Total assets at December 31:
Climate Control	$102,029	$117,260	$102,737
Chemical	143,800	145,518	121,864
Corporate assets and other	92,804	72,989	82,953
Total assets	$338,633	$335,767	$307,554

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

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers include foreign export sales as follows:

Geographic Area	2009	2008	2007
(In Thousands)
Canada	$20,224	$24,749	$14,206
Middle East	4,440	4,994	9,523
Mexico, Central and South America	2,154	2,954	2,053
Europe	1,114	2,119	3,069
South and East Asia	1,124	1,645	2,218
Caribbean	443	491	1,119
Other	400	148	129
	$29,899	$37,100	$32,317
Major Customers

Net sales to one customer, Bayer, of our Chemical Business segment represented approximately 7%, 11% and 7% of our total net sales for 2009, 2008 and 2007, respectively.  See discussion concerning the Bayer Agreement in Note 15 – Commitments and Contingencies.

Net sales to one customer, Orica, of our Chemical Business segment represented approximately 7%, 11% and 9% of our total net sales for 2009, 2008 and 2007, respectively. See discussion concerning the supply agreement in Note 24 – Subsequent Events.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22.  Segment Information (continued)

Unplanned Maintenance Downtime at the Cherokee Facility in 2008

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

23.  Related Party Transactions

Golsen Group

In connection with the completion of our March 2007 tender offer for our outstanding shares of our Series 2 Preferred, members of the Golsen Group tendered 26,467 shares of Series 2 Preferred in exchange for our issuance to them of 195,855 shares of our common stock. As a result, we effectively settled approximately $635,000 in dividends in arrears on the shares of Series 2 Preferred tendered. The tender by the Golsen Group was a condition of the Jayhawk Group’s agreement to tender shares of Series 2 Preferred in the tender offer as discussed in Note 18.

After the completion of our March 2007 tender offer relating to the Series 2 Preferred, the Golsen Group held 23,083 shares of Series 2 Preferred. Pursuant to our redemption of the remaining outstanding Series 2 Preferred during August 2007, the Golsen Group redeemed 23,083 shares of Series 2 Preferred and received the cash redemption amount of approximately $1,760,000 pursuant to the terms of our redemption of all of our outstanding Series 2 Preferred. The redemption price was $50.00 per share of Series 2 Preferred, plus $26.25 per share in dividends in arrears pro-rata to the date of redemption.

In September 2007, we utilized a portion of the net proceeds of the sale of the 2007 Debentures and working capital to pay approximately $2,250,000 of dividends in arrears on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

In March 2008, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

During November 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures.

In January 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2008.

Table of Contents FS
LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

23.  Related Party Transactions (continued)

In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

During 2009, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 remains accrued at December 31, 2009.

Quail Creek Bank

Bernard Ille, a member of our board of directors, is a director of Quail Creek Bank, N.A. (the “Bank”). The Bank was a lender to one of our subsidiaries. During 2007, the subsidiary made interest and principal payments on outstanding debt owed to the Bank in the respective amount of $.1 million and $3.3 million in 2007 (none in 2009 or 2008). The debt accrued interest at an annual interest rate of 8.25%. The loan was secured by certain of the subsidiary’s property, plant and equipment. This loan was paid in full in June 2007 utilizing a portion of the net proceeds of our sale of the 2007 Debentures.

24.  Subsequent Events (Unaudited)

During February 2010, EDC signed an extension of EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”).  Under the extension, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2012.

During February 2010, EDC entered into a cost-plus supply agreement with Orica International Pte Ltd. (“Orica International”) to supply Orica International with 250,000 tons per year of industrial grade ammonium nitrate through December 2014.  This new agreement, which became effective January 1, 2010, replaced EDC’s previous agreement to supply 210,000 tons per year of industrial grade ammonium nitrate to Orica USA, Inc.

Table of Contents FS

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2009

Net sales	$150,197	$138,563	$127,778	$115,300
Gross profit (1)	$40,728	$37,827	$30,653	$28,206
Income from continuing operations (1) (2)	$11,745	$8,743	$1,103	$258
Net income (loss) from discontinued operations	(2)	(13)	(30)	(220)
Net income	$11,743	$8,730	$1,073	$38
Net income applicable to common stock	$11,437	$8,730	$1,073	$38

Income per common share:
Basic:
Income from continuing operations	$.54	$.41	$.05	$.01
Income (loss) from discontinued operations, net	-	-	-	(.01)
Net income	$.54	$.41	$.05	$-

Diluted:
Income from continuing operations	$.51	$.38	$.05	$.01
Income (loss) from discontinued operations, net	-	-	-	(.01)
Net income	$.51	$.38	$.05	$-

2008

Net sales	$160,455	$198,052	$210,920	$179,540
Gross profit (1)	$37,757	$43,741	$31,169	$26,213
Income from continuing operations (1) (2)	$10,907	$17,924	$4,157	$3,572
Net income (loss) from discontinued operations	-	(17)	4	-
Net income	$10,907	$17,907	$4,161	$3,572
Net income applicable to common stock	$10,601	$17,907	$4,161	$3,572

Income per common share:
Basic:	$.50	$.85	$.20	$.17

Diluted:	$.46	$.75	$.18	$.16

Table of Contents FS

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1) The following items increased (decreased) gross profit and income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Changes in unrealized gains (losses) relating to commodities contracts still held at period end:
2009	$(1,498)	$30	$385	$138
2008	$53	$808	$(5,391)	$(3,576)

Turnaround costs:
2009	$(120)	$(484)	$(2,078)	$(731)
2008	$(247)	$(366)	$(881)	$(4,461)

Precious metals, net of recoveries:
2009	$486	$(1,543)	$(841)	$(1,403)
2008	$(2,460)	$(1,102)	$(1,304)	$(1,462)

Changes in inventory reserves:
2009	$3,032	$(8)	$162	$(782)
2008	$(169)	$(15)	$(216)	$(3,424)

Unplanned maintenance downtime - Cherokee Facility:
2008	$-	$-	$(5,100)	$-

Table of Contents FS

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(2) The following items increased (decreased) income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Expenses associated with the Pryor Facility:
2009	$(1,996)	$(3,217)	$(7,058)	$(4,965)
2008	$(421)	$(498)	$(425)	$(1,047)

Gain (loss) on extinguishment of debt:
2009	$1,322	$421	$53	$(13)
2008	$-	$-	$-	$5,529

Judgment, settlements and potential settlements of litigation and potential litigation:
2009	$50	$(75)	$-	$-
2008	$350	$7,518	$-	$(225)

Benefit (provision) for income taxes:
2009 (A)	$(7,349)	$(5,451)	$(1,310)	$(914)
2008 (B)	$(6,720)	$(10,709)	$(2,388)	$1,041

(A) For the three months ended December 31, 2009, the provision for income taxes includes the impact of additional provisions totaling $538,000 relating to the adjustments necessary to reconcile the 2008 state income tax returns to the 2008 estimated tax provision.

(B) During the three months ended December 31, 2008, we performed a detailed analysis of all our deferred tax assets and liabilities and determined that our deferred tax assets were understated by approximately $1,827,000. As a part of our analysis, we reviewed the realizability of these deferred tax assets and determined that a valuation allowance of approximately $268,000 was required. Accordingly, the addition of the deferred tax assets and the associated valuation allowance resulted in a tax benefit of $1,559,000 in our income taxes for the three months ended December 31, 2008. In addition, the net effect of these adjustments increased basic and diluted net income per share by $0.07 and $0.06, respectively, for the year ended December 31, 2008.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

The following condensed financial statements in this Schedule I are of the parent company only, LSB Industries, Inc.

December 31,
2009	2008
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$23,071	$25,720
Accounts receivable, net	12	46
Supplies, prepaid items and other	93	85
Due from subsidiaries	17,544	32,235
Notes receivable from a subsidiary	10,000	31,400
Total current assets	50,720	89,486

Property, plant and equipment, net	258	186
Investments in and due from subsidiaries	146,402	100,179
Other assets, net	2,017	2,468
	$199,397	$192,319

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$257	$432
Accrued and other liabilities	1,186	3,816
Redeemable, noncumulative, convertible preferred stock	48	52
Current portion of long-term debt	8	9
Total current liabilities	1,499	4,309

Long-term debt	29,400	40,500
Due to subsidiaries	2,558	2,558
Noncurrent accrued and other liabilities	4,492	3,947

Stockholders’ equity:
Preferred stock	3,000	3,000
Common stock	2,537	2,496
Capital in excess of par value	129,941	127,337
Retained earnings	41,082	19,804
	176,560	152,637
Less treasury stock	15,112	11,632
Total stockholders’ equity	161,448	141,005
	$199,397	$192,319

See accompanying notes.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

Year ended December 31,
2009	2008	2007
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$3,531	$3,501	$2,801

Selling, general and administrative expense	5,321	6,108	5,361
Litigation judgment	-	(7,560)	-
Gain on sale of precious metals	-	-	(4,259)
Other expense (income), net	82	65	(402)

Operating income (loss)	(1,872)	4,888	2,101

Interest expense	3,513	5,988	5,142
Gains on extinguishment of debt	(1,783)	(5,529)	-
Interest and other non-operating income, net	(2,328)	(3,342)	(3,309)

Income (loss) from continuing operations	(1,274)	7,771	268

Equity in earnings of subsidiaries	23,123	28,789	46,266
Net income (loss) from discontinued operations	(265)	(13)	348

Net income	$21,584	$36,547	$46,882

See accompanying notes.

Table of Contents FS
LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Year ended December 31,
2009	2008	2007
(In Thousands)
Net cash flows provided (used) by operating activities	$(4,899)	$1,140	$5,953

Cash flows from investing activities:
Capital expenditures	(99)	(71)	(71)
Proceeds from litigation judgment associated with property, plant and equipment of a subsidiary	-	5,948	-
Payment of legal costs relating to litigation judgment associated with property, plant and equipment of a subsidiary	-	(1,884)	-
Proceeds from sales of property and equipment	-	-	2
Notes receivable from a subsidiary	-	-	(29,886)
Payments received on notes receivable from a subsidiary	21,400	4,886	-
Payment of senior unsecured notes of a subsidiary		-	6,950
Other assets	(283)	(274)	(147)
Net cash provided (used) by investing activities	21,018	8,605	(23,152)

Cash flows from financing activities:
Acquisition of 5.5% convertible debentures	(8,938)	(13,207)	-
Payments on other long-term debt	(1)	(6)	(4)
Payments of debt issuance costs	-	-	(209)
Proceeds from 5.5% convertible debentures, net of fees	-	-	56,985
Net change in due to/from subsidiaries	(7,738)	(3,972)	(4,832)
Purchase of treasury stock	(3,200)	(4,821)	-
Proceeds from exercise of stock options	609	846	1,522
Proceeds from exercise of warrant	-	-	393
Excess income tax benefit associated with stock-based compensation	806	2,390	1,740
Dividends paid on preferred stocks	(306)	(306)	(2,934)
Acquisition of non-redeemable preferred stock	-	-	(1,292)
Net cash provided (used) by financing activities	(18,768)	(19,076)	51,369
Net increase (decrease) in cash	(2,649)	(9,331)	34,170

Cash and cash equivalents at the beginning of year	25,720	35,051	881

Cash and cash equivalents at the end of year	$23,071	$25,720	$35,051

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

2.  Debt Issuance Costs - During 2009, we acquired a portion of the 2007 Debentures. As a result, approximately $379,000 of the unamortized debt issuance costs associated with the 2007 Debentures acquired was charged against the gain on extinguishment of debt in 2009.

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

3.  Commitments and Contingencies - The Company has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2009, which is guaranteed by the Company, is as follows (in thousands):

Secured Term Loan due 2012	$50,000
Other, most of which is collateralized by machinery, equipment and real estate	16,541
$66,541

In addition, the Company has guaranteed approximately $34.1 million of our subsidiaries’ credit terms with vendors (primarily relating to purchases of natural gas) and approximately $22.9 million of our subsidiaries’ insurance bonds.

See Notes 13 and 15 of the notes to the Company’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4.  Preferred Stock and Stockholders’ Equity - At December 31, 2009 and 2008, a subsidiary of the Company owns 2,451,527 shares of the Company’s common stock, which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 3, 12, 17 and 18 of notes to the Company’s consolidated financial statements for discussion of matters relating to the Company’s preferred stock and other stockholders’ equity matters.

Table of Contents FS

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements (continued)

5.  Litigation Judgment - See Note 21 of the notes to the Company’s consolidated financial statements for the discussion of the income from a litigation judgment in 2008.

6.  Precious Metals - The Company had owned a specified quantity of precious metals used in the production process at one of its subsidiaries. Precious metals are carried at cost, with cost being determined using a FIFO basis.  During 2007, the Company sold metals the subsidiary had accumulated in excess of their production requirements. As a result, the Company recognized gains of $4,259,000 for 2007 (none in 2009 and 2008) from the sale of these precious metals.  These gains included an intercompany profit of $2,248,000, which are eliminated in the accompanying condensed statement of income through equity in earnings of subsidiaries. The intercompany profit resulted from differences in the FIFO cost basis of these metals in relation to the consolidated FIFO cost basis.

7.  Gains on Extinguishment of Debt - During 2009 and 2008, we acquired $11.1 million and $19.5 million, respectively, aggregate principal amount of the 2007 Debentures for approximately $8.9 million and $13.2 million, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of approximately $1.8 million and $5.5 million, respectively, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

8. Interest Income - During 2007, the Company earned interest of $685,000 relating to $6,950,000 of senior unsecured notes due 2007 (the “Notes”) of one of its subsidiaries, ThermaClime, which amount was being held as an investment. During 2007, ThermaClime repaid the Notes. In 2006, the Company entered into a $6,400,000 term loan due 2009 with ThermaClime. During 2009, 2008, and 2007, the Company earned interest of $698,000, $699,000 and $698,000, respectively, relating to this term loan.  During 2009, ThermaClime repaid this term loan. During 2007, the Company entered into two demand notes totaling $29,886,000 with ThermaClime of which $15,000,000 and $4,886,000 was repaid in 2009 and 2008, respectively. During 2009, 2008, and 2007, the Company earned interest of $1,394,000, $1,671,000 and $801,000, respectively, relating to these demand notes. In addition, the Company has invested a portion of its cash (including a portion of the net proceeds of the 2007 Debentures) in highly liquid investments. During 2009, 2008, and 2007, the Company earned interest of $11,000, $651,000 and $752,000, respectively, relating to these investments.

Table of Contents FS

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008, and 2007

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recoveries) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):

2009	$729	$90	$143	$676

2008	$1,308	$371	$950	$729

2007	$2,269	$858	$1,819	$1,308

Inventory-reserve for slow-moving items (1):

2009	$514	$745	$61	$1,198

2008	$460	$210	$156	$514

2007	$829	$29	$398	$460

Notes receivable - allowance for doubtful accounts (1):

2009	$970	$-	$-	$970

2008	$970	$-	$-	$970

2007	$970	$-	$-	$970

Deferred tax assets - valuation (1):

2009	$268	$90	$-	$358

2008	$-	$268	$-	$268

2007	$18,932	$(18,932)	$-	$-

(1)  Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.