Form 10-Q
period 2010-03-31
LSB INDUSTRIES INC
filed 2010-05-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (3-31-2010)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the Registrant's voting common stock, as of April 30, 2010 was 21,231,058 shares, excluding 4,143,362 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2010 is unaudited)

March 31, 2010	December 31, 2009
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$45,067	$61,739
Restricted cash	582	30
Short-term investments	10,000	10,051
Accounts receivable, net	67,906	57,762
Inventories:
Finished goods	36,319	25,753
Work in process	2,104	2,466
Raw materials	22,690	22,794
Total inventories	61,113	51,013
Supplies, prepaid items and other:
Prepaid insurance	3,206	4,136
Prepaid income taxes	1,181	1,642
Precious metals	12,194	13,083
Supplies	5,415	4,886
Other	2,682	1,626
Total supplies, prepaid items and other	24,678	25,373
Deferred income taxes	5,459	5,527
Total current assets	214,805	211,495

Property, plant and equipment, net	122,877	117,962

Other assets:
Debt issuance costs, net	1,547	1,652
Investment in affiliate	3,959	3,838
Goodwill	1,724	1,724
Other, net	2,168	1,962
Total other assets	9,398	9,176
	$347,080	$338,633

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at March 31, 2010 is unaudited)

March 31, 2010	December 31, 2009
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,297	$37,553
Short-term financing	1,905	3,017
Accrued and other liabilities	25,367	23,054
Current portion of long-term debt	3,438	3,205
Total current liabilities	70,007	66,829

Long-term debt	101,775	98,596

Noncurrent accrued and other liabilities	10,776	10,626

Deferred income taxes	12,094	11,975

Commitments and contingencies (Note 11)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,371,925 shares issued (25,369,095 at December 31, 2009)	2,537	2,537
Capital in excess of par value	130,349	129,941
Retained earnings	42,495	41,082
	178,381	176,560
Less treasury stock at cost:
Common stock, 4,143,362 shares	25,953	25,953
Total stockholders' equity	152,428	150,607
	$347,080	$338,633

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
Three Months Ended March 31, 2010 and 2009

2010	2009
(In Thousands, Except Per Share Amounts)
Net sales	$130,410	$150,197
Cost of sales	102,144	109,469
Gross profit	28,266	40,728

Selling, general and administrative expense	24,589	21,375
Provisions for losses on accounts receivable	9	52
Other expense	58	43
Other income	(806)	(162)
Operating income	4,416	19,420

Interest expense	2,080	1,911
Gain on extinguishment of debt	-	(1,322)
Non-operating other income, net	(38)	(23)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	2,374	18,854
Provisions for income taxes	912	7,349
Equity in earnings of affiliate	(261)	(240)
Income from continuing operations	1,723	11,745

Net loss from discontinued operations	5	2
Net income	1,718	11,743

Dividends on preferred stocks	305	306
Net income applicable to common stock	$1,413	$11,437

Weighted-average common shares:
Basic	21,226	21,110

Diluted	21,364	23,671

Income per common share:
Basic	$.07	$.54

Diluted	$.07	$.51

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2010

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$41,082	$(25,953)	$150,607
Net income					1,718		1,718
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				247			247
Exercise of stock options	2			22			22
Excess income tax benefit associated with stock-based compensation				138			138
Conversion of 13 shares of redeemable preferred stock to common stock	1			1			1
Balance at March 31, 2010	25,372	$3,000	$2,537	$130,349	$42,495	$(25,953)	$152,428

See accompanying notes.

Note: For the three months ended March 31, 2010 and 2009, total comprehensive income was $1,718,000 and $11,815,000, respectively.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2010 and 2009

2010	2009
(In Thousands)
Cash flows from continuing operating activities:
Net income	$1,718	$11,743
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Net loss from discontinued operations	5	2
Deferred income taxes	189	1,950
Gain on extinguishment of debt	-	(1,322)
Losses on sales and disposals of property and equipment	3	13
Gain on property insurance recoveries associated with property, plant and equipment	(495)	-
Depreciation of property, plant and equipment	4,060	3,796
Amortization	153	245
Stock-based compensation	247	261
Provisions for losses on accounts receivable	9	52
Provision for (realization of) losses on inventory	118	(3,032)
Realization of losses on firm sales commitments	(351)	-
Equity in earnings of affiliate	(261)	(240)
Distributions received from affiliate	140	175
Changes in fair value of commodities contracts	310	1,498
Changes in fair value of interest rate contracts	220	70
Other	(10)	-
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(11,323)	4,055
Inventories	(10,218)	8,842
Prepaid and accrued income taxes	461	1,157
Other supplies and prepaid items	351	(538)
Accounts payable	3,291	(7,748)
Accrued payroll and benefits	1,885	2,009
Commodities contracts	124	(3,127)
Other current and noncurrent liabilities	1,137	(1,027)
Net cash provided (used) by continuing operating activities	(8,237)	18,834

Cash flows from continuing investing activities:
Capital expenditures	(6,524)	(7,195)
Proceeds from property insurance recoveries associated with property, plant and equipment	1,670	-
Proceeds from sales of property and equipment	2	1
Proceeds from short-term investments	10,051	-
Purchase of short-term investments	(10,000)	-
Proceeds from (deposits of) restricted cash	(552)	148
Other assets	(209)	(108)
Net cash used by continuing investing activities	(5,562)	(7,154)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2010 and 2009

2010	2009
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$113,111	$143,503
Payments on revolving debt facilities	(113,111)	(143,503)
Acquisition of 5.5% convertible debentures	-	(4,174)
Proceeds from other long-term debt, net of fees	47	-
Payments on other long-term debt	(1,588)	(267)
Payments on short-term financing	(1,112)	(888)
Proceeds from exercise of stock options	22	-
Excess income tax benefit associated with stock-based compensation	136	79
Dividends paid on preferred stocks	(305)	(306)
Net cash used by continuing financing activities	(2,800)	(5,556)

Cash flows of discontinued operations:
Operating cash flows	(73)	(20)
Net increase (decrease) in cash and cash equivalents	(16,672)	6,104

Cash and cash equivalents at beginning of period	61,739	46,204
Cash and cash equivalents at end of period	$45,067	$52,308

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$150	$4,159

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$-	$1,135
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$6,074	$2,444
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$-	$204

See accompanying notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us”, or “Our”) and its subsidiaries. Through our subsidiaries, we are a manufacturing, marketing and engineering company. Our subsidiaries are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the “Chemical Business”). The Company is a holding company with no significant operations or assets other than cash, cash equivalents, short-term investments, and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Certain reclassifications have been made in our condensed consolidated statement of cash flows for the three months ended March 31, 2009 to conform to our condensed consolidated statement of cash flows presentation for the three months ended March 31, 2010, which reclassifications expanded our continuing operating activity line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the three months ended March 31, 2009.

Note 2: Recently Issued Accounting Pronouncements In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for the Company on January 1, 2010 and were applied prospectively. The remaining new disclosure requirements will become effective for the Company on January 1, 2011. See Note 12 - Derivatives, Hedges and Financial Instruments.

Note 3: Short-Term Investments  Investments, which consist of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost, which approximates fair value. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Accounts Receivable, net  Our accounts receivables, net consists of the following:

March 31, 2010	December 31, 2009
(In Thousands)
Trade receivables	$67,085	$55,318
Insurance claims	364	1,517
Other	1,138	1,603
	68,587	58,438
Allowance for doubtful accounts	(681)	(676)
	$67,906	$57,762

Note 5: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At March 31, 2010 and December 31, 2009, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,255,000 and $1,198,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $489,000 and $478,000, at March 31, 2010 and December 31, 2009, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Three Months Ended March 31,
2010	2009
(In Thousands)
Balance at beginning of period	$1,676	$4,141
Provision for (realization of) losses	118	(3,032)
Write-offs/disposals	(50)	-
Balance at end of period	$1,744	$1,109

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Precious Metals (continued)

Precious metals expense, net, consists of the following:

Three Months Ended March 31,
2010	2009
(In Thousands)
Precious metals expense	$1,379	$1,727
Recoveries of precious metals	-	(2,213)
Gains on sales of precious metals	(112)	-
Precious metals expense (recoveries), net	$1,267	$(486)

Precious metals expense (recoveries), net, is included in cost of sales in the accompanying condensed consolidated statements of income.

Note 7: Investment in Affiliate  Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of March 31, 2010, the Partnership and general partner to the Partnership are indebted to a term lender (“Term Lender”) of the Project for approximately $1,687,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Current and Noncurrent Accrued and Other Liabilities  Our current and noncurrent accrued and other liabilities consist of the following:

March 31, 2010	December 31, 2009
(In Thousands)
Accrued payroll and benefits	$7,785	$5,900
Deferred revenue on extended warranty contracts	4,967	4,884
Accrued insurance	4,224	3,667
Accrued death benefits	3,528	3,356
Accrued warranty costs	2,991	3,138
Fair value of derivatives	2,705	1,929
Accrued contractual manufacturing obligations	1,606	732
Accrued executive benefits	1,084	1,102
Accrued interest	1,014	1,593
Accrued commissions	958	1,035
Other	5,281	6,344
	36,143	33,680
Less noncurrent portion	10,776	10,626
Current portion of accrued and other liabilities	$25,367	$23,054

Note 9: Accrued Warranty Costs Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

Generally, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start up, whichever is shorter, and to ninety days for spare parts. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Accrued Warranty Costs (continued)

Changes in our product warranty obligation (accrued warranty costs) are as follows:

Three Months Ended March 31,
2010	2009
(In Thousands)
Balance at beginning of period	$3,138	$2,820
Add: Charged to costs and expenses	998	1,858
Deduct: Costs and expenses incurred	(1,145)	(1,814)
Balance at end of period	$2,991	$2,864

Note 10: Long-Term Debt  Our long-term debt consists of the following:

March 31,	December 31,
2010	2009
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	29,400	29,400
Secured Term Loan due 2012 (C)	49,151	50,000
Other, with a current weighted-average interest rate of 6.42%, most of which is secured by machinery, equipment and real estate	26,662	22,401
	105,213	101,801
Less current portion of long-term debt	3,438	3,205
Long-term debt due after one year	$101,775	$98,596

(A)  Our wholly-owned subsidiary, ThermaClime, Inc. (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at March 31, 2010 was 3.75%. Interest is paid monthly, if applicable.

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As of March 31, 2010, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the Secured Term Loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower nor guarantor of the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $185 million at March 31, 2010.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2010. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization, or
•	dispose assets.

The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(B)  In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of debentures (the “2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the 2007 Debentures. UMB Bank receives customary compensation from us for such services.

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

During the three months ended March 31, 2009, we acquired $5.7 million aggregate principal amount of the 2007 Debentures for $4.2 million, with each purchase being negotiated. As a

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

result, we recognized a gain on extinguishment of debt of $1.3 million, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of acquisitions made in previous years, only $29.4 million of the 2007 Debentures remain outstanding at March 31, 2010. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 18 - Related Party Transactions.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

(C)  ThermaClime and certain of its subsidiaries entered into a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2010 was approximately 3.25%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first quarter of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan.  As a result, approximately $49.2 million remains outstanding at March 31, 2010.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (the “El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $62 million at March 31, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $65 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2010.

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

Note 11: Commitments and Contingencies

Purchase and Sales Commitments - We entered into the following significant purchase and sales commitments during the three months ended March 31, 2010:

During February 2010, EDC signed an extension of EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the extension, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2012.

During February 2010, EDC entered into a cost-plus supply agreement with Orica International Pte Ltd. (“Orica International”) to supply Orica International with 250,000 tons per year of industrial grade ammonium nitrate through December 2014. This new agreement, which became effective January 1, 2010, replaced EDC’s previous agreement to supply 210,000 tons per year of industrial grade ammonium nitrate (“AN”) to Orica USA, Inc.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

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
(Unaudited)

Note 11: Commitments and Contingencies (continued)

meet the El Dorado Facility’s June 2007 limits, the El Dorado Facility has significantly reduced the contaminant levels of its wastewater.

The El Dorado Facility has generally demonstrated its ability to comply with the more restrictive permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it believes that it should be able to do so. The El Dorado Facility is currently having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Additional information has been provided to the EPA regarding the dissolved mineral issue. Once the rule change is complete, the permit limits can be modified to incorporate reasonably achievable dissolved minerals permit levels. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009, without incurring permit violations pending the modification of the permit to implement the revised rule. The ADEQ did not extend the CAO due to the above mentioned dissolved minerals issue; however, in the interim, the El Dorado Facility is currently in compliance with the more restrictive permit limits under the 2004 NPDES permit.

In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of EDC, ADEQ and the EPA have met to determine what additional information was required by the EPA. During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that all but fifteen of the alleged violations were resolved through the CAO with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established as a result of the Administrative Order at March 31, 2010.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The required risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2010, in connection with this matter.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

2.      Air Matters

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado and Cherokee Facilities and the Baytown, Texas facility (the “Baytown Facility”), requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at March 31, 2010, in connection with this matter.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

Our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination. Our subsidiary and Chevron submitted its final report on the groundwater monitoring and an addendum to the Mitigation Work Plan to the state of Kansas. The data from the monitoring program is being evaluated by the state of Kansas and the potential costs of the continued additional monitoring and risk assessments have been accrued. The ultimate required remediation, if any, is unknown.

At March 31, 2010, our estimated allocable portion of the total estimated liability (which is included in current and noncurrent accrued and other liabilities) in connection with the required additional monitoring and risk assessments related to this matter is $242,000. This amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability will occur in the near term.

B. Other Pending, Threatened or Settled Litigation

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our Series 2 $3.25 convertible exchangeable Class C preferred stock (“Series 2 Preferred”) or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that it would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group is able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

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
(Unaudited)

Note 11: Commitments and Contingencies (continued)

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at March 31, 2010 as a result of this matter.

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
(Unaudited)

Note 11: Commitments and Contingencies (continued)

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

We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. The valuation of these contracts was determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At March 31, 2010, the valuations of contracts classified as Level 2 related to the foreign exchange contracts and interest rate swap contracts discussed below. For the foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contracts and using market information for foreign currency exchange rates. The valuation inputs included the total contractual weighted-average exchange rate of 1.44 and the total estimated market weighted-average exchange rate of 1.35 (U.S. Dollar/Euro). For the interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.42% and the total estimated market weighted-average receive rate of 1.61%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. There were no valuations of contracts classified as Level 3 at March 31, 2010. At December 31, 2008, the valuations of contracts classified as Level 3 were based on the average ask/bid prices obtained from a broker relating to a low volume market.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

basis. At December 31, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of $3.19 per pound. At March 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.22 per pound. At December 31, 2009, we also had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu. At March 31, 2010, our futures/forward natural gas contracts were for 690,000 MMBtu of natural gas through September 2010 at a weighted-average cost of $4.79 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, our foreign exchange contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.44. At March 31, 2010, our foreign exchange contracts were for the receipt of approximately 64,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.44. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. Although no purchases occurred during the three months ended March 31, 2010 and 2009, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

Fair Value Measurements at March 31, 2010 Using
Description	Total Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2009
(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$267	$267	$-	$-	$150
Total	$267	$267	$-	$-	$150

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$551	$551	$-	$-	$-
Foreign exchange contracts	5	-	5	-	-
Interest rate contracts	2,149	-	2,149	-	1,929
Total	$2,705	$551	$2,154	$-	$1,929

During the three months ended March 31, 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2009 (not applicable for the three months ended March 31, 2010):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

Three Months Ended March 31,
2010	2009
(In Thousands)
Total net losses included in earnings:
Cost of sales – Commodities contracts	$(688)	$(1,156)
Cost of sales – Foreign exchange contracts	(24)	(30)
Interest expense – Interest rate contracts	(614)	(269)
	$(1,326)	$(1,455)

Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$(310)	$(1,498)
Cost of sales – Foreign exchange contracts	(5)	(1)
Interest expense – Interest rate contracts	(220)	(70)
	$(535)	$(1,569)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At March 31, 2010 and December 31, 2009, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At March 31, 2010 and December 31, 2009, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 7% utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At March 31, 2010 and December 31, 2009, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

March 31, 2010	December 31, 2009
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$26,090	$49,151	$27,640	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,525	2,525	2,553	2,553

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	29,400	29,400	29,106	29,400
Other bank debt and equipment financing	24,811	24,137	20,231	19,848
	$82,826	$105,213	$79,530	$101,801

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

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the three months ended March 31, 2010,
•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $5,000, respectively.

During the three months ended March 31, 2009,
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively; and
•	we acquired $5.7 million aggregate principal amount of our 2007 Debentures.

At March 31, 2010, there were no dividends in arrears.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Income Per Common Share (continued)

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Three Months Ended March 31,
2010	2009
Numerator:
Net income	$1,718	$11,743
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)
Dividends on Noncumulative Preferred	(5)	(6)
Total dividends on preferred stock	(305)	(306)
Numerator for basic net income per common share - net income applicable to common stock	1,413	11,437
Dividends on preferred stock assumed to be converted, if dilutive	-	306
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	-	349
Numerator for diluted net income per common share	$1,413	$12,092

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,226,411	21,109,812
Effect of dilutive securities:
Stock options	133,192	351,888
Convertible notes payable	4,000	1,270,720
Convertible preferred stock	-	938,546
Dilutive potential common shares	137,192	2,561,154
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	21,363,603	23,670,966

Basic net income per common share	$.07	$.54

Diluted net income per common share	$.07	$.51

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Three Months Ended March 31,
2010	2009
Convertible notes payable	1,070,160	-
Convertible preferred stock	936,846	-
Stock options	375,000	842,000
	2,382,006	842,000

Note 14:  Income Taxes Provisions for income taxes are as follows:

Three Months Ended March 31,
2010	2009
(In Thousands)
Current:
Federal	$516	$4,808
State	207	590
Total current provisions	$723	$5,398

Deferred:
Federal	$177	$1,751
State	12	200
Total deferred provisions	189	1,951
Provisions for income taxes	$912	$7,349

For the three months ended March 31, 2010 and 2009, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three months ended March 31, 2010 and 2009, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2009, we had state net operating loss (“NOL”) carryforwards totaling approximately $12,900,000, which begin expiring in 2010.

Our annual estimated effective tax rate for 2010 is reduced by permanent tax differences, including the domestic manufacturer’s deduction and other permanent items.

The tax provision for the three months ended March 31, 2010 was $912,000 or 34.7% of pre-tax income and included the impact of the increased domestic manufacturer’s deduction available in 2010 and the advanced energy credits. For the three months ended March 31, 2009, the tax provision was $7,349,000 or 38.5% of pre-tax income and included the impact of the domestic manufacturer’s deduction and other permanent items.

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

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus). We had approximately $608,000 accrued for uncertain tax liabilities at March 31, 2010 and December 31, 2009, which are included in current and noncurrent accrued and other liabilities.

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

Note 15: Other Expense, Other Income and Non-Operating Other Income, net

Three Months Ended March 31,
2010	2009
(In Thousands)
Other expense:
Total other expense (1)	$58	$43

Other income:
Property insurance recoveries in excess of losses incurred	$739	$-
Miscellaneous income (1)	67	162
Total other income	$806	$162

Non-operating other income, net:
Interest income	$56	$45
Miscellaneous expense (1)	(18)	(22)
Total non-operating other income, net	$38	$23

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

Note 16: Business Interruption and Property Insurance Claims  If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Business Interruption and Property Insurance Claims (continued)

Cherokee Facility - On February 5, 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined; however, the final repair option has not yet been determined. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. The Cherokee Facility continues production with the larger of the nitric acid plants. Our insurance provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost coverage for property damages was estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. During the first quarter of 2010, we received approximately $1,021,000, all of which relates to property, plant and equipment (“PP&E”), from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. At March 31, 2010, the balance of the insurance claim receivable relating to this event was $156,000.

Bryan Distribution Center - On July 30, 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. During the first quarter of 2010, the majority of the project to rebuild the Bryan Center was completed. Our insurance provides for general liability coverage with a $250,000 loss deductible and for business interruption coverage and for replacement cost coverage relating to property damage with a total $100,000 loss deductible. As of March 31, 2010, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded an insurance claim receivable relating to this event. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first quarter of 2010, our insurance claim receivable increased by a net $40,000. The activity during the quarter included payments of $148,000 relating to payables (approved by our insurance carrier) to unrelated third parties and payments of $121,000 to our insurance carrier associated with the general liability deductible. In addition, during the first quarter of 2010, we received additional partial payments totaling $968,000 ($649,000 relates to PP&E) from our insurance carrier, of which $300,000 was applied against our insurance claim receivable and the remaining balance of $668,000 ($495,000 relates to PP&E) was classified as other income. Prior to March 31, 2010, our insurance carrier also agreed to an additional advance of $71,000, which was recognized and classified as other income. As a result, the balance of the insurance claim receivable relating to this event was $75,000 at March 31, 2010.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Segment Information

Three Months Ended March 31,
2010	2009
(In Thousands)
Net sales:
Climate Control	$53,671	$72,048
Chemical	74,872	74,478
Other	1,867	3,671
	$130,410	$150,197

Gross profit: (1)
Climate Control	$18,399	$22,428
Chemical (2)	9,158	17,148
Other	709	1,152
	$28,266	$40,728

Operating income: (3)
Climate Control	$5,527	$8,978
Chemical (2) (4)	1,885	12,638
General corporate expenses and other business operations, net (5)	(2,996)	(2,196)
	4,416	19,420
Interest expense	(2,080)	(1,911)
Gain on extinguishment of debt	-	1,322
Non-operating other income, net:
Climate Control	1	-
Chemical	2	3
Corporate and other business operations	35	20
Provisions for income taxes	(912)	(7,349)
Equity in earnings of affiliate-Climate Control	261	240
Income from continuing operations	$1,723	$11,745

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $761,000 and $2,500,000 higher than our comparable product sales made at lower market prices available during the first quarter of 2010 and 2009, respectively. In addition, during the first quarter of 2010 and 2009, we recognized gains on sales and recoveries of precious metals totaling $112,000 and $2,213,000, respectively. The impact of these transactions increased gross profit and operating income for each respective period. During the first quarter of 2010 and 2009, we incurred expenses of $1,432,000 and $120,000, respectively, relating to planned major maintenance activities. During the first quarter of 2010 and 2009, we recognized losses totaling $838,000 and $1,619,000, respectively, on our futures/forward contracts for natural

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 Note 17: Segment Information (continued)

gas and ammonia. During the first quarter of 2010, we recognized net losses on firm sales commitments of $790,000, of which $770,000 relates to the Pryor Facility discussed below in footnote 4. The impact of these expenses and losses decreased gross profit and operating income for each respective period.

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

(4)
During the first quarter of 2010, we began limited production of anhydrous ammonia and urea ammonium nitrate (“UAN”) at our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”).  However the production was at rates lower than our targeted production rates. As a result, we incurred expenses of $6,037,000 (including the $770,000 net loss on firm sales commitments discussed above in footnote 2). During the first quarter of 2009, we incurred start up expenses of $1,996,000 relating to the Pryor Facility. Excluding the net loss on firm sales commitments, which are included in cost of sales, these expenses are primarily included in SG&A for each respective period.

(5)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Three Months Ended March 31,
2010	2009
(In Thousands)
Gross profit-Other	$709	$1,152
Selling, general and administrative:
Personnel costs	(1,747)	(1,725)
Professional fees	(1,170)	(984)
Office overhead	(163)	(188)
Property, franchise and other taxes	(86)	(83)
Advertising	(66)	(70)
All other	(503)	(385)
Total selling, general and administrative	(3,735)	(3,435)

Other income	40	110
Other expense	(10)	(23)
Total general corporate expenses and other business operations, net	$(2,996)	$(2,196)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Segment Information (continued)

Information about our total assets by industry segment is as follows:

March 31, 2010	December 31, 2009
(In Thousands)
Climate Control	$107,390	$102,029
Chemical	165,000	143,800
Corporate assets and other	74,690	92,804
Total assets	$347,080	$338,633

Note 18: Related Party Transactions

Golsen Group

During November 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result in January 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2008. In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the three months ended March 31, 2009, we incurred interest expense of $68,750 relating to the debentures held by the Golsen Group.

In January 2010, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the three months ended March 31, 2010, we incurred interest expense of $68,750 relating to the debentures held by the Golsen Group, which amount remains accrued at March 31, 2010.

Note 19: Subsequent Event

Realignment of Certain Subsidiaries - On April 1, 2010, we completed the realignment of certain of our direct and indirect wholly-owned subsidiaries.  The realignment is intended to, among other things, align the ownership of our subsidiaries by business group; simplify our corporate structure; improve the effective management of our lines of business; facilitate the reporting responsibilities of the Company and its businesses; and optimize the corporate structure of the Company and its subsidiaries for tax purposes. The realignment also included the conversion of certain of our subsidiaries to limited liability corporations, including ThermaClime.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our March 31, 2010 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company operating through our subsidiaries. Our wholly-owned subsidiaries own a substantial portion of our following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first quarter of 2010, approximately 41% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. In addition, we are continuing the restart of our previously idled Pryor Facility located in Pryor, Oklahoma. Our products include industrial and fertilizer grade AN, UAN, anhydrous ammonia, sulfuric acids, nitric acids in various concentrations, nitrogen solutions and various other products. For the first quarter of 2010, approximately 57% of our consolidated net sales relates to the Chemical Business.

In connection with our Pryor Facility project, we began limited production of anhydrous ammonia, which is the initial feedstock for the production of UAN, in January 2010, but at production rates lower than our targeted rates.  In March 2010, we began production of UAN on a limited basis but have yet to sustain production at or near our targeted rates.

Economic Conditions

Our two main business segments serve several diverse markets. We consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - The downturn in commercial and residential construction continued to have a significant adverse effect on our Climate Control Business’ product order level and sales in the first quarter of 2010.  Based upon published reports of leading indicators, including the Construction Market Forecasting Service published by McGraw-Hill, and the national architecture billings index published by American  Institute of Architects (“AIA”), the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction during 2010.  Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business – During the first quarter of 2010, approximately 67% of our Chemical Business’ sales were into industrial and mining markets. Approximately 77% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. It is unclear to us how these markets will respond for the remainder of 2010 but it appears that market demand for these products could be flat to slightly up for the second quarter of 2010.

The remaining 33% of our Chemical Business’ sales in the first quarter of 2010 were made into the agricultural fertilizer markets to customers that do not purchase pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. Our first quarter 2010 agricultural sales were down 25% in dollars and 14% in tons. The lower tonnage volume was due primarily to weather conditions and a late start to the spring season. During the first quarter of 2010, anhydrous ammonia increased in price while natural gas declined, resulting in a competitive cost disadvantage for agricultural grade AN produced from purchased ammonia at our El Dorado Facility compared to competitors that produce from natural gas. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could be adversely affected by lower grain production, unanticipated changes in commodity prices, or unfavorable weather conditions.

Results for First Quarter 2010

Our consolidated net sales for the first quarter of 2010 were $130.4 million compared to $150.2 million for the same period in 2009. The sales decrease of $19.8 million relates primarily to a decrease of $18.4 million in our Climate Control Business. The Climate Control Business decrease is due primarily to lower customer product orders received due to the economic downturn. Our Chemical Business sales for the first quarter of 2010 increased slightly compared to the same period in 2009, but the increase in volume of tons sold of our industrial products was partially offset by the decline in volume relating to our agricultural and mining products.

As discussed below under “Results of Operations”, our consolidated operating income was $4.4 million for the first quarter of 2010 compared to $19.4 million for the same period in 2009. The decrease in operating income of approximately $15.0 million was primarily the result of a $10.8 million decrease in our Chemical Business operating income and a decline of $3.5 million in our Climate Control Business’ operating income primarily due to lower sales.  Our general corporate expense and other business operations net expenses increased approximately $0.8 million.

The $10.8 million decrease in our Chemical Business’ operating income includes start up expenses and losses associated with the Pryor Facility of approximately $6.0 million compared to $2.0 million for 2009 period, significantly lower sales volumes of agricultural AN that negatively affected 2010 operating income by approximately $3.4 million, and other net variances of $3.4 million described below under “Results of Operations”.

As previously reported, we acquired through unsolicited transactions a portion of the 2007 Debentures during the first quarter 2009.  As a result, we recognized a gain on extinguishment of debt of $1.3 million in the first quarter of 2009 (no acquisitions were made during the first quarter of 2010).

Our resulting effective income tax rate for the first quarter of 2010 was approximately 34.7% and included the impact of the increased domestic manufacturer’s deduction available in 2010 and the advanced energy credits. For the first quarter of 2009, our resulting effective income tax rate was approximately 38.5%, which included the impact of the domestic manufacturer’s deduction and other permanent items.

Climate Control Business

Our Climate Control sales for the first quarter of 2010 were $53.7 million or 26% below the first quarter of 2009. The decrease in net sales resulted from a 46% decline in sales of our fan coil products and a 27% decline in our geothermal and water source heat pump products partially offset by an 18% increase in other HVAC products.

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

During the first quarter of 2010, approximately 76% of our Climate Control Business’ sales were to the commercial and multi-family construction markets, and the remaining 24% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For the first quarter of 2010, the product order level was $54.2 million as compared to $54.9 million for the same period in 2009 and compared to $48.5 million for the fourth quarter of 2009. Our product order level consists of confirmed purchase orders from customers, those that have been accepted and received credit approval. Although the product order level was slightly lower in the first quarter 2010 as compared to the same period in 2009 due primarily to an 8% decrease in product orders for commercial products, we saw a 30% increase in product orders for residential GHPs.

Our backlog was $56.8 million at March 31, 2009, $32.2 million at December 31, 2009 and $36.0 million at March 31, 2010. The backlog consists of confirmed customer orders for product to be shipped at a future date. At March 31, 2010, included within our reported backlog are two confirmed orders totaling approximately $3.7 million that have been placed on hold by the customers pending refinancing arrangements. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months. For the remainder of 2010, the potential sales level remains uncertain. For April 2010, our new orders received were approximately $23.0 million and our backlog was approximately $42.4 million at April 30, 2010.

Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional all-electric HVAC systems. The American Recovery and Reinvestment Act of 2009 (“Act”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost.

Although we expect to see continued slowness in our Climate Control Business’ results in the short-term, we have significantly increased our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for our products, including GHPs. Over time, we believe that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products.

Chemical Business

Our Chemical Business operates the El Dorado Facility, the Cherokee Facility and the Baytown Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline, and the El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee Facility produces anhydrous ammonia and nitrogen products primarily from natural gas that is delivered by pipeline but can also receive supplemental anhydrous ammonia by truck, rail and barge.

In connection with the Pryor Facility project, during January 2010, we began production of anhydrous ammonia, but at production rates lower than our targeted rates. As noted above under “General”, we have begun production of UAN on a limited basis. However, the start up of the UAN plant has encountered delays, including extended lead times to refurbish certain major equipment items, resulting in significant increases in our previous estimates of the start up costs. For the first quarter of 2010, we incurred approximately $6.0 million of expenses, primarily consisting of start up costs. We continue to fund the start up of the Pryor Facility from our available cash on hand and working capital. Although we have produced UAN on a limited basis through April 2010, we have continued to encounter mechanical issues that are delaying the production of UAN at a meaningful sustained rate.  We are continuing to produce and sell anhydrous ammonia, which is the initial feedstock for the production of UAN, while we are activating the UAN plant. During April 2010, we sold 10,000 tons of anhydrous ammonia at current market prices.

Our Chemical Business’ primary markets are industrial, mining and agricultural. The sales in all three sectors for the remainder of 2010 will continue to be affected by the overall economic conditions.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. During first quarter of 2010, the average prices for those commodities compared to same period in 2009 were as follows:

2010	2009
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$5.64	$5.16
Ammonia average price based upon low Tampa metric price per ton	$381	$223
Sulfur price based upon Tampa average quarterly price per long ton	$90	See (1)

(1)	The average quarterly price was negligible for the first quarter of 2009.

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for the first quarter of 2010 compared to the first quarter of 2009 is as follows:

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Agricultural	(14)%	(25)%
Industrial acids and other	44%	23%
Mining	(14)%	17%
Total weighted-average change	9%	1%

The disproportionate percentage change relating to tons sold compared to sales dollars for our agricultural and industrial products is due primarily to product mix and lower unit sales prices.  For mining, the increase in sales dollars, in spite of lower tons sold, was due to contractual arrangements with our largest mining customer that required payments of fixed costs plus a profit for those tons not taken.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

March 31, 2010	December 31, 2009
(In Millions)
Cash and cash equivalents	$45.1	$61.7
Short-term investments (1)	10.0	10.1
	$55.1	$71.8

Long-term debt:
2007 Debentures due 2012	$29.4	$29.4
Secured Term Loan due 2012	49.2	50.0
Other	26.6	22.4
Total long-term debt, including current portion	$105.2	$101.8

Total stockholders’ equity	$152.4	$150.6

(1) These investments consist of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At March 31, 2010, our cash, cash equivalents and short-term investments totaled $55.1 million and our $50 million Working Capital Revolver Loan was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit. At March 31, 2010 and December 31, 2009, the ratio between long-term debt, before the use of cash on hand and short-term investments to pay down debt, and stockholders’ equity was approximately 0.7 to 1.

For the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Also see discussion below concerning our universal shelf registration statement. Our internally generated cash flows and our liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

Our 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2010 was approximately 3.25%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

Since the 2007 Debentures and the Secured Term Loan both mature in 2012, we are currently reviewing various alternatives for the retirement of these obligations, as they become due.

Certain of our subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

The Working Capital Revolver Loan, which certain of our subsidiaries are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, these subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At March 31, 2010, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The Working Capital Revolver Loan and the Secured Term Loan have financial covenants that are discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to the Company and our subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to the Company of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe that cash, short-term investments and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2010.

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

Capital Expenditures

Capital Expenditures-First Quarter of 2010

Cash used for capital expenditures during the first quarter of 2010 was $6.5 million, including $0.4 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $6.1 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities, including $1.8 million associated with the Pryor Facility and approximately $0.1 million to maintain compliance with environmental laws, regulations and guidelines. These capital expenditures were primarily funded from working capital. In addition, one of our subsidiaries exercised its option, pursuant to the terms of the underlying operating lease, to purchase its production facility for approximately $4.9 million, which was financed by a third party.

Committed and Planned Capital Expenditures-Remainder of 2010

At March 31, 2010, we had committed capital expenditures of approximately $4.4 million for the remainder of 2010. The committed expenditures included $4.3 million for process and reliability improvements in our Chemical Business, including $0.8 million relating to the Pryor Facility and approximately $0.2 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $0.1 million primarily for upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures at March 31, 2010, we had additional planned capital expenditures for the remainder of 2010 in our Chemical Business of approximately $7.0 million and in our Climate Control Business of approximately $4.2 million. These planned expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Chemical Business’ expenditures will likely be funded from internal cash flows and the Climate Control’s expenditures will likely be financed.

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

Further, if it is determined that the equipment at any of our El Dorado, Cherokee and/or Baytown Facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed, or the cost of additional capital improvements that may be required, by the EPA. Therefore no liability has been established at March 31, 2010, in connection with this matter.

Letter of Intent

During April 2010, we entered into a letter of intent in connection with the possible acquisition by us of an air conditioning and heating manufacturer (“Business to be Acquired”) located in China.  This transaction is subject to, among other things, completion of our due diligence, execution of definitive agreements, finalization of certain agreements between the Business to be Acquired and another company for the purchase of certain products on terms satisfactory to us and completion of an employment agreement with the current owner.  If the transaction is completed, the letter of intent provides that we would have approximately $11 million invested including purchase price and working capital plus a nominal amount of shares of our common stock, which stock would be subject to certain restrictions and limitations. We further reserve the right to modify the terms of the letter of intent if during our due diligence we discover that the conditions at the Business to be Acquired are different than represented.  If we complete this transaction, we intend to fund the cash portion of the purchase price and the working capital from our available working capital. It has been represented to us by the seller that the Business to be Acquired had revenues of approximately $15 million for 2009.

Recognition of Insurance Recoveries

Cherokee Facility - As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. Our insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. During the first quarter of 2010, we received approximately $1,021,000 (all of which relates to PP&E) from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. In addition, we used approximately $849,000 of these proceeds to pay down the Secured Term Loan. At March 31, 2010, the balance of the insurance claim receivable relating to this event was $156,000.

Bryan Distribution Center - As previously reported, in July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, which is located in Bryan, Texas (“Bryan Center”). Our insurance provides for general liability coverage with a $250,000 loss deductible and for business interruption coverage and for replacement cost coverage relating to property damage with a total $100,000 loss deductible. As of March 31, 2010, a recovery, if any, from our business interruption coverage has not been recognized. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded an insurance claim receivable relating to this event. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first quarter of 2010, our insurance claim receivable increased by a net $40,000. The activity during the quarter included payments of $148,000 relating to payables (approved by our insurance carrier) to unrelated third parties and payments of $121,000 to our insurance carrier associated with the general liability deductible.  In addition, during the first quarter of 2010, we received additional partial payments totaling $968,000 ($649,000 relates to PP&E) from our insurance carrier, of which $300,000 was applied against our insurance claim receivable and the remaining balance of $668,000 ($495,000 relates to PP&E) was classified as other income. Prior to March 31, 2010, our insurance carrier also agreed to an additional advance of $71,000, which was recognized and classified as other income. As a result, the balance of the insurance claim receivable relating to this event was $75,000 at March 31, 2010.

Estimated Plant Turnaround Costs- Remainder of 2010

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2010, we currently estimate that we will incur approximately $4.0 million to $5.0 million of Turnaround costs, which we plan to fund from our available working capital. However, it is possible that the actual costs could be significantly different than our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, our Chemical Business incurred expenses of $0.6 million in the first quarter of 2010 to maintain such regulatory compliance. For the remainder of 2010, we expect to incur expenses ranging from $2.0 million to $3.0 million to maintain compliance.  However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations Concerning Greenhouse Gas Emissions

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

Potential Increase of Imported UAN

A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production is expected to begin in the Caribbean during 2010, and we believe this additional UAN production will be marketed in the United States. Generally, foreign production of UAN is produced at a lower cost of production than UAN produced in the United States. During 2009, revenues from the sale of UAN by our Chemical Business were approximately $28 million. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN beginning in 2010 could have an adverse impact on our revenues and profits from the sale of UAN and fertilizer products.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase our 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. However, no acquisitions were made during the first quarter of 2010.  As a result, $29.4 million remains outstanding at March 31, 2010.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. However, no repurchases of our stock were made during the first quarter of 2010.

If we should repurchase a portion of our 2007 Debentures or stock, we intend to fund any repurchases from our available working capital.

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

We have not paid cash dividends on our outstanding common stock in many years and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock during the remainder of 2010.

During first quarter of 2010, dividends were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share payable on October 9, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share payable January 1, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share payable April 1, which is noncumulative.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during the first quarter of 2010.

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

Subordinated Debentures and Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. Only $29.4 million remains outstanding at March 31 2010, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At March 31, 2010, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at December 31, 2010, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2010.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at March 31, 2010 was approximately 3.25%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first quarter of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan.  As a result, approximately $49.2 million remain outstanding at March 31, 2010. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $62 million at March 31, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At March 31, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $65 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2010. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

Golsen Group

The Golsen Group holds $5,000,000 of the 2007 Debentures.  As a result in January 2010, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2009.

In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

During the three months ended March 31, 2010, we incurred interest expense of $68,750 relating to the debentures held by the Golsen Group, which amount remains accrued at March 31, 2010.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2009.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Results of Operations

Three months ended March 31, 2010 compared to Three months ended March 31, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$36,958	$50,482	$(13,524)	(26.8	) %
Hydronic fan coils	7,274	13,566	(6,292)	(46.4	) %
Other HVAC products	9,439	8,000	1,439	18.0%
Total Climate Control	$53,671	$72,048	$(18,377)	(25.5	) %

Gross profit – Climate Control	$18,399	$22,428	$(4,029)	(18.0	) %

Gross profit percentage – Climate Control (1)	34.3%	31.1%	3.2%

Operating income – Climate Control	$5,527	$8,978	$(3,451)	(38.4	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 32% decline in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve and a 15% decline in sales of our residential products. Shipments of residential products during the first quarter of 2009 were particularly strong due to a larger backlog of customer orders carried forward from 2008. During the first quarter of 2010, we continued to maintain a market share leadership position of approximately 38%, based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased primarily due to a 28% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a 28% decrease in the average unit sales price due to change in product mix. During the first quarter of 2010, we continue to have a market share leadership position of approximately 28% based on market data supplied by the AHRI;

•
Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers and modular chillers partially offset by a decrease in engineering and construction services.

Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above. The gross profit as a percentage of sales increased primarily as a result of the change in product mix.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in warranty, freight and commission expenses due primarily to the decrease in sales volume ($0.9 million, $0.8 million and $0.7 million, respectively) partially offset by an increase in advertising expenses ($0.8 million) as a result of a marketing program launched by one of our subsidiaries, product liability and damage claims ($0.5 million) primarily relating to two geothermal and water source heat pump projects and one fan coil project, and personnel costs ($0.4 million) due, in part, to an increase in personnel in our sales organization.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended March 31,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$31,061	$25,231	$5,830	23.1%
Agricultural products	24,536	32,838	(8,302)	(25.3	) %
Mining products	19,275	16,409	2,866	17.5%
Total Chemical	$74,872	$74,478	$394	0.5%

Gross profit – Chemical	$9,158	$17,148	$(7,990)	(46.6	) %

Gross profit percentage – Chemical (1)	12.2%	23.0%	(10.8)%

Operating income – Chemical	$1,885	$12,638	$(10,753)	(85.1	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. When fully operational, the Pryor Facility will produce agricultural and industrial products.  For the first quarter of 2010, overall sales prices for the Chemical Business decreased 6% and the volume of tons sold increased 9%, compared with the same period in 2009, generally as a result of the following;

•
Sales prices for products produced at the El Dorado Facility increased 5% related, in part, to the higher cost of anhydrous ammonia, part of which is passed through to our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Pricing for agricultural grade AN was approximately the same as the prior year quarter. However, fertilizer grade AN volume of tons shipped at the El Dorado Facility decreased 31,000 tons primarily due to unfavorable weather conditions.  Industrial grade AN volumes were also down 13,000 tons primarily due to reduced demand for coal and other mining services all resulting from the economic downturn.  Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase, and our El Dorado Facility has agreed to reserve, certain minimum volumes of industrial grade AN during the year.  Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement. Overall volume of all products sold from the El Dorado Facility decreased 37,000 tons.

•
Sales prices at the Cherokee Facility were approximately the same as the prior year quarter.  However, volumes increased 12% primarily related to higher UAN fertilizer demand.  In the first quarter 2009, UAN fertilizer sales were affected by high inventory levels in the distribution chain left over from 2008, as well as poor weather conditions.  While weather conditions were also poor in the first quarter of 2010, distributors began filling available storage left vacant from the prior year in preparation for the 2010 spring fertilizer season.

•
Sales prices decreased approximately 20% for products produced at the Baytown Facility due to decreased fixed expenses under the new agreement compared to the prior agreement. These expenses are a pass-through component to Bayer.  Overall volumes increased 76% as the result of improved demand from the Baytown site’s customers.  The decreased sales prices and increased volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

Gross Profit - Chemical

The $8.0 million decrease in gross profit in the Chemical Business includes $3.4 million lower margins on fertilizer grade AN due to higher raw material input costs, and the lower volumes as discussed above.  Margins on our chemical products sold in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher were $0.8 million in the first quarter of 2010 compared to $2.5 million in the same period a year ago, and we also recognized a gain on sales of precious metals of $0.1 million in the first quarter of 2010 compared to a gain on recoveries of precious metals of $2.2 million in the first quarter of 2009.   In addition, we incurred expenses for Turnaround of $1.4 million for the first quarter of 2010 compared to $0.1 million in the first quarter 2009 due to the timing of our sulfuric acid bi-annual Turnaround. Gross profit includes losses on natural gas and ammonia hedging contracts (both realized and unrealized) of $0.8 million and $1.6 million for the first quarters of 2010 and 2009, respectively. In addition during the first quarter of 2010, the Pryor Facility incurred a $0.8 million loss on firm sales commitments entered into during 2009. Primarily as a result of these items, our overall gross profit as a percentage of sales decreased 10.8% for the first quarter of 2010 compared to the same period of 2009.

Operating Income - Chemical

In addition to the decrease in gross profit discussed above, the $10.8 million net decrease of our Chemical Business’ operating income includes start up expenses associated with the Pryor Facility of approximately $5.2 million (which does not include the $0.8 million loss on the Pryor Facility’s sales commitments discussed above) compared to $2.0 million for the first quarter of 2009. This decrease was partially offset by a gain of $0.7 million from insurance recoveries received as discussed above under “Liquidity and Capital Resources – Recognition of Insurance Recoveries”.

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

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$1,867	$3,671	$(1,804)	(49.1)%

Gross profit – Other	$709	$1,152	$(443)	(38.5)%

Gross profit percentage – Other (1)	38.0%	31.4%	6.6%

General corporate expense and other business operations, net	$(2,996)	$(2,196)	$(800)	36.4%

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to the sale of two large industrial machines during the first quarter of 2009 and the present global economic conditions and downturn in capital equipment spending.

Gross Profit - Other

The decrease in gross profit classified as “Other” is due primarily to the decrease in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net increased by $0.8 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above.

Gain on Extinguishment of Debt

During the first three months of 2009, we acquired $5.7 million aggregate principal amount of the 2007 Debentures for $4.2 million and recognized a gain on extinguishment of debt of $1.3 million, after expensing the unamortized debt issuance costs associated with the 2007 Debentures acquired. No acquisitions occurred during the first quarter of 2010.

Provision For Income Taxes

The provision for income taxes for the first quarter of 2010 was $0.9 million compared to $7.3 million for the first quarter of 2009. The resulting effective tax rate for the first quarter of 2010 was 34.7% compared to 38.5% for the same period in 2009.

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

For the first quarter of 2010, net cash used by continuing operating activities was $8.2 million, including net income plus depreciation and amortization and other adjustments and net cash used by the following significant changes in assets and liabilities.

Accounts receivable increased $11.3 million including:

•	an increase of $13.7 million relating to the Chemical Business as the result of the spring fertilizer seasonality and increased demand at our Baytown Facility, partially offset by
•	a decrease of $2.2 million relating to the Climate Control Business due primarily to lower sales volume and improved collections.

Inventories increased $10.2 million including:

•
an increase of $7.5 million relating to the Chemical Business primarily relating to building inventory in preparation for the spring fertilizer season and the increased production of inventory at our Pryor Facility and

•	an increase of $2.7 million relating to the Climate Control Business due primarily to lower sales volume in the first quarter of 2010.

Accounts payable increased $3.3 million including:

•	an increase of $5.3 million in the Chemical Business primarily as the result of increased production at our Baytown and Pryor Facilities which resulted in increased raw material purchases, partially offset by
•	a decrease of $2.0 million in the Climate Control Business due primarily to a reduction in the average number of days outstanding.

Accrued payroll and benefits increased $1.9 million including an increase of $1.3 million in the Climate Control Business and an increase of $0.5 million in the Chemical Business primarily due to the timing of payroll-related payments.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first quarter of 2010 was $5.6 million that consisted primarily of $6.5 million for capital expenditures of which $0.4 million and $6.1 million are for the benefit of our Climate Control and Chemical Businesses, respectively. The cash used for capital expenditures by our Chemical Business includes $1.8 million relating to the Pryor Facility. The cash used by investing activities was partially offset by proceeds from property insurances recoveries associated with property, plant and equipment of $1.7 million.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $2.8 million that primarily consisted of payments on long-term debt and short-term financing totaling $2.7 million.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by our subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2010, we have agreed to indemnify the sureties for payments, up to $9.8 million, made by them in respect of such bonds.  Approximately $8.6 million of these insurances bonds expire in 2010 while the remaining $1.2 million expire in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At March 31, 2010, our investment was $3,959,000. For the first quarter of 2010, distributions received from this Partnership were $140,000 and our equity in earnings was approximately $261,000. As of March 31, 2010, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $1,687,000 with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our Form 10-K for the year ended December 31, 2009, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

As previously reported, on March 26, 2010, one of our subsidiaries, Climate Master, Inc. (“Climate Master”), exercised its option, pursuant to the terms of the underlying operating lease, to purchase the building in which Climate Master conducts its primary manufacturing operations.  The option price was approximately $4.9 million.  As a result, the operating lease was terminated and our total contractual obligations associated with operating leases decreased by approximately $3.2 million.  Climate Master funded the option price through a mortgage note with the building pledged as collateral in the original principal amount of $5.0 million (the “Note”). As a result, our contractual obligations associated with long-term debt increased by $5.0 million. The Note has a 10-year term, with payments amortized over a 15-year period.  The Note bears interest at the annual rate of 6.95% for the initial five years of the Note.  The interest rate for the remaining five years of the term of the Note will be adjusted to the greater of 6.95% or the Five Year Fixed Rate of the Federal Home Loan Bank, plus 4% at the time of the adjustment.

In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended March 31, 2010:

•	our contractual obligations relating to futures/forward contracts were $5.8 million as of March 31, 2010 and
•	our committed capital expenditures were approximately $4.4 million for the remainder of 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2010, we had minimal embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At March 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.22 per pound ($2.4 million) and a weighted-average market value of $3.58 per pound ($2.7 million). Also our futures/forward natural gas contracts were for 690,000 MMBtu of natural gas through September 2010 at a weighted-average cost of $4.79 per MMBtu ($3.3 million) and a weighted-average market value of $3.99 per MMBtu ($2.8 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we entered into foreign exchange contracts. At March 31, 2010, our foreign exchange contracts were for the receipt of approximately 64,000 Euros through April 2010 at a contractual weighted-average exchange rate of 1.44 ($92,000) and a market weighted-average exchange rate of 1.35 ($87,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2010, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At March 31, 2010, the fair value of these contracts (unrealized loss) was $2.1 million.

As of March 31, 2010 and December 31, 2009, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $22.4 million and $22.3 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, we have concluded, with the participation of our Principal Executive Officer and our Principal Financial Officer, that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•	it appears that market demand for industrial and mining products could be flat to slightly up for the second quarter of 2010;
•
the current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell;

•
we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months;

•	our GHPs use a form of renewable energy and can, under certain conditions, reduce energy costs up to 80% compared to conventional all-electric HVAC systems;
•	we expect to see continued slowness in our Climate Control Business’ results in the short-term;
•	the sales in all three sectors of our Chemical Business for the remainder of 2010 will continue to be affected by the overall economic conditions;
•	for the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures;
•
we and our subsidiaries plan to rely upon internally generated cash flows, cash and short-term investments on hand, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations;

•
based upon our current projections, we believe that cash, short-term investments and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2010;

•	we plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements;
•
our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain changes to its production equipment may be needed in order to comply with the requirements of the Clean Air Act;

•	we believe that certain facilities within our Chemical Business may be required to pay certain penalties and may be required to make certain capital improvements to certain emission equipment;
•	the amount we will incur for capital expenditures, turnarounds and expenses associated with environmental regulatory compliance for the remainder of 2010;

•
greenhouse gas regulation could increase the price of the electricity purchased by these chemical facilities and increase costs for our use of natural gas, other raw materials (such as anhydrous ammonia), and other energy sources, potentially restrict access to or the use of natural gas and certain other raw materials necessary to produce certain of our chemical products and require us to incur substantial expenditures to retrofit these chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted;

•	significant additional UAN production is expected to begin in the Caribbean during 2010, and we believe this additional UAN production will be marketed in the United States;
•	we do not currently anticipate paying cash dividends on our outstanding common stock in the near future;
•	meeting all required covenant tests for all the remaining quarters of 2010 and the year ending in 2010, and
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

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	activating operations at full production rates at the Pryor Facility,
•	inability to obtain necessary raw materials,
•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” of our 2009 Form 10-K and “Special Note Regarding Forward-Looking Statements” contained in our 2009 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our 10-K for year ended December 31, 2009.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2009 for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended March 31, 2010, we issued the following unregistered equity securities:

In March 2010, we issued 520 shares of common stock upon the holder’s conversion of 13 shares of our Noncumulative Preferred.  Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration was paid for this issuance.   We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. (Reserved)

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1
Promissory Note, dated March 26, 2010, executed by Climate Master, Inc. in favor of Coppermark Bank, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed March 31, 2010.

10.2
Realignment Agreement, dated March 18, 2010, between LSB Industries, Inc., Consolidated Industries Corp., Prime Financial Corporation, Northwest Capital Corporation, ThermaClime, Inc., LSB Holdings, Inc., Summit Machine Tool Inc. Corp., Summit Machine Tool Manufacturing Corp., Summit Machinery Company, Hercules Energy Mfg. Corporation, LSB Chemical Corp., El Dorado Chemical Company, Chemex I Corp., DSN Corporation, The Climate Control Group, Inc., and Chemex II Corp., which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 7, 2010. Certain exhibits listed in this document have been omitted. A copy of such exhibits will be provided to the Securities and Exchange Commission upon request.

10.3
Consent, Joinder and Second Amendment, dated as of April 1, 2010, by and among LSB Industries, Inc., ThermaClime, Inc., each of the Subsidiaries of ThermaClime identified on the signature pages thereof, the lenders identified on the signature pages thereof, Wells Fargo Capital finance, Inc., as the arranger and administrative agent, and Consolidated Industries Corp., which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed April 7, 2010.

10.4
Amendment and Waiver to the Term Loan, dated April 1, 2010, by and among ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., Northwest Financial Corporation, Chemex I Corp., Chemex II Corp., Cherokee Nitrogen Company,  ClimaCool Corp., ClimateCraft, Inc., Climate Master, Inc., DSN Corporation, El Dorado Chemical Company, International Environmental Corporation, Koax Corp., LSB Chemical Corp., The Climate Control Group, Inc., Trison Construction, Inc.,  ThermaClime Technologies, Inc., XpediAir, Inc., LSB Industries, Inc., each lender party thereto, Banc of America Leasing & Capital, LLC, as Administrative Agent and as Collateral Agent, Bank of Utah, as Payment Agent, and Consolidated Industries Corp., which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed April 7, 2010.

10.5
AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K, filed March 8, 2010.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.6
Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sarl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company’s Form 10-K, filed March 8, 2010.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of May 2010.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer