Form 10-Q
period 2010-06-30
LSB INDUSTRIES INC
filed 2010-08-06
CIK 60714

LSB Industries, Inc.

Form 10-Q (6-30-2010)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the Registrant's voting common stock, as of July 30, 2010 was 21,093,683 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2010 is unaudited)

June 30, 2010	December 31, 2009
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$65,285	$61,739
Restricted cash	276	30
Short-term investments	-	10,051
Accounts receivable, net	73,759	57,762
Inventories:
Finished goods	23,084	25,753
Work in process	2,778	2,466
Raw materials	21,347	22,794
Total inventories	47,209	51,013
Supplies, prepaid items and other:
Prepaid income taxes	-	1,642
Prepaid insurance	2,086	4,136
Precious metals	11,422	13,083
Supplies	5,976	4,886
Other	2,299	1,626
Total supplies, prepaid items and other	21,783	25,373
Deferred income taxes	5,680	5,527
Total current assets	213,992	211,495

Property, plant and equipment, net	121,317	117,962

Other assets:
Debt issuance costs, net	1,342	1,652
Investment in affiliate	4,126	3,838
Goodwill	1,724	1,724
Other, net	2,274	1,962
Total other assets	9,466	9,176
	$344,775	$338,633

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2010 is unaudited)

June 30, 2010	December 31, 2009
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,297	$37,553
Short-term financing	955	3,017
Accrued and other liabilities	23,390	23,054
Current portion of long-term debt	3,456	3,205
Total current liabilities	66,098	66,829

Long-term debt	98,459	98,596

Noncurrent accrued and other liabilities	11,252	10,626

Deferred income taxes	12,467	11,975

Commitments and contingencies (Note 11)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,413,145 shares issued (25,369,095 at December 31, 2009)	2,541	2,537
Capital in excess of par value	130,828	129,941
Retained earnings	48,504	41,082
	184,873	176,560
Less treasury stock at cost:
Common stock, 4,320,462 shares (4,143,362 at December 31, 2009)	28,374	25,953
Total stockholders' equity	156,499	150,607
	$344,775	$338,633

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2010 and 2009

Six Months	Three Months
2010	2009	2010	2009
(In Thousands, Except Per Share Amounts)
Net sales	$298,802	$288,760	$168,392	$138,563
Cost of sales	235,388	210,205	133,244	100,736
Gross profit	63,414	78,555	35,148	37,827

Selling, general and administrative expense	46,827	44,421	22,238	23,046
Provision for (recoveries of) losses on accounts receivable	(35)	28	(44)	(24)
Other expense	302	334	244	291
Other income	(906)	(190)	(100)	(28)
Operating income	17,226	33,962	12,810	14,542

Interest expense	4,079	2,939	1,999	1,028
Losses (gains) on extinguishment of debt	52	(1,743)	52	(421)
Non-operating other income, net	(38)	(34)	-	(11)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	13,133	32,800	10,759	13,946
Provisions for income taxes	5,891	12,800	4,979	5,451
Equity in earnings of affiliate	(528)	(488)	(267)	(248)
Income from continuing operations	7,770	20,488	6,047	8,743

Net loss from discontinued operations	43	15	38	13
Net income	7,727	20,473	6,009	8,730

Dividends on preferred stocks	305	306	-	-
Net income applicable to common stock	$7,422	$20,167	$6,009	$8,730

Weighted-average common shares:
Basic	21,227	21,174	21,229	21,238

Diluted	21,692	23,587	22,377	23,674

Income per common share:
Basic	$.35	$.95	$.28	$.41

Diluted	$.35	$.89	$.27	$.38

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2010

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$41,082	$(25,953)	$150,607
Net income					7,727		7,727
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				500			500
Exercise of stock options	43		4	292			296
Excess income tax benefit associated with stock-based compensation				94			94
Acquisition of 177,100 shares of common stock						(2,421)	(2,421)
Conversion of 14 shares of redeemable preferred stock to common stock	1			1			1
Balance at June 30, 2010	25,413	$3,000	$2,541	$130,828	$48,504	$(28,374)	$156,499

Note: For the six and three months ended June 30, 2010, total comprehensive income was $7,727,000 and $6,009,000, respectively. For the six and three months ended June 30, 2009, total comprehensive income was $20,593,000 and $8,778,000, respectively.

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2010 and 2009

2010	2009
(In Thousands)
Cash flows from continuing operating activities:
Net income	$7,727	$20,473
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	43	15
Deferred income taxes	244	5,538
Loss (gain) on extinguishment of debt	52	(1,743)
Losses on sales and disposals of property and equipment	259	220
Gain on property insurance recoveries associated with property, plant and equipment	(495)	-
Depreciation of property, plant and equipment	8,626	7,684
Amortization	311	451
Stock-based compensation	500	514
Provision for (recovery of) losses on accounts receivable	(35)	28
Realization of losses on inventory	(324)	(3,024)
Provision for (realization of) losses on firm sales commitments	(371)	514
Equity in earnings of affiliate	(528)	(488)
Distributions received from affiliate	240	350
Changes in fair value of commodities contracts	246	969
Changes in fair value of interest rate contracts	348	(649)
Other	(10)	-
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(16,585)	15,790
Inventories	4,128	12,153
Prepaid and accrued income taxes	2,392	146
Other supplies and prepaid items	1,798	1,315
Accounts payable	2,700	(11,703)
Customer deposits	(77)	(2,121)
Accrued payroll and benefits	(1,054)	(1,983)
Commodities contracts	150	(4,112)
Deferred rent expense	-	(1,424)
Other current and noncurrent liabilities	2,243	(3,781)
Net cash provided by continuing operating activities	12,528	35,132

Capital expenditures	(10,861)	(12,406)
Proceeds from property insurance recoveries associated with property, plant and equipment	1,670	-
Proceeds from sales of property and equipment	11	3
Proceeds from short-term investments	20,053	-
Purchase of short-term investments	(10,002)	-
Proceeds from (deposits of) restricted cash	(246)	518
Other assets	(326)	(209)
Net cash provided (used) by continuing investing activities	299	(12,094)

 (Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2010 and 2009

2010	2009
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$263,064	$281,103
Payments on revolving debt facilities	(263,064)	(281,103)
Acquisition of 5.5% convertible debentures	(2,494)	(7,134)
Proceeds from other long-term debt, net of fees	47	2,565
Payments on other long-term debt	(2,386)	(687)
Payments on short-term financing	(2,062)	(1,776)
Proceeds from exercise of stock options	296	500
Purchase of treasury stock	(2,421)	-
Excess income tax benefit associated with stock-based compensation	189	657
Dividends paid on preferred stocks	(305)	(306)
Net cash used by continuing financing activities	(9,136)	(6,181)

Cash flows of discontinued operations:
Operating cash flows	(145)	(53)
Net increase in cash and cash equivalents	3,546	16,804

Cash and cash equivalents at beginning of period	61,739	46,204
Cash and cash equivalents at end of period	$65,285	$63,008

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$3,093	$6,459

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$560	$1,135
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$5,548	$4,164
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$58	$323

See accompanying notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1: Basis of Presentation The accompanying condensed consolidated financial statements include the accounts of LSB Industries, Inc. (the “Company”, “We”, “Us”, or “Our”) and its subsidiaries. Through our subsidiaries, we are a manufacturing, marketing and engineering company. Our subsidiaries are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the “Chemical Business”). The Company is a holding company with no significant operations or assets other than cash, cash equivalents, and our investments in our subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2010 and for the six and three-month periods ended June 30, 2010 and 2009 include all adjustments and accruals, consisting of normal, recurring accrual adjustments except for an additional income tax provision as discussed in Note 14 – Income Taxes, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Certain reclassifications have been made in our condensed consolidated statement of cash flows for the six months ended June 30, 2009 to conform to our condensed consolidated statement of cash flows presentation for the six months ended June 30, 2010, which reclassifications expanded our continuing operating activity line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the six months ended June 30, 2009.

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

Note 3: Short-Term Investments  Investments, which consisted of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost, which approximates fair value. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 4: Accounts Receivable, net  Our accounts receivable, net, consists of the following:

June 30, 2010	December 31, 2009
(In Thousands)
Trade receivables	$72,467	$55,318
Insurance claims	880	1,517
Other	948	1,603
	74,295	58,438
Allowance for doubtful accounts	(536)	(676)
	$73,759	$57,762

Note 5: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At June 30, 2010 and December 31, 2009, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,195,000 and $1,198,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $107,000 and $478,000, at June 30, 2010 and December 31, 2009, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Balance at beginning of period	$1,676	$4,141	$1,744	$1,109
Provision for (realization of) losses	(324)	(3,024)	(442)	8
Write-offs/disposals	(50)	(53)	-	(53)
Balance at end of period	$1,302	$1,064	$1,302	$1,064

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Precious Metals (continued)

Precious metals expense, net, consists of the following:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Precious metals expense	$3,461	$3,279	$2,082	$1,552
Recoveries of precious metals	-	(2,222)	-	(9)
Gains on sales of precious metals	(112)	-	-	-
Precious metals expense, net	$3,349	$1,057	$2,082	$1,543

Precious metals expense, net, is included in cost of sales in the accompanying condensed consolidated statements of income.

Note 7: Investment in Affiliate  Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). As of June 30, 2010, the Partnership and general partner to the Partnership are indebted to a term lender (“Term Lender”) of the Project for approximately $1,280,000 with a term extending to December 2010. CHI has pledged its limited partnership interest in the Partnership to the Term Lender as part of the Term Lender’s collateral securing all obligations under the loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Term Lender be required to perform under this pledge.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Current and Noncurrent Accrued and Other Liabilities  Our current and noncurrent accrued and other liabilities consist of the following:

June 30, 2010	December 31, 2009
(In Thousands)
Deferred revenue on extended warranty contracts	$5,284	$4,884
Accrued payroll and benefits	4,846	5,900
Accrued insurance	4,146	3,667
Accrued death benefits	3,703	3,356
Accrued warranty costs	3,129	3,138
Fair value of derivatives	2,523	1,929
Accrued contractual manufacturing obligations	1,687	732
Accrued income taxes	1,358	608
Accrued executive benefits	1,213	1,102
Accrued interest	809	1,593
Accrued commissions	723	1,035
Other	5,221	5,736
	34,642	33,680
Less noncurrent portion	11,252	10,626
Current portion of accrued and other liabilities	$23,390	$23,054

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Accrued Warranty Costs (continued)

Changes in our product warranty obligation (accrued warranty costs) are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Balance at beginning of period	$3,138	$2,820	$2,991	$2,864
Charged to costs and expenses	1,643	3,146	645	1,288
Costs and expenses incurred	(1,652)	(2,928)	(507)	(1,114)
Balance at end of period	$3,129	$3,038	$3,129	$3,038

Note 10: Long-Term Debt  Our long-term debt consists of the following:

June 30,	December 31,
2010	2009
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	26,900	29,400
Secured Term Loan due 2012 (C)	49,151	50,000
Other, with a current weighted-average interest rate of 6.42%, most of which is secured by machinery, equipment and real estate	25,864	22,401
	101,915	101,801
Less current portion of long-term debt	3,456	3,205
Long-term debt due after one year	$98,459	$98,596

(A)         Our wholly-owned subsidiary, ThermaClime, LLC, formerly ThermaClime, Inc., (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at June 30, 2010 was 3.75%. Interest is paid monthly, if applicable.

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As of June 30, 2010, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the Secured Term Loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $194 million at June 30, 2010.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2010. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

During the six and three months ended June 30, 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000, with each purchase being negotiated. As a result, we recognized a loss on extinguishment of debt of approximately $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

During the six and three months ended June 30, 2009, we acquired $9,200,000 and $3,500,000, respectively, aggregate principal amount of the 2007 Debentures for approximately $7,134,000 and $2,960,000, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of $1,743,000 and $421,000, respectively, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of acquisitions, only $26.9 million of the 2007 Debentures remain outstanding at June 30, 2010. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 18 - Related Party Transactions.

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

Beginning July 2, 2010, we may redeem some or all of the 2007 Debentures at a price equal to 100% of the principal amount of the 2007 Debentures, plus accrued and unpaid interest, all as set forth in the Indenture. The redemption price will be payable at our option in cash or, subject to certain conditions, shares of our common stock (valued at 95% of the weighted average of the closing sale prices of the common stock for the 20 consecutive trading days ending on the fifth trading day prior to the redemption date), subject to certain conditions being met on the date we mail the notice of redemption.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Long-Term Debt (continued)

(C) ThermaClime and certain of its subsidiaries entered into a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2010 was approximately 3.34%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first six months of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan.  As a result, approximately $49.2 million remains outstanding at June 30, 2010.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (the “El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $61million at June 30, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $67 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2010.

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

Note 11: Commitments and Contingencies

Purchase and Sales Commitments - We entered into the following significant purchase and sales commitments during the six months ended June 30, 2010:

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

The El Dorado Facility has generally demonstrated its ability to comply with the more restrictive permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. The El Dorado Facility has been having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Additional information has been provided to the EPA regarding the dissolved mineral issue. Once the rule change is complete, the permit limits can be modified to incorporate reasonably achievable dissolved minerals permit levels. The ADEQ has agreed to reopen the rule making to modify the permit limit as to dissolved minerals, which is subject to public notice and public hearings. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009, without incurring permit violations pending the modification of the permit to implement the revised rule. The ADEQ did not extend the CAO due to the above mentioned dissolved minerals issue; however, in the interim, the El Dorado Facility is currently in compliance with the more restrictive permit limits under the 2004 NPDES permit.

In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of EDC, ADEQ and the EPA have met to determine what additional information was required by the EPA. During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that all but fifteen of the alleged violations were resolved through the CAO with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at June 30, 2010 as a result of the Administrative Order.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The required risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2010, in connection with this matter.

2.      Air Matters

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado and Cherokee Facilities and the Baytown, Texas facility (the “Baytown Facility”), requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed by the EPA. Therefore no liability has been established at June 30, 2010, in connection with this matter.

3.      Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

has agreed, within certain limitations, to pay and has been paying one-half of the costs of the interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

Our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination. Our subsidiary and Chevron submitted their final report on the groundwater monitoring and an addendum to the Mitigation Work Plan to the state of Kansas. The data from the monitoring program is being evaluated by the state of Kansas. On June 29, 2010, representatives of our subsidiary and Chevron met with the Kansas Department of Health and Environment (“KDHE”).  As a result of this meeting, our subsidiary and Chevron have agreed to perform additional surface and groundwater testing.  In addition, the KDHE notified our subsidiary and Chevron that this site has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation. Currently, it is unknown what damages, if any, the KDHE will claim. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated; however, the nature and extent of a portion of the requirements are not currently defined and the associated costs are not reasonably estimable. The ultimate required remediation, if any, is unknown.

At June 30, 2010, our estimated allocable portion of the total estimated liability (which is included in current and noncurrent accrued and other liabilities) related to this matter is $195,000. This amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability will occur in the near term.

B. Other Pending, Threatened or Settled Litigation

The Jayhawk Group

In November 2006, we entered into an agreement with Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in which the Jayhawk Group agreed, among other things, that if we undertook, in our sole discretion, within one year from the date of agreement a tender offer for our Series 2 $3.25 convertible exchangeable Class C preferred stock (“Series 2 Preferred”) or to issue our common stock for a portion of our Series 2 Preferred pursuant to a private exchange, that they would tender or exchange an aggregate of no more than 180,450 shares of the 340,900 shares of the Series 2 Preferred beneficially owned by the Jayhawk Group, subject to, among other things, the entities owned and controlled by Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”), and his immediate family, that beneficially own Series 2 Preferred only being able to exchange or tender approximately the same percentage of shares of Series 2 Preferred beneficially owned by them as the Jayhawk Group was able to tender or exchange under the terms of the agreement. In addition, under the agreement, the Jayhawk Group agreed to vote its shares of our common stock and Series 2 Preferred “for” an amendment to the Certificate of Designation covering the Series 2 Preferred to allow us:

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Commitments and Contingencies (continued)

insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at June 30, 2010 as a result of this matter.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible.

In the opinion of management, after consultation with legal counsel, if those claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2010, the valuations of contracts classified as Level 2 related to the interest rate swap contracts discussed below. For the interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.42% and the total estimated market weighted-average receive rate of 0.94%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. There were no valuations of contracts classified as Level 3 at June 30, 2010. At December 31, 2008, the valuations of contracts classified as Level 3 were based on the average ask/bid prices obtained from a broker relating to a low volume market.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of $3.19 per pound. At June 30, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.24 per pound. At December 31, 2009, we also had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu. At June 30, 2010, our futures/forward natural gas contracts were for 140,000 MMBtu of natural gas through September 2010 at a weighted-average cost of $4.95 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, our foreign exchange contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.44 (U.S. Dollar/Euro). At June 30, 2010, we had no outstanding foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. Although no purchases occurred during the six months ended June 30, 2010 and 2009, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

Fair Value Measurements at June 30, 2010 Using

Description	Total Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2009

(In Thousands)

Assets - Supplies, prepaid items and other:
Commodities contracts	$-	$-	$-	$-	$150
Total	$-	$-	$-	$-	$150

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$246	$246	$-	$-	$-
Interest rate contracts	2,277	-	2,277	-	1,929
Total	$2,523	$246	$2,277	$-	$1,929

During the six months ended June 30, 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2009 (not applicable for the six months ended June 30, 2010 and the three months ended June 30, 2010 and 2009):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized net gains (losses) included in earnings and the income statement classifications are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales – Commodities contracts	$(904)	$(1,148)	$(216)	$8
Cost of sales – Foreign exchange contracts	(24)	(31)	-	(1)
Interest expense – Interest rate contracts	(1,137)	158	(523)	427
	$(2,065)	$(1,021)	$(739)	$434

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$(246)	$(969)	$(313)	$30
Interest expense – Interest rate contracts	(348)	649	(128)	719
	$(594)	$(320)	$(441)	$749

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At June 30, 2010 and December 31, 2009, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At June 30, 2010 and December 31, 2009, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 7% utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At June 30, 2010 and December 31, 2009, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Derivatives, Hedges and Financial Instruments (continued)

June 30, 2010	December 31, 2009
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$24,518	$49,151	$27,640	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,495	2,495	2,553	2,553

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	26,833	26,900	29,106	29,400
Other bank debt and equipment financing	24,015	23,369	20,231	19,848
	$77,861	$101,915	$79,530	$101,801

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

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the six months ended June 30, 2010,
•	we purchased 177,100 shares of treasury stock;
•	we issued 43,510 shares of our common stock as the result of the exercise of stock options;
•	we acquired $2,500,000 aggregate principle amount of the 2007 Debentures; and
•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $5,000, respectively.

During the six months ended June 30, 2009,
•	we issued 389,000 shares of our common stock as the result of the exercise of stock options;
•	we acquired $9,200,000 aggregate principle amount of the 2007 Debentures; and
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Income Per Common Share (continued)

At June 30, 2010, there were no dividends in arrears.

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
Numerator:
Net income	$7,727	$20,473	$6,009	$8,730
Dividends on Series B Preferred	(240)	(240)	-	-
Dividends on Series D Preferred	(60)	(60)	-	-
Dividends on Noncumulative Preferred	(5)	(6)	-	-
Total dividends on preferred stock	(305)	(306)	-	-
Numerator for basic net income per common share - net income applicable to common stock	7,422	20,167	6,009	8,730
Dividends on preferred stock assumed to be converted, if dilutive	65	306	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	-	627	-	314
Numerator for diluted net income per common share	$7,487	$21,100	$6,009	$9,044

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,227,411	21,174,210	21,228,918	21,237,904
Effect of dilutive securities:
Convertible preferred stock	270,425	938,006	936,566	937,825
Stock options	190,332	331,607	207,849	354,899
Convertible notes payable	4,000	1,143,320	4,000	1,143,320
Dilutive potential common shares	464,757	2,412,933	1,148,415	2,436,044
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	21,692,168	23,587,143	22,377,333	23,673,948

Basic net income per common share	$.35	$.95	$.28	$.41

Diluted net income per common share	$.35	$.89	$.27	$.38

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009

Convertible notes payable	979,160	-	979,160	-
Convertible preferred stock	666,666	-	-	-
Stock options	373,619	766,646	372,253	412,363
	2,019,445	766,646	1,351,413	412,363

Note 14:  Income Taxes Provisions for income taxes are as follows:

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Current:
Federal	$4,473	$6,490	$3,957	$1,682
State	1,174	772	967	182
Total current provisions	$5,647	$7,262	$4,924	$1,864

Deferred:
Federal	$226	$4,970	$49	$3,219
State	18	568	6	368
Total deferred provisions	244	5,538	55	3,587
Provisions for income taxes	$5,891	$12,800	$4,979	$5,451

For the six and three months ended June 30, 2010 and 2009, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the six and three months ended June 30, 2010 and 2009, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2009, we had state net operating loss (“NOL”) carryforwards totaling approximately $12,900,000, which begin expiring in 2010.

Our annual estimated effective tax rate for 2010 is reduced by permanent tax differences, including the domestic manufacturer’s deduction and other permanent items.

The tax provision for the six months ended June 30, 2010 was $5,891,000 or 43.3% of pre-tax income and included the impact of the increased domestic manufacturer’s deduction available in 2010, the advanced energy credits and the additional income tax provision related to nondeductible expenses in prior years.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 14:  Income Taxes (continued)

During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the six and three months ended June 30, 2010. For the six and three months ended June 30, 2010, the effect of this adjustment decreased basic net income per share by $.04 and decreased diluted net income per share by $.03.

Management of the Company evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to the Company’s 2007-2009 consolidated financial statements as well as the projected consolidated financial statements for the year ending December 31, 2010.

For the six months ended June 30, 2009, the tax provision was $12,800,000 or 38.5% of pre-tax income and included the impact of the domestic manufacturer’s deduction and other permanent items.

Our accounting for income taxes includes utilizing the accounting principle that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements.

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e, nexus). We had approximately $665,000 and $608,000 accrued for uncertain tax liabilities at June 30, 2010 and December 31, 2009, respectively, which are included in current and noncurrent accrued and other liabilities.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15: Other Expense, Other Income and Non-Operating Other Income, net

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$259	$220	$256	$207
Other miscellaneous expense (1)	43	114	(12)	84
Total other expense (1)	$302	$334	$244	$291

Other income:
Property insurance recoveries in excess of losses incurred	$739	$-	$-	$-
Miscellaneous income (1)	167	190	100	28
Total other income	$906	$190	$100	$28

Non-operating other income, net:
Interest income	$77	$78	$21	$33
Miscellaneous expense (1)	(39)	(44)	(21)	(22)
Total non-operating other income, net	$38	$34	$-	$11

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

Note 16: Business Interruption and Property Insurance Claims  If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.

Cherokee Facility - In February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. The extent of the damage to the nitric acid plant has been determined. We have no immediate plans to rebuild the damaged plant. The nitric acid plant that suffered the fire, with a current 182 ton per day capacity, is the smaller of the two nitric acid plants at the Cherokee Facility. The Cherokee Facility continues production with the larger of the nitric acid plants. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeds our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. During the first six months of 2010, our insurance claim receivable decreased by a net $849,000. The activity during the six months of 2010 included the receipt of approximately $1,021,000 from our insurance carrier as a partial payment on our insurance claim, all of which relates to property, plant and equipment (“PP&E”). In addition, the activity included payments of $172,000 relating to payables (approved by our insurance carrier) to unrelated third parties. As a result, the balance of the insurance claim receivable relating to this event was $326,000 at June 30, 2010.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Business Interruption and Property Insurance Claims (continued)

Bryan Distribution Center - In July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. During the first six months of 2010, the project to rebuild the Bryan Center was substantially completed. Our general liability insurance policy provides for coverage against third party damages with a $250,000 loss deductible. Our property insurance policy provides for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of June 30, 2010, the third party general liability claims have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been paying directly most of the third party general liability claims. Because our replacement cost claim for property damages exceeds our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. A recovery, if any, from our business interruption coverage has not been recognized. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first six months of 2010, our insurance claim receivable decreased by a net $31,000. The activity during the six months of 2010 included the receipt of additional partial payments totaling $1,039,000 ($649,000 relates to PP&E) from our insurance carrier, of which $300,000 was applied against our insurance claim receivable and the remaining balance of $739,000 ($495,000 relates to PP&E) was classified as other income.  In addition, the activity included payments of $148,000 relating to payables (approved by our insurance carrier) to unrelated third parties and payments of $121,000 to our insurance carrier associated with the general liability deductible. As a result, the balance of the insurance claim receivable relating to this event was $4,000 at June 30, 2010.

Pryor Facility – In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant.  The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility is unable to produce anhydrous ammonia or UAN. Based on our current assessment, the estimated costs to rebuild the ammonia reformer are approximately $8.0 million and should be completed toward the end of September 2010. Our property insurance policy provides for replacement cost coverage relating to property damage with a total $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period and a minimum $250,000 deductible. As of June 30, 2010, because our replacement cost claim for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. A recovery, if any, from our business interruption coverage has not been recognized. At June 30, 2010, the balance of the insurance claim receivable relating to this event was $447,000.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 17: Segment Information

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Net sales:
Climate Control	$113,499	$139,030	$59,828	$66,982
Chemical	181,250	144,371	106,378	69,893
Other	4,053	5,359	2,186	1,688
	$298,802	$288,760	$168,392	$138,563

Gross profit: (1)
Climate Control (2)	$37,231	$47,426	$18,832	$24,998
Chemical (3)	24,760	29,429	15,602	12,281
Other	1,423	1,700	714	548
	$63,414	$78,555	$35,148	$37,827

Operating income: (4)
Climate Control (2)	$12,520	$21,204	$6,993	$12,226
Chemical (3) (5)	11,063	18,835	9,178	6,197
General corporate expenses and other business operations, net (6)	(6,357)	(6,077)	(3,361)	(3,881)
	17,226	33,962	12,810	14,542
Interest expense	(4,079)	(2,939)	(1,999)	(1,028)
Gains (losses) on extinguishment of debt	(52)	1,743	(52)	421
Non-operating other income, net:
Climate Control	1	-	-	-
Chemical	5	6	3	3
Corporate and other business operations	32	28	(3)	8
Provisions for income taxes	(5,891)	(12,800)	(4,979)	(5,451)
Equity in earnings of affiliate-Climate Control	528	488	267	248
Income from continuing operations	$7,770	$20,488	$6,047	$8,743

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
During the six and three months ended June 30, 2010, we recognized losses totaling $315,000 and $465,000, respectively, on our futures contracts for copper compared to gains totaling $789,000 and $326,000 during the six and three months ended June 30, 2009, respectively.  The impact of these losses decreased (gains increased) gross profit and operating income for each respective period.

(3)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $761,000 higher than our comparable product sales made at lower market prices available during the six months ended June 30, 2010, (not applicable for the second quarter of 2010) compared to sales with a gross profit of $3,558,000 and $1,058,000 higher than our comparable product sales made at lower market prices available during the six and three months ended June 30, 2009, respectively. In addition, during the six months ended June 30, 2010, we recognized gains on sales and

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Segment Information (continued)

recoveries of precious metals totaling $112,000 (not applicable for the second quarter of 2010) compared to gains totaling $2,222,000 and $9,000 during the six and three months ended June 30, 2009, respectively. The impact of these transactions increased gross profit and operating income for each respective period. During the six and three months ended June 30, 2010, we incurred expenses of $2,696,000 and $1,264,000, respectively, relating to planned major maintenance activities compared to expenses totaling $604,000 and $484,000 during the six and three months ended June 30, 2009, respectively. During the six and three months ended June 30, 2010, we recognized losses totaling $589,000 and gains totaling $249,000, respectively, on our futures/forward contracts for natural gas and ammonia compared to losses totaling $1,937,000 and $318,000 during the six and three months ended June 30, 2009, respectively. The impact of these expenses and losses decreased (gains increased) gross profit and operating income for each respective period.

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

(5)
During the first six months of 2010, we began limited production and sales of anhydrous ammonia and urea ammonium nitrate (“UAN”) at our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”).  However the production was at rates lower than our targeted production rates. As a result, we incurred operating losses of $8,030,000 and $1,993,000 for the six and three months ended June 30, 2010, respectively. During the six and three months ended June 30, 2009, we incurred start up expenses of $5,213,000 and $3,217,000, respectively, relating to the Pryor Facility. Excluding the impact of gross profit recognized during the first half of 2010, these expenses are primarily included in SG&A for each respective period. Also see Note 16 – Business Interruption and Property Insurance Claims concerning a fire within the Pryor Facility.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 17: Segment Information (continued)

Six Months Ended June 30,	Three Months Ended June 30,
2010	2009	2010	2009
(In Thousands)
Gross profit-Other	$1,423	$1,700	$714	$548
Selling, general and administrative:
Personnel costs	(4,267)	(4,326)	(2,520)	(2,601)
Professional fees	(1,925)	(1,818)	(755)	(834)
Office overhead	(323)	(345)	(160)	(157)
Maintenance and repairs	(38)	(174)	(26)	(152)
Property, franchise and other taxes	(170)	(160)	(84)	(77)
Advertising	(121)	(132)	(55)	(62)
All other	(999)	(733)	(508)	(370)
Total selling, general and administrative	(7,843)	(7,688)	(4,108)	(4,253)

Other income	70	133	30	23
Other expense	(7)	(222)	3	(199)
Total general corporate expenses and other business operations, net	$(6,357)	$(6,077)	$(3,361)	$(3,881)

Information about our total assets by industry segment is as follows:

June 30, 2010	December 31, 2009
(In Thousands)
Climate Control	$109,606	$102,029
Chemical	151,624	143,800
Corporate assets and other	83,330	92,804
Total assets	$344,560	$338,633

Note 18: Related Party Transactions

Golsen Group

During November 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result in January 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2008. In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the six months ended June 30, 2009, we incurred interest expense of $137,500 relating to the debentures held by the Golsen Group, which amount was paid in June 2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Related Party Transactions (continued)

In January 2010, we paid interest of $137,500 relating to the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the six months ended June 30, 2010, we incurred interest expense of $137,500 relating to the debentures held by the Golsen Group, which amount was paid in June 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2010 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company operating through our subsidiaries. Our wholly-owned subsidiaries own the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first six months of 2010, approximately 38% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. In addition, we are continuing with the development of our previously idled Pryor Facility located in Pryor, Oklahoma. Our products include industrial and fertilizer grade AN, UAN, anhydrous ammonia, sulfuric acids, nitric acids in various concentrations, nitrogen solutions and various other products. For the first six months of 2010, approximately 61% of our consolidated net sales relates to the Chemical Business.

The Pryor Facility began limited production of anhydrous ammonia and UAN in the first quarter of 2010 until a pipe failure and fire in June damaged the ammonia plant’s primary reformer within the Pryor Facility.  As a result, all production at the Pryor Facility has ceased until repairs can be completed, which is expected toward the end of September 2010.

Economic Conditions

Our two main business segments serve several diverse markets. We consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - The downturn in commercial and residential construction continued to have a significant adverse effect on our Climate Control Business’ product order level and sales in the first half of 2010.  Based upon published reports of leading indicators, including the Construction Market Forecasting Service published by McGraw-Hill, and the national architecture billings index published by American  Institute of Architects (“AIA”), the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction during 2010.  Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business – Our Chemical Business’ primary markets are industrial, mining and agricultural. We believe that the sales in all three sectors for the remainder of 2010 will continue to be affected by the overall economic conditions. During the first half of 2010, approximately 58% of our Chemical Business’ sales were into industrial and mining markets. Approximately 72% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. It is unclear to us how these markets will respond for the remainder of 2010, but we anticipate modest increased demand from certain of our large industrial customers and from our mining customers.

The remaining 42% of our Chemical Business’ sales in the first half of 2010 were made into the agricultural fertilizer markets to customers that do not purchase pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. During the first half of 2010, anhydrous ammonia increased in cost while natural gas costs declined, resulting in a competitive cost disadvantage for agricultural grade AN produced from purchased ammonia at our El Dorado Facility compared to competitors that produce from natural gas. Our Cherokee Facility produces approximately 170,000 tons of anhydrous ammonia annually from natural gas. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could be adversely affected by lower grain production, unanticipated changes in commodity prices, or unfavorable weather conditions.

Results for Second Quarter 2010

Our consolidated net sales for the second quarter of 2010 were $168.4 million compared to $138.6 million for the same period in 2009. The sales increase of $29.8 million includes an increase of $36.5 million in our Chemical Business partially offset by a decrease of $7.2 million in our Climate Control Business. The increase in our Chemical Business’ sales was primarily a result of improved customer demand for agricultural and industrial products and an increase of selling prices partially driven by higher raw material input costs. The decrease in our Climate Control Business’ sales is due primarily to a lower beginning backlog of customer product orders due to the economic downturn.

Our consolidated operating income was $12.8 million for the second quarter of 2010 compared to $14.5 million for the same period in 2009. The decrease in operating income of $1.7 million included a $5.2 million decrease in our Climate Control Business operating income partially offset by an increase of $3.0 million in our Chemical Business.  Our general corporate expense and other business operations net expenses decreased $0.5 million.

As discussed below under “Results of Operations”, the disproportionately higher decline in our Climate Control’s operating income of 43% compared to the 11% decline in sales was primarily attributable to increases in raw material costs as a percentage of sales, lower overhead absorption at our manufacturing facilities, and changes in our commercial product mix.

Our resulting effective income tax rate for the second quarter of 2010 was approximately 45.3% compared to 38.4% for the second quarter of 2009. During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 in the second quarter of 2010.

Climate Control Business

Our Climate Control sales for the second quarter of 2010 were $59.8 million or 11% below the second quarter of 2009. The decrease in net sales resulted from a 29% decline in sales of our fan coil products, a 6% decline in our geothermal and water source heat pump products and a 9% decline in other HVAC products.

We continue to closely follow economic indicators and have attempted to assess the impact on the commercial and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Multi-Family Residential (apartments and condominiums)
•	Single-Family Residential
•	Lodging
•	Education
•	Healthcare
•	Offices
•	Manufacturing

During the second quarter of 2010, approximately 75% of our Climate Control Business’ sales were to the commercial and multi-family construction markets, and the remaining 25% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For the second quarter of 2010, the product order intake level was $71.7 million as compared to $54.7 million for the same period in 2009 and compared to $54.2 million for the first quarter of 2010 and $48.5 million for the fourth quarter of 2009. Product orders for residential and commercial products increased 48% and 26%, respectively, as compared to the same period in 2009. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.

Our order backlog was $48.2 million at June 30, 2010 as compared to $36.0 million at March 31, 2010, $32.2 million at December 31, 2009 and $49.5 at June 30, 2009. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months. During the second quarter of 2010, one order for $3.2 million was cancelled by a customer due to their inability to refinance their project and the reported order backlog as of June 30, 2010 was reduced accordingly. For July 2010, our new orders received were approximately $19.5 million and our backlog was approximately $48.2  million at July 31, 2010.

Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional all-electric and gas HVAC systems. The American Recovery and Reinvestment Act of 2009 (“Act”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit and five year accelerated depreciation for the balance of the system cost.

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

Chemical Business

Our Chemical Business operates the El Dorado Facility, the Cherokee Facility, the Baytown Facility and the Pryor Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia that is delivered by pipeline. The El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas that is delivered by pipeline but can also receive supplemental anhydrous ammonia by truck, rail or barge.

During the second quarter of 2010, the Pryor Facility intermittently produced anhydrous ammonia and UAN on a limited basis at production rates lower than our targeted rates. The UAN produced was sold to a customer and the anhydrous ammonia produced was either sold to customers or utilized by our other Chemical facilities.

Operating expenses at the Pryor Facility for the second quarter were $6.2 million. The operating expenses during this period of $3.0 million identifiable with production were included in cost of sales or capitalized to inventory and the remaining $3.2 million of expenses were included in SG&A, which is below the gross profit line.

Due to a pipe failure and fire in June 2010 that damaged the ammonia plant’s primary reformer within the facility, the Pryor Facility is unable to produce anhydrous ammonia or UAN.  Based upon our current assessment, we anticipate, due to lead times for replacement parts, the repairs will be completed toward the end of September 2010.  As discussed below under “Liquidity and Capital Resources-Recognition of Insurance Recoveries,” we have notified our insurer of this event.

As indicated above, all production at the Pryor Facility has ceased for an estimated 90 days while repairs are being completed. During this rebuild and repair phase in the third quarter of 2010, all operating expenses and losses will primarily be classified as SG&A. We continue to fund the Pryor Facility from our available cash on hand and working capital.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. During second quarter of 2010, the average prices for those commodities compared to same period in 2009 were as follows:

2010	2009
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.46	$3.91
Ammonia average price based upon low Tampa metric price per ton	$390	$261
Sulfur price based upon Tampa average quarterly price per long ton	$145	See (1)

(1)	The average quarterly price was negligible for the second quarter of 2009.

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for the second quarter of 2010 compared to the second quarter of 2009 is as follows:

Percentage Change of
Tons	Dollars
Increase
Chemical products:
Agricultural	45%	48%
Industrial acids and other	44%	53%
Mining	33%	61%
Total weighted-average change	45%	52%

The increase in agricultural sales both in tons and dollars represent higher unit prices and a shift in volume from the first quarter 2010 to the second quarter 2010 due to a late start of the spring fertilizer season in 2010.

The disproportionately higher increase in industrial and mining sales dollars compared to the increase in tons shipped is primarily due to higher ammonia feedstock cost in 2010 that was passed through in the selling price pursuant to pricing arrangements with certain customers.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

June 30, 2010	December 31, 2009
(In Millions)

Cash and cash equivalents	$65.3	$61.7
Short-term investments	-	10.1
	$65.3	$71.8

Long-term debt:
2007 Debentures due 2012	$26.9	$29.4
Secured Term Loan due 2012	49.2	50.0
Other	25.8	22.4
Total long-term debt, including current portion	$101.9	$101.8

Total stockholders’ equity	$156.5	$150.6

At June 30, 2010, our cash and cash equivalents totaled $65.3 million and our $50 million Working Capital Revolver Loan was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit. At June 30, 2010 and December 31, 2009, the ratio between long-term debt, before the use of cash on hand to pay down debt, and stockholders’ equity was approximately 0.7 to 1.

For the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Also see discussion below concerning our universal shelf registration statement. Our internally generated cash flows and our liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

Our 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2010 was approximately 3.34%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

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

The Working Capital Revolver Loan, which certain of our subsidiaries are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, these subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30, 2010, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

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

Although we do not have any current plans to offer or sell any securities, in September 2009, we filed a universal shelf registration statement on Form S-3, with the SEC, which was declared effective by the SEC in November 2009. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We are recognizing and paying federal income taxes at regular corporate tax rates. The federal tax returns for 1997 through 2005 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2006-2008 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

Capital Expenditures

Capital Expenditures-First Six Months of 2010

Cash used for capital expenditures during the first six months of 2010 was $10.9 million, including $1.1 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $9.7 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities, including $3.0 million associated with the Pryor Facility and approximately $0.2 million to maintain compliance with environmental laws, regulations and guidelines. These capital expenditures were primarily funded from working capital. In addition, one of our subsidiaries exercised its option, pursuant to the terms of the underlying operating lease, to purchase its production facility for approximately $4.9 million, which was financed by a third party.

Committed and Planned Capital Expenditures-Remainder of 2010

At June 30, 2010, we had committed capital expenditures of approximately $8.4 million for the remainder of 2010, excluding costs to rebuild the ammonia reformer at our Pryor Facility as discussed below. The committed expenditures included $7.8 million for process and reliability improvements in our Chemical Business, including $1.5 million relating to the Pryor Facility and approximately $0.2 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $0.6 million primarily for upgrades and production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures at June 30, 2010, we had additional planned capital expenditures for the remainder of 2010 in our Chemical Business of approximately $16.2 million (including $12.8 million relating to the Pryor Facility discussed below) and in our Climate Control Business of approximately $4.9 million.

Due to the damages incurred as the result of the pipe failure and fire in June within the ammonia reformer of the Pryor Facility as discussed above under “Overview”, we have planned capital expenditures of $8.0 million to replace the damaged equipment.   These expenditures will primarily be funded from proceeds received from our insurance carrier. Additionally at the Pryor Facility, we have $4.8 million of planned capital expenditures for process and reliability improvements.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Chemical Business’ expenditures other than the rebuild of the Pryor ammonia reformer will likely be funded from internal cash flows and the Climate Control’s expenditures will likely be financed. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed and planned capital expenditures for the remainder of 2010.

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

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities, requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed by the EPA. Therefore no liability has been established at June 30, 2010, in connection with this matter.

Tentative Collective Bargaining Agreement

EDC and the negotiating committee completed negotiations and reached a tentative agreement on all terms of a three-year collective bargaining agreement at the El Dorado Facility to commence August 1, 2010 and run through July 31, 2013.  The negotiated agreement was ratified by the bargaining unit members on July 22, 2010 and executed by the local union and the Company thereafter.  The United Steelworkers of America International Union (“International”) is a party to the agreement and International must approve the negotiated terms and execute the final agreement.  According to International’s chief spokesperson, approval from International is anticipated.  In the meantime, all negotiated terms were implemented on August 1, 2010.

Recognition of Insurance Recoveries

Cherokee Facility - As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeds our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but we recorded a property insurance claim receivable relating to this event. During the first six months of 2010, our insurance claim receivable decreased by a net $849,000. The activity during the six months of 2010 included the receipt of approximately $1,021,000, from our insurance carrier as a partial payment on our insurance claim, all of which relates to property, plant and equipment (“PP&E”).  In addition, the activity included payments of $172,000 relating to payables (approved by our insurance carrier) to unrelated third parties. As a result, the balance of the insurance claim receivable relating to this event was $326,000 at June 30, 2010. We used approximately $849,000 of the insurance proceeds to pay down the Secured Term Loan.

Bryan Distribution Center - As previously reported, in July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, which is located in Bryan, Texas (“Bryan Center”). Our general liability insurance policy provides for coverage with a $250,000 loss deductible. Our property insurance policy provides for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of June 30, 2010, the third party general liability claims have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been paying directly most of the third party general liability claims. Because our replacement cost claim for property damages exceeds our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. A recovery, if any, from our business interruption coverage has not been recognized. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first six months of 2010, our insurance claim receivable decreased by a net $31,000. The activity during the six months of 2010 included the receipt of additional partial payments totaling $1,039,000 ($649,000 relates to PP&E) from our insurance carrier, of which $300,000 was applied against our insurance claim receivable and the remaining balance of $739,000 ($495,000 relates to PP&E) was classified as other income.  In addition, the activity included payments of $148,000 relating to payables (approved by our insurance carrier) to unrelated third parties and payments of $121,000 to our insurance carrier associated with the general liability deductible. As a result, the balance of the insurance claim receivable relating to this event was $4,000 at June 30, 2010.

Pryor Facility – In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries.  As a result of this damage, the Pryor Facility is unable to produce anhydrous ammonia or UAN. Based on our current assessment, the estimated costs to rebuild the ammonia reformer are approximately $8.0 million and should be completed toward the end of September 2010.  As of June 30, 2010, because our replacement cost claim for property damages is estimated to exceed our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. Our property insurance policy provides for replacement cost coverage relating to property damage with a total $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period and a minimum $250,000 deductible. At June 30, 2010, the balance of the insurance claim receivable relating to this event was $447,000.

Estimated Plant Turnaround Costs- Remainder of 2010

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2010, we currently estimate that we will incur approximately $2.5 million to $3.5 million of Turnaround costs, which we plan to fund from our available working capital. However, it is possible that the actual costs could be significantly different than our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $1.4 million in the first six months of 2010 in connection with environmental regulatory issues. For the remainder of 2010, we expect to incur expenses ranging from $1.5 million to $2.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Potential Increase of Imported UAN

A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production began in the Caribbean during 2010, and we believe that some of this additional UAN production could be marketed in the United States. Generally, foreign production of UAN is produced at a lower cost of production than UAN produced in the United States. During 2009 and the first six months of 2010, revenues from the sale of UAN by our Chemical Business were approximately $28 million and $20 million, respectively. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN beginning in 2010 could have an adverse impact on our revenues and profits from the sale of UAN and fertilizer products.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase our 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $2,500,000 aggregate principal face during the first half of 2010, using $2,494,000 of our working capital to purchase this portion of the 2007 Debentures. As a result, $26,900,000 remains outstanding at June 30, 2010.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. During the first six months of 2010, we repurchased 177,100 shares of our common stock at a weighted-average price of $13.67 per share using funds from our working capital.

If we should repurchase an additional portion of our 2007 Debentures or stock, we currently intend to fund any repurchases from our available working capital; however, our plan could change.

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

During first quarter of 2010, dividends totaling $305,000 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D Preferred at the rate of $.06 a share, which dividend is cumulative;
•	Series B Preferred at the rate of $12.00 a share, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share, which is noncumulative.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group in March 2010.

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

Subordinated Debentures and Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. Only $26.9 million remains outstanding at June 30, 2010, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30, 2010, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at June 30, 2010, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2010.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at June 30, 2010 was approximately 3.34%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first six months of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan.  As a result, approximately $49.2 million remain outstanding at June 30, 2010. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $61 million at June 30, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At June 30, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $67 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2010. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

During the six months ended June 30, 2010, we incurred interest expense of $137,500 relating to the debentures held by the Golsen Group, which amount was paid in June 2010.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2009.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

Results of Operations

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$78,961	$95,069	$(16,108)	(16.9	) %
Hydronic fan coils	16,205	26,157	(9,952)	(38.0	) %
Other HVAC products	18,333	17,804	529	3.0%
Total Climate Control	$113,499	$139,030	$(25,531)	(18.4	) %

Gross profit – Climate Control	$37,231	$47,426	$(10,195)	(21.5	) %

Gross profit percentage – Climate Control (1)	32.8%	34.1%	(1.3)%

Operating income – Climate Control	$12,520	$21,204	$(8,684)	(41.0	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 22% decline in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve and a 5% decline in sales of our residential products. Shipments of residential products during the first half of 2009 were particularly strong due to a larger backlog of customer orders carried forward from 2008. During the first half of 2010, we continued to maintain a market share leadership position of approximately 38%, based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased primarily due to a 25% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a 20% decrease in the average unit sales price due to change in product mix. During the first half of 2010, we continue to have a market share leadership position of approximately 28% based on market data supplied by the AHRI;

•
Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers and modular chillers partially offset by a decrease in engineering and construction services.

Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above and to a lesser extent higher raw material costs. The gross profit as a percentage of sales decreased primarily as a result of higher material costs, lower absorption of fixed costs and changes in our commercial product mix.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in warranty, freight and commission expenses due primarily to the decrease in sales volume ($1.5 million, $1.1 million and $1.0 million, respectively) partially offset by an increase in advertising expenses ($1.5 million) as a result of a marketing program launched by one of our subsidiaries, product liability and damage claims ($0.4 million) primarily relating to two geothermal and water source heat pump projects and one fan coil project.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$75,496	$67,171	$8,325	12.4%
Industrial acids and other chemical products	63,834	46,697	17,137	36.7%
Mining products	41,920	30,503	11,417	37.4%
Total Chemical	$181,250	$144,371	$36,879	25.5%

Gross profit – Chemical	$24,760	$29,429	$(4,669)	(15.9	) %

Gross profit percentage – Chemical (1)	13.7%	20.4%	(6.7)%

Operating income – Chemical	$11,063	$18,835	$(7,772)	(41.3	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. Although not fully operational, the Pryor Facility produces agricultural and industrial products.  For the first half of 2010, overall sales prices for the Chemical Business increased 2% and the volume of tons sold increased 27%, compared with the same period in 2009, generally as a result of the following;

•
Sales prices for products produced at the El Dorado Facility increased 10 % related, in part, to the higher cost of anhydrous ammonia, part of which is passed through to certain of our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Pricing for agricultural grade AN was 9% higher than the prior year period. However, fertilizer grade AN volume of tons shipped at the El Dorado Facility decreased 15,000 tons primarily due to unfavorable weather conditions in the first quarter of 2010. Industrial acid volumes increased 17,000 tons due to improved economic conditions and spot sales opportunities.  Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase, and our El Dorado Facility has agreed to reserve certain minimum volumes of industrial grade AN during the year.  Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement. Overall volume of all products sold from the El Dorado Facility increased 7,000 tons, or 2%.

•
Sales prices at the Cherokee Facility increased 5% compared to the prior year period.  Volumes also increased 18% primarily related to higher UAN fertilizer demand.  In the first half of 2009, UAN fertilizer sales were affected by high inventory levels in the distribution chain left over from 2008, as well as poor weather conditions.  While weather conditions were not optimal in 2010, volumes were not impacted by the supply chain as noted above for the prior year.

•
Sales prices decreased approximately 9% for products produced at the Baytown Facility due to decreased fixed expenses under the new agreement compared to the prior agreement. These expenses are a pass-through component to Bayer.  Overall volumes increased 70% as the result of improved demand from the Baytown site’s customers.  The decreased sales prices and increased volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

•
During the first half of 2010, our Pryor Facility recognized net sales of $6.0 million for sales of 14,000 tons of anhydrous ammonia and 16,000 tons of UAN. In addition, the Pryor Facility provided 14,000 tons of anhydrous ammonia to our El Dorado and Cherokee Facilities.

Gross Profit - Chemical

The decrease in gross profit of $4.7 million on higher sales resulted in a decrease in the gross profit as a percent of sales for the six months 2010 as compared to the first half of 2009.  Gross profit on UAN fertilizer sales were $2.5 million higher primarily due to increased volume. Gross profit on industrial acids and other products were $3.0 million higher due in part to our industrial grade AN sold per the terms noted above and due to reduced unit costs related to plant efficiencies. Gross profit on fertilizer grade AN were $4.7 million lower due to higher raw material input costs and lower volume as discussed above.  Gross profit on our chemical products sold in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher were $0.8 million in the first half of 2010 compared to $3.6 million in the same period a year ago.  We also recognized a $2.2 million gain on recoveries of precious metals in the first half of 2009. We incurred expenses for plant Turnarounds of $2.7 million for the first half of 2010 compared to $0.6 million in the first half of 2009 due to the timing of our Turnarounds. Losses on natural gas and ammonia hedging contracts (both realized and unrealized) were $0.6 million and $1.9 million for the first six months of 2010 and 2009, respectively. Primarily as a result of these items, our overall gross profit as a percentage of sales decreased 7% for the first six months of 2010 compared to the same period of 2009.

Operating Income - Chemical

In addition to the decrease in gross profit of $4.7 million discussed above, our Chemical Business’ operating income includes operating losses associated with the Pryor Facility of approximately $8.0 million for the first half of 2010 compared to $5.2 million for the first half of 2009. This decrease was partially offset by a gain of $0.7 million from insurance recoveries received as discussed above under “Liquidity and Capital Resources – Recognition of Insurance Recoveries”.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for the six months ended June  30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$4,053	$5,359	$(1,306)	(24.4)%

Gross profit – Other	$1,423	$1,700	$(277)	(16.3)%

Gross profit percentage – Other (1)	35.1%	31.7%	3.4%

General corporate expense and other business operations, net	$(6,357)	$(6,077)	$(280)	4.6%

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to the sale of two large industrial machines during the first six months of 2009 partially offset by an improvement in demand for industrial machinery during the second quarter of 2010.

Gross Profit - Other

The decrease in gross profit classified as “Other” is due primarily to the decrease in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net, increased by $0.3 million primarily as the result of the decrease in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $4.1 million for the first six months of 2010 compared to $2.9 million for the same period in 2009, an increase of approximately $1.2 million. This increase primarily relates to losses (realized and unrealized) of $1.1 million recognized in the first half of 2010 associated with our interest rate contracts compared to net gains (realized and unrealized) of $0.2 million for the same period in 2009.

Loss and Gain on Extinguishment of Debt

During the first six months of 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000 and recognized a loss on extinguishment of debt of approximately $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. During the first six months of 2009, we acquired $9,200,000 aggregate principal amount of the 2007 Debentures for approximately $7,134,000 and recognized a gain on extinguishment of debt of $1,743,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Provision For Income Taxes

The provision for income taxes for the first half of 2010 was $5.9 million compared to $12.8 million for the first half of 2009. The resulting effective tax rate for the first six months of 2010 was 43.3% compared to 38.5% for the same period in 2009. As discussed above under “Overview – Results for Second Quarter 2010”, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes.  As a result, we recorded an additional income tax provision of approximately $800,000 for the six months ended June 30, 2010.

Three months ended June 30, 2010 compared to Three months ended June 30, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$42,003	$44,587	$(2,584)	(5.8	) %
Hydronic fan coils	8,931	12,591	(3,660)	(29.1	) %
Other HVAC products	8,894	9,804	(910)	(9.3	) %
Total Climate Control	$59,828	$66,982	$(7,154)	(10.7	) %

Gross profit – Climate Control	$18,832	$24,998	$(6,166)	(24.7	) %

Gross profit percentage – Climate Control (1)	31.5%	37.3%	(5.8)%

Operating income – Climate Control	$6,993	$12,226	$(5,233)	(42.8	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 15% decline in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve partially offset by a 7% increase in sales of our residential products;

•
Net sales of our hydronic fan coils decreased primarily due to a 21% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and an 11% decrease in the average unit sales price primarily due to change in product mix;

•	Net sales of our other HVAC products decreased primarily as the result of a decrease in engineering and construction services.

      Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above and higher raw material costs. The disproportionately higher decline in gross profit of 25% compared to the 11% decline in sales is due primarily to increased raw material costs, lower overhead absorption at our manufacturing facilities and changes in commercial product mix resulting in a reduction in our gross profit as a percentage of sales.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in warranty, freight and commission expenses due primarily to the decrease in sales volume ($0.6 million, $0.3 million and $0.3 million, respectively) and personnel costs ($0.5 million) due, in part, to lower employee health insurance claims partially offset by an increase in advertising expenses ($0.8 million) as a result of a marketing program launched by one of our subsidiaries.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$50,960	$34,333	$16,627	48.4%
Industrial acids and other chemical products	32,773	21,466	11,307	52.7%
Mining products	22,645	14,094	8,551	60.7%
Total Chemical	$106,378	$69,893	$36,485	52.2%

Gross profit – Chemical	$15,602	$12,281	$3,321	27.0%

Gross profit percentage – Chemical (1)	14.7%	17.6%	(2.9)%

Operating income – Chemical	$9,178	$6,197	$2,981	48.1%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. Although not fully operational, the Pryor Facility produces agricultural and industrial products. For the second quarter of 2010, overall sales prices for the Chemical Business increased 10% and the volume of tons sold increased 45%, compared with the same period in 2009, generally as a result of the following;

•
Sales prices for products produced at the El Dorado Facility increased 12% related, in part, to the higher cost of anhydrous ammonia, part of which is passed through to certain of our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Pricing for agricultural grade AN was also higher than the prior year quarter. Fertilizer grade AN volume of tons shipped at the El Dorado Facility increased 16,000 tons primarily due to favorable weather conditions.  Industrial grade AN volumes were also up 18,000 tons primarily due to increased demand for coal and other mining services.  Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase, and our El Dorado Facility has agreed to reserve, certain minimum volumes of industrial grade AN during the year.  Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement. Industrial acid volumes increased 10,000 tons due to improved economic conditions and spot sales opportunities. Overall volume of all products sold from the El Dorado Facility increased 43,000 tons, or 25% over the prior year second quarter.

•
Sales prices at the Cherokee Facility increased 14% over the prior year quarter.  Volumes for all Cherokee Facility products increased 24% primarily related to higher UAN fertilizer demand.  In the second quarter 2009, UAN fertilizer sales were affected by high inventory levels in the distribution chain left over from 2008, as well as poor weather conditions.  Volumes in the second quarter 2010 were also somewhat impacted by less than favorable weather conditions.

•
Sales prices for products produced at the Baytown Facility were approximately the same as the prior year quarter.  Overall volumes increased 64% as the result of improved demand from the Baytown site’s customers.  The increased volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

•
During the second quarter of 2010, our Pryor Facility recognized net sales of $5.7 million for sales of 12,000 tons of anhydrous ammonia and 14,000 tons of UAN. In addition, the Pryor Facility provided 11,000 tons of anhydrous ammonia to our El Dorado and Cherokee Facilities.

Gross Profit - Chemical

Gross profit of $15.6 million for the second quarter of 2010 was $3.3 million higher than in the same quarter of 2009 due to higher sales volumes in all product lines.  The gross profit as a percent of sales was 14.7% compared to 17.6% in 2009 second quarter. The 2.9% reduction in the gross profit percent was primarily due to decreased margins on fertilizer grade AN due to higher anhydrous ammonia feedstock costs and the effect of higher margins in the second quarter of 2009 on firm sales commitments made in 2008. Partially offsetting the lower margins on our fertilizer grade AN were higher margins on our UAN fertilizer sales and improved plant efficiencies resulting from higher sales volumes in all product lines.Gross profit on UAN fertilizers sales were $1.9 million higher in the second quarter of 2010 than in the same period last year due primarily to increased volumes. Gross profit on industrial acids and other products were $2.1 million higher in the second quarter of 2010 than in the same period a year ago due, in part, to our industrial grade AN sold per the terms noted above, and due to reduced unit costs related to plant efficiencies. Offsetting the above increases were $2.7 million in decreased gross profit on fertilizer grade AN due to higher raw material input costs, and the lower volumes as discussed above. Gross profit on our chemical products sold at prices in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher were $1.1 million in the second quarter of 2009.

Operating Income - Chemical

Operating income for the second quarter of 2010 increased by $3.0 million primarily from the increase in gross profit as discussed above. The Pryor Facility expenses and losses were approximately $3.2 million in each of the three months ended June 30, 2010 and 2009.

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

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$2,186	$1,688	$498	29.5%

Gross profit – Other	$714	$548	$166	30.3%

Gross profit percentage – Other (1)	32.7%	32.5%	0.2%

General corporate expense and other business operations, net	$(3,361)	$(3,881)	$520	(13.4)%

(1) As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to an overall improvement in demand for industrial machinery.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net, decreased by $0.5 million including the impact from the increase in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $2.0 million for the second quarter of 2010 compared to $1.0 million for the same period in 2009, an increase of $1.0 million. This increase primarily relates to losses (realized and unrealized) of $0.5 million recognized in the second quarter of 2010 associated with our interest rate contracts compared to net gains (realized and unrealized) of $0.4 million for the same period in 2009.

Loss and Gain on Extinguishment of Debt

During the second quarter of 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000 and recognized a loss on extinguishment of debt of approximately $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. During the second quarter of 2009, we acquired $3,500,000 aggregate principal amount of the 2007 Debentures for approximately $2,960,000 and recognized a gain on extinguishment of debt of $421,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Provision For Income Taxes

The provision for income taxes for the second quarter of 2010 was $5.0 million compared to $5.5 million for the second quarter of 2009. The resulting effective tax rate for the second quarter of 2010 was 45.3% compared to 38.4% for the same period in 2009. As discussed above under “Overview – Results for Second Quarter 2010”, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes.  As a result, we recorded an additional income tax provision of approximately $800,000 for the three months ended June 30, 2010.

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

For the first six months of 2010, net cash provided by continuing operating activities was $12.5 million, including net income plus depreciation and amortization and other adjustments and net cash used by the following significant changes in assets and liabilities.

Accounts receivable increased $16.6 million including:

•	an increase of $12.9 million relating to the Chemical Business as the result of the spring fertilizer seasonality and increased demand at our Baytown Facility and
•	an increase of $3.8 million relating to the Climate Control Business due primarily to higher in sales in June 2010 compared to December 2009.

Inventories decreased $4.1 million primarily relating to a net decrease of $3.8 million relating to the Chemical Business primarily relating to increased sales volumes at the El Dorado Facility partially offset by the increased production of inventory at our Pryor Facility.

The change in prepaid and accrued income taxes of $2.4 million primarily relates to the recognition of income taxes for the first half of 2010 (including $0.8 million as discussed above under “Overview – Results for Second Quarter 2010”) partially offset by payments made to the taxing authorities.

Other supplies and prepaid items decreased $1.8 million including:

•	a decrease of $2.1 million of prepaid insurance as the result of recognizing the related insurance expense for the first half of 2010 and
•	a decrease of $1.7 million relating to lower costs and volume on hand of precious metals used in the manufacturing process of our Chemical Business, partially offset by
•	an increase of $1.1 million of supplies relating to the Chemical Business due primarily to an increase in the volume on hand as the result of increased production at our Pryor Facility.

Accounts payable increased $2.7 million including:

•
an increase of $3.8 million in the Chemical Business primarily as the result of increased production at our El Dorado and Baytown Facilities which resulted in increased raw material purchases at increased costs, partially offset by

•	a decrease of $1.0 million in the Climate Control Business due primarily to a reduction in raw material purchases.

Accrued payroll and benefits decreased $1.1 million including a decrease of $1.0 million in the Climate Control Business primarily due to the payment of bonuses accrued at December 31, 2009.

Cash Flow from Continuing Investing Activities

Net cash provided by continuing investing activities for the first six months of 2010 was $0.3 million that consisted primarily of net cash provided by short-term investments (net of purchases) of $10.1 million and proceeds from property insurances recoveries associated with property, plant and equipment of $1.7 million partially offset by $10.9 million for capital expenditures of which $1.1 million and $9.7 million are for the benefit of our Climate Control and Chemical Businesses, respectively. The cash used for capital expenditures by our Chemical Business includes $3.0 million relating to the Pryor Facility.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $9.1 million that primarily consisted of payments on long-term debt and short-term financing totaling $4.4 million, the acquisition of a portion of the 2007 Debentures for $2.5 million and purchases of treasury stock of $2.4 million.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by our subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2010, we have agreed to indemnify the sureties for payments, up to $10.8 million, made by them in respect of such bonds.  Approximately $7.7 million of these insurances bonds expire in 2010 while the remaining $3.1 million expire in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following:

Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”) which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). At June 30, 2010, our investment was $4,126,000. For the first six months of 2010, distributions received from this Partnership were $240,000 and our equity in earnings was approximately $528,000. As of June 30, 2010, the Partnership and general partner to the Partnership is indebted to a term lender (“Lender”) of the Project for approximately $1,280,000 with a term extending to December 2010 (“Loan”). CHI has pledged its limited partnership interest in the Partnership to the Lender as part of the Lender’s collateral securing all obligations under the Loan. This guarantee and pledge is limited to CHI’s limited partnership interest and does not expose CHI or the Company to liability in excess of CHI’s limited partnership interest. In accordance with GAAP, no liability is required to be established for this pledge since it was entered into prior to January 1, 2003. CHI has no recourse provisions or available collateral that would enable CHI to recover its partnership interest should the Lender be required to perform under this pledge.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our Form 10-K for the year ended December 31, 2009 and in our Form 10-Q for the quarterly period ended March 31, 2010, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended June 30, 2010:

•	our contractual obligations relating to futures/forward contracts were $3.1 million as of June 30, 2010 and
•	our committed capital expenditures were approximately $8.4 million for the remainder of 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2010, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business purchases substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business purchases substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, as part of our raw material price risk management, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At June 30, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.24 per pound ($2.4 million) and a weighted-average market value of $2.97 per pound ($2.2 million). Also our futures/forward natural gas contracts were for 140,000 MMBtu of natural gas through September 2010 at a weighted-average cost of $4.95 per MMBtu ($0.7 million) and a weighted-average market value of $4.63 per MMBtu ($0.6 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts. At June 30, 2010, we had no commitments under such contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2010, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At June 30, 2010, the fair value of these contracts (unrealized loss) was $2.3 million.

As of June 30, 2010 and December 31, 2009, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $24.1 million and $22.3 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	all production at the Pryor Facility has ceased until repairs can be completed, which is expected toward the end of September 2010;
•
another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives;

•	we anticipate modest increased demand from certain of our large industrial customers and from our mining customers for the remainder of 2010;
•	it is possible that the fertilizer outlook could be adversely affected by lower grain production, unanticipated changes in commodity prices, or unfavorable weather conditions;
•
we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms beyond twelve months;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional all-electric and gas HVAC systems;
•
we expect to see continued slowness in our Climate Control Business’ results in the short-term; we believe that the recently enacted federal tax credits for GHPs should have a positive impact on sales of those highly energy efficient and green products;

•	based upon current assessment, we anticipate, due to lead times for replacement parts, the repairs will be completed toward the end of September 2010;
•	for the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures;
•
we and our subsidiaries plan to rely upon internally generated cash flows, cash, secured property and equipment financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations;

•	based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2010;
•	based on our current assessment, the repairs should be completed toward the end of September 2010;
•	we plan to fund the committed expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements;
•
our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act;

•
if changes to the production equipment at our chemical facilities are required in order to bring this equipment into compliance with the Clean Air Act, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial;

•	we believe that certain facilities within our Chemical Business may be required to pay certain penalties;
•	the amount we will incur for capital expenditures, turnarounds and expenses associated with environmental regulatory compliance for the remainder of 2010;
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

•	we believe that some of this additional UAN production from the Caribbean could be marketed in the United States;
•	we do not currently anticipate paying cash dividends on our outstanding common stock in the near future;
•	meeting all required covenant tests for all the remaining quarters of 2010 and the year ending in 2010;
•
environmental and health laws and enforcement policies thereunder could result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products;

•	material costs for liabilities could be incurred by us in complying with Environmental Laws and the Healthcare Laws or in paying fines or penalties for violations of such laws;
•	we currently have no plans to discontinue the use of our Chemical Business facilities;
•
we plan to maintain or replace, as needed, certain facilities in our Chemical Business that contain asbestos insulation around piping or heating surfaces, with non-asbestos insulation through our standard repair and maintenance activities;

•	the El Dorado facility believes that if it were required to meet more restrictive dissolved minerals permit levels, it should be able to do so;
•	our internally-generated cash flows and our liquidity could be effected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions; and
•
most of the Chemical Business’s expenditures for the remainder of 2010 will likely be funded from internal cash flows and the Climate Control’s expenditures will likely be financed and most of the Pryor Facility's expenditures will primarily be funded from proceeds received from our insurance carrier.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended June 30, 2010, we issued the following unregistered equity securities:

In April 2010, we issued 20 shares of common stock upon the holder’s conversion of 0.5 shares of our Noncumulative Preferred.  Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration was paid for this issuance. We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2010, the Company and affiliated purchasers, as defined, purchased its equity securities as shown in the following table:

Period	(a) Total number of shares of common stock acquired (1)	(b) Average price paid per share of common stock (1)	(c) Total number of shares of common stock purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares of common stock that may yet be purchased under the plans or programs
April 1, 2010 - April 30, 2010	-	$-

May 1, 2010 - May 31, 2010	-	$-

June 1, 2010 - June 30, 2010	177,100	$13.67	177,100
Total	177,100	$13.67	177,100	See (2)

(1)  During the second quarter of 2010, we purchased these shares of common stock at market prices from unrelated parties. These shares are being held as treasury stock.

(2)  As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time commencing March 12, 2008. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it.

During the three months ended June 30, 2010, the Company and affiliated purchasers, as defined, purchased its 2007 Debentures as shown in the following table:

Period	(a) Total number of units acquired (A)	(b) Average price paid per unit (A)	(c) Total number of units purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of units that may yet be purchased under the plans or programs
April 1, 2010 - April 30, 2010	-	$-

May 1, 2010 - May 31, 2010	2,000	$999.50	2,000

June 1, 2010 - June 30, 2010	500	$990.00	500
Total	2,500	$997.60	2,500	26,900

(A)  One unit represents a $1,000 principal amount of the debenture.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4.  (Reserved)

Item 5. Other Information

Corporate Governance Guidelines - The governance portion of our website includes our corporate governance guidelines as approved by our board of directors. Our website is located at www.lsb-okc.com, and the link to our corporate governance guidelines is www.lsb-okc.com/PDFs/LSB_Corporate_Governance_Guidelines.pdf. We will provide these guidelines without charge upon written request to David M. Shear, Senior Vice President and General Counsel, LSB Industries, Inc., 16 South Pennsylvania, Oklahoma City, Oklahoma 73107.

Tentative Collective Bargaining Agreement - EDC and the negotiating committee completed negotiations and reached a tentative agreement on all terms of a three-year collective bargaining agreement at the El Dorado Facility to commence August 1, 2010 and run through July 31, 2013.  The negotiated agreement was ratified by the bargaining unit members on July 22, 2010 and executed by the local union and the Company thereafter.  The United Steelworkers International Union (“International”) is a party to the agreement and International must approve the negotiated terms and execute the final agreement.  According to International’s chief spokesperson, approval from International is anticipated.  In the meantime, all negotiated terms were implemented on August 1, 2010.
Letter of Intent - During April 2010, we entered into a letter of intent in connection with the possible acquisition by us of an air conditioning and heating manufacturer (“Business to be Acquired”) located in China.  This transaction was subject to, among other things, completion of our due diligence, execution of definitive agreements, finalization of certain agreements between the Business to be Acquired and another company for the purchase of certain products on terms satisfactory to us and completion of an employment agreement with the current owner.  We further reserved the right to modify the terms of the letter of intent based upon the results of our due diligence.  During the second quarter we conducted extensive due diligence. As a result of that process, we have been unable to reach an agreement with the owner of the Business to be Acquired. Therefore, we have decided not to proceed with the transaction at this time and have terminated the letter of intent.

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1a
Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.1b
Exhibits and Schedules to the Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc.

4.2a
Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.2b
Exhibits and Schedules to the Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent.

10.1a
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

10.1b
Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC.

10.2
Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC.  CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST.

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

21.1	Subsidiaries of the Company

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of August 2010.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer