Form 10-Q/A
period 2010-06-30
LSB INDUSTRIES INC
filed 2010-08-06
CIK 60714

LSB Industries, Inc.

Form 10-Q/A (6-30-2010)

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

Explanatory Note

The Quarterly Report on Form 10-Q for LSB Industries, Inc. for the quarterly period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 6, 2010 ("Form 10-Q"), is being amended by this Amendment No. 1 solely to reflect all the exhibits in this report.

In connection with filing of this Amendment No. 1 and pursuant to Rule 12b-15, certain certifications which we filed as exhibits 32.1 and 32.2 with the Form 10-Q were inadvertently not listed or described in the exhibit list under Item 6. Thus, we are filing this Amendment No. 1 to the Form 10-Q to adequately list and describe all exhibits, including exhibits 32.1 and 32.2 which are the certifications under Section 906 for our Principle Executive Officer and Principle Financial Officer.  The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1.   Except for the foregoing amended information, the Form 10-Q continues to describe conditions as of the date of the original filing of such Form 10-Q, and we have not updated the disclosures contained therein to reflect events that have occurred at a later date.

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

4.1b *
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

4.2b *
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

10.1b *
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

10.2 *
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

21.1 *	Subsidiaries of the Company

31.1	Certification of Jack E. Golsen, Principle Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Principle Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Principle Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Principle Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

*	Previously filed with Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of August 2010.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer