Form 10-Q
period 2010-09-30
LSB INDUSTRIES INC
filed 2010-11-04
CIK 60714

LSB Industries, Inc.

Form 10-Q (9-30-2010)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the Registrant's voting common stock, as of October 29, 2010 was 21,100,983 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2010 is unaudited)

September 30, 2010	December 31, 2009
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$51,437	$61,739
Restricted cash	197	30
Short-term investments	10,004	10,051
Accounts receivable, net	71,439	57,762
Inventories:
Finished goods	29,211	25,753
Work in process	3,289	2,466
Raw materials	20,566	22,794
Total inventories	53,066	51,013
Supplies, prepaid items and other:
Prepaid income taxes	1,396	1,642
Prepaid insurance	997	4,136
Precious metals	12,919	13,083
Supplies	6,575	4,886
Other	1,948	1,626
Total supplies, prepaid items and other	23,835	25,373
Deferred income taxes	5,605	5,527
Total current assets	215,583	211,495

Property, plant and equipment, net	133,717	117,962

Other assets:
Debt issuance costs, net	1,197	1,652
Investment in affiliate	4,132	3,838
Goodwill	1,724	1,724
Other, net	2,745	1,962
Total other assets	9,798	9,176
	$359,098	$338,633

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2010 is unaudited)

September 30, 2010	December 31, 2009
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$43,956	$37,553
Short-term financing	-	3,017
Accrued and other liabilities	27,020	23,054
Current portion of long-term debt	3,475	3,205
Total current liabilities	74,451	66,829

Long-term debt	97,456	98,596

Noncurrent accrued and other liabilities	12,095	10,626

Deferred income taxes	14,474	11,975

Commitments and contingencies (Note 12)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,419,795 shares issued (25,369,095 at December 31, 2009)	2,542	2,537
Capital in excess of par value	131,152	129,941
Retained earnings	52,302	41,082
	188,996	176,560
Less treasury stock at cost:
Common stock, 4,320,462 shares (4,143,362 at December 31, 2009)	28,374	25,953
Total stockholders' equity	160,622	150,607
	$359,098	$338,633

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2010 and 2009

Nine Months	Three Months
2010	2009	2010	2009
(In Thousands, Except Per Share Amounts)
Net sales	$437,750	$416,538	$138,948	$127,778
Cost of sales	344,897	307,330	109,509	97,125
Gross profit	92,853	109,208	29,439	30,653

Selling, general and administrative expense	70,775	70,548	23,948	26,127
Provision for (recoveries of) losses on accounts receivable	(14)	189	21	161
Other expense	575	461	273	127
Other income	(4,179)	(222)	(3,273)	(32)
Operating income	25,696	38,232	8,470	4,270

Interest expense	5,943	5,139	1,864	2,200
Losses (gains) on extinguishment of debt	52	(1,796)	-	(53)
Non-operating other income, net	(48)	(72)	(10)	(38)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	19,749	34,961	6,616	2,161
Provisions for income taxes	8,821	14,110	2,930	1,310
Equity in earnings of affiliate	(719)	(740)	(191)	(252)
Income from continuing operations	11,647	21,591	3,877	1,103

Net loss from discontinued operations	122	45	79	30
Net income	11,525	21,546	3,798	1,073

Dividends on preferred stocks	305	306	-	-
Net income applicable to common stock	$11,220	$21,240	$3,798	$1,073

Weighted-average common shares:
Basic	21,182	21,279	21,094	21,487

Diluted	22,281	23,623	22,193	22,633

Income per common share:
Basic	$.53	$1.00	$.18	$.05

Diluted	$.52	$.95	$.17	$.05

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2010

Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$41,082	$(25,953)	$150,607
Net income					11,525		11,525
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				752			752
Exercise of stock options	50		5	342			347
Excess income tax benefit associated with stock-based compensation				116			116
Acquisition of 177,100 shares of common stock						(2,421)	(2,421)
Conversion of 14 shares of redeemable preferred stock to common stock	1			1			1
Balance at September 30, 2010	25,420	$3,000	$2,542	$131,152	$52,302	$(28,374)	$160,622

Note: For the nine and three months ended September 30, 2010, total comprehensive income was $11,525,000 and $3,798,000, respectively. For the nine and three months ended September 30, 2009, total comprehensive income was $21,666,000 and $1,073,000, respectively.

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2010 and 2009

2010	2009
(In Thousands)
Cash flows from continuing operating activities:
Net income	$11,525	$21,546
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	122	45
Deferred income taxes	2,325	9,373
Loss (gain) on extinguishment of debt	52	(1,796)
Losses on sales and disposals of property and equipment	508	340
Gain on property insurance recoveries associated with property, plant and equipment	(3,964)	-
Depreciation of property, plant and equipment	12,880	11,573
Amortization	466	605
Stock-based compensation	752	768
Provision for (recovery of) losses on accounts receivable	(14)	189
Realization of losses on inventory	(86)	(3,186)
Provision for (realization of) losses on firm sales commitments	(337)	1,310
Equity in earnings of affiliate	(719)	(740)
Distributions received from affiliate	425	560
Changes in fair value of commodities contracts	(141)	(236)
Changes in fair value of interest rate contracts	344	(314)
Other	(10)	-
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(14,373)	11,889
Inventories	(1,967)	16,418
Prepaid and accrued income taxes	319	(2,415)
Other supplies and prepaid items	1,449	(238)
Accounts payable	6,635	(8,957)
Customer deposits	2,306	(2,279)
Accrued payroll and benefits	1,794	706
Commodities contracts	150	(5,072)
Deferred rent expense	-	(1,424)
Other current and noncurrent liabilities	2,244	(639)
Net cash provided by continuing operating activities	22,685	48,026

Capital expenditures	(26,129)	(22,221)
Proceeds from property insurance recoveries associated with property, plant and equipment	5,293	-
Proceeds from sales of property and equipment	44	14
Proceeds from short-term investments	20,053	-
Purchase of short-term investments	(20,006)	(10,000)
Proceeds from (deposits of) restricted cash	(167)	862
Other assets	(427)	(289)
Net cash used by continuing investing activities	(21,339)	(31,634)

 (Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2010 and 2009
2010	2009
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facilities	$394,221	$396,794
Payments on revolving debt facilities	(394,221)	(396,794)
Acquisition of 5.5% convertible debentures	(2,494)	(7,953)
Proceeds from other long-term debt, net of fees	47	8,566
Payments on other long-term debt	(3,370)	(1,600)
Payments of debt issuance costs	-	(26)
Payments on loans secured by cash value of life insurance policies	(380)	-
Payments on short-term financing	(3,017)	(2,228)
Proceeds from exercise of stock options	347	601
Purchase of treasury stock	(2,421)	-
Excess income tax benefit associated with stock-based compensation	212	631
Dividends paid on preferred stocks	(305)	(306)
Net cash used by continuing financing activities	(11,381)	(2,315)

Cash flows of discontinued operations:
Operating cash flows	(267)	(94)
Net increase (decrease) in cash and cash equivalents	(10,302)	13,983

Cash and cash equivalents at beginning of period	61,739	46,204
Cash and cash equivalents at end of period	$51,437	$60,187

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$5,993	$6,521

Noncash investing and financing activities:
Receivable associated with a property insurance claim	$171	$1,210
Current other assets, accounts payable, other current and noncurrent liabilities and long-term debt associated with property, plant and equipment	$7,272	$3,866
Debt issuance costs associated with the acquisition of the 5.5% convertible debentures	$58	$351

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2010 and for the nine and three-month periods ended September 30, 2010 and 2009 include all adjustments and accruals, consisting of normal, recurring accrual adjustments except for an additional income tax provision as discussed in Note 15 – Income Taxes, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These condensed consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).

Certain reclassifications have been made in our condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to conform to our condensed consolidated statement of cash flows presentation for the nine months ended September 30, 2010, which reclassifications expanded our continuing operating activity line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the nine months ended September 30, 2009.

Note 2: Recently Issued Accounting Pronouncements In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for the Company on January 1, 2010 and were applied prospectively. The remaining new disclosure requirements will become effective for the Company on January 1, 2011. See Note 13 - Derivatives, Hedges and Financial Instruments.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 3: Changes in Accounting Estimates  During the three months ended September 30, 2010, we had the following change in accounting estimates relating to our Climate Control Business:

•	a decrease in our inventory shrink reserves of $390,000.

The net effect of this change in accounting estimates increased income from continuing operations by $390,000 and net income by $234,000 for the nine and three months ended September 30, 2010. In addition, this change in accounting estimates increased basic and diluted net income per share by $.01 and $.01, respectively, for the nine months ended September 30, 2010 and $.01 and $.01, respectively, for the three months ended September 30, 2010.

During the three months ended September 30, 2009, we had the following changes in accounting estimates relating primarily to our Climate Control Business:

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

Note 5: Accounts Receivable, net  Our accounts receivable, net, consists of the following:

September 30, 2010	December 31, 2009
(In Thousands)
Trade receivables	$70,890	$55,318
Insurance claims	-	1,517
Other	1,096	1,603
	71,986	58,438
Allowance for doubtful accounts	(547)	(676)
	$71,439	$57,762

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 6: Inventories Inventories are priced at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) basis. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. At September 30, 2010 and December 31, 2009, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,447,000 and $1,198,000, respectively. In addition, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $88,000 and $478,000, at September 30, 2010 and December 31, 2009, respectively, because cost exceeded the net realizable value.

Changes in our inventory reserves are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Balance at beginning of period	$1,676	$4,141	$1,302	$1,064
Provision for (realization of) losses	(87)	(3,186)	237	(162)
Write-offs/disposals	(54)	(57)	(4)	(4)
Balance at end of period	$1,535	$898	$1,535	$898

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

Precious metals expense, net, consists of the following:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Precious metals expense	$4,508	$4,354	$1,047	$1,075
Recoveries of precious metals	(751)	(2,456)	(751)	(234)
Gains on sales of precious metals	(112)	-	-	-
Precious metals expense, net	$3,645	$1,898	$296	$841

Precious metals expense, net, is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 8: Investment in Affiliate  Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). During September 2010, the Partnership repaid its indebtedness to a term lender (“Term Lender”) of the Project. CHI had entered into a non-recourse guaranty of the partnership’s indebtedness to the Term Lender.  In connection with the non-recourse guaranty, CHI had pledged its limited partnership interest in the Partnership to the Term Lender. CHI’s obligation under the non-recourse guaranty was limited to the asset pledged, which was CHI’s limited partnership interest.  As a result of the Partnership repaying in full its indebtedness to the Term Lender, the asset pledged by CHI under the non-recourse guaranty has been released and the lien thereon terminated.  In accordance with GAAP, no liability was required to be established for this guaranty since it was entered into prior to January 1, 2003.

CHI has filed a lawsuit in the U.S. District Court, Western District of Oklahoma, against the general partner of the Partnership, styled CHI v. Cepolk Corporation.  CHI alleges, among other things, that:

•	the general partner failed to make its capital contribution of approximately $2.0 million to the Partnership as required under the partnership agreement, and
•
the general partner breached its fiduciary duty and the general partner has been unjustly enriched, in connection with the general partner’s management of the Partnership and the use of and payments to a company that provides maintenance services (“Maintenance Provider”) to the Partnership’s project, which Maintenance Provider is believed to be owned and controlled by the same people as the general partner.

After CHI filed its lawsuit in the Oklahoma U.S. District Court, the general partner, Partnership and the Maintenance Provider filed a lawsuit in Louisiana against CHI alleging that the Louisiana State Court has jurisdiction and should consider the issues in dispute.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 9: Current and Noncurrent Accrued and Other Liabilities  Our current and noncurrent accrued and other liabilities consist of the following:

September 30, 2010	December 31, 2009
(In Thousands)
Accrued payroll and benefits	$7,694	$5,900
Deferred revenue on extended warranty contracts	5,532	4,884
Accrued insurance	3,949	3,667
Accrued death benefits	3,879	3,356
Accrued warranty costs	3,134	3,138
Customer deposits	2,941	635
Fair value of derivatives	2,439	1,929
Accrued property and franchise taxes	1,267	791
Accrued executive benefits	1,207	1,102
Accrued interest	1,196	1,593
Accrued contractual manufacturing obligations	1,032	732
Accrued commissions	794	1,035
Other	4,051	4,918
	39,115	33,680
Less noncurrent portion	12,095	10,626
Current portion of accrued and other liabilities	$27,020	$23,054

Note 10: Accrued Warranty Costs Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, that extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

Generally for commercial products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair.  The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 10: Accrued Warranty Costs (continued)

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations using a percentage of sales, based upon our historical warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable. It is possible that future warranty costs could exceed our estimates.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Balance at beginning of period	$3,138	$2,820	$3,129	$3,038
Charged to costs and expenses	2,669	5,050	1,026	1,904
Costs and expenses incurred	(2,673)	(4,115)	(1,021)	(1,187)
Balance at end of period	$3,134	$3,755	$3,134	$3,755

Note 11: Long-Term Debt  Our long-term debt consists of the following:

September 30,	December 31,
2010	2009
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	26,900	29,400
Secured Term Loan due 2012 (C)	49,151	50,000
Other, with a current weighted-average interest rate of 6.43%, most of which is secured by machinery, equipment and real estate	24,880	22,401
	100,931	101,801
Less current portion of long-term debt	3,475	3,205
Long-term debt due after one year	$97,456	$98,596

(A)  Our wholly-owned subsidiary, ThermaClime, LLC, formerly ThermaClime, Inc., (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at September 30, 2010 was 3.75%. Interest is paid monthly, if applicable.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 11: Long-Term Debt (continued)

The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility. As of September 30, 2010, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the Secured Term Loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $200 million at September 30, 2010.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2010. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include the Company) ability, without consent of the lender and with certain exceptions, to:

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

During the nine months ended September 30, 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000, with each purchase being negotiated. As a result, we recognized a loss on extinguishment of debt of approximately $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

During the nine and three months ended September 30, 2009, we acquired $10,100,000 and $900,000, respectively, aggregate principal amount of the 2007 Debentures for approximately $7,953,000 and $819,000, respectively, with each purchase being negotiated. As a result, we recognized a gain on extinguishment of debt of $1,796,000 and $53,000, respectively, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

As the result of acquisitions, only $26.9 million of the 2007 Debentures remain outstanding at September 30, 2010. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 19 - Related Party Transactions.

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

(C) ThermaClime and certain of its subsidiaries entered into a $50 million loan agreement (the “Secured Term Loan”) with a certain lender. The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2010 was approximately 3.47%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first nine months of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan. As a result, approximately $49.2 million remains outstanding at September 30, 2010.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado, Arkansas chemical production facility (the “El Dorado Facility”) and at our Cherokee, Alabama chemical production facility (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $63 million at September 30, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $72 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2010.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Commitments and Contingencies

Purchase and Sales Commitments - We entered into the following significant purchase and sales commitments during the nine months ended September 30, 2010:

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
(Unaudited)

Note 12: Commitments and Contingencies (continued)

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

The El Dorado Facility has generally demonstrated its ability to comply with the more restrictive ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. The El Dorado Facility has been having discussions with the ADEQ to modify and reduce the permit levels as to dissolved minerals, but, although the rule is a state rule, any revisions must also be approved by the United States Environmental Protection Agency (“EPA”) before it can become effective. Additional information has been provided to the EPA regarding the dissolved mineral issue. Once the rule change is complete, the permit limits can be modified to incorporate reasonably achievable dissolved minerals permit levels. The ADEQ has agreed to reopen the rule making to modify the permit limit as to dissolved minerals, which is subject to approval from certain state legislative committees and the ADEQ. The ADEQ and the El Dorado Facility also entered into a Consent Administrative Order (“CAO”) which authorized the El Dorado Facility to continue operating through December 31, 2009, without incurring permit violations pending the modification of the permit to implement the revised rule. The ADEQ did not extend the CAO due to the above mentioned dissolved minerals issue; however, in the interim, the El Dorado Facility has been in compliance with the more restrictive permit limits under the 2004 NPDES permit.

In March 2009, the EPA notified the ADEQ that it disapproved the dissolved mineral rulemaking due to insufficient documentation. Representatives of EDC, ADEQ and the EPA have met to determine what additional information was required by the EPA. During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that all but fifteen of the alleged violations were resolved through the CAO with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at September 30, 2010 as a result of the Administrative Order.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Commitments and Contingencies (continued)

EDC is continuing to pursue the rulemaking and permit modification and has filed a petition with the ADEQ to reopen the dissolved minerals rulemaking incorporating revisions which EDC believes would be acceptable to the EPA.  The ADEQ has reopened the rulemaking and has held a public hearing on the rulemaking issue.  The issue must be approved by several legislative committees and the ADEQ, and, after such approvals, the rulemaking revisions must be approved by EPA.

Further, the city of El Dorado, Arkansas has received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits, EDC intends to participate in the construction of the pipeline that will be owned by the city in order to ensure that it will be able to comply with the permit limits and anticipates the cost to EDC in connection with the construction of the pipeline for EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. Construction of the pipeline by the city is anticipated to be completed in 2013.

In addition, EDC has entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater at the El Dorado Facility. EDC is addressing the shallow groundwater contamination. The CAO requires the El Dorado Facility to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ. The required risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to the new CAO and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment and cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2010, in connection with this matter.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Commitments and Contingencies (continued)

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed, by the EPA. Therefore no liability has been established at September 30, 2010, in connection with this matter.

3.      Other Environmental Matters

In December 2002, two of our subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

Our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination. Our subsidiary and Chevron submitted their final report on the groundwater monitoring and an addendum to the Mitigation Work Plan to the state of Kansas. The data from the monitoring program is being evaluated by the state of Kansas. On June 29, 2010, representatives of our subsidiary and Chevron met with the Kansas Department of Health and Environment (“KDHE”).  As a result of this meeting, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing.  In addition, the KDHE notified our subsidiary and Chevron that this site has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation. Currently, it is unknown what damages, if any, the KDHE will claim. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated; however, the nature and extent of a portion of the requirements are not currently defined and the associated costs are not reasonably estimable. The ultimate required remediation, if any, is unknown.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 12: Commitments and Contingencies (continued)

At September 30, 2010, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to this matter is $163,000. This amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability will occur in the near term.

During 2010, EDC became aware that certain personnel at its Whitewright, Texas agricultural distribution site, which personnel had been previously terminated by EDC, disposed of chemicals and debris at the site without authorization.  Upon learning of these acts by the former employees, EDC contracted with an environmental company to analyze the areas of such disposal and dispose of any chemicals and contaminated soils.  Upon completion of testing, it was determined that the area contained contaminants above state action levels. As a result, EDC notified the appropriate authorities in the state of Texas of the contamination.  EDC has installed numerous monitoring wells in coordination with the state, and EDC believes that the cost of this project could be approximately $200,000 of which $50,000 remains accrued at September 30, 2010.

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

The Jayhawk Group seeks damages in an unspecified amount based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In addition, the amended complaint seeks damages of approximately $4,000,000 for accrued and unpaid dividends it purports are owed as a result of Jayhawk’s July 2007 conversion of its remaining shares of Series 2 Preferred. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. Both Golsen and we have filed motions to dismiss the plaintiff’s complaint in the federal court, and such motions to dismiss are pending. We intend to contest the lawsuit vigorously, and will assert that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at September 30, 2010 as a result of this matter.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2010, the valuations of contracts classified as Level 2 related to the foreign exchange contracts and interest rate swap contracts discussed below. For the foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contracts and using market information for foreign currency exchange rates. The valuation inputs included the total contractual weighted-average exchange rate of 1.28 and the total estimated market weighted-average exchange rate of 1.36 (U.S. Dollar/Euro). For the foreign exchange contracts and interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.42% and the total estimated market weighted-average receive rate of 0.53%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. There were no valuations of contracts classified as Level 3 at September 30, 2010. At December 31, 2008, the valuations of contracts classified as Level 3 were based on the average ask/bid prices obtained from a broker relating to a low volume market.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Derivatives, Hedges and Financial Instruments (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of $3.19 per pound. At September 30, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.24 per pound. At December 31, 2009, we also had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu. At September 30, 2010, our futures/forward natural gas contracts were for 680,000 MMBtu of natural gas through December 2010 at a weighted-average cost of $4.24 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, our foreign exchange contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.44 (U.S. Dollar/Euro). At September 30, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 at a weighted-average contract exchange rate of 1.28 (U.S. Dollar/Euro). The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. Although no purchases occurred during the nine months ended September 30, 2010 and 2009, the cash flows relating to the purchase of interest rate contracts are included in cash flows from continuing investing activities. In addition, the cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

Fair Value Measurements at September 30, 2010 Using
Description	Total Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2009
(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$307	$307	$-	$-	$150
Foreign exchange contracts	66	-	66	-	-
Total	$373	$307	$66	$-	$150

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$166	$166	$-	$-	$-
Interest rate contracts	2,273	-	2,273	-	1,929
Total	$2,439	$166	$2,273	$-	$1,929

During the nine months ended September 30, 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2009 (not applicable for the nine months ended September 30, 2010 and the three months ended September 30, 2010 and 2009):

Commodities Contracts
(In Thousands)
Beginning balance	$(1,388)
Total realized and unrealized gain included in earnings	493
Purchases, issuances, and settlements	895
Transfers in and/or out of Level 3	-
Ending balance	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Derivatives, Hedges and Financial Instruments (continued)

Realized and unrealized net gains (losses) included in earnings and the income statement classifications are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales – Commodities contracts	$(764)	$(1,598)	$140	$(450)
Cost of sales – Foreign exchange contracts	42	(31)	66	-
Interest expense – Interest rate contracts	(1,512)	(530)	(375)	(688)
	$(2,234)	$(2,159)	$(169)	$(1,138)

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$141	$236	$342	$385
Cost of sales – Foreign exchange contracts	66	-	66	-
Interest expense – Interest rate contracts	(344)	314	4	(335)
	$(137)	$550	$412	$50

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At September 30, 2010 and December 31, 2009, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At September 30, 2010 and December 31, 2009, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 6.025% and 7%, respectively, utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At September 30, 2010 and December 31, 2009, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 13: Derivatives, Hedges and Financial Instruments (continued)

September 30, 2010	December 31, 2009
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$25,627	$49,151	$27,640	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,467	2,467	2,553	2,553

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	26,900	26,900	29,106	29,400
Other bank debt and equipment financing	23,030	22,413	20,231	19,848
	$78,024	$100,931	$79,530	$101,801

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

The following is a summary of certain transactions which affected basic income per share or diluted income per share, if dilutive:

During the nine months ended September 30, 2010,
•	we purchased 177,100 shares of treasury stock;
•	we issued 50,140 shares of our common stock as the result of the exercise of stock options;
•	we acquired $2,500,000 aggregate principle amount of the 2007 Debentures; and
•
we paid cash dividends on our Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) and noncumulative redeemable preferred stock (“Noncumulative Preferred”) totaling approximately $240,000, $60,000 and $5,000, respectively.

During the nine months ended September 30, 2009,
•	we issued 408,500 shares of our common stock as the result of the exercise of stock options;
•	we acquired $10,100,000 aggregate principle amount of the 2007 Debentures; and
•	we paid cash dividends on our Series B Preferred, Series D Preferred and Noncumulative Preferred totaling approximately $240,000, $60,000 and $6,000, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Income Per Common Share (continued)

At September 30, 2010, there were no dividends in arrears.

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
Numerator:
Net income	$11,525	$21,546	$3,798	$1,073
Dividends on Series B Preferred	(240)	(240)	-	-
Dividends on Series D Preferred	(60)	(60)	-	-
Dividends on Noncumulative Preferred	(5)	(6)	-	-
Total dividends on preferred stock	(305)	(306)	-	-
Numerator for basic net income per common share - net income applicable to common stock	11,220	21,240	3,798	1,073
Dividends on preferred stock assumed to be converted, if dilutive	305	306	-	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	-	914	-	-
Numerator for diluted net income per common share	$11,525	$22,460	$3,798	$1,073

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,182,180	21,279,030	21,093,732	21,486,688
Effect of dilutive securities:
Convertible preferred stock	937,080	938,006	936,536	937,106
Stock options	157,682	295,539	158,886	205,149
Convertible notes payable	4,000	1,110,560	4,000	4,000
Dilutive potential common shares	1,098,762	2,344,105	1,099,422	1,146,255
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	22,280,942	23,623,135	22,193,154	22,632,943

Basic net income per common share	$.53	$1.00	$.18	$.05

Diluted net income per common share	$.52	$.95	$.17	$.05

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 14: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009

Convertible notes payable	979,160	-	979,160	1,106,560
Stock options	365,659	406,685	350,000	383,152
	1,344,819	406,685	1,329,160	1,489,712

Note 15:  Income Taxes Provisions for income taxes are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Current:
Federal	$5,059	$4,245	$586	$(2,245)
State	1,437	492	263	(280)
Total current provisions (benefit)	$6,496	$4,737	$849	$(2,525)

Deferred:
Federal	$2,026	$8,680	$1,800	$3,710
State	299	693	281	125
Total deferred provisions	2,325	9,373	2,081	3,835
Provisions for income taxes	$8,821	$14,110	$2,930	$1,310

For the nine and three months ended September 30, 2010 and 2009, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the nine and three months ended September 30, 2010 and 2009, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2009, we had state net operating loss (“NOL”) carryforwards totaling approximately $12,900,000, which begin expiring in 2010.

Our annual estimated effective tax rate for 2010 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction and other permanent items.

The tax provision for the nine months ended September 30, 2010 was $8,821,000 or 43.4% of pre-tax income and included the impact of the increased domestic manufacturer’s deduction available in 2010, the advanced energy credits and the additional income tax provision related to nondeductible expenses in prior years.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 15:  Income Taxes (continued)

During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04.

Management of the Company evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to the Company’s 2007-2009 consolidated financial statements as well as the projected consolidated financial statements for the year ending December 31, 2010.

For the nine months ended September 30, 2009, the tax provision was $14,110,000 or 39.6% of pre-tax income and included the impact of the domestic manufacturer’s deduction and other permanent items.

Our accounting for income taxes includes utilizing the accounting principle that the realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood) that the position will be sustained upon examination by taxing authorities before it can be recognized in the financial statements.

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e. nexus). We had approximately $681,000 and $608,000 accrued for uncertain tax liabilities at September 30, 2010 and December 31, 2009, respectively, which are included in current and noncurrent accrued and other liabilities.

We and certain of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 16: Other Expense, Other Income and Non-Operating Other Income, net

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$508	$340	$249	$120
Other miscellaneous expense (1)	67	121	24	7
Total other expense	$575	$461	$273	$127

Other income:
Property insurance recoveries in excess of losses incurred	$3,982	$-	$3,243	$-
Miscellaneous income (1)	197	222	30	32
Total other income	$4,179	$222	$3,273	$32

Non-operating other income, net:
Interest income	$107	$138	$30	$60
Miscellaneous income (1)	1	1	1	1
Miscellaneous expense (1)	(60)	(67)	(21)	(23)
Total non-operating other income, net	$48	$72	$10	$38

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

Note 17: Business Interruption and Property Insurance Claims  If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned.  The following summarizes our significant insurance claims:

Cherokee Facility - In February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. The fire was immediately extinguished and there were no injuries. We have no immediate plans to rebuild the damaged plant. The nitric acid plant that suffered the fire, with a 182 ton per day capacity, was the smaller of the two nitric acid plants at the Cherokee Facility. The Cherokee Facility continued production with the larger of the nitric acid plants. Our property insurance policy provided for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage at the time of the fire but we recorded a property insurance claim receivable relating to this event. During the first nine months of 2010, our insurance claim receivable decreased by a net $1,175,000. The activity during the nine months of 2010 included the receipt of approximately $1,561,000 ($1,387,000 relates to property, plant and equipment (“PP&E”)) from our insurance carrier as a partial payment on our insurance claim, of which $1,347,000 was applied against our insurance claim receivable and the remaining balance of $214,000 (all of which relates to PP&E) was classified as other income.  In addition, the activity included $172,000 relating to payables (approved by our insurance carrier) to unrelated third parties. As a result, there was no insurance claim receivable balance relating

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Business Interruption and Property Insurance Claims (continued)

to this event at September 30, 2010. Our property insurance carrier is considering our remaining property damage claims.  Any additional insurance proceeds represent a gain contingency and will be recognized if, and when, realized or realizable and earned. There is no business interruption claim associated with this event.

Bryan Distribution Center - In July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. During the first nine months of 2010, the project to rebuild the Bryan Center was completed. Our general liability insurance policy provided for coverage against third party damages with a $250,000 loss deductible. Our property insurance policy provided for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of September 30, 2010, the third party general liability claims have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been managing, processing and paying directly the third party general liability claims associated with this event. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first nine months of 2010, our insurance claim receivable decreased by a net $35,000. The activity during the nine months of 2010 included the receipt of additional payments totaling $1,315,000 ($564,000 related to PP&E) from our insurance carrier, of which $444,000 was applied against our insurance claim receivable and the remaining balance of $871,000 ($853,000 related to PP&E) was classified as other income.  In addition, the activity included $409,000 relating to payables (approved by our insurance carrier) to unrelated third parties and to our insurance carrier associated with the general liability deductible. As a result, there was no insurance claim receivable balance relating to this event at September 30, 2010. Based on our current analysis, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Pryor Facility – In June 2010, a pipe failure in the primary reformer of the ammonia plant at the chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or urea ammonium nitrate (“UAN”) during substantially all of the three months ended September 30, 2010. The costs associated with the rebuild the ammonia reformer were approximately $8 million and the work was completed by the end of September 2010. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period and a minimum $250,000 deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 17: Business Interruption and Property Insurance Claims (continued)

damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During the first nine months of 2010, the activity associated with our insurance claim receivable included the receipt of partial payments totaling $3,634,000 ($3,157,000 relates to PP&E), of which $865,000 was applied against our insurance claim receivable and the remaining balance of $2,769,000 (all of which relates to PP&E) was classified as other income.  In addition, the activity included a total of $865,000 relating to payables (approved by our insurance carrier) to unrelated third parties and the disposal of the net book value of the damaged property. As a result, there was no insurance claim receivable balance relating to this event at September 30, 2010. The property insurance carrier is considering our remaining property damage claims.  Any additional insurance proceeds represent a gain contingency and will be recognized if, and when, realized or realizable and earned. The insurance claim for business interruption has not been filed and a recovery, if any, from our business interruption coverage has not been recognized.

Note 18: Segment Information

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Net sales:
Climate Control	$178,045	$206,443	$64,546	$67,413
Chemical	253,828	204,089	72,578	59,718
Other	5,877	6,006	1,824	647
	$437,750	$416,538	$138,948	$127,778

Gross profit: (1)
Climate Control (2)	$60,195	$72,172	$22,964	$24,746
Chemical (3)	30,631	35,091	5,871	5,662
Other	2,027	1,945	604	245
	$92,853	$109,208	$29,439	$30,653

Operating income: (4)
Climate Control (2)	$22,632	$32,146	$10,112	$10,942
Chemical (3) (5)	12,310	15,491	1,247	(3,344)
General corporate expenses and other business operations, net (6)	(9,246)	(9,405)	(2,889)	(3,328)
	25,696	38,232	8,470	4,270
Interest expense	(5,943)	(5,139)	(1,864)	(2,200)
Gains (losses) on extinguishment of debt	(52)	1,796	-	53
Non-operating other income, net:
Climate Control	1	-	-	-
Chemical	6	26	1	20
Corporate and other business operations	41	46	9	18
Provisions for income taxes	(8,821)	(14,110)	(2,930)	(1,310)
Equity in earnings of affiliate-Climate Control	719	740	191	252
Income from continuing operations	$11,647	$21,591	$3,877	$1,103

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

(1)	Gross profit by industry segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(2)
During the nine and three months ended September 30, 2010, we recognized gains totaling $193,000 and $508,000, respectively, on our futures contracts for copper compared to gains totaling $1,193,000 and $404,000 during the nine and three months ended September 30, 2009, respectively. During the three months ended September 30, 2009, our engineering and construction business recognized additional gross profit of $552,000 relating to customer change orders.

(3)
As the result of entering into sales commitments with higher firm sales prices during 2008, we recognized sales with a gross profit of $761,000 higher than our comparable product sales made at lower market prices available during the nine months ended September 30, 2010, (not applicable for the third quarter of 2010) compared to sales with a gross profit of $5,143,000 and $1,585,000 higher than our comparable product sales made at lower market prices available during the nine and three months ended September 30, 2009, respectively. In addition, during the nine and three months ended September 30, 2010, we recognized gains on sales and recoveries of precious metals totaling $863,000 and $751,000, respectively, compared to gains totaling $2,456,000 and $234,000 during the nine and three months ended September 30, 2009, respectively. During the nine and three months ended September 30, 2010, we incurred expenses of $6,646,000 and $3,950,000, respectively, (of which $1,301,000 relates to the Pryor Facility) relating to planned major maintenance activities compared to expenses totaling $2,682,000 and $2,079,000 during the nine and three months ended September 30, 2009, respectively. During the nine and three months ended September 30, 2010, we recognized losses totaling $957,000 and $368,000, respectively, on our futures/forward contracts for natural gas and ammonia compared to losses totaling $2,791,000 and $854,000 during the nine and three months ended September 30, 2009, respectively. During the nine and three months ended September 30, 2009, we recognized losses on outstanding firm sales commitments of $1,310,000 and $1,229,000, respectively, which amounts include $992,000 relating to the Pryor Facility discussed below in footnote 5.

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

(5)
During the first nine months of 2010, we began limited production and sales of anhydrous ammonia and UAN at our Pryor Facility. However the production during this period was at rates lower than our targeted production rates. As the result of a pipe failure and fire that occurred in June 2010 within the Pryor Facility as discussed in Note 17 – Business Interruption and Property Insurance Claims, we had minimal production and sales

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

of anhydrous ammonia and UAN during the third quarter of 2010. Consequently, we incurred net operating losses of $11,158,000 and $3,128,000 for the nine and three months ended September 30, 2010, respectively. These operating losses include other income of $2,769,000 associated with a property insurance recovery as discussed in Note 17 and Turnaround costs of $1,301,000 as discussed above in footnote 3. During the nine and three months ended September 30, 2009, we incurred expenses of $12,271,000 and $7,058,000, respectively, (including the $992,000 loss on firm sales commitments discussed above in footnote 3) relating to the Pryor Facility. Excluding the impact of gross profit and other income recognized during each 2010 respective period and the loss on firm sales commitments incurred during each 2009 respective period, these expenses are primarily included in SG&A for each respective period. In addition, our Chemical Business recognized other income totaling $1,085,000 and $346,000 during the nine and three months ended September 30, 2010, respectively, associated with other property insurance recoveries as discussed in Note 17.

(6)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Nine Months Ended September 30,	Three Months Ended September 30,
2010	2009	2010	2009
(In Thousands)
Gross profit-Other	$2,027	$1,945	$604	$245
Selling, general and administrative:
Personnel costs	(6,054)	(6,202)	(1,787)	(1,876)
Professional fees	(3,105)	(2,775)	(1,180)	(957)
Office overhead	(458)	(490)	(135)	(145)
Property, franchise and other taxes	(248)	(245)	(78)	(85)
Advertising	(203)	(199)	(82)	(67)
Maintenance and repairs	(53)	(182)	(15)	(8)
All other	(1,371)	(1,186)	(372)	(453)
Total selling, general and administrative	(11,492)	(11,279)	(3,649)	(3,591)

Other income	230	156	160	23
Other expense	(11)	(227)	(4)	(5)
Total general corporate expenses and other business operations, net	$(9,246)	$(9,405)	$(2,889)	$(3,328)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Note 18: Segment Information (continued)

Information about our total assets by industry segment is as follows:

September 30, 2010	December 31, 2009
(In Thousands)
Climate Control	$113,470	$102,029
Chemical	167,929	143,800
Corporate assets and other	77,699	92,804
Total assets	$359,098	$338,633

Note 19: Related Party Transactions

Golsen Group

During November 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures. As a result in January 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2008. In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the nine months ended September 30, 2009, we incurred interest expense of $206,250 relating to the debentures held by the Golsen Group, of which 137,500 was paid in June 2009.

In January 2010, we paid interest of $137,500 relating to the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the nine months ended September 30, 2010, we incurred interest expense of $206,750 relating to the debentures held by the Golsen Group, of which $137,500 was paid in June 2010 and $68,750 remains accrued at September 30, 2010.

Note 20:  Subsequent Event

Beginning on September 30, 2010, the Pryor Facility produced ammonia through mid-October when an instrument failure caused the plant to shut down.  During the attempted restart, problems were encountered with a compressor which required replacement of certain parts, most of which were available in our spare parts inventory. The replacement and installation of these parts, in conjunction with the required incident investigation and analysis, took approximately two weeks and the ammonia plant restarted on October 26, 2010. A total of approximately 8,400 tons of ammonia was produced during October. The nitric acid and urea plants will be activated to produce UAN in proper sequence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2010 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

We are a manufacturing, marketing and engineering company operating through our subsidiaries. Our wholly-owned subsidiaries own the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in commercial and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first nine months of 2010, approximately 41% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from three plants located in Arkansas, Alabama and Texas for the industrial, mining and agricultural markets. In addition during 2010, we began limited production of anhydrous ammonia and UAN at our previously idled Pryor Facility located in Pryor, Oklahoma. Our products include industrial and fertilizer grade AN, UAN, anhydrous ammonia, sulfuric acids, nitric acids in various concentrations, nitrogen solutions and various other products. For the first nine months of 2010, approximately 58% of our consolidated net sales relates to the Chemical Business.

The Pryor Facility began limited production of anhydrous ammonia and UAN in the first quarter of 2010 until a pipe failure and fire in June damaged the ammonia plant’s primary reformer within the Pryor Facility and all production at the Pryor Facility ceased while the rebuild was underway.  This rebuild was completed and the ammonia plant returned to production on September 30, 2010. Subsequently, the Pryor Facility produced ammonia through mid-October when an instrument failure caused the plant to shut down.  During the attempted restart, problems were encountered with a compressor which required replacement of certain parts, most of which were available in our spare parts inventory. The replacement and installation of these parts, in conjunction with the required incident investigation and analysis, took approximately two weeks and the ammonia plant restarted on October 26, 2010. A total of approximately 8,400 tons of ammonia was produced during October. The nitric acid and urea plants will be activated to produce UAN in proper sequence to meet anticipated customer orders.

Economic Conditions

Our two main business segments serve several diverse markets. We consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - Sales for the first nine months of 2010 were down 14% from 2009 due to a 19% reduction in commercial sales partially offset by a 5% increase in residential sales.  The reduction in commercial sales was due to lower order levels during the latter part of 2009 and first quarter of 2010, although we have seen an increase in the level of commercial orders in the third quarter.  Sales and order levels of our residential products continue to increase year over year.  Based upon published reports of leading indicators, including the Construction Market Forecasting Service published by McGraw-Hill, and the national architecture billings index published by American Institute of Architects (“AIA”), the overall commercial construction sector is not expected to recover during 2010.  On the other hand, McGraw-Hill has projected an increase in both single-family residential and multi-family construction contract activity during 2010.  Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business - Our Chemical Business’ primary markets are industrial, mining and agricultural. During the first nine months of 2010, approximately 63% of our Chemical Business’ sales were into industrial and mining markets. Approximately 72% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. For the remainder of 2010, we anticipate modest increased demand from certain of our large industrial customers.

The remaining 37% of our Chemical Business’ sales in the first nine months of 2010 were made into the agricultural fertilizer markets to customers that do not purchase pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. During the first nine months of 2010, anhydrous ammonia increased in cost while natural gas costs declined, resulting in a competitive cost disadvantage for agricultural grade AN produced from purchased ammonia at our El Dorado Facility compared to competitors that produce from natural gas. Our Cherokee Facility produces approximately 170,000 tons of anhydrous ammonia annually from natural gas. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and other industry publications, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could be adversely affected by lower grain production, unanticipated changes in commodity prices, or unfavorable weather conditions.

Results for Third Quarter 2010

Our consolidated net sales for the third quarter of 2010 were $138.9 million compared to $127.8 million for the same period in 2009. The sales increase of approximately $11.1 million includes an increase of $12.9 million in our Chemical Business partially offset by a decrease of $2.9 million in our Climate Control Business. The increase in our Chemical Business’ sales was primarily a result of improved customer demand for mining products and an increase of selling prices of all products partially driven by higher raw material input costs. Although our Climate Control Business’ sales were $2.9 million lower for the third quarter of 2010, our order backlog increased by $6.6 million during the quarter compared to a decline of $10.1 million in the backlog during the third quarter of 2009.

Our consolidated operating income was $8.5 million for the third quarter of 2010 compared to $4.3 million for the same period in 2009. The increase in operating income of $4.2 million included an increase of approximately $4.5 million in our Chemical Business partially offset by a decrease of $0.8 million in our Climate Control Business.  In addition, our general corporate expense and other business operations net expenses decreased $0.4 million.

Our resulting effective income tax rate for the third quarter of 2010 was approximately 44% compared to 55% for the third quarter of 2009.

Climate Control Business

Our Climate Control sales for the third quarter of 2010 were $64.5 million, or 4% below the third quarter of 2009. The decrease in net sales resulted from a 15% decline in sales of our fan coil products and a 25% decline in other Climate Control products partially offset by a 6% increase in our geothermal and water source heat pump products due to an improvement in the residential sales.

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

During the third quarter of 2010, approximately 73% of our Climate Control Business’ sales were to the commercial and multi-family construction markets, and the remaining 27% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For the third quarter of 2010, the product order intake level was $67.5 million as compared to $49.1 million for the same period in 2009 and compared to $71.7 million for the second quarter of 2010 and $54.2 million for the first quarter of 2010. Product orders for commercial and residential products increased 51% and 7%, respectively, as compared to the same period in 2009. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.

Our order backlog was $54.8 million at September 30, 2010 as compared to $48.2 million at June 30, 2010, $36.0 million at March 31, 2010, $32.2 million at December 31, 2009 and $39.4 million at September 30, 2009. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. For October 2010, our new orders received were approximately $19.4 million and our backlog was approximately $53.5 million at October 31, 2010.

Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our engineering and construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional all-electric heating, ventilation and air conditioning (“HVAC”) systems. The American Recovery and Reinvestment Act of 2009 (“Act”) provides a 30% tax credit for homeowners who install GHPs. For businesses that install GHPs, the Act includes a 10% tax credit, 50% first year depreciation and five year accelerated depreciation for the balance of the system cost.

Although our Climate Control Business has shown steady improvement in new order levels during the last two quarters, we expect to see a continuing slow recovery in the short-term as compared to pre-recession levels.  We have significantly increased our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for our products, including GHPs. We believe that the recently enacted federal tax credits for GHPs have had a positive impact on sales of those highly energy efficient and green products.

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

During the third quarter of 2010, the Pryor Facility was unable to produce anhydrous ammonia or UAN due to a pipe failure and fire in June 2010 that damaged the ammonia plant’s primary reformer.  As discussed above under “Overview-General”, the rebuild was completed and the ammonia plant returned to production on September 30, 2010.

The Pryor Facility’s overhead and other costs of approximately $6.2 million during the third quarter were expensed as incurred.  Costs associated with a planned major maintenance activity (“Turnaround”) of $1.3 million were charged to cost of sales.  As a result of the absence of production during the third quarter, the remaining $4.9 million included $4.6 million charged to SG&A and $0.3 million to other expense. For the third quarter of 2009, the Pryor Facility’s costs charged to SG&A were approximately $6.1 million.

In addition, as discussed below under “Liquidity and Capital Resources-Recognition of Insurance Recoveries”, we received partial payments totaling $3.6 million in the third quarter of 2010 associated with the Pryor Facility’s property insurance claim, of which $2.8 million is included in other income. Also, our Chemical Business recognized $0.3 million of other income associated with other property insurance recoveries.

We continue to fund the Pryor Facility from our available cash on hand, working capital and the payments received associated with our property insurance claim.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, and are generally purchased at prices in effect at the time of purchase. During third quarter of 2010, the average prices for those commodities compared to the same period in 2009 were as follows:

2010	2009

Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.67	$3.50
Ammonia average price based upon low Tampa metric price per ton	$386	$267
Sulfur price based upon Tampa average quarterly price per long ton	$95	$10

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were sold at the market price in effect at the time of sale or at a negotiated future price.

The percentage change in sales (volume and dollars) for the third quarter of 2010 compared to the third quarter of 2009 is as follows:

Percentage Change of
Tons	Dollars
Increase (Decrease)
Chemical products:
Industrial acids and other	5%	14%
Mining	72%	84%
Agricultural	(30)%	(9	) %
Total weighted-average change	5%	22%

The increase in industrial acids and mining sales both in tons and dollars is partially due to improved economic conditions resulting in increased customer demand, as well as higher ammonia feedstock cost in 2010 that was passed through in the selling price pursuant to pricing arrangements with certain customers.

The disproportionate decrease in agricultural tons sold versus sales dollars is primarily due to lower agricultural grade AN demand due to dry, hot weather conditions in certain of our primary markets, partially offset by increased selling prices. UAN sales volumes were also lower and were impacted primarily by lower inventory on hand at the beginning of the 2010 third quarter and an extended Turnaround at our Cherokee Facility.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

September 30, 2010	December 31, 2009
(Dollars In Millions)

Cash and cash equivalents	$51.4	$61.7
Short-term investments (1)	10.0	10.1
	$61.4	$71.8

Long-term debt:
2007 Debentures due 2012	$26.9	$29.4
Secured Term Loan due 2012	49.2	50.0
Other	24.8	22.4
Total long-term debt, including current portion	$100.9	$101.8

Total stockholders’ equity	$160.6	$150.6

Long-term debt to stockholders’ equity ratio (2)	0.6	0.7

(1)
These investments consist of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash on hand and short-term investments to pay down debt.

At September 30, 2010, our cash, cash equivalents and short-term investments totaled $61.4 million and our $50 million Working Capital Revolver Loan was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures. We and our subsidiaries plan to rely upon internally generated cash flows, cash on hand, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. Also see discussion below concerning our universal shelf registration statement. Our internally generated cash flows and our liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

Our 2007 Debentures bear interest at the annual rate of 5.5% and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year.

The Secured Term Loan matures on November 2, 2012 and accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2010 was approximately 3.47%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. However, we have agreed to apply certain insurance proceeds to reduce the outstanding principal as the proceeds are received.  During the third quarter of 2010, we received approximately $540,000, which was used to pay down the Secured Term Loan in October 2010. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

Since the 2007 Debentures and the Secured Term Loan both mature in 2012, and considering the uncertainty that exists in current and anticipated near-term credit availability, we are currently reviewing various alternatives for the retirement of these obligations, as they become due. We believe we will be successful in obtaining financing, which will allow us to restructure the maturing debt on terms favorable to the Company; however, there are no assurances that we will successfully restructure the maturing debt at or prior to maturity.

Certain of our subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

The Working Capital Revolver Loan, which certain of our subsidiaries are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, these subsidiaries (the “Borrowers”) may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2010, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

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

Income Taxes

We are recognizing and paying federal income taxes at regular corporate tax rates. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the IRS and other major tax jurisdictions.

We believe that we do not have any material uncertain tax positions other than the failure to file state income tax returns in some jurisdictions where we or some of our subsidiaries may have a filing responsibility (i.e. nexus). We had approximately $681,000 and $608,000 accrued for uncertain tax liabilities at September 30, 2010 and December 31, 2009, respectively.

Capital Expenditures

Capital Expenditures-First Nine Months of 2010

Cash used for capital expenditures during the first nine months of 2010 was $26.1 million, including $1.7 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $24.1 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities, including $12.7 million associated with the Pryor Facility, which includes replacing PP&E damaged by the fire. In addition, approximately $0.5 million is associated with maintaining compliance with environmental laws, regulations and guidelines. These capital expenditures were primarily funded from working capital and a portion of the payments received associated with our property insurance claims. In addition, one of our Climate Control Business subsidiaries exercised its option, pursuant to the terms of the underlying operating lease, to purchase its production facility for approximately $4.9 million, which was financed by a third party.

Committed and Planned Capital Expenditures-Remainder of 2010

At September 30, 2010, we had committed capital expenditures of approximately $6.2 million for the remainder of 2010. The committed expenditures included $5.1 million for process and reliability improvements in our Chemical Business, including $2.0 million relating to the Pryor Facility and approximately $0.1 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $0.8 million primarily for facility upgrades and $0.3 million for production equipment in our Climate Control Business. We plan to fund these expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements.

In addition to committed capital expenditures at September 30, 2010, we had additional planned capital expenditures for the remainder of 2010 in our Chemical Business of approximately $4.0 million (including $2.8 million relating to the Pryor Facility) and in our Climate Control Business of approximately $1.2 million.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of the Chemical Business’ expenditures will likely be funded from working capital and internal cash flows and the Climate Control’s expenditures will likely be financed. In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed and planned capital expenditures for the remainder of 2010.

Wastewater Pipeline

EDC generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ.  Under the permit, EDC must meet more restrictive limits, in which EDC believes it is able to comply.  In connection with EDC’s efforts to meet the more restrictive wastewater permit limits as established in the permit and any additional permit limits which may be required in the future, EDC intends to participate with other companies in the El Dorado, Arkansas area in a wastewater pipeline for disposal of wastewater that the city of El Dorado, Arkansas has been approved to construct and which the city will own.  In order to participate and to use the pipeline, EDC would be required to pay a portion of the construction cost of the pipeline.  EDC anticipates that its share of the cost to construct the pipeline will be approximately $4.0 million.  It is anticipated that the city should complete the construction in 2013.

Advanced Manufacturing Energy Credits

On January 8, 2010, two of our subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through February 2013 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. For 2010 and 2009, we anticipate utilizing $163,000 and $266,000, respectively, of § 48C tax credits to partially offset our federal income tax liability.

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

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and require such facility to be retrofitted with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. Currently, we believe that certain facilities within our Chemical Business may be required to pay certain penalties as a result of the above described matter; however, we are currently unable to determine the amount of any penalties that may be assessed by the EPA. Therefore no liability has been established at September 30, 2010, in connection with this matter.

Collective Bargaining Agreements

As previously reported, EDC and the negotiating committee completed negotiations and reached a tentative agreement on all terms of a three-year collective bargaining agreement at the El Dorado Facility to commence August 1, 2010 and run through July 31, 2013. The negotiated agreement was ratified by the bargaining unit members on July 22, 2010 and executed by the local union and the Company thereafter. The United Steelworkers of America International Union (“International”) is a party to the agreement and International approved the negotiated terms and executed the final agreement.

On October 14, 2010, EDC executed a new labor contract with the International Association of Machinists and Aerospace Workers AFL-CIO on behalf of Local No. 224.  The new contract is effective for a three-year term, beginning October 17, 2010 and expiring on October 16, 2013.

The current three-year collective bargaining agreement between Cherokee Nitrogen Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local Union No. 00417, expires on November 11, 2010. Negotiations concluded on November 2, 2010 of an agreement in principal on the terms of a new three-year collective bargaining agreement, subject to ratification by union membership and execution of a definitive collective bargaining agreement. Provided the agreement in principal is ratified, the new collective bargaining agreement would become effective as of November 12, 2010.  The negotiations involve a bargaining unit of 59 employees out of a total of 87 employees at the Cherokee Facility.

Recognition of Insurance Recoveries

Cherokee Facility – As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. Our property insurance policy provided for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage at the time of the fire but we recorded a property insurance claim receivable relating to this event. During the first nine months of 2010, our insurance claim receivable decreased by a net $1,175,000. The activity during the nine months of 2010 included the receipt of approximately $1,561,000 ($1,387,000 relates to property, plant and equipment (“PP&E”)) from our insurance carrier as a partial payment on our insurance claim, of which $1,347,000 was applied against our insurance claim receivable and the remaining balance of $214,000 (all of which relates to PP&E) was classified as other income.  In addition, the activity included $172,000 relating to payables (approved by our insurance carrier) to unrelated third parties.  As a result, there was no insurance claim receivable balance relating to this event at September 30, 2010. We used approximately $849,000 of the insurance proceeds to pay down the Secured Term Loan. Our property insurance carrier is considering our remaining property damage claims.  Any additional insurance proceeds represent a gain contingency and will be recognized if, and when, realized or realizable and earned. There is no business interruption claim associated with this event.

Bryan Distribution Center – As previously reported, in July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas. Our general liability insurance policy provided for coverage against third party damages with a $250,000 loss deductible. Our property insurance policy provided for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of September 30, 2010, the third party general liability claims have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been managing, processing and paying directly the third party general liability claims associated with this event. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. During the first nine months of 2010, our insurance claim receivable decreased by a net $35,000. The activity during the nine months of 2010 included the receipt of additional payments totaling $1,315,000 ($564,000 related to PP&E) from our insurance carrier, of which $444,000 was applied against our insurance claim receivable and the remaining balance of $871,000 ($853,000 related to PP&E) was classified as other income.  In addition, the activity included $409,000 relating to payables (approved by our insurance carrier) to unrelated third parties and to our insurance carrier associated with the general liability deductible. As a result, there was no insurance claim receivable balance relating to this event at September 30, 2010. Based on our current analysis, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Pryor Facility – As previously reported, in June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The costs associated with the rebuild the ammonia reformer were approximately $8 million and the work was completed by the end of September 2010. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period and a minimum $250,000 deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During the first nine months of 2010, the activity associated with our insurance claim receivable included the receipt of partial payments totaling $3,634,000 ($3,157,000 relates to PP&E), of which $865,000 was applied against our insurance claim receivable and the remaining balance of $2,769,000 (all of which relates to PP&E) was classified as other income.  In addition, the activity included a total of $865,000 relating to payables (approved by our insurance carrier) to unrelated third parties and the disposal of the net book value of the damaged property. As a result, there was no insurance claim receivable balance relating to this event at September 30, 2010. The property insurance carrier is considering our remaining property damage claims.  Any additional insurance proceeds represent a gain contingency and will be recognized if, and when, realized or realizable and earned. The insurance claim for business interruption has not been filed and a recovery, if any, from our business interruption coverage has not been recognized.

Estimated Plant Turnaround Costs - Remainder of 2010

Our Chemical Business expenses the costs of planned major maintenance activities (“Turnarounds”) as they are incurred. Based on our current plan for Turnarounds to be performed during the remainder of 2010, we currently estimate that we will incur approximately $2.0 million to $3.0 million of Turnaround costs, which we plan to fund from our available working capital. However, it is possible that the actual costs could be significantly different than our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $2.3 million in the first nine months of 2010 in connection with environmental regulatory issues. For the remainder of 2010, we expect to incur expenses ranging from $0.7 million to $1.0 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations Concerning Greenhouse Gas Emissions

Certain of the manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. There are bills pending or which were pending in Congress or that have been proposed that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. The EPA has instituted a mandatory greenhouse gas reporting requirement beginning in 2010, which will impact all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity purchased by these chemical facilities and increase costs for our use of natural gas, other raw materials (such as anhydrous ammonia), and other energy sources, potentially restrict access to or the use of natural gas and certain other raw materials necessary to produce certain of our chemical products and require us to incur substantial expenditures to retrofit these chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Potential Increase of Imported UAN

A large percentage of the domestic UAN market is supplied by imports. Significant additional UAN production began in the Caribbean during 2010, and we believe that some of this additional UAN production could be marketed in the United States. Generally, foreign production of UAN is produced at a lower cost than UAN produced in the United States. During 2009 and the first nine months of 2010, revenues from the sale of UAN by our Chemical Business were approximately $28 million and $26 million, respectively. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN could have an adverse impact on our revenues and profits from the sale of UAN and fertilizer products.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase our 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $2,500,000 aggregate principal face during the first nine months of 2010, using $2,494,000 of our working capital to purchase this portion of the 2007 Debentures. As a result, $26,900,000 remains outstanding at September 30, 2010.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period of time. The stock repurchase authorization will remain in effect until such time as of our board of directors decides to end it. During the first nine months of 2010, we repurchased 177,100 shares of our common stock at a weighted-average price of $13.67 per share using funds from our working capital.

If we should repurchase an additional portion of our 2007 Debentures or stock, we currently intend to fund any repurchases from our available working capital; however, our plan could change.

Dividends

We are a holding company and, accordingly, our ability to pay cash dividends on our preferred stock and our common stock depends in large part on our ability to obtain funds from our subsidiaries. The ability of ThermaClime (which owns substantially all of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to us is restricted by certain covenants contained in the Working Capital Revolver Loan and the Secured Term Loan. Under the terms of these agreements, ThermaClime cannot transfer funds to us in the form of cash dividends or other distributions or advances, except for:

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

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group in March 2010. There are no optional  or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Subordinated Debentures and Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - On June 28, 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. Only $26.9 million remains outstanding at September 30, 2010, including $5.0 million owned by the Golsen Group.

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

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2010, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at September 30, 2010, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million, a minimum fixed charge coverage ratio of not less than 1.10 to 1, and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2010.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50.0 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at September 30, 2010 was approximately 3.47%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During the first nine months of 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $0.8 million to pay down the Secured Term Loan.  As a result, approximately $49.2 million remain outstanding at September 30, 2010. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $63 million at September 30, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. At September 30, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $72 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2010. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

Cross-Default Provisions - The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.

Litigation Involving an Affiliate

Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method.

CHI has filed a lawsuit in the U.S. District Court, Western District of Oklahoma, against the general partner of the Partnership, styled CHI v. Cepolk Corporation.  CHI alleges, among other things, that:

•	the general partner failed to make its capital contribution of approximately $2.0 million to the Partnership as required under the partnership agreement, and
•
the general partner breached its fiduciary duty and the general partner has been unjustly enriched, in connection with the general partner’s management of the Partnership and the use of and payments to a company that provides maintenance services (“Maintenance Provider”) to the Partnership’s project, which Maintenance Provider is believed to be owned and controlled by the same people as the general partner.

After CHI filed its lawsuit in the Oklahoma U.S. District Court, the general partner, Partnership and the Maintenance Provider filed a lawsuit in Louisiana against CHI alleging that the Louisiana State Court has jurisdiction and should consider the issues in dispute.

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

Related Party Transactions

Golsen Group

The Golsen Group holds $5,000,000 of the 2007 Debentures.  As a result in January 2010, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the nine months ended September 30, 2010, we incurred interest expense of $206,250 relating to the debentures held by the Golsen Group, of which $137,500 was paid in June 2010 and $68,750 remains accrued at September 30, 2010.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies in Item 7 of our Form 10-K for the year ended December 31, 2009.  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies.

During the three months ended September 30, 2010, we had the following change in accounting estimates relating to our Climate Control Business:

•	a decrease in our inventory shrink reserves of $390,000.

The net effect of this change in accounting estimates increased income from continuing operations by $390,000 and net income by $234,000 for the nine and three months ended September 30, 2010. In addition, this change in accounting estimates increased basic and diluted net income per share by $.01 and $.01, respectively, for the nine months ended September 30, 2010 and $.01 and $.01, respectively, for the three months ended September 30, 2010.

As previously reported, during the three months ended September 30, 2009, we had the following changes in accounting estimates relating primarily to our Climate Control Business:

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

Results of Operations

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$122,967	$136,681	$(13,714)	(10.0	) %
Hydronic fan coils	26,711	38,503	(11,792)	(30.6	) %
Other HVAC products	28,367	31,259	(2,892)	(9.3	) %
Total Climate Control	$178,045	$206,443	$(28,398)	(13.8	) %

Gross profit – Climate Control	$60,195	$72,172	$(11,977)	(16.6	) %

Gross profit percentage – Climate Control (1)	33.8%	35.0%	(1.2)%

Operating income – Climate Control	$22,632	$32,146	$(9,514)	(29.6	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased as a result of a 16.9% decline in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve partially offset by a 4.9% increase in sales of our residential products, primarily during the 2010 third quarter. During the first nine months of 2010, we continued to maintain a market share leadership position of approximately 38%, based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils decreased primarily due to a 21.0% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a 14.4% decrease in the average unit sales price due to change in product mix. During the first nine months of 2010, we continue to have a market share leadership position of approximately 27% based on market data supplied by the AHRI;

•	Net sales of our other HVAC products decreased as the result of lower engineering and construction services offset by increases in the sales of our large custom air handlers and modular chillers.

Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above and to a lesser extent higher raw material costs. The gross profit as a percentage of sales decreased primarily as a result of higher material costs, lower absorption of fixed costs and changes in our commercial product mix.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in warranty, commission, and freight expenses ($2.4 million, $1.2 million and $1.0 million, respectively) due primarily to the decrease in sales volume partially offset by an increase in advertising expenses ($1.6 million) as a result of a marketing program launched by one of our subsidiaries and product liability and damage claims ($0.5 million).

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$94,058	$73,165	$20,893	28.6%
Agricultural products	94,018	87,460	6,558	7.5%
Mining products	65,752	43,464	22,288	51.3%
Total Chemical	$253,828	$204,089	$49,739	24.4%

Gross profit – Chemical	$30,631	$35,091	$(4,460)	(12.7	) %

Gross profit percentage – Chemical (1)	12.1%	17.2%	(5.1)%

Operating income – Chemical	$12,310	$15,491	$(3,181)	(20.5	) %

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. Although not fully operational, the Pryor Facility produces agricultural and industrial chemical products as discussed above under “Overview-General”. For the first nine months of 2010, overall sales prices for the Chemical Business increased 7% and the volume of tons sold increased 20%, compared with the same period in 2009, generally as a result of the following;

•
Sales prices for products produced at the El Dorado Facility increased 10% related, in part, to the higher cost of anhydrous ammonia, part of which is passed through to certain of our customers pursuant to contracts and/or pricing arrangements that include raw material feedstock as a pass-through component in the sales price. Pricing for agricultural grade AN was also 10% higher than the prior year period. Overall volume of all products sold from the El Dorado Facility increased 25,000 tons, or 5%.  Industrial acid volumes increased 17,000 tons due to improved economic conditions and spot sales opportunities.  Sales of mining products include industrial grade AN, which volumes increased 40,000 tons.  Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase, and our El Dorado Facility has agreed to reserve certain minimum volumes of industrial grade AN during the year.  The cost-plus supply contract, effective January 1, 2010, increased the annual minimum volume from 210,000 tons to 250,000 tons. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement. Fertilizer grade AN volume of tons shipped at the El Dorado Facility decreased 30,000 tons primarily due to unfavorable weather conditions in the first quarter of 2010.

•
Sales prices at the Cherokee Facility increased 8% compared to the prior year period.  Volumes also increased 8%, with increased volumes across all product lines.  Overall volumes increased 25,000 tons.  Mining and industrial product volumes increased 10,000 and 9,000 tons, respectively, due in part to improved economic conditions.  Agricultural products increased 6,000 tons primarily due to higher UAN fertilizer sales.  In the first nine months of 2009, UAN fertilizer sales were affected by high inventory levels in the distribution chain left over from 2008, as well as unfavorable weather conditions.  While weather conditions were not optimal in 2010, volumes were not impacted by the supply chain as noted above for the prior year.

•
Sales prices increased approximately 2% for products produced at the Baytown Facility due to increased pricing to certain customers, partially offset by decreased fixed expenses under the new agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”) compared to the prior agreement. These expenses are a pass-through component to Bayer.  Overall volumes increased 42% as the result of improved demand from customers.  The increased volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

•
During the first nine months of 2010, our Pryor Facility recognized net sales of $7.8 million for sales of 20,000 tons of anhydrous ammonia and 18,000 tons of UAN. In addition, the Pryor Facility provided 13,000 tons of anhydrous ammonia to our El Dorado and Cherokee Facilities.

Gross Profit - Chemical

The decrease in gross profit of $4.5 million on higher sales resulted in a decrease in the gross profit as a percent of sales for the first nine months of 2010 as compared to the same period of 2009.  Gross profit on UAN fertilizer sales was $2.9 million higher primarily due to increased volumes and pricing. Gross profit on fertilizer grade AN was $6.9 million lower due to higher raw material input costs and lower volume as discussed above. Gross profit on industrial acids and mining products was $3.6 million higher due in part to our industrial grade AN sold per the terms noted above and due to reduced unit costs related to plant efficiencies. Gross profit on our chemical products sold in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher were $0.8 million in the first nine months of 2010 compared to $5.2 million in the same period a year ago. We also recognized a $0.9 million gain on recoveries of precious metals in the first nine months of 2010 compared to $2.5 million in the first nine months of 2009. Losses on natural gas and ammonia hedging contracts (both realized and unrealized) were $1.0 million and $2.8 million for the first nine months of 2010 and 2009, respectively. Primarily as a result of these items, our overall gross profit as a percentage of sales decreased 4.6% for the first nine months of 2010 compared to the same period of 2009.

Operating Income - Chemical

In addition to the decrease in gross profit of $4.5 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $13.4 million for the first nine months of 2010 compared to $11.3 million for the same period of 2009. This decrease was partially offset by a gain of $3.9 million from insurance recoveries received as discussed above under “Liquidity and Capital Resources – Recognition of Insurance Recoveries”.

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

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$5,877	$6,006	$(129)	(2.1)%

Gross profit – Other	$2,027	$1,945	$82	4.2%

Gross profit percentage – Other (1)	34.5%	32.4%	2.1%

General corporate expense and other business operations, net	$(9,246)	$(9,405)	$159	(1.7)%

(1) As a percentage of net sales

Net Sales - Other

The decrease in net sales classified as “Other” relates primarily to the sale of two large industrial machines during the first nine months of 2009 partially offset by an improvement in demand for industrial machinery during 2010.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the improvement in demand for industrial machinery as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net, decreased by $0.2 million primarily as the result of the increase in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $5.9 million for the first nine months of 2010 compared to $5.1 million for the same period in 2009, an increase of $0.8 million. This increase primarily relates to losses (realized and unrealized) of $1.5 million recognized in the first nine months of 2010 associated with our interest rate contracts compared to $0.5 million for the same period in 2009.

Loss and Gain on Extinguishment of Debt

During the first nine months of 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000 and recognized a loss on extinguishment of debt of approximately $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. During the first nine months of 2009, we acquired $10,100,000 aggregate principal amount of the 2007 Debentures for approximately $7,953,000 and recognized a gain on extinguishment of debt of $1,796,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Provision For Income Taxes

The provision for income taxes for the first nine months of 2010 was $8.8 million compared to $14.1 million for the first nine months of 2009. The resulting effective tax rate for the first nine months of 2010 was 43.4% compared to 39.6% for the same period in 2009. As previously reported, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04.  We evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our 2007-2009 consolidated financial statements and the projected consolidated financial statements for the year ending December 31, 2010.

Three months ended September 30, 2010 compared to Three months ended September 30, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$44,006	$41,612	$2,394	5.8%
Hydronic fan coils	10,506	12,346	(1,840)	(14.9	) %
Other HVAC products	10,034	13,455	(3,421)	(25.4	) %
Total Climate Control	$64,546	$67,413	$(2,867)	(4.3	) %

Gross profit – Climate Control	$22,964	$24,746	$(1,782)	(7.2	) %

Gross profit percentage – Climate Control (1)	35.6%	36.7%	(1.1)%

Operating income – Climate Control	$10,112	$10,942	$(830)	(7.6	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 24.8% increase in sales of our residential products partially offset by a 3.7% decline in sales of our commercial products due to the slowdown in the construction and renovation activities in the markets we serve;

•
Net sales of our hydronic fan coils decreased primarily due to a 14.1% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a 2.9% decrease in the average unit sales price primarily due to change in product mix;

•	Net sales of our other HVAC products decreased as the result of lower sales of engineering and construction services partially offset by an increase in sales of modular chillers.

      Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above and, to a lesser extent, higher raw material costs. The decline in gross profit as a percentage of sales of 1.1% is due primarily to increased raw material costs, lower overhead absorption at our manufacturing facilities and changes in commercial product mix.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in warranty expenses of $0.9 million due primarily to the decrease in sales volume.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended September 30,

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Industrial acids and other chemical products	$30,224	$26,468	$3,756	14.2%
Mining products	23,832	12,961	10,871	83.9%
Agricultural products	18,522	20,289	(1,767)	(8.7	) %
Total Chemical	$72,578	$59,718	$12,860	21.5%

Gross profit – Chemical	$5,871	$5,662	$209	3.7%

Gross profit percentage – Chemical (1)	8.1%	9.5%	(1.4)%

Operating income – Chemical	$1,247	$(3,344)	$4,591	137.3%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. Although not operational during substantially all of the third quarter of 2010, the Pryor Facility produces agricultural and industrial chemical products as discussed above under “Overview-General”. For the third quarter of 2010, overall sales prices for the Chemical Business increased 16% and the volume of tons sold increased 5%, compared with the same period in 2009, generally as a result of the following;

•
Sales prices for products produced at the El Dorado Facility increased 10% primarily due to increased pricing for fertilizer grade AN.  Overall volume of all products sold from the El Dorado Facility increased 18,000 tons, or 14% over the prior year third quarter.  Industrial grade AN volumes for the mining industry were up 35,000 tons due to increased demand for coal and other mining services.  Our industrial grade AN is sold to one customer pursuant to a multi-year take or pay supply contract in which the customer has agreed to purchase, and our El Dorado Facility has agreed to reserve, certain minimum volumes of industrial grade AN during the year.  Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement. Agricultural grade AN volumes were down 15,000 tons due to hot and dry weather conditions in certain of our primary market.

•
Sales prices at the Cherokee Facility increased 12% over the prior year quarter primarily due to increased pricing for UAN fertilizer.  However, volume at the Cherokee Facility decreased 10% due to lower UAN fertilizer sales. UAN volumes were lower due to limited production as a result of a Turnaround performed during the third quarter 2010 to rebuild and repair certain equipment in our urea plant.

•
Sales prices for products produced at the Baytown Facility increased 24% over the prior year quarter due primarily to higher ammonia cost which is a pass-through component to Bayer.  Overall volumes increased 3% as demand from Bayer increased.  Volumes have minimal impact to gross profit and operating income due to the provisions of the Bayer Agreement.

•
During the third quarter of 2010, our Pryor Facility recognized net sales of $1.9 million for sales of 6,000 tons of anhydrous ammonia and 1,000 tons of UAN, all of which was sold to unrelated third parties.

Gross Profit - Chemical

Gross profit of $5.9 million for the third quarter of 2010 was $0.2 million higher than in the same quarter of 2009.  Significant positive variances from the prior year quarter include increased margins on industrial and mining products of $2.3 million primarily due to increased selling prices and recoveries of precious metals of $0.8 million in the third quarter of 2010 compared to $0.2 million in the third quarter of 2009.  In addition, we recorded losses on natural gas hedges of $0.4 million in the third quarter of 2010 compared to $0.9 million in the third quarter of 2009.  Gross profit on our chemical products sold in excess of then current market prices due to firm sales commitments made in 2008 when market prices were higher were $1.7 million in the third quarter of 2009 (none in the third quarter of 2010).  In addition, margins on fertilizer grade AN decreased $2.2 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to increased raw material cost.  Partially offsetting the lower margins on our fertilizer grade AN were higher margins on our UAN fertilizer sales and improved plant efficiencies resulting from higher sales volumes in all product lines. Gross profit on UAN fertilizers sales were $0.4 million higher in the third quarter of 2010 than in the same period last year due primarily to higher pricing.

Operating Income - Chemical

In addition to the increase in gross profit of $0.2 million discussed above, our Chemical Business operating income for the third quarter of 2010 increased by $4.6 million primarily due to the insurance recoveries and related gains of $3.1 million from insurance claims discussed above under “Liquidity and Capital Resources - Recognition of Insurance Recoveries”. In addition, operating and other expenses associated with the Pryor Facility were approximately $4.9 million in the third quarter of 2010 compared to $6.1 million in the same period of 2009.

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

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$1,824	$647	$1,177	181.9%

Gross profit – Other	$604	$245	$359	146.5%

Gross profit percentage – Other (1)	33.1%	37.9%	(4.8)%

General corporate expense and other business operations, net	$(2,889)	$(3,328)	$439	(13.2)%

(1) As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to an overall improvement in demand for industrial machinery.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net, decreased by $0.4 million including the impact from the increase in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $1.9 million for the third quarter of 2010 compared to $2.2 million for the same period in 2009, a decrease of $0.3 million. This decrease primarily relates to losses (realized and unrealized) of $0.4 million recognized in the third quarter of 2010 associated with our interest rate contracts compared to $0.7 million for the same period in 2009.

Provision For Income Taxes

The provision for income taxes for the third quarter of 2010 was $2.9 million compared to $1.3 million for the third quarter of 2009. The resulting effective tax rate for the third quarter of 2010 was 43.5% compared to 55.0% for the same period in 2009. The tax provision for the third quarter of 2009 was disproportionately high as a percentage of pretax income primarily due to the impact of filing the federal income tax return during the third quarter of 2009 and the related adjustments necessary to reconcile the completed and filed return with the 2008 estimated tax provision. Additionally, as a result of lower taxable income for 2009, we were limited in the amount of the domestic manufacturer’s deduction that can be utilized. Historically, we have received the full benefit of this deduction, which resulted in a lower effective tax rate.

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

For the first nine months of 2010, net cash provided by continuing operating activities was $22.7 million, including net income plus depreciation and amortization, gain on property insurance recoveries associated with PP&E and other adjustments and net cash used by the following significant changes in assets and liabilities.

Accounts receivable increased $14.4 million including:

•	an increase of $8.9 million relating to the Chemical Business as the result of increased demand for our mining products and increased demand at our Baytown Facility and
•
an increase of $6.1 million relating to the Climate Control Business due primarily to higher sales during the latter portion of the third quarter of 2010 compared to the same period of the fourth quarter of 2009.

Inventories increased $2.0 million primarily due to an increase of $1.7 million relating to the Chemical Business primarily as the result of increased raw material costs.

The change in prepaid and accrued income taxes of $0.3 million primarily relates to the recognition of income taxes for the first nine months of 2010 (including $0.8 million as discussed above under “Results of Operations” relating to the nine months ended September 30, 2010) partially offset by payments made to the taxing authorities.

Other supplies and prepaid items decreased $1.4 million including:

•	a decrease of $3.1 million of prepaid insurance as the result of recognizing the related insurance expense for the first nine months of 2010 partially offset by
•	an increase of $1.7 million of supplies relating to the Chemical Business due primarily to a planned increase in the volume on hand at our facilities.

Accounts payable increased $6.6 million primarily relating to an increase of $5.8 million in the Chemical Business primarily as the result of increased raw material costs at our El Dorado and Baytown Facilities and expenses incurred relating to a Turnaround at our Pryor Facility.

Customer deposits increased $2.3 million in the Chemical Business due primarily to cash received from customers associated with customer product orders.

Accrued payroll and benefits increased $1.8 million including a net increase of $1.0 million in the Climate Control Business primarily due to the timing of payroll-related payments partially offset by the payment of bonuses accrued at December 31, 2009.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first nine months of 2010 was $21.3 million that consisted primarily of $26.1 million for capital expenditures of which $1.7 million and $24.1 million are for the benefit of our Climate Control and Chemical Businesses, respectively. The cash used for capital expenditures by our Chemical Business includes $12.7 million relating to the Pryor Facility. This use of cash was partially offset by $5.3 million of proceeds from property insurances recoveries associated with PP&E.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $11.4 million that primarily consisted of payments on long-term debt, loans and short-term financing totaling $6.8 million, the acquisition of a portion of the 2007 Debentures for $2.5 million and purchases of treasury stock of $2.4 million.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by our subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2010, we have agreed to indemnify the sureties for payments, up to $13.9 million, made by them in respect of such bonds.  Approximately $7.7 million of these insurances bonds expire in 2010 while the remaining $6.2 million expire in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following, which was released during the third quarter of 2010:

Cepolk Holdings, Inc. (“CHI”), a subsidiary of the Company, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). During September 2010, the Partnership repaid its indebtedness to a term lender (“Term Lender”) of the Project. CHI had entered into a non-recourse guaranty of the partnership’s indebtedness to the Term Lender.  In connection with the non-recourse guaranty, CHI had pledged its limited partnership interest in the Partnership to the Term Lender. CHI’s obligation under the non-recourse guaranty was limited to the asset pledged, which was CHI’s limited partnership interest.  As a result of the Partnership repaying in full its indebtedness to the Term Lender, the asset pledged by CHI under the non-recourse guaranty has been released and the lien thereon terminated.  In accordance with GAAP, no liability was required to be established for this guaranty since it was entered into prior to January 1, 2003. Also see a discussion concerning litigation between CHI and the general partner of the Partnership as disclosed above under “Litigation Involving an Affiliate”.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our Form 10-K for the year ended December 31, 2009 and in our Form 10-Qs for the quarterly period ended March 31, 2010 and June 30, 2010, we had certain contractual obligations, with various maturity dates, related to the following:
•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual manufacturing obligations,
•	purchase obligations and
•	other contractual obligations.

In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended September 30, 2010:

•	our contractual obligations relating to futures/forward contracts were $6.3 million as of September 30, 2010 and
•	our committed capital expenditures were approximately $6.2 million for the remainder of 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2010, we had minimal embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

Our Climate Control Business purchases substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business purchases substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, as part of our raw material price risk management, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At September 30, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through December 2010 at a weighted-average cost of $3.24 per pound ($2.4 million) and a weighted-average market value of $3.65 per pound ($2.7 million). Also our futures/forward natural gas contracts were for 680,000 MMBtu of natural gas through December 2010 at a weighted-average cost of $4.24 per MMBtu ($2.9 million) and a weighted-average market value of $3.99 per MMBtu ($2.7 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts. At September 30, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 at a contractual weighted-average exchange rate (U.S. Dollar/Euro) of 1.28 ($1.0 million) and a market weighted-average exchange rate of 1.36 ($1.1 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2010, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At September 30, 2010, the fair value of these contracts (unrealized loss) was $2.3 million.

As of September 30, 2010 and December 31, 2009, the carrying value of our variable rate and fixed rate debt exceeded the debt's estimated fair value by approximately $22.9 million and $22.3 million, respectively.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•
we believe we will be successful in obtaining financing, which will allow  us to  restructure the  maturing  debt on terms  favorable to the  Company; however,  there are no  assurances that we will successfully  restructure the maturing debt at or prior to maturity;

•	if the planned capital expenditures are approved, most of the Chemical Business’ expenditures will likely be funded from working capital and internal cash flows and the Climate Control’s expenditures will likely be financed;
•	EDC anticipates that its share of the cost to construct the pipeline will be approximately $4.0 million and that it is anticipated that the city should complete the construction in 2013;
•
as our subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded and for 2010, we anticipate utilizing  $163,000 of § 48C tax credits to partially offset our federal income tax liability;

•
based on our current analysis, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to the event in Bryan, Texas;

•
federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations;

•	while future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results;
•	if we should repurchase an additional portion of our 2007 Debentures or stock, we currently intend to fund any repurchases from our available working capital; however, our plan could change;
•	we believe that our only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry;
•
another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives;

•	we anticipate modest increased demand from certain of our large industrial customers for the remainder of 2010;
•	it is possible that the fertilizer outlook could be adversely affected by lower grain production, unanticipated changes in commodity prices, or unfavorable weather conditions;
•
we expect to ship substantially all of these orders within the next twelve months; however, due to the current economic conditions in the markets we serve, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional all-electric and gas HVAC systems;
•	we expect to see a continued slow recovery in our Climate Control Business in the short-term as compared to pre-recession levels;
•	for the remainder of 2010, we expect our primary cash needs will be for working capital and capital expenditures;
•	we and our subsidiaries plan to rely upon internally generated cash flows, cash on hand, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations;
•	based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2010;
•	we plan to fund the committed expenditures from working capital, which may include utilizing our Working Capital Revolver Loan, and financing arrangements;
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

•	we believe that some of this additional UAN production from the Caribbean could be marketed in the United States;
•	we do not currently anticipate paying cash dividends on our outstanding common stock in the near future;
•	meeting all required covenant tests for the remaining quarter and the year ending in 2010;
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

•	the El Dorado Facility believes that if it were required to meet more restrictive dissolved minerals permit levels, it should be able to do so; and
•	our internally-generated cash flows and our liquidity could be effected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
•	additional releases (particularly air emissions) into the environment,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper and steel,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in any of our pending litigation,
•	activating operations at full production rates at the Pryor Facility,
•	inability to obtain necessary raw materials;
•	other factors described in the MD&A contained in this report; and
•	other factors described in “Risk Factors” of our 2009 Form 10-K and “Special Note Regarding Forward-Looking Statements” contained in our 2009 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us and/or our subsidiaries not reported in Item 3 of our 10-K for year ended December 31, 2009, our Form 10-Q filed for quarters ended March 31, 2010 and June 30, 2010, except as follows:

One of our subsidiaries, Cepolk Holdings, Inc. (“CHI”) has filed a lawsuit in the U.S. District Court, Western District of Oklahoma, against the general partner of Cepolk Limited Partnership (the “Partnership”), styled CHI v. Cepolk Corporation.  CHI alleges, among other things, that:

•	the general partner failed to make its capital contribution of approximately $2.0 million to the Partnership as required under the partnership agreement, and
•
the general partner breached its fiduciary duty and the general partner has been unjustly enriched, in connection with the general partner’s management of the Partnership and the use of and payments to a company that provides maintenance services (“Maintenance Provider”) to the Partnership’s project, which Maintenance Provider is believed to be owned and controlled by the same people as the general partner.

After CHI filed its lawsuit in the Oklahoma U.S. District Court, the general partner, Partnership and the Maintenance Provider filed a lawsuit in Louisiana against CHI alleging that the Louisiana State Court has jurisdiction and should consider the issues in dispute.

During 2010, EDC became aware that certain personnel at its Whitewright, Texas agricultural distribution site, which personnel had been previously terminated by EDC, disposed of chemicals and debris at the site without authorization.  Upon learning of these acts by the former employees, EDC contracted with an environmental company to analyze the areas of such disposal and dispose of any chemicals and contaminated soils.  Upon completion of testing, it was determined that the area contained contaminants above state action levels. As a result, EDC notified the appropriate authorities in the state of Texas of the contamination.  EDC has installed numerous monitoring wells in coordination with the state, and EDC believes that the cost of this project could be approximately $200,000.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2009 for our discussion concerning risk factors. There are no material changes from the risk factors disclosed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended September 30, 2010, we issued the following unregistered equity securities:

In September 2010, we issued 20 shares of common stock upon the holder’s conversion of 0.5 shares of our Noncumulative Preferred.  Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act.  No commissions or other remuneration was paid for this issuance. We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4.  (Reserved)

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Agreement, effective August 1, 2010, between El Dorado Chemical Company and United Steelworkers of America International Union on behalf of Local 13-434.

10.2	Agreement, effective October 17, 2010, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 4th day of November 2010.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer