Form 10-K
period 2010-12-31
LSB INDUSTRIES INC
filed 2011-03-03
CIK 60714

LSB Industries, Inc.

Form 10-K (12-31-2010)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2010, was approximately $222 million. As a result, the Registrant is an accelerated filer as of December 31, 2010. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2010. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 28, 2011, the Registrant had 21,156,897 shares of common stock outstanding (excluding 4,320,462 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

PART I

ITEM 1.  BUSINESS

General

LSB Industries, Inc. (“LSB” or “Registrant”) was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. LSB is a diversified holding company involved in manufacturing, marketing and engineering operations through its subsidiaries.  LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in various structures. Our markets include commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from four plants located in Arkansas, Alabama, Oklahoma, and Texas for the industrial, mining and agricultural markets. Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products. During the fourth quarter of 2010, we began sustained production of anhydrous ammonia at our previously idled chemical plant located in Oklahoma.

We believe our Climate Control Business has developed leadership positions in certain niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of geothermal and water source heat pumps and hydronic fan coils in the United States (“U.S.”). Further, we believe that we were a pioneer in the use of geothermal technology in the climate control industry and have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction as well as the retrofit and replacement markets.  This flexibility positions us well for an eventual recovery in commercial/institutional and residential construction markets.

In recent years, we have put heavy emphasis on our geothermal heating, ventilation, and air conditioning (“HVAC”) products, which are considered “green” technology and a form of renewable energy. We believe our geothermal systems are among the most energy efficient systems available in the market for heating and cooling applications in commercial/institutional and single family new construction as well as replacement and renovation markets. In 2010, we captured approximately 38% of the geothermal market, based on Air-Conditioning, Heating and Refrigeration Institute (“AHRI”) reported sales of these products. Although the general construction level has been lower than some previous years in both the commercial/institutional and residential sectors, we have continued to increase our market share of the growing geothermal heating and cooling market.

Our Chemical Business engages in the manufacturing and selling of nitrogen based chemical products from four chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), Pryor, Oklahoma (the “Pryor Facility”) and Baytown, Texas (the “Baytown Facility”). Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors, and we believe our Chemical Business has established leading regional market positions.

We sell most of our industrial and mining products to customers pursuant to contracts containing minimum volumes or cost plus a profit provision. These contractual sales stabilize the effect of commodity cost changes. Periodically we enter into forward sales commitments for agricultural products but we sell most of our agricultural products at the current spot market price in effect at time of shipment.

As discussed below under “Chemical Business - Agricultural Products,” the Pryor Facility began limited production in the first quarter of 2010 but did not reach sustained production of anhydrous ammonia until the fourth quarter of 2010. This facility’s production will be predominantly agricultural products.  We expect this additional production will alter the ratio of our sales of agricultural products to our sales of industrial acids and mining products in the future.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Current State of the Economy

Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - Sales for 2010 were down 6% from 2009 due to a 9% reduction in commercial/institutional product sales partially offset by a 6% increase in residential product sales. The reduction in commercial/institutional sales was due to lower order levels during the latter part of 2009 and first quarter of 2010 as a result of the slowdown in commercial/institutional construction coupled with a lower product order backlog at the beginning of 2010 compared with the beginning of 2009. We have seen an increase in the level of commercial/institutional orders in the last three quarters of 2010 over the order levels in 2009. Sales and order levels of our residential products continue to increase year over year despite the slowdown in new residential construction. Based upon published reports of leading indicators, including the Construction Market Forecasting Service (“CMFS”) published by McGraw-Hill as well as the National Architecture Billings Index (“NABI”) published by American Institute of Architects (“AIA”), the overall commercial/institutional construction sector should increase modestly during 2011, where  as CMFS and AIA have projected more aggressive growth in residential construction contract activity during 2011. Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business - Our Chemical Business’ primary markets are industrial, mining and agricultural. During 2010, approximately 61% of our Chemical Business’ sales were into industrial and mining markets of which approximately 69% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2010, customer demand for our industrial and mining products increased over 2009. We believe that such demand will continue to increase in 2011 as the industrial markets in the United States continue to recover based on the American Chemistry Council’s Chemistry and Economic Report.

The remaining 39% of our Chemical Business’ sales in 2010 were made into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Regional Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. During 2010, the anhydrous ammonia market price increased while natural gas costs generally declined. Our Cherokee and Pryor Facilities produce anhydrous ammonia and UAN from natural gas and have benefited from increased margins. On the other hand, our El Dorado Facility is at a current cost disadvantage for their agricultural grade AN, which is produced from purchased ammonia, compared to their competitors that produce from natural gas.

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

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems, including modular geothermal chillers. These products are for use in commercial/institutional and residential HVAC systems. Our products are installed in some of the most recognizable commercial/institutional developments in the United States, including the Prudential Tower, Rockefeller Plaza, Trump Tower, Time Warner Center and many others. In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels. During 2009 and 2010, our Climate Control Business saw a significant decline in sales associated with the multi-family residential and lodging sectors due to the economic downturn.

The following table summarizes net sales information relating to our products of the Climate Control Business:

2010	2009	2008
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	69%	68%	61%
Hydronic fan coils	15%	17%	27%
Other HVAC products	16%	15%	12%
	100%	100%	100%
Percentage of LSB’s consolidated net sales:
Geothermal and water source heat pumps	28%	34%	25%
Hydronic fan coils	6%	9%	11%
Other HVAC products	7%	7%	5%
	41%	50%	41%

Market Conditions - Climate Control Business

As discussed above, based upon published reports of leading indicators, including CMFS as well as AIA, the overall commercial/institutional construction sector should increase modestly during 2011, where as CMFS and AIA have projected more aggressive growth in residential construction contract activity during 2011.

In addition, we believe that tax credits and incentives, and certain planned direct spending by the federal government contained in the American Reinvestment and Recovery Act of 2009, have and could continue to stimulate sales of our geothermal heat pump products, as well as other “green” products.

Geothermal and Water Source Heat Pumps

We believe our Climate Control Business is a leading provider of geothermal and water source heat pumps to the commercial/institutional construction and renovation markets in the United States. Water source heat pumps are highly efficient heating and cooling products, which enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market share for commercial/institutional water source heat pumps relative to other types of heating and air-conditioning systems will continue to grow due to the relative efficiency and longevity of such systems, as well as due to the emergence of the replacement market for those systems.

We have also developed the use of geothermal heat pumps in residential and commercial/institutional applications. Geothermal systems, which circulate water or a combination of water and antifreeze through an underground heat exchanger, are among the most energy efficient systems currently available in the market. We believe the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with other systems, as well as tax incentives that are available to homeowners and businesses when installing geothermal systems, will continue to increase demand for our geothermal products. Our products are sold to the commercial/institutional markets, as well as single and multi-family residential new construction, renovation and replacements.

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils targeting the commercial/institutional markets. Hydronic fan coils use heated or chilled water provided by a centralized chiller or boiler, through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter, have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial/institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. Hydronic fan coils enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces.

Production, Capital Investments and Backlog - Climate Control Business

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial/institutional or residential structures. In addition, most customer product orders are placed well in advance of required delivery dates.

During 2010, we invested approximately $7.2 million in additional property, plant and equipment (“PP&E”) primarily relating to the exercise of an option, pursuant to the terms of the underlying operating lease, to purchase a portion of a production facility. Our investment also included production equipment and other upgrades for additional capacity relating to our Climate Control Business.

As of December 31, 2010, we have committed to spend an additional $1.8 million primarily for production equipment and facility upgrades. Additional investments will depend upon our long-term outlook for the economic conditions that might affect our markets. These investments have and will continue to increase our capacity to produce and distribute our Climate Control products. See discussions under “Liquidity and Capital Resources-Capital Expenditures” of Item 7 of Part II of this report, including Advanced Manufacturing Energy Credits awarded to two subsidiaries of the Climate Control Business.

As of December 31, 2010 and 2009, the backlog of confirmed customer product orders (purchase orders from customers that have been accepted and received credit approval) for our Climate Control Business was approximately $47.6 million and $32.2 million, respectively. The increase in our backlog is primarily the result of increased order levels for our commercial/institutional products, which typically have longer lead times for production scheduling. The backlog of product orders generally does not include amounts relating to shipping and handling charges, service orders or service contract orders and exclude contracts related to our engineering and construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.

Distribution - Climate Control Business

Our Climate Control Business sells its products primarily to mechanical contractors, original equipment manufacturers (“OEMs”) and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by us. OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business in competition with us. The following table summarizes net sales to OEMs relating to our products of the Climate Control Business:

2010	2009	2008
Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	24%	23%	20%
LSB’s consolidated net sales	10%	11%	9%

Market - Climate Control Business

Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems.

Raw Materials and Components - Climate Control Business

Numerous domestic and foreign sources exist for the materials and components used by our Climate Control Business, which include compressors, copper, steel, electric motors, aluminum, and valves. Periodically, our Climate Control Business enters into futures contracts for copper. We do not anticipate any difficulties in obtaining necessary materials and components for our Climate Control Business. Although we believe we will be able to pass to our customers the majority of any cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials and components. While we believe we will have sufficient sources for materials and components, a shortage could impact production of our Climate Control products.

Regulatory Matters - Climate Control Business

The American Reinvestment and Recovery Act of 2009 contains significant incentives for the installation of our geothermal products. Also see discussion concerning Advanced Manufacturing Energy Credits awarded to two subsidiaries under “Liquidity and Capital Resources - Capital Expenditures” of Item 7 of Part II of this report.

Competition - Climate Control Business

Our Climate Control Business competes primarily with several companies, such as Carrier, Trane, Florida Heat Pump, and McQuay,  some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. We believe our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States and that we are competitive as to price, service, warranty and product performance.

Continue to Introduce New Products - Climate Control Business

Based on business plans and key objectives submitted by subsidiaries within our Climate Control Business, we expect to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business.

Chemical Business

General

Our Chemical Business manufactures products for three principal markets:

•	anhydrous ammonia, fertilizer grade AN, UAN, and ammonium nitrate ammonia solution (“ANA”) for agricultural applications,
•	high purity and commercial grade anhydrous ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, and DEF for industrial applications, and
•	industrial grade AN and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

2010	2009	2008
Percentage of net sales of the Chemical Business:
Agricultural products	39%	41%	36%
Industrial acids and other chemical products	36%	37%	38%
Mining products	25%	22%	26%
	100%	100%	100%
Percentage of LSB’s consolidated net sales:
Agricultural products	22%	20%	20%
Industrial acids and other chemical products	21%	18%	22%
Mining products	15%	11%	15%
	58%	49%	57%

Market Conditions - Chemical Business

We discuss below certain details of our agricultural products, industrial acids and other chemical products, mining products, major customers, raw materials and other sales and industry issues affecting our Chemical Business.

As discussed above and in more detail under “Overview-Economic Conditions” of the MD&A contained in this report, it appears that customer demand for our industrial, mining and agricultural products will be sufficiently strong to allow us to run the four chemical plants at optimal production rates, which is an important operating characteristic in chemical process plants. The industrial and mining customer demand is predominantly driven by contractual arrangements with certain large customers. The fertilizer outlook could be affected by significant changes in commodity prices, acres planted or weather conditions.

Agricultural Products

Our Chemical Business produces agricultural grade AN at the El Dorado Facility, anhydrous ammonia and UAN at the Pryor Facility, and anhydrous ammonia, UAN, and ANA at the Cherokee Facility; all of which are nitrogen based fertilizers. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past few years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. The El Dorado Facility produces a high performance AN fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products.

Our subsidiary, El Dorado Chemical Company (“EDC”) establishes long-term relationships with end-users through its network of wholesale and retail distribution centers and our subsidiary, Cherokee Nitrogen Company (“CNC”) sells directly to agricultural customers. Our subsidiary, Pryor Chemical Company (“PCC”), which owns the Pryor Facility, is primarily selling anhydrous ammonia for the agricultural market and is also a party to an UAN purchase and sale agreement (the “UAN Agreement”) with Koch Nitrogen Company (“Koch”) under which Koch agrees to purchase and distribute substantially all of the UAN at market prices produced at the Pryor Facility.  The term of the UAN Agreement is through June 2014, but may be terminated earlier by either party pursuant to the terms of the agreement.

The Pryor Facility began limited production of anhydrous ammonia and UAN in the first quarter of 2010.  The Pryor Facility did not reach sustained production of anhydrous ammonia until the fourth quarter of 2010.  Throughout November and December, market demand for ammonia was strong and most ammonia produced at the Pryor Facility was sold, rather than converted to UAN. During November and December 2010, the Pryor Facility produced a total of approximately 33,000 tons of anhydrous ammonia. Approximately 4,700 tons of the ammonia were converted into 11,500 tons of UAN and most of the balance was sold as ammonia. We expect to begin to convert more anhydrous ammonia to UAN, which will be sold to Koch as discussed above. Currently, the products sold from the Pryor Facility are predominantly agricultural fertilizer.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, fuel additives, emission control, and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, ordnance, and other chemical products. In addition, at the El Dorado Facility, we produce and sell blended and regular nitric acid and we are a niche market supplier of sulfuric acid, primarily to the region’s key paper and related chemical manufacturers. At the Cherokee Facility, we are also a niche market supplier of industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants. As discussed below under “Introduction of New Product” of this Item 1, in January 2010, the Cherokee Facility began producing and selling DEF. In addition, the Pryor Facility is a supplier of anhydrous ammonia to industrial markets for use in a number of industrial manufacturing applications.

We believe the Baytown Facility is one of the largest nitric acid manufacturing units in the United States, with demonstrated capacity exceeding 1,350 short tons per day. The majority of the Baytown Facility’s production is sold to Bayer pursuant to a long-term contract (the “Bayer Agreement”) that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. The initial term of the Bayer Agreement is through June 2014, with certain renewal options.

We compete based upon service, price, location of production and distribution sites, product quality and performance. We also believe we are one of the largest domestic merchant marketers of concentrated and blended nitric acids and provide inventory management as part of the value-added services offered to certain customers.

Mining Products

Our Chemical Business manufactures industrial grade AN at the El Dorado Facility and 83% AN solution at the Cherokee Facility for the mining industry. Effective January 1, 2010, EDC is a party to a long-term cost-plus supply agreement (the “Orica Agreement”). Under the Orica Agreement, EDC supplies Orica International Pte Ltd. with a significant volume of industrial grade AN per year for a term through December 2014. The Orica Agreement replaced EDC’s previous agreement to supply industrial grade AN to Orica USA, Inc.

Major Customers - Chemical Business

The following summarizes net sales to our major customers relating to our products of the Chemical Business:

2010	2009	2008
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	18%	14%	19%
LSB’s consolidated net sales	11%	7%	11%

Net sales to Bayer as a percentage of:
Net sales of the Chemical Business	13%	14%	19%
LSB’s consolidated net sales	8%	7%	11%

Raw Materials - Chemical Business

The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks: anhydrous ammonia, natural gas and sulfur. These raw material feedstocks are commodities, subject to price fluctuations.

The El Dorado Facility purchases approximately 200,000 tons of anhydrous ammonia and 55,000 tons of sulfur annually and produces and sells approximately 470,000 tons of nitrogen-based products and approximately 165,000 tons of sulfuric acid per year. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. because anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of anhydrous ammonia, EDC purchases a majority of its anhydrous ammonia requirements for its El Dorado Facility through December 2012 from this supplier. Periodically, we will enter into futures/forward contracts to economically hedge the cost of certain of the anhydrous ammonia requirements. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract. Prices for anhydrous ammonia during 2010 ranged from $300 to $470 per metric ton. During 2010, the average prices for sulfur ranged from $90 to $160 per long ton.

The Cherokee Facility normally consumes 5 to 6 million MMBtu’s of natural gas to produce and sell approximately 300,000 to 370,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for producing anhydrous ammonia and UAN. The Cherokee Facility’s natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into futures/forward contracts to economically hedge the cost of certain of the natural gas requirements. In 2010, daily spot prices per MMBtu, excluding transportation, ranged from $3.11 to $7.37. Periodically, the Cherokee Facility purchases anhydrous ammonia to supplement its annual production capacity of approximately 175,000 tons. Anhydrous ammonia can be delivered to Cherokee Facility by truck, rail or barge.

The Baytown Facility typically consumes more than 100,000 tons of purchased anhydrous ammonia per year; however, the majority of the Baytown Facility’s production is sold to Bayer pursuant to the Bayer Agreement that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit.

At the Pryor Facility, natural gas is a primary raw material for producing anhydrous ammonia and UAN. The Pryor Facility’s natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into futures/forward contracts to economically hedge the cost of certain of the natural gas requirements. We plan to produce and sell approximately 325,000 tons of UAN annually. In addition to the UAN production, we believe we have excess ammonia capacity which, if achievable, would allow us to sell up to 90,000 tons of ammonia annually. At these rates, the Pryor Facility would consume approximately 6.9 million MMBtu’s of natural gas annually.

Spot anhydrous ammonia, natural gas and sulfur costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:

•	ammonia based upon the low Tampa metric price per ton as published by Fertecon and FMB Ammonia reports,
•	natural gas based upon the daily spot price at the Tennessee 500 pipeline pricing point, and
•	sulfur based upon the average quarterly Tampa price per long ton as published in Green Markets.

Ammonia Price Per Metric Ton	Natural Gas Prices Per MMBtu	Sulfur Price Per Long Ton
	High	Low	High	Low	High	Low
2010	$470	$300	$ 7.37	$3.11	$160	$ 90
2009	$355	$125	$ 6.08	$1.87	$ 30	minimal
2008	$931	$125	$13.16	$5.36	$617	$150

As of February 28, 2011, the published price, as described above, for ammonia was $515 per metric ton and natural gas was $3.75 per MMBtu. The price per long ton for sulfur was $185 per long ton.

Sales Strategy - Chemical Business

Our Chemical Business has pursued a strategy of developing customers that purchase substantial quantities of products pursuant to sales agreements and/or pricing arrangements that provide for the pass through of raw material costs in order to minimize the impact of the uncertainty of the sales prices of our products in relation to the cost of raw materials (anhydrous ammonia, natural gas and sulfur). These pricing arrangements help mitigate the volatility risk inherent in the raw material feedstocks. For 2010, approximately 61% of the Chemical Business’ sales were into industrial and mining markets of which approximately 69% of these sales were made pursuant to these types of arrangements. The remaining 39% of our 2010 sales were into agricultural markets primarily at the price in effect at time of shipment. We enter into futures/forward contracts to economically hedge the cost of natural gas and anhydrous ammonia for the purpose of securing the profit margin on a certain portion of our sales commitments with firm sales prices in our Chemical Business. During 2011, we expect that the agricultural sales as a percent of total sales will increase significantly as a result of the planned annual production of 325,000 ton of UAN at the Pryor Facility.

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

Introduction of New Product - Chemical Business

As part of the Clean Air Act, the United States Environmental Protection Agency (“EPA”) enacted emissions standards, which became effective in 2010, that require the further reduction of nitrogen oxide emissions from diesel engines, starting with heavy-duty vehicles. CNC has developed DEF under the trade name, EarthPure DEFTM, specifically for this application. CNC began production of DEF in January 2010. The production of DEF is currently relatively small as the market is in the early stage of development. We expect this market to grow as the domestic heavy-duty truck fleet is replaced in future years.

Seasonality - Chemical Business

We believe that the only significant seasonal products that we market are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business typically increases its inventory of AN and UAN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters - Chemical Business

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters" of this Item 1 and various risk factors under Item 1A.

Competition - Chemical Business

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Dyno Nobel, Koch, Potash Corporation of Saskatchewan, and Yara International, many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

In addition, see discussion concerning potential increase of imported fertilizer grade AN and UAN under Item 1A of this Part 1.

Employees

As of December 31, 2010, we employed 1,780 persons. As of that date, our Climate Control Business employed 1,233 persons, none of whom were represented by a union, and our Chemical Business employed 480 persons, with 148 represented by unions under agreements that expire in July through November of 2013.

Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future.

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

1.  Discharge Water Matters

The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit (“2004 NPDES permit”), which became effective in 2004. In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review.  EDC submitted comments to the ADEQ on the draft permit in December 2010.  The preliminary draft is subject to approval by the EPA of the rule change.

The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. However, as part of our long-term compliance plan, EDC is pursuing a rulemaking and permit modification with the ADEQ.  The ADEQ approved a rule change, subject to certification by the Arkansas Secretary of State and approval by the EPA.  The ADEQ incorporated the revised dissolved minerals limits in the preliminary draft permit received in November 2010.

During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the 2004 NPDES permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at December 31, 2010 as a result of the Administrative Order.

In conjunction with our long-term compliance plan, the city of El Dorado, Arkansas received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits, EDC intends to participate in the construction of the pipeline that will be owned by the city in order to ensure that EDC will be able to comply with future permit limits.  EDC anticipates its cost in connection with the construction of the pipeline for EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. The city plans to complete the construction of the pipeline in 2013.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO requires EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2010, in connection with this matter.

2.      Air Matters

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado and Cherokee Facilities and the Baytown Facility. The EPA is requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at December 31, 2010, in connection with this matter.

3.      Other Environmental Matters

In December 2002, two subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

Our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination. Currently, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated. The ultimate required remediation, if any, is unknown.

In addition, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that this site has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation. Currently, it is unknown what damages, if any, the KDHE will claim. The nature and extent of a portion of the requirements are not currently defined and the associated costs (or range of costs) are not reasonably estimable.

At December 31, 2010, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $178,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

During 2010, EDC became aware that certain personnel at its Whitewright, Texas agricultural distribution site, which personnel had been previously terminated by EDC, disposed of chemicals and debris at the site without authorization. Upon learning of these acts by the former employees, EDC contracted with an environmental company to analyze the areas of such disposal and dispose of any chemicals and contaminated soils. Upon completion of testing, it was determined that the area contained contaminants above state action levels. As a result, EDC notified the appropriate authorities in the state of Texas of the contamination. EDC has installed numerous monitoring wells in coordination with the state. We have incurred costs totaling $208,000 associated with this project, which includes an estimated $50,000 in current accrued and other liabilities at December 31, 2010. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

ITEM 1A.  RISK FACTORS

Risks Related to Us and Our Business

Our Climate Control and Chemical Businesses and their customers are sensitive to adverse economic cycles.

Our Climate Control Business can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the construction and renovation industries, which are particularly sensitive to these factors. Due to the recession, we have experienced and could continue to experience a decline in both commercial/institutional and residential construction and, therefore, demand for our Climate Control Business products. A decline in the economic activity in the United States has in the past, and could in the future, have a material adverse effect on us and our customers in the construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts, in our Climate Control Business and could have a material adverse effect on our operating results, financial condition and liquidity.

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

Environmental and regulatory matters entail significant risk for us.

Our businesses are subject to numerous environmental laws and regulations, primarily relating to our Chemical Business. The manufacture and distribution of chemical products are activities, which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we have established processes to monitor, review and manage our businesses to comply with the numerous environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

If changes to the production equipment at our chemical facilities are required in order to comply with environmental regulations, the amount of capital expenditures necessary to bring the equipment into compliance is unknown at this time and could be substantial.

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

The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. There are bills pending or that have been proposed in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and  other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of certain raw materials necessary to produce of our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

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

For 2010, five customers of our Chemical Business accounted for approximately 45% of its net sales and 26% of our consolidated sales, and our Climate Control Business had three customers (including affiliates and their distributors) that accounted for approximately 24% of its net sales and 10% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

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

Since we source certain of our raw materials and components on a global basis, we may experience long lead times in procuring those raw materials and components purchased overseas, as well as being subject to tariff controls and other international trade barriers, which may increase the uncertainty of raw material and component availability and pricing volatility.

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

Potential increase of imported ammonium nitrate from Russia.

In 2000, the U.S. and Russia entered into a suspension agreement limiting the quantity of, and setting the minimum prices for, fertilizer grade AN sold from Russia into the U.S.

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

For 2010, net sales of fertilizer grade AN accounted for 16% and 9% of our Chemical Business net sales and consolidated net sales, respectively. If the suspension agreement is changed, as discussed above, this change could result in Russia substantially increasing the amount of AN sold in the U.S. at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.

Potential increase of imported urea ammonium nitrate (UAN).

A large percentage of the domestic UAN market is supplied by imports.  Significant additional UAN production began in the Caribbean during 2010, and we believe that some of this additional UAN production could be marketed in the U.S. Generally, foreign production of UAN is produced at a lower cost than UAN produced in the U.S., and could have an adverse impact on the domestic UAN market, and the domestic fertilizer market in general, including the UAN and fertilizer markets of our Chemical Business, by foreign producers increasing supply and possibly reducing prices.

For 2010, net sales of UAN accounted for 11% and 6% of our Chemical Business net sales and consolidated net sales, respectively. Additionally, UAN is the primary product to be produced and sold by the Pryor Facility. This potential additional import of UAN could have an adverse impact on our revenues and operating results.

Our previously idled Pryor Facility has a limited operating history.

The Pryor Facility reached sustained production of anhydrous ammonia in the fourth quarter of 2010.  The nitric acid, neutralizer, and urea plants at the Pryor Facility were reactivated to produce UAN.  However, our ability to operate the Pryor Facility for extended periods is unknown due to our limited operating history at this facility.

Our previously utilized net operating loss carryforwards are subject to certain limitations and examination.

We had generated significant net operating loss (“NOL”) carryforwards from certain historical losses. During recent years, we have utilized all of the remaining federal NOL carryforwards and a portion of our state NOL carryforwards. The utilization of these NOL carryforwards has reduced our income tax liabilities. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During 2011, we were notified that we will be under examination by the IRS and certain state tax authorities for the tax years 2007-2009.

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

LSB is a holding company and depends, in large part, on receiving funds from its subsidiaries to fund our indebtedness.

Because LSB is a holding company and operations are conducted through its subsidiaries, including ThermaClime, LLC (“ThermaClime”) and its subsidiaries, LSB’s ability to make scheduled payments of principal and interest on its indebtedness depends, in large part, on the operating performance and cash flows of its subsidiaries and the ability of its subsidiaries to make distributions and pay dividends to LSB. Under its loan agreements, ThermaClime and its subsidiaries may only make distributions and pay dividends to LSB under limited circumstances and in limited amounts.

Loss of key personnel could negatively affect our business.

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers. We cannot promise that our principal executive officers will continue to be available. Jack E. Golsen has an employment agreement with us. No other principal executive has an employment agreement with us. The loss of some of our principal executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

We are effectively controlled by the Golsen Group.

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) owned as of February 28, 2011, an aggregate of 3,506,093 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represents approximately 20% of the voting power of our issued and outstanding voting securities as of that date.  In addition, the Golsen Group also beneficially owned options and other convertible securities that allowed its members to acquire an additional 197,250 shares of our common stock within 60 days of February 28, 2011. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

We have not paid dividends on our outstanding common stock in many years.

Although we have paid dividends on our outstanding series of preferred stock (two of the three outstanding series of preferred stock are owned by the Golsen Group), we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2011. In addition, there are certain limitations contained in our loan agreements, which limit our subsidiaries from up streaming funds to LSB that may limit our ability to pay dividends on our outstanding common stock.

Future issuance or potential issuance of our common stock could adversely affect the price of our common stock, our ability to raise funds in new stock offerings and could dilute the percentage ownership of our common stockholders.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock. Such future sales could also significantly reduce the percentage ownership of our common stockholders.

We are subject to a variety of factors that could discourage other parties from attempting to acquire us.

Our certificate of incorporation provides for a staggered board of directors and, except in limited circumstances, a two-thirds vote of outstanding voting shares to approve a merger, consolidation or sale of all, or substantially all, of our assets. In addition, we have entered into severance agreements with our executive officers and some of the executive officers of certain subsidiaries that provide, among other things, that if, within a specified period of time after the occurrence of a change in control of LSB, these officers are terminated, other than for cause, or the officer terminates his employment for good reason, we must pay such officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control.

We have authorized and unissued (including shares held in treasury) 53,843,928 shares of common stock and 4,229,526 shares of preferred stock as of December 31, 2010. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Climate Control Business

Our Climate Control Business manufactures most of its geothermal and water source heat pump products in a 340,000 square foot facility in Oklahoma City, Oklahoma. During 2010, we exercised an option, pursuant to the terms of the underlying operating lease, to purchase a portion of this facility.  As a result, we own this facility, subject to a mortgage.  For 2010, we utilized approximately 60% of the productive capacity of this manufacturing facility, based primarily on two ten-hour shifts per day and a four-day workweek. In addition, we own a 46,000 square foot building, subject to a mortgage, which is adjacent to this manufacturing facility, primarily used for storage of raw material and component inventory. We also utilize approximately 110,000 square feet of an existing facility for a distribution center, which facility we own, subject to a mortgage.

Our Climate Control Business conducts its fan coil manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. We own this facility, subject to a mortgage. For 2010, our fan coil manufacturing operation utilized approximately 44% of the productive capacity, based primarily on one ten-hour shift per day and a four-day workweek.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility located in Oklahoma City, Oklahoma, consisting of approximately 110,000 square feet. We own this facility subject to a mortgage. For 2010, we utilized approximately 84% of the productive capacity of this manufacturing facility, based primarily on a one eight-hour shift on a five-day workweek and a partial second shift in selected areas.

The modular chiller manufacturing operation of the Climate Control Business is in the process of establishing separate production facilities within Oklahoma City in order to increase production capacity and accommodate potential sales volume increases expected due to new products currently under development. Currently, modular chillers are being produced in our geothermal and water source heat pump manufacturing facility. The new production facility will occupy approximately 70,000 square feet in an existing facility owned by us, subject to a mortgage.  The expected date for completing this transition is during the second quarter of 2011.

All of the properties utilized by our Climate Control Business are suitable to meet the current needs of that business.

Chemical Business

Our Chemical Business primarily conducts manufacturing operations in facilities located:
•	on 150 acres of a 1,400 acre tract of land in El Dorado, Arkansas,
•	on 160 acres of a 1,300 acre tract of land in Cherokee, Alabama,
•	on property within Bayer’s complex in the Baytown, Texas, and
•	on 58 acres in an industrial park in Pryor, Oklahoma.

We own all of these manufacturing facilities except the Baytown Facility. Except for certain assets that are owned by El Dorado Nitric Company and its subsidiaries (“EDN”) for use in the production process within the Baytown Facility, the Baytown Facility is owned by Bayer. EDN operates and maintains the Baytown Facility pursuant to the Bayer Agreement. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $50 million term loan. For 2010, the following facilities were utilized based on continuous operation, which is adjusted for downtime for planned major maintenance activities (“Turnarounds”).

Percentage of Capacity
El Dorado Facility (1)	81%
Cherokee Facility (2)	99%
Baytown Facility	88%
Pryor Facility (3)	n/a

(1) The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.
(2) The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility is able to purchase anhydrous ammonia by truck, rail or barge to supplement its ammonia production capacity. The Cherokee Facility has additional capacity for nitric acid, AN and UAN in excess of its ammonia capacity.
(3) As discussed, our previously idled Pryor Facility did not reach sustained production until the fourth quarter of 2010. As a result, the capacity utilized was minimal.  We expect to be able to report the percentage of capacity in 2011.

In addition to the El Dorado and Cherokee Facilities, our Chemical Business distributes its agricultural products through 15 wholesale and retail distribution centers, with 13 of the centers located in Texas (10 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

All of the properties utilized by our Chemical Business are suitable and adequate to meet the current needs of that business.

ITEM 3.  LEGAL PROCEEDINGS

1.      Environmental See “Business-Environmental Matters” for a discussion as to:

•	certain environmental matters relating to water and air issues at our El Dorado Facility;
•	certain environmental remediation matters at our former Hallowell Facility; and
•	certain environmental matters at one of our agricultural distribution centers.

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

The Jayhawk Group has filed suit against us and Golsen alleging that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,
•	violation of 10(b) of the Exchange Act and Rule 10b-5,
•	violation of 17-12A501 of the Kansas Uniform Securities Act, and
•	breach of contract.

The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and have asserted that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at December 31, 2010 as a result of this matter.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including product liability claims for damages related to our Climate Control products. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2010, our accrued general liability insurance claims were $1,230,000 and are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could exceed our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

ITEM 4.  [Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the board of directors. Information regarding LSB’s executive officers is as follows:

Jack E. Golsen (1) - Chairman of the Board and Chief Executive Officer.  Mr. Golsen, age 82 first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry.  Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis.

Barry H. Golsen, J.D. (1) - Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 60, first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of LSB in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994  Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than ten years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss - Executive Vice President of Operations and Director. Mr. Goss, age 70, first became a director in 1971. His term will expire in 2012. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than ten years. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby - Executive Vice President of Finance and Director. Mr. Shelby, age 69, first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than ten years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Steven J. Golsen (1) - Chief Operating Officer of the Climate Control Business. Mr. Golsen, age 58, has been nominated to stand for election as a director at our 2011 Annual Meeting of Stockholders.  If elected, his term will expire in 2014.  Mr. Golsen attended the University of New Mexico and University of Oklahoma.  Mr. Golsen has been employed by the Company since 1976.  Mr. Golsen has served as Chief Operating Officer of our Machine Tool and Specialized Engineering Business and Climate Control Business for more than ten years.

Jim D. Jones (2) - Senior Vice President and Treasurer. Mr. Jones, age 68, has been Senior Vice President and Treasurer since July 2003, and has served as an officer of LSB since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1) - Senior Vice President and General Counsel. Mr. Shear, age 51, has been Senior Vice President and General Counsel since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

Michael D. Tepper – Senior Vice President of International Operations. Mr. Tepper, age 72, has served in substantially the same capacity for more than ten years.  Mr. Tepper is a graduate of the Wharton School of the University of Pennsylvania.

Michael G. Adams - Vice President and Corporate Controller. Mr. Adams, age 61, has been Vice President and Corporate Controller since 2008 and has served as an officer of LSB since March 1990. Mr. Adams is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Adams is a graduate of the University of Oklahoma.

Harold L. Rieker Jr. - Vice President and Principal Accounting Officer. Mr. Rieker, age 50, has been Vice President and Principal Accounting Officer since 2008 and has served as an officer of LSB since March 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

(1)	Barry H. Golsen and Steven J. Golsen are the sons of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

(2)
The Company and Mr. Jones entered into a settlement order with the SEC, which resulted in Mr. Jones entering into an agreement with the Oklahoma Accounting Board placing him on probation through July 2011.  Under the order with the SEC, the Company and Mr. Jones agreed, without admitting or denying any wrongdoing, not to commit violations of certain provisions of the Securities Exchange Act of 1934, as amended.  Mr. Jones also consented not to appear before the SEC as an accountant, but can apply for reinstatement at any time after July 2011.

  PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low sales prices.

Year Ended
December 31,
2010	2009
Quarter	High	Low	High	Low
First	$15.99	$12.61	$10.87	$6.62
Second	$19.96	$13.23	$18.16	$9.67
Third	$18.99	$12.71	$18.31	$14.85
Fourth	$24.58	$18.60	$15.70	$10.62

Stockholders

As of February 28, 2011, we had 612 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Dividends

See discussion concerning dividends below under “Liquidity and Capital Resources - Dividends” of Item 7 contained in this report.

Equity Compensation Plans

See discussions relating to our equity compensation plans under Item 12 of Part III contained in this report.

Sale of Unregistered Securities

During the three months ended December 31, 2010, we issued the following unregistered equity securities:

In December 2010, we issued 900 shares of common stock upon the holder’s conversion of 22.5 shares of our noncumulative redeemable preferred stock (“Noncumulative Preferred”). Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred.  The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act. No commissions or other remuneration was paid for this issuance. We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 2010, there were no purchases of equity securities by the Company and affiliated purchasers.

Preferred Share Rights Plan

We have adopted a preferred share rights plan, which is designed to protect us against certain creeping acquisitions, open market purchases and certain mergers and other combinations with acquiring companies. See Note 16 of the Notes to Consolidated Financial Statements included in this report as to discussion relating to the terms of the preferred share rights plan.

ITEM 6.  SELECTED FINANCIAL DATA (1)

Year ended December 31,
2010	2009	2008	2007	2006
(Dollars In Thousands, Except Per Share Data)
Selected Statement of Income Data:

Net sales	$609,905	$531,838	$748,967	$586,407	$491,952
Interest expense	$7,427	$6,746	$11,381	$12,078	$11,915
Provisions for income taxes (2)	$19,787	$15,024	$18,776	$2,540	$901
Income from continuing operations	$29,715	$21,849	$36,560	$46,534	$15,768
Net income	$29,574	$21,584	$36,547	$46,882	$15,515
Net income applicable to common stock	$29,269	$21,278	$36,241	$41,274	$12,885
Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$1.39	$1.01	$1.71	$2.09	$.92
Net income (loss) from discontinued operations	$(.01)	$(.01)	$-	$.02	$(.02)
Net income	$1.38	$1.00	$1.71	$2.11	$.90
Diluted:
Income from continuing operations	$1.33	$.97	$1.58	$1.82	$.77
Net income (loss) from discontinued operations	$(.01)	$(.01)	$-	$.02	$(.01)
Net income	$1.32	$.96	$1.58	$1.84	$.76

Selected Balance Sheet Data:

Total assets	$387,981	$338,633	$335,767	$307,554	$219,927
Redeemable preferred stock	$45	$48	$52	$56	$65
Long-term debt, including current portion	$95,392	$101,801	$105,160	$122,107	$97,692
Stockholders' equity	$179,370	$150,607	$130,044	$94,283	$43,634

Selected other data:
Cash dividends declared per common share	$-	$-	$-	$-	$-

(1)	See discussions included in Item 7 of Part II of this report.
(2)
Beginning in the fourth quarter of 2007, we began recognizing a provision for regular federal income taxes as the result of reversing the valuation allowance on federal NOL carryforwards and other timing differences and the associated utilization of the federal NOL carryforwards.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2010 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See "Special Note Regarding Forward-Looking Statements."

Overview

General

LSB is a manufacturing, marketing and engineering company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For 2010, approximately 41% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from four plants located in Arkansas, Alabama, Oklahoma, and Texas for the industrial, mining and agricultural markets. Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For 2010, approximately 58% of our consolidated net sales relates to the Chemical Business.

As discussed below under “Chemical Business”, the Pryor Facility began limited production of anhydrous ammonia and UAN in the first quarter of 2010.  The Pryor Facility did not reach sustained production of anhydrous ammonia until the fourth quarter of 2010.  Throughout November and December, market demand for ammonia was strong and most ammonia produced at the Pryor Facility was sold, rather than converted to UAN. During November and December 2010, the Pryor Facility produced a total of approximately 33,000 tons of anhydrous ammonia. Approximately 4,700 tons of the ammonia were converted into 11,500 tons of UAN and most of the balance was sold as ammonia.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - Sales for 2010 were down 6% from 2009 including an 18% decline in hydronic fan coil sales and a 5% decline in geothermal and water source heat pump sales. From a construction sector perspective, the net decrease is due to a 9% reduction in commercial/institutional product sales partially offset by a 6% increase in residential product sales.  The reduction in commercial/institutional sales was due to lower order levels during the latter part of 2009 and first quarter of 2010 as a result of the slowdown in commercial/institutional construction coupled with a lower product order backlog at the beginning of 2010 compared with the beginning of 2009. We have seen an increase in the level of commercial/institutional orders in the last three quarters of 2010 over the order levels in 2009.  Sales and order levels of our residential products continue to increase year over year despite the slowdown in new residential construction. Based upon published reports of leading indicators, including the CMFS published by McGraw-Hill as well as the NABI published by AIA, the overall commercial/institutional construction sector should increase modestly during 2011, where as CMFS and AIA have projected more aggressive growth in residential construction contract activity during 2011. Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business - Our Chemical Business’ primary markets are industrial, mining and agricultural. During 2010, approximately 61% of our Chemical Business’ sales were into industrial and mining markets of which approximately 69% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2010, customer demand for our industrial and mining products increased over 2009. We believe that such demand will continue to increase in 2011 as the industrial markets in the United States continue to recover based on the American Chemistry Council’s Chemistry and Economic Report.

The remaining 39% of our Chemical Business’ sales in 2010 were made into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat and forage. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Regional Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. During 2010, the anhydrous ammonia market price increased while natural gas costs generally declined. Our Cherokee and Pryor Facilities produce anhydrous ammonia and UAN from natural gas and have benefited from increased margins.  On the other hand, our El Dorado Facility is at a current cost disadvantage for their agricultural grade AN, which is produced from purchased ammonia, compared to their competitors that produce from natural gas.

2010 Results

Our consolidated net sales for 2010 were $609.9 million compared to $531.8 million for 2009. The sales increase of approximately $78.1 million includes an increase of $93.3 million in our Chemical Business partially offset by a decrease of $15.6 million in our Climate Control Business. Although our Climate Control Business’ sales were lower for 2010, our annual order levels and year-end backlog increased over 2009.

Our consolidated operating income was $55.9 million for 2010 compared to $40.7 million for 2009. The increase in operating income of $15.2 million included an increase of $16.8 million in our Chemical Business partially offset by a decrease of $2.4 million in our Climate Control Business. In addition, our general corporate expense and other business operations net expenses decreased $0.8 million.

Our resulting effective income tax rate for 2010 was approximately 40% compared to 41% for 2009. As previously reported, during 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for 2010.  For 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04 and $.03, respectively.

Climate Control Business

Our Climate Control sales for 2010 were $250.5 million, or $15.6 million below 2009, comprised of an approximately $8.4 million decline in hydronic fan coil sales and a $8.3 million decrease in geothermal and water source heat pump sales partially offset by an increase of $1.1 million in other HVAC sales. From a commercial/institutional market sector perspective, the net decrease includes a $19.2 million decline in commercial/institutional product sales offset by an approximately $3.6 million increase in residential product sales. The decline in the commercial/institutional sector of our business is attributable to the general economic conditions in the industries and markets we serve.

We continue to closely follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Single-Family Residential
•	Education
•	Healthcare
•	Offices
•	Multi-Family Residential
•	Lodging
•	Manufacturing
•	Pharmaceutical

During 2010, approximately 75% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 25% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For 2010, the product order intake level was $254.7 million as compared to $207.2 million for 2009. For the fourth quarter of 2010, the product order intake was $61.3 million and sales were $72.5 million compared to $48.5 million and $59.7 million, respectively, for the same period of 2009. For 2010, product orders for commercial/institutional and residential products increased 23.5% and 21.3%, respectively, as compared to 2009. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.

Our order backlog was $47.6 million at December 31, 2010 as compared to $54.8 million at September 30, 2010, $48.2 million at June 30, 2010, $36.0 million at March 31, 2010, and $32.2 million at December 31, 2009. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. For the first two months of 2011, our new orders received were approximately $43 million and our backlog was approximately $52 million at February 28, 2011.

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

Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy.  Homeowners who install GHP’s are eligible for a 30% tax credit.  Businesses that install GHP’s are eligible for a 10% tax credit and five year accelerated depreciation on the balance of the system cost.  During 2011, businesses also have the option of electing 100% bonus depreciation on qualifying equipment, such as GHP’s, that are placed in service during the year.

Although our Climate Control Business has shown steady improvement in new order levels during the last three quarters of 2010 over the comparable quarters of 2009, we expect to see a continuing slow recovery in the short-term as compared to pre-recession levels. We have significantly increased our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for our products, including GHPs. We believe that the recently enacted federal tax credits for GHPs have had a positive impact on sales of those highly energy efficient and green products.

Chemical Business

Our Chemical Business operates the El Dorado Facility, the Cherokee Facility, the Baytown Facility and the Pryor Facility. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline. The El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by truck, rail or barge.

Our Chemical Business sales for 2010 were $351.1 million, an increase of $93.3 million.  The sales increase was a result of increased volumes of mining and industrial acid products.  Agricultural sales also increased primarily due to sales from our Pryor Facility of $25.0 million, which facility did not recognize sales in 2009.  In addition, increases in raw material costs resulted in higher selling prices to customers that have contractual obligations allowing us to recover our costs.

The percentage change in sales (volume and dollars) for 2010 compared to 2009 is as follows:

Percentage Change of
Tons	Dollars
Increase
Chemical products:
Agricultural	10%	30%
Industrial acids and other	27%	32%
Mining	31%	54%
Total weighted-average change	24%	36%

The disproportionate change in agricultural tons sold versus sales dollars is primarily due to lower agricultural grade AN demand due to dry, hot weather conditions in certain of our primary markets, partially offset by increased selling prices. UAN sales volumes were also lower and were impacted primarily by lower inventory on hand at the beginning of the 2010 third quarter and an extended Turnaround at our Cherokee Facility.

The increase in industrial acids and mining sales both in tons and dollars is partially due to improved economic conditions resulting in increased customer demand, as well as higher ammonia feedstock cost in 2010 that was passed through in the selling price pursuant to pricing arrangements with certain customers.

Since the Pryor Facility did not reach sustained production until the fourth quarter of 2010, most of its operating expenses for 2010 and 2009 were not attributable to the production of product and were therefore expensed as incurred rather than charged to inventory. Approximately $13.3 million and $16.0 million of Pryor Facility operating expenses were classified as selling, general and administrative expense (“SG&A”) in 2010 and 2009, respectively.

During the fourth quarter of 2010, the Pryor Facility reached sustained production and produced 41,000 tons of anhydrous ammonia, most of which was sold.  For the fourth quarter of 2010, Pryor Facility reported unrelated party sales of $17.2 million and operating income of $11.4 million, which includes other income of $3.0 million relating to property insurance recoveries.

As discussed below under “Liquidity and Capital Resources-Recognition of Insurance Recoveries”, we received payments totaling $6.5 million in 2010 associated with the Pryor Facility’s property insurance claim, of which $5.7 million is included in other income. Also, our Chemical Business recognized $1.6 million of other income associated with other property insurance recoveries.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, which we generally purchase at prices in effect at the time of delivery. During 2010, the average prices for those commodities compared to 2009 were as follows:

2010	2009
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.74	$4.31
Ammonia average price based upon low Tampa price per metric ton	$405	$272
Sulfur price based upon Tampa average quarterly price per long ton	$123	$11

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

December 31, 2010	December 31, 2009
(Dollars In Millions)
Cash and cash equivalents	$66.9	$61.7
Short-term investments (1)	10.0	10.1
	$76.9	$71.8

Long-term debt:
2007 Debentures due 2012	$26.9	$29.4
Secured Term Loan due 2012	48.8	50.0
Other	19.7	22.4
Total long-term debt, including current portion	$95.4	$101.8

Total stockholders’ equity	$179.4	$150.6

Long-term debt to stockholders’ equity ratio (2)	0.5	0.7

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

At December 31, 2010, our cash, cash equivalents and short-term investments totaled $76.9 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For 2011, we expect our primary cash needs will be for working capital and capital expenditures. We plan to rely upon internally generated cash flows, cash on hand, proposed new financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations. See discussion below concerning our proposed new financing and our universal shelf registration statement. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

Our convertible senior subordinated notes due July 2012 (the “2007 Debentures”) bear interest at the annual rate of 5.5%. Interest is payable in arrears on January 1 and July 1 of each year.

The secured term loan due November 2012 (the “Secured Term Loan”) accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2010 was approximately 3.29%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. However, we agreed to apply certain insurance proceeds to reduce the outstanding principal as the proceeds are received, of which we used approximately $1.2 million to pay down the Secured Term Loan. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities.

Since the 2007 Debentures and the Secured Term Loan both mature in 2012, and considering the uncertainty that exists in current and anticipated near-term credit availability, we reviewed various alternatives for the early retirement of these obligations. Based on this review, ThermaClime engaged the Secured Term Loan lender on an exclusive basis through March 31, 2011 to use its best efforts to syndicate a new term loan of $75 million (“Loan”).  If the Loan is completed based on currently proposed terms, the Loan would be for a term of five years, collateralized with certain assets within our Chemical Business that are currently collateral for ThermaClime’s Secured Term Loan. The proposed financial covenants of the Loan are substantially identical to the financial covenants of the Secured Term Loan. We plan to use the proceeds of the Loan to prepay ThermaClime’s Secured Term Loan and the balance for working capital. ThermaClime would also be allowed under the Loan to transfer/distribute up to $27 million to LSB to purchase or retire or repay, in a manner to be determined, the outstanding 2007 Debentures. The closing of the Loan is subject to numerous conditions, including the syndication of the Loan and completion of definitive loan agreements. We believe we will be successful in obtaining financing, which will allow us to restructure the maturing debt on terms favorable to us.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

The Working Capital Revolver Loan, which certain subsidiaries (the “Borrowers”) are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2010, we had approximately $48.9 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit.

The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during 2011.

In 2009, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. During 2011, we were notified that we will be under examination by the IRS and certain state tax authorities for the tax years 2007-2009.

We believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $700,000 and $608,000 accrued for uncertain tax liabilities at December 31, 2010 and 2009, respectively.

Capital Expenditures

Capital Expenditures-2010

Cash used for capital expenditures during 2010 was $34.5 million, including $2.3 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $31.7 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities. The Chemical Business capital expenditures include $15.6 million associated with the Pryor Facility, of which approximately $8.0 million replaced PP&E damaged by a fire. The Chemical Business capital expenditures also include approximately $0.5 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were primarily funded from working capital and a portion of the payments received associated with our property insurance claims. In addition to capital expenditures purchased with cash, one of our Climate Control Business subsidiaries exercised its option, pursuant to the terms of the underlying operating lease, to purchase a portion of its production facility for approximately $4.9 million, which purchase was financed by a third party lender.

Committed and Planned Capital Expenditures-2011

At December 31, 2010, we had committed capital expenditures of approximately $3.5 million for 2011. The committed expenditures included $1.6 million primarily for process and reliability improvements in our Chemical Business and approximately $0.1 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $1.8 million primarily for production equipment and facility upgrades in our Climate Control Business. We plan to fund these expenditures from working capital.

In addition to committed capital expenditures at December 31, 2010, we had additional planned capital expenditures for 2011 in our Chemical Business of approximately $24.3 million and in our Climate Control Business of approximately $18.4 million.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for 2011.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. In conjunction with our long-term compliance plan, EDC intends to participate in a wastewater pipeline project for disposal of wastewater that the city of El Dorado, Arkansas will construct and own. The ability for the El Dorado Facility to use the wastewater pipeline will ensure EDC’s ability to comply with future permit limits.  In order to participate and to use the pipeline, EDC would be required to pay a portion of the construction cost of the pipeline and a portion of future operating costs. EDC anticipates that its share of the cost to construct the pipeline will be approximately $4.0 million and its share of future operating costs will not be significant. The city plans to complete the construction in 2013.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through February 2013 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. For 2009, we utilized $266,000 of § 48C tax credits and we anticipate utilizing $85,000 of these tax credits to partially offset our federal income tax liability for 2010.

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Cherokee and Baytown Facilities. The EPA is requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at December 31, 2010, in connection with this matter.

Collective Bargaining Agreements

In July 2010, EDC entered into a new three-year collective bargaining agreement with the United Steel Workers of America at the El Dorado Facility, which commenced on August 1, 2010 and expires on July 31, 2013.

In October 2010, EDC entered into a new three-year labor contract with the International Association of Machinists and Aerospace Workers AFL-CIO on behalf of Local No. 224, which commenced on October 17, 2010 and expires on October 16, 2013.

In November 2010, CNC entered into a new three-year collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local Union No. 00417, which commenced on November 12, 2010 and expires on November 11, 2013.

Recognition of Insurance Recoveries

Cherokee Facility – As previously reported, in February 2009, a small nitric acid plant located at the Cherokee Facility suffered damage due to a fire. Our property insurance policy provided for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage at the time of the fire but we recorded a property insurance claim receivable relating to this event. See table below summarizing the activity associated with the property insurance claim during 2010. We used approximately $1,227,000 of the insurance proceeds to pay down the Secured Term Loan and the remaining proceeds were primarily used to pay interest expense incurred on the loan. As of December 31, 2010, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Bryan Distribution Center – As previously reported, in July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (the “Bryan Center”). Our general liability insurance policy provided for coverage against third party damages with a $250,000 loss deductible. Our property insurance policy provided for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of December 31, 2010, the third party general liability claims have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been managing, processing and paying directly the third party general liability claims associated with this event. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During the fourth quarter of 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. See the table below summarizing the activity associated with the insurance claim during 2010. We used the insurance proceeds primarily to recover the working capital utilized to rebuild the distribution center. As of December 31, 2010, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Pryor Facility – As previously reported, in June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The costs associated with the rebuild of the ammonia reformer were approximately $8 million, which work was completed by the end of September 2010. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period plus a $250,000 deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. See table below summarizing the activity associated with the insurance claim during 2010. We used the insurance proceeds primarily to partially recover the working capital utilized to rebuild the ammonia reformer. As of December 31, 2010, we do not have any remaining insurance claims associated with our property damage coverage. A notice of an insurance claim for business interruption has been filed but the amount has not been determined. Based on our initial analysis, we believe the business interruption insurance claim will substantially exceed our deductible discussed above. A recovery, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

2010
Cherokee Facility	Bryan Center	Pryor Facility
(In Thousands)
Beginning insurance claim receivable balance	$1,175	$35	$-
Additions to insurance claims (1)	172	409	740
Portions of insurance recoveries applied against claims receivable	(1,347)	(444)	(740)
Ending insurance claim receivable balance	$-	$-	$-

Total insurance recoveries (2)	$2,032	$1,315	$6,464

Insurance recoveries in excess of losses incurred (3)	$685	$871	$5,724

(1)
Amounts relate to payables (approved by our insurance carriers) to unrelated third parties, payable to our insurance carrier associated with the general liability deductible, and the disposal of the net book value of the damaged property.

(2)	Approximately $1,858,000 $564,000 and $6,113,000 relates to PP&E associated with the Cherokee Facility, Bryan Center and Pryor Facility, respectively.
(3)	All of these amounts are included in other income and relate to PP&E except for $18,000 associated with Bryan Center.

Estimated Plant Turnaround Costs - 2011

Our Chemical Business expenses the costs of Turnarounds as they are incurred. Based on our current plan for Turnarounds during 2011, we currently estimate that we will incur approximately $7.0 million to $8.0 million of Turnaround costs, which we plan to fund from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $3.1 million in 2010 in connection with environmental regulatory issues. For 2011, we expect to incur expenses ranging from $3.0 million to $4.0 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations Concerning Greenhouse Gas Emissions

The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. There are bills pending or that have been proposed in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of natural gas and other raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Authorization to Repurchase 2007 Debentures and Stock

Our board of directors has granted management the authority to repurchase our 2007 Debentures on terms that management deems favorable to us if an opportunity is presented. Under this authority, we acquired in unsolicited transactions $2,500,000 aggregate principal face during 2010, using $2,494,000 of our working capital to purchase this portion of the 2007 Debentures. As a result, $26,900,000 remains outstanding at December 31, 2010.

In addition, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period. The stock repurchase authorization will remain in effect until such time as our board of directors decides to end it. During 2010, we repurchased 177,100 shares of our common stock at a weighted-average price of $13.67 per share using funds from our working capital.

If we should repurchase an additional portion of our 2007 Debentures or stock, we currently intend to fund any repurchases from our available working capital or the proposed financing discussed above; however, our plan could change in the near term.

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Working Capital Revolver Loan and the Secured Term Loan agreements. Under the terms of these agreements, so long as no default or event of default has occurred, is continuing or would result therefrom, ThermaClime cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for the following, under the terms of the loans:

•	outstanding loans entered into subsequent to November 2, 2007 in excess of $2.0 million at any time;
•	amounts under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;
•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under certain services agreement;
•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB, and
•
an amount not to exceed fifty percent (50%) of ThermaClime's consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus income taxes paid to LSB within the previous bullet above, provided that certain other conditions are met.

Holders of our common stock are entitled to receive dividends only when and if declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2011.

During 2010, dividends totaling $305,000 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) at the rate of $.06 a share, which dividend is cumulative;
•	Series B 12% cumulative, convertible preferred stock (“Series B Preferred”) at the rate of $12.00 a share, which dividend is cumulative; and
•	Noncumulative Preferred at the rate of $10.00 a share, which is noncumulative.

On January 27, 2011, our board of directors declared the following dividends:

•	$0.06 per share on our outstanding Series D Preferred for an aggregate dividend of $60,000, payable on March 31, 2011;
•	$12.00 per share on our outstanding Series B Preferred for an aggregate dividend of $240,000, payable on March 31, 2011; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $4,700, payable on April 1, 2011.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during 2010. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long - Term Debt Covenants

As discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime's forecast is that ThermaClime will be able to meet all financial covenant requirements for 2011.

Subordinated Debentures and Loan Agreements - Terms and Conditions

5.5% Convertible Senior Subordinated Debentures - In June 2007, we completed a private placement to twenty-two qualified institutional buyers, pursuant to which we sold $60.0 million aggregate principal amount of the 2007 Debentures. Only $26.9 million remains outstanding at December 31, 2010, including $5.0 million owned by the Golsen Group.

The 2007 Debentures bear interest at the rate of 5.5% per year and mature on July 1, 2012. Interest is payable in arrears on January 1 and July 1 of each year. The 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all of our present and future liabilities, including trade payables.

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

The 2007 Debentures may be redeemed at our option, in whole or in part, upon notice at a redemption price, payable at our option in cash or, subject to certain conditions, in shares of our common stock, equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. We may redeem only if the closing sale price of our common stock has exceeded 115% of the conversion price, or $31.59, for at least 20 trading days in the 30 consecutive trading day period ending immediately prior to the redemption date.

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2010, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $48.9 million at December 31, 2010, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. As of December 31, 2010 and as defined in the agreement, ThermaClime’s EBITDA was approximately $68 million; the fixed charge coverage ratio was 10.39 to 1; and the senior leverage coverage ratio was 0.74 to 1.

Secured Term Loan - In November 2007, ThermaClime and certain of its subsidiaries entered into the $50 million Secured Term Loan with a certain lender. Proceeds from the Secured Term Loan were used to repay the previous senior secured loan. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2010 was approximately 3.29%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During 2010, we received proceeds from our insurance carrier as a partial payment on an insurance claim, of which we used approximately $1.2 million to pay down the Secured Term Loan. As a result, approximately $48.8 million remain outstanding at December 31, 2010. The Secured Term Loan is secured by the real property and equipment located at the El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $64 million at December 31, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to us, all with certain exceptions. At December 31, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $78 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of December 31, 2010 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.21 to 1 and the leverage coverage ratio was 0.85 to 1. The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

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

Related Party Transactions

Golsen Group

The Golsen Group holds $5,000,000 of the 2007 Debentures.  As a result in January 2010, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2009. During 2010, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was accrued at December 31, 2010 and subsequently paid in January 2011. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2010, 2009, and 2008 and accompanying notes and the discussions above under “Overview” and “Liquidity and Capital Resources.”

We present the following information about our results of operations for our two core business segments, Climate Control Business and Chemical Business. Gross profit by business segment represents net sales less cost of sales.  In addition, our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, SG&A incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

2010	2009	2008
(In Thousands)
Net sales:
Climate Control	$250,521	$266,169	$311,380
Chemical	351,086	257,832	424,117
Other	8,298	7,837	13,470
	$609,905	$531,838	$748,967

Gross profit:
Climate Control	$86,364	$92,409	$96,633
Chemical	49,295	42,422	37,991
Other	2,966	2,583	4,256
	$138,625	$137,414	$138,880

Operating income (loss):
Climate Control	$35,338	$37,706	$38,944
Chemical	31,948	15,122	31,340
General corporate expense and other business operations, net	(11,361)	(12,118)	(11,129)
	55,925	40,710	59,155
Interest expense	(7,427)	(6,746)	(11,381)
Gains (loss) on extinguishment of debt	(52)	1,783	5,529
Non-operating income, net:
Climate Control	3	8	1
Chemical	7	31	27
Corporate and other business operations	43	91	1,068
Provisions for income taxes	(19,787)	(15,024)	(18,776)
Equity in earnings of affiliate - Climate Control	1,003	996	937
Income from continuing operations	$29,715	$21,849	$36,560

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2010 and 2009:

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$171,561	$179,865	$(8,304)	(4.6	) %
Hydronic fan coils	37,923	46,381	(8,458)	(18.2	) %
Other HVAC products	41,037	39,923	1,114	2.8%
Total Climate Control	$250,521	$266,169	$(15,648)	(5.9	) %

Gross profit – Climate Control	$86,364	$92,409	$(6,045)	(6.5	) %

Gross profit percentage – Climate Control (1)	34.5%	34.7%	(0.2)%

Operating income – Climate Control	$35,338	$37,706	$(2,368)	(6.3	) %

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 9.3% decline in sales of our commercial/institutional products due to the slowdown in the construction and renovation activities in the markets we serve partially offset by a 5.9% increase in sales of our residential products, principally during the second half of 2010. During 2010, we continued to maintain a market share leadership position of approximately 38%, based on market data supplied by the AHRI;

•
Net sales of our hydronic fan coils decreased primarily due to a 7.4% decline in the number of units sold due to the slowdown in the construction and renovation activities in the markets we serve and a 13.3% decrease in the average unit sales price due to a change in product mix. During 2010, we continue to have a market share leadership position of approximately 29% based on market data supplied by the AHRI;

•	Net sales of our other HVAC products increased as the result of higher sales of custom air handlers and modular chillers partially offset by lower sales in our engineering and construction services.

Gross Profit – Climate Control

The decline in gross profit in our Climate Control Business was the result of lower sales volume as discussed above and to a lesser extent higher raw material costs offset by an improvement in product mix, primarily the increase in residential product sales. The gross profit as a percentage of sales was approximately the same for both periods.

Operating Income – Climate Control

Operating income decreased primarily as a result of the decrease in gross profit as discussed above partially offset by a decrease in operating expenses. Significant changes in operating expenses include a decrease in commission expenses of $1.0 million due primarily to lower sales volume, a net decrease in warranty expenses of $0.8 million primarily as a result of lower sales volume partially offset by the impact of increasing our warranty coverage period for certain products, and decreases in expenses relating to employee health insurance costs primarily due to a reduction in actual spending and product liability costs due primarily to a decline in the value of claims ($1.0 million and $0.8 million, respectively).

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2010 and 2009:

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$135,598	$104,300	$31,298	30.0%
Industrial acids and other chemical products	126,846	95,997	30,849	32.1%
Mining products	88,642	57,535	31,107	54.1%
Total Chemical	$351,086	$257,832	$93,254	36.2%

Gross profit - Chemical	$49,295	$42,422	$6,873	16.2%

Gross profit percentage – Chemical (1)	14.0%	16.5%	(2.5)%

Operating income - Chemical	$31,948	$15,122	$16,826	111.3%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. The Pryor Facility produces agricultural and industrial chemical products as discussed above under “Overview-General”. For 2010, overall sales prices for the Chemical Business increased 13% and the volume of tons sold increased 24%, compared with 2009, generally as a result of the following:

•
Agricultural products sales-Agricultural products sales increase of $31.3 million, or 30%, was primarily a result of price increases driven by a general increase in market demand reflecting an improving economy and the impact of higher raw material costs. In addition, tons of agricultural products sold increased 10% including  an increase of 19,000 tons of UAN and 49,000 tons of ammonia sold into agricultural markets from the Pryor Facility partially offset by 25,000 fewer tons of fertilizer grade AN due to unfavorable weather conditions in the first quarter 2010.

•
Industrial acids and other chemical products sales-Industrial acids and other products sales increase of $30.8 million, or 32%, primarily related to a 27% increase in tons sold including an increase of 134,000 tons, 18,000 tons and 11,000 tons from the Baytown,  El Dorado and Cherokee Facilities, respectively. The increase in volume is primarily due to improved economic conditions, spot sales opportunities and new customers.

•
Mining products sales-Mining products sales increase of $31.1 million, or 54%, includes an increase of tons sold of 31%, including volume increases of 66,000 tons of industrial grade AN and 13,000 tons of ammonia nitrate solutions. In addition, sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year take or pay supply contract in which the customer agreed to purchase, and our El Dorado Facility agreed to reserve certain minimum volumes of industrial grade AN during 2010. The cost-plus supply contract, effective January 1, 2010, increased the annual minimum volume from 210,000 tons to 240,000 tons. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and profit associated with the reserved capacity despite not taking the minimum volume requirement.

Gross Profit - Chemical

Gross profit increased $6.9 million on an increase in sales of $93.3 million. The increase was due, in part, to reduced costs per ton as the result of improved production efficiencies and higher volumes. Gross profit for agricultural products was $6.4 million higher, which included $7.4 million from agricultural ammonia sales at the recently started Pryor Facility, an increase of $6.9 million from UAN and other agricultural products sales primarily due to rising prices, partially offset by a decrease of $7.9 million from fertilizer grade AN sales. As noted above under “Overview – Chemical Business”, the average price of one of our primary raw material feedstocks (anhydrous ammonia) increased in 2010, which contributed to the lower gross profit on fertilizer grade AN sales. In addition, gross profit on industrial and mining products was $6.8 million higher. Also impacting gross profit were:

•	$5.8 million reduction in gross profit from firm sales commitments made in prior periods,
•	$1.2 million reduction in gains from precious metals recoveries,
•	$1.3 million reduction in gross profit due to other plant variances, and
•	$2.0 million reduction in losses on natural gas and ammonia hedging contracts.

Primarily as a result of these items and due to increased volumes to customers with contractual arrangements allowing us to recover our raw material costs, our overall gross profit as a percentage of sales decreased 2.5%.

Operating Income - Chemical

In addition to the increase in gross profit of $6.9 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $13.6 million for 2010 compared to $16.0 million for 2009. We also recorded a gain of $5.7 million from insurance recoveries at our Pryor Facility, and other insurance gains of $1.6 million as discussed above under “Liquidity and Capital Resources - Recognition of Insurance Recoveries”.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2010 and 2009:

2010	2009	Change	Percentage Change
(Dollars In Thousands)
Net sales - Other	$8,298	$7,837	$461	5.9%

Gross profit - Other	$2,966	$2,583	$383	14.8%

Gross profit percentage – Other (1)	35.7%	33.0%	2.7%

General corporate expense and other business operations, net	$(11,361)	$(12,118)	$757	(6.2	) %

(1) As a percentage of net sales

Net Sales - Other

The increase in net sales classified as “Other” relates primarily to the improvement in demand for industrial machinery.

Gross Profit - Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

Our general corporate expense and other business operations, net, decreased by $0.8 million primarily as the result of the increase in gross profit classified as “Other” as discussed above.

Interest Expense

Interest expense was $7.4 million for 2010 compared to $6.7 million for 2009, an increase of approximately $0.7 million. This increase primarily relates to losses (realized and unrealized) of $1.5 million recognized in 2010 associated with our interest rate contracts compared to $0.7 million in 2009.

Loss and Gain on Extinguishment of Debt

During 2010, we acquired $2,500,000 aggregate principal amount of the 2007 Debentures for $2,494,000 and recognized a loss on extinguishment of debt of $52,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. During 2009, we acquired $11,100,000 aggregate principal amount of the 2007 Debentures for approximately $8,938,000 and recognized a gain on extinguishment of debt of $1,783,000, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired.

Provision For Income Taxes

The provision for income taxes for 2010 was $19.8 million compared to $15.0 million for 2009. The resulting effective tax rate for 2010 was 40% compared to 41% for 2009. As previously reported and discussed above under “Overview – 2010 Results”, during 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for 2010.

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

(1) As a percentage of net sales

Net Sales – Climate Control

•
Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 9.8% decrease in sales of our commercial/institutional products due to the slowdown in the construction and renovation activities in the markets we serve partially offset by a 4.0% increase in sales of our residential products. During 2009, we continued to maintain a market share leadership position of approximately 40%, based on market data supplied by the AHRI;

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

•
Sales prices decreased approximately 35% for products produced at the Baytown Facility due to lower ammonia cost, which is a pass-through component to Bayer. Overall volumes decreased 24% as the result of a decline in customer demand primarily due to the economic downturn. Sales are also lower due to the elimination of a pass-through cost component for lease expense pursuant to the terms of the Bayer Agreement. The lower sales prices and lower volumes had only a minimum impact to gross profit and operating income due to certain provisions of the Bayer Agreement.

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

For 2010, net cash provided by continuing operating activities was $44.2 million, including net income plus depreciation and amortization, deferred income taxes, gain on property insurance recoveries associated with PP&E, and other adjustments and net cash provided by the following significant changes in assets and liabilities.

Accounts receivable increased $17.3 million including:

•	an increase of $11.0 million relating to the Chemical Business as the result of increased sales of our mining products, increased sales at our Baytown Facility and sales from our Pryor Facility and
•	an increase of $6.7 million relating to the Climate Control Business due primarily to higher sales during the latter portion of the fourth quarter of 2010 compared to the same period of 2009.

Inventories increased $9.3 million primarily in the Chemical Business as the result of increased raw material costs and the start of production at our Pryor Facility.

The change in prepaid and accrued income taxes of $5.9 million primarily relates to the recognition of higher income taxes for 2010 on improved operating results (including $0.8 million as discussed above under “Results of Operations” relating to 2010) partially offset by payments made to the taxing authorities.

Other supplies and prepaid items increased $1.6 million including:

•	an increase of $1.9 million of supplies relating to the Chemical Business due primarily to a planned increase in the volume on hand at our facilities partially offset by
•	a decrease of $1.0 million of precious metals primarily as the result of lower costs and volume on hand.

Accounts payable increased $15.6 million including:

•	an increase of $14.7 million in the Chemical Business primarily as the result of increased raw material costs and repairs incurred during the fourth quarter of 2010 at the El Dorado Facility and
•	an increase of $1.2 million in the Climate Control Business due primarily to increased costs and purchases of raw materials.

Customer deposits increased $2.0 million in the Chemical Business due primarily to cash received from customers associated with customer product orders.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for 2010 was $26.0 million that consisted primarily of $34.5 million for capital expenditures of which $2.3 million and $31.7 million are for the benefit of our Climate Control and Chemical Businesses, respectively. The cash used for capital expenditures by our Chemical Business includes $15.6 million relating to the Pryor Facility. This use of cash was partially offset by $8.8 million of proceeds from property insurances recoveries associated with PP&E.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $12.6 million that primarily consisted of payments on long-term debt and loans totaling $9.3 million, the acquisition of a portion of the 2007 Debentures for $2.5 million and purchases of treasury stock of $2.4 million.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For each of the last three years ended December 31, 2010, 2009, and 2008, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of December 31, 2010 could change in the near term. In addition, the more critical areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Accounts Receivable and Credit Risk – Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable. In addition, our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Our other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Concentrations of credit risk with respect to trade receivables (primarily relating to the Climate Control Business) are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, ten customers (including their affiliates) account for approximately 30% of our total net receivables at December 31, 2010. We do not believe this concentration in these ten customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2010 and 2009, our allowance for doubtful accounts of $636,000 and $676,000, respectively, were netted against our accounts receivable. For 2010, 2009, and 2008, our provision for losses on accounts receivable was $145,000, $90,000, and $371,000, respectively.

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items. At December 31, 2010 and 2009, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $0.2 million and $0.5 million, respectively. In addition, the carrying value of certain slow-moving inventory items (Climate Control products) was reduced to market because cost exceeded the net realizable value by $1.6 million and $1.2 million at December 31, 2010 and 2009, respectively. For 2010, 2009, and 2008, our provision for (realization of) losses on inventory was $0.2 million, $(2.4 million), and $3.8 million, respectively.

Precious Metals - Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2010 and 2009, precious metals were $12.0 million and $13.1 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. For 2010, 2009, and 2008, the amounts expensed for precious metals were approximately $6.6 million, $5.9 million and $7.8 million, respectively. These precious metals expenses are included in cost of sales. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. For 2010, 2009, and 2008, we recognized recoveries of precious metals at historical FIFO costs of approximately $1.3 million, $2.6 million and $1.5 million, respectively. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. We recognized gains of $0.1 million for 2010 (none in 2009 or 2008) from the sale of excess precious metals. These recoveries and gains are reductions to cost of sales.

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of our asset (asset group) may not be recoverable and goodwill is reviewed for impairment at least annually. For long-lived assets, an impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. For goodwill, an impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Reporting units are one level below the business segment level. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2010, we had no long-lived assets classified as assets held for sale. We have considered impairment of our long-lived assets and goodwill. The timing of impairments cannot be predicted with reasonable certainty and are primarily dependent on market conditions outside our control. Should sales prices permanently decline dramatically without a similar decline in the raw material costs or should other matters, including the environmental requirements and/or operating requirements set by Federal and State agencies change substantially from our current expectations, a provision for impairment may be required based upon such event or events. See Item 1 "Business-Environmental Matters." Based on estimates obtained from external sources and internal estimates based on inquiry and other techniques, we recognized an impairment relating to certain non-core equipment of $0.2 million relating to Corporate assets during 2008 (none in 2010 and 2009). This impairment is included in other expense.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $75 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. Our accrued insurance liabilities are based on estimates of claims, which include the reported incurred claims amounts plus the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims based on historical claims experience.  The determination of such claims and the appropriateness of the related liability is periodically reviewed and revised, if needed.  Changes in these estimated liabilities are charged to operations. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. At December 31, 2010 and 2009, our accrued group health and workers’ compensation insurance claims were $2.5 million and $2.3 million, respectively, and our accrued general liability insurance claims were $1.2 million and $1.4 million respectively. These accrued insurance claims are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates.

Accrued Warranty Costs – Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations at the time of sale using a percentage of sales and cost per unit of equipment, based upon our historical and estimated future warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable. It is reasonably possible that our estimated accrued warranty costs could change in the near term.

Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair.  The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

At December 31, 2010 and 2009, our accrued product warranty obligations were $4.0 million and $3.1 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets. For 2010, 2009, and 2008, our warranty expense was $4.5 million, $5.3 million, and $5.5 million, respectively.

Executive Benefit Agreements - We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is $1.2 million and $1.1 million as of December 31, 2010 and 2009, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2010 and 2009, the liability for death benefits is $4.1 million and $3.4 million, respectively, which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

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

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur.  We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.   If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime's Working Capital Revolver Loan and the Secured Term Loan and could adversely impact our liquidity and capital resources.

Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2010, liabilities totaling $0.2 million have been accrued relating to remediation and surface and groundwater monitoring costs associated with our former Kansas facility and remediation and monitoring costs associated with one of our agricultural distribution centers. These liabilities are included in current accrued and other liabilities and are based on current estimates that may be revised in the near term.

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

Revenue Recognition - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Accrued Warranty Costs” for our accounting policy for recognizing warranty expense.

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. As previously reported and discussed above under “Liquidity and Capital Resources-Recognition of Insurance Recoveries”, we had insurance claims associated with certain of our chemical facilities. At December 31, 2010, there were no insurance claim receivable balances relating to these insurance claims. A notice of an insurance claim for business interruption associated with the Pryor Facility has been filed but the amount has not been determined. A recovery, if any, from our business interruption coverage has not been recognized.

Derivatives, Hedges, Financial Instruments and Carbon Credits - Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

Climate reserve tonnes (“carbon credits”) are recognized in the balance sheet and are measured at fair value.  Changes in fair value of carbon credits are recorded in results of operations.  Contractual obligations associated with carbon credits are recognized in the balance sheet and are measured at fair value unless we enter into a firm sales commitment to sell the associated carbon credits.  When we enter into a firm sales commitment, the sales price, pursuant to the terms of the firm sales commitment, establishes the amount of the associated contractual obligation.  Changes in fair value of contractual obligations associated with carbon credits are recorded in results of operations.

We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2010, the valuations of contracts classified as Level 2 related to the foreign exchange contracts and interest rate swap contracts. For the foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contracts and using market information for foreign currency exchange rates. The valuation inputs included the total contractual weighted-average exchange rate of 1.26 and the total estimated market weighted-average exchange rate of 1.34 (U.S. Dollar/Euro). For the foreign exchange contracts and interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.42% and the total estimated market weighted-average receive rate of 0.53%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2010, the valuations ($3.25 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($3.00 to $5.00) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in a sales agreement being negotiated at December 31, 2010, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations. At December 31, 2009, there were no valuations of contracts classified at Level 3.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of certain subsidiaries. As of December 31, 2010, we have agreed to indemnify the sureties for payments, up to $9.8 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended, except for the following, which was released during 2010:

Cepolk Holdings, Inc. (“CHI”), a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). During September 2010, the Partnership repaid its indebtedness to a term lender (“Term Lender”) of the Project. CHI had entered into a non-recourse guaranty of the partnership’s indebtedness to the Term Lender and had pledged its limited partnership interest in the Partnership to the Term Lender. As a result of the Partnership repaying in full its indebtedness to the Term Lender, the asset pledged by CHI under the non-recourse guaranty has been released and the lien thereon terminated.  In accordance with GAAP, no liability was established for this guaranty since it was entered into prior to January 1, 2003.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2010 are summarized in the following table (1) (2).

Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2011	2012	2013	2014	2015	Thereafter
	(In Thousands)
Long-term debt:

5.5% Convertible Senior Subordinated Notes	$26,900	$-	$26,900	$-	$-	$-	$-
Secured Term Loan due 2012	48,773	-	48,773	-	-	-	-
Capital leases	1,211	462	378	335	36	-	-
Other	18,508	1,866	1,972	2,096	2,214	1,688	8,672
Total long-term debt	95,392	2,328	78,023	2,431	2,250	1,688	8,672

Interest payments on long-term debt (3)	11,709	4,332	3,172	940	785	651	1,829

Interest rate contracts (4)	1,895	1,204	691	-	-	-	-

Capital expenditures (5)	3,467	3,467	-	-	-	-	-

Operating leases	21,856	5,255	4,520	3,457	2,619	1,154	4,851

Futures/forward contracts	6,945	6,945	-	-	-	-	-

Contractual obligations - carbon credits (4)	644	644	-	-	-	-	-

Accrued contractual manufacturing obligations	1,968	1,968	-	-	-	-	-

Other contractual obligations included in noncurrent accrued and other liabilities	5,132	-	115	108	110	67	4,732
Total	$149,008	$26,143	$86,521	$6,936	$5,764	$3,560	$20,084

(1)
The above table does not include amounts relating to future purchases of anhydrous ammonia for the El Dorado Facility pursuant to a supply agreement through December 2012. The terms of this supply agreement does not include minimum volumes or take-or-pay provisions.

(2)	The above table does not include our estimated accrued warranty costs of $4.0 million at December 31, 2010 as discussed above under “Critical Accounting Policies and Estimates”.
(3)	The estimated interest payments relating to variable interest rate debt are based on the effective interest rates at December 31, 2010.
(4)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2010.
(5)	Capital expenditures include only non-discretionary amounts in our 2011 capital expenditure budget.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward sales commitments of products for deliveries in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2010, there were no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business purchases substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business purchases substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. Periodically, as part of our raw material price risk management, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound ($2.8 million) and a weighted-average market value of $4.44 per pound ($3.3 million). Also our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu ($3.3 million) and a weighted-average market value of $4.41 per MMBtu ($3.5 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts. At December 31, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate (U.S. Dollar/Euro) of 1.26 ($850,000) and the total market weighted-average exchange rate of 1.34 ($899,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At December 31, 2010, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2010, the fair value of these contracts (unrealized loss) was $1.9 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2010.

Years ending December 31,
(Dollars In Thousands)
2011	2012	2013	2014	2015	Thereafter	Total
Expected maturities of long-term debt (1):
Variable rate debt (2)	$130	$48,902	$138	$146	$156	$1,738	$51,210

Weighted-average
interest rate	3.41%	3.52%	6.00%	6.00%	6.00%	6.00%	3.62%

Fixed rate debt	$2,198	$29,121	$2,293	$2,104	$1,532	$6,934	$44,182

Weighted-average
interest rate	5.98%	6.16%	6.83%	6.88%	6.90%	6.90%	6.36%

Estimated future cash flows of interest rate swaps (3):
Variable to Fixed	$1,204	$691	$-	$-	$-	$-	$1,895

Weighted-average
pay rate	3.42%	3.42%	-%	-%	-%	-%	3.42%

Weighted-average
receive rate	0.38%	0.70%	-%	-%	-%	-%	0.53%

(1)	The variable and fixed rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2010.
(2)	Includes a variable rate debt agreement with a minimum interest rate of 6%, which interest rate was 6% at December 31, 2010.
(3)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2010.

The following table presents our purchase commitments under futures/forward contracts and related weighted-average contract costs/exchange rate by contract terms as of December 31, 2010.

Years ending December 31,
(Dollars In Thousands, Except For Per Pound and MMBtu)
2011	2012	2013	2014	2015	Thereafter	Total
Futures/Forward contracts:
Copper:
Total cost of contracts	$2,811	$2,811

Weighted-average cost per pound	$3.75	$3.75

Natural Gas:
Total cost of contracts	$3,284	$3,284

Weighted-average cost per MMBtu	$4.10	$4.10

Foreign Currency:
Total cost of contract (1)	$1,000	$1,000

Weighted-average contract exchange rate	0.78	0.78

Total cost of contracts (2)	$150	$150

Weighted-average contract exchange rate	0.73	0.73

(1)	Our commitment under this contract is to pay in U.S Dollars and receive approximately 783,000 Euros.

(2)	Our commitments under these contracts are to pay approximately 110,000 Euros and receive U.S. Dollars.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2010 and 2009, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 6% and 7%, respectively, utilizing information obtained from the lender. Fair values for fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2010 and 2009, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The following table shows the estimated fair value and carrying value of our borrowings at:

December 31, 2010	December 31, 2009
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$26,721	$48,773	$27,640	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,437	2,437	2,553	2,553

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	27,976	26,900	29,106	29,400
Other bank debt and equipment financing	17,251	17,282	20,231	19,848
	$74,385	$95,392	$79,530	$101,801

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of LSB Industries, Inc. and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 3, 2011

ITEM 9B.  OTHER INFORMATION

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•
the overall commercial/institutional construction sector should increase modestly during 2011, where  as CMFS and AIA have projected more aggressive growth in residential construction contract activity during 2011;

•
another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business;

•	the current outlook according to most market indicators point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell;
•	it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions;
•	market share for commercial/institutional water source heat pumps will continue to grow;
•
we believe the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with other systems, as well as tax incentives that are available to homeowners and businesses when installing geothermal systems, will continue to increase demand for our geothermal products;

•	these investments have and will continue to increase our capacity to produce and distribute our Climate Control products;
•	shipment of backlog;
•	ability to pass to our customers the majority of any cost increases in the form of higher prices,;
•	sufficient sources for materials and components;
•	customer demand for our industrial, mining and agricultural products will be sufficiently strong to allow us to run the four chemical plants at optimal production rates;
•	the fertilizer outlook could be affected by significant changes in commodity prices, acres planted or weather conditions;
•	we expect to begin to convert more anhydrous ammonia to UAN at the Pryor Facility, which will be sold to Koch;
•	ability to obtain anhydrous ammonia from other sources;
•	the Pryor Facility would consume approximately 6.9 million MMBtu’s of natural gas annually;
•	during 2011, we expect that the agricultural sales as a percent of total sales will increase significantly;
•	we expect the DEF market to grow as the domestic heavy-duty truck fleet is replaced in future years;
•	we believe that demand for industrial and mining products will continue to increase in 2011;
•	recovery in the Climate Control Business to pre-recession levels;
•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional HVAC systems;
•
homeowners who install GHP’s are eligible for a 30% tax credit, businesses that install GHP’s are eligible for a 10% tax credit and five year accelerated depreciation on the balance of the system cost, and during 2011, businesses also have the option of electing 100% bonus depreciation on qualifying equipment, such as GHP’s, that are placed in service during the year;

•	cash needs for 2011 will be for working capital and capital expenditures;
•
we plan to rely upon internally generated cash flows, cash on hand, proposed new financing, and the borrowing availability under the Working Capital Revolver Loan to fund operations and pay obligations;

•	fund committed capital expenditures from working capital;
•	in conjunction with our long-term compliance plan, EDC intends to participate in a wastewater pipeline project for disposal of wastewater that the city of El Dorado, Arkansas will construct and own;

•	the ability for the El Dorado Facility to use the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;
•
EDC anticipates that its share of the cost to construct the pipeline will be approximately $4.0 million and its share of future operating costs will not be significant and the city plans to complete the construction in 2013;

•	costs of Turnarounds during 2011 for our chemical facilities;
•	for 2011, the expenses in connection with environmental regulatory issues;
•
while future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results;

•	if we should repurchase an additional portion of our 2007 Debentures or stock, we currently intend to fund any repurchases from our available working capital or the proposed financing;
•	meeting all required covenant tests for all quarters and the year ending in 2011, and
•	costs relating to environmental and health laws and enforcement policies thereunder.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,
•	releases of pollutants into the environment exceeding our permitted limits,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in our contingencies including pending litigation,
•	changes in production rates at the Pryor Facility,
•	inability to obtain necessary raw materials and purchased components,
•	material changes in our accounting estimates,
•	significant problems within our production equipment,
•	fire or natural disasters,
•	inability to obtain or retain our insurance coverage,
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors”.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

General

Our Certificate of Incorporation and By-laws provide for the division of the Board of Directors into three classes, each class consisting as nearly as possible of one-third of the whole. The term of office of one class of directors expires each year; with each class of directors elected for a term of three years and until the shareholders elect their qualified successors.

Our By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 14. The Board of Directors currently has set the number of directors at 14.

Only persons who are nominated in accordance with the procedures set forth in our Bylaws are eligible for election as directors. Pursuant to our Bylaws, nominations of persons for election to the Board of Directors may be made at a meeting of stockholders at which directors are to be elected only (i) by or at the direction of the Board of Directors; or (ii) by any stockholder of LSB entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in our Bylaws. A director nomination made by a stockholder must be delivered or mailed to and received at our principal executive offices not less than 120 nor more than 150 days prior to the date of the annual meeting; provided, however, that in the event the date of the annual meeting is more than 30 days before or more than 60 days after such date, notice by the stockholder to be timely must be so delivered, or mailed and received not later than the 90th day prior to such annual meeting, or if later, the 10th day following the date on which the public disclosure of the date of such annual meeting was so made.

Our Nominating and Corporate Governance Committee reviews the composition of the Board to assess the Board performance, composition, and effectiveness.  The Nominating Committee values certain characteristics in all Board members, including personal and professional integrity, reputation, outstanding professional achievement, and sound business judgment. The Nominating Committee evaluates each individual director in the context of the Board as a whole with the goal of recommending an effective group with a diversity of experience and skills that exercises sound business judgment in the interest of our business and our shareholders.

Directors

Raymond B. Ackerman, age 88. Mr. Ackerman first became a director in 1993. His term will expire in 2011. Mr. Ackerman has notified the Board of Directors that, as a result of certain health issues, he will not stand for re-election following the expiration of his term in 2011.  From 1952 until his retirement in 1992, Mr. Ackerman served as Chairman of the Board and President of Ackerman McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma. He currently serves as Chairman Emeritus of the firm. He retired as a Rear Admiral in the United States Naval Reserve. He is a graduate of Oklahoma City University, and in 1996, was awarded an honorary doctorate from the school. He was elected to the Oklahoma Hall of Fame in 1993 and the Oklahoma Commerce and Industry Hall of Honor in 1998.  He served as the President of the Oklahoma City Chamber of Commerce, the United Way, Allied Arts and six other Oklahoma City non-profit organizations. Mr. Ackerman’s advertising and public relations experience, and his leadership skills and business experience, among other factors, led the Board to conclude that he should serve as a director.

Robert C. Brown, M.D., age 79. Dr. Brown first became a director in 1969. His term will expire in 2012. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C.  Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years as a doctor in the United States Navy and over three years at the Mayo Clinic.  Dr. Brown is also a Clinical Professor at Oklahoma University Health Science Center.  Dr. Brown has experience with and insight into all aspects of developing and growing a company and as President and Chief Executive Officer oversaw the launch and sale of a medical claims clearinghouse which was sold, ultimately, to WebMD.  Dr. Brown is currently President and Chief Executive Officer of ClaimLogic L.L.C., a medical claims clearinghouse specializing in the provision of medical clearinghouse services to university affiliated hospitals and other medical providers throughout the United States.  Dr. Brown served as President of the Medical Staff of Baptist Medical Center of Oklahoma.  He is a Board

member of Integris Physicians Services, Inc. Dr. Brown’s leadership experience, entrepreneurial business experience and broad range of knowledge of our history and business through his service as a director, among other factors, led the Board to conclude that he should serve as a director.

Charles A. Burtch, age 75. Mr. Burtch first became a director in 1999. His term will expire in 2013. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University. Mr. Burtch’s financial experience and his experience as executive vice president of a large commercial bank, among other factors, led the Board to conclude that he should serve as a director.

Robert A. Butkin, age 58.  Mr. Butkin first became a director in August 2007.  His term will expire in 2013.  Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President of BRJN Capital Corporation a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various organizations, including holding the presidency of the Southern State Treasurers Association.  He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers (“NAST”).  In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in 1978. Mr. Butkin’s leadership skills and financial experience obtained through serving as State Treasurer of Oklahoma, chairman of the banking committee of NAST, leading his private investment company, and service as the dean of a major law school in the State of Oklahoma, among other factors, led the Board to conclude that he should serve as a director.

Barry H. Golsen, J.D., age 60. Mr. Golsen first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of LSB in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994  Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than 10 years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma. Mr. Golsen’s extensive experience in the climate control industry, his depth of knowledge and understanding of the business in which we operate, and his demonstrated leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.

Jack E. Golsen, age 82. Mr. Golsen first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry.  Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis.  Mr. Golsen’s demonstrated leadership skills and extensive experience and understanding in all industries in which we operate, his financial experience and broad business knowledge, among other factors, led the Board to conclude that he should serve as a director.

David R. Goss, age 70. Mr. Goss first became a director in 1971. His term will expire in 2012.  Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than 10 years. Mr. Goss is a graduate of Rutgers University. Mr. Goss’s accounting and financial experience and extensive knowledge of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.

Bernard G. Ille, age 84. Mr. Ille first became a director in 1971. His term will expire in 2011.  Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994.

During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for ten years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He is a director of Landmark Land Company, Inc., which was the parent company of First Life. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma. Mr. Ille’s leadership of a major insurance company in Oklahoma, his financial and insurance background, and his investment experience, among other factors, led the Board to conclude that he should serve as a director.

Gail P. Lapidus, age 59. Ms. Lapidus first became a director in February 2010. Her term will expire in 2012.  Ms. Lapidus is the Executive Director and CEO of Family & Children’s Services (“FCS”), a premiere human services provider in the Tulsa, Oklahoma metro area. Ms. Lapidus has been with the 85-year-old agency for 35 years and has served as its Executive Director since 1986.  During her tenure, FCS has become the largest outpatient community mental health center in the state of Oklahoma for children, families and individuals without sufficient economic resources or health insurance.  FCS, which has an annual budget of more than $33 million and a staff of over 500, has attracted national recognition and research grants for the services it provides. Ms. Lapidus received her undergraduate degree and a Master’s Degree in Social Work from the University of Oklahoma where she was later named an inaugural inductee into the Hall of Honor for outstanding leadership in professional practice. Ms. Lapidus’s management and leadership experience as the executive director of FCS, among other factors, led the Board to conclude that she should serve as a director.

Donald W. Munson, age 78. Mr. Munson first became a director in 1997. His term will expire in 2011. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota. Mr. Munson’s extensive experience in the climate control industry, and his leadership skills obtained through his service as senior executive and a managing director of Lennox Industries, among other factors, led the Board to conclude that he should serve as a director.

Ronald V. Perry, age 61. Mr. Perry first became a director in August 2007.  His term will expire in 2011.  Mr. Perry currently serves as President of Prime Time Travel, which he founded in 1979. He also serves on the Alumni Board of Directors for Leadership Oklahoma City and is a member of the Metro Technology Centers Board of Directors.  Mr. Perry has served in various charitable and civic organizations. Mr. Perry is also a past President of the Oklahoma City Food Bank and has served as President of the OKC Food Bank Board of Directors. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration. Mr. Perry’s leadership skills, business experience and promotions experience, among other factors, led the Board to conclude that he should serve as a director.

Horace G. Rhodes, age 83. Mr. Rhodes first became a director in 1996. His term will expire in 2013. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association (“OLHIGA”). Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma. Mr. Rhodes’ experience as a leader of an Oklahoma law firm, his depth of understanding of corporations and business transactions obtained through 40 years of practice as a corporate lawyer with expertise in mergers and acquisitions, his financial and investment experience gained through one year as treasurer and seven years as president of a life insurance company, together with his unique financial experience as an insurance industry regulator for three years, among other factors, led the Board to conclude that he should serve as a director.

Tony M. Shelby, age 69. Mr. Shelby first became a director in 1971. His term will expire in 2011. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than 10 years. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer,

he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University. Mr. Shelby’s financial and accounting experience, his demonstrated leadership skills within the Company, and extensive understanding of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.

John A. Shelley, age 60. Mr. Shelley first became a director in 2005. His term will expire in 2012. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by the Company prior to 1994. He is a Trustee of the Advantage Health Plans Trust and a Trustee of the Oklahoma City Retailers Foundation Affiliated fund of the Oklahoma City Community Foundation. Mr. Shelley is a graduate of the University of Oklahoma. Mr. Shelley’s experience in the banking industry and his financial experience obtained through his service as CEO of the Bank of Union, among other factors, led the Board to conclude that he should serve as a director.

Nomination of Director to the Board of Directors

On January 27, 2011, Mr. Ackerman informed the Board of Directors that, as a result of certain health issues, he would not stand for re-election to another term as a director of the Company following the expiration of his current term in 2011.  To fill the resulting vacancy, the Board nominated Steven J. Golsen, Chief Operating Officer of our Climate Control Business, to stand for election at the 2011 Annual Meeting of Shareholders to serve as a director for the three year-term expiring in 2014.

Steven J. Golsen, age 58.  Mr. Golsen has been nominated to stand for election as a director at our 2011 Annual Meeting of Stockholders. If elected, his term will expire in 2014. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool and Specialized Engineering Business and Climate Control Business for more than ten years. Mr. Golsen currently serves as the Chief Operating Officer of our Climate Control Business. Mr. Golsen attended the University of New Mexico and University of Oklahoma. Mr. Golsen’s extensive experience, his intimate knowledge and understanding of multiple aspects of our business and his demonstrated management and leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.

Executive Officers

Certain information concerning our executive officers is contained in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated by reference herein.

Family Relationships

Jack E. Golsen - Father of Barry H. Golsen and Steven J. Golsen; Brother-in-law of Robert C. Brown.
Barry H. Golsen – Son of Jack E. Golsen; Brother of Steven J. Golsen; Nephew of Robert C. Brown.
Robert C. Brown - Father of Heidi Brown Shear; Uncle of Barry H. Golsen and Steven J. Golsen.
David M. Shear - Nephew by marriage to Jack E. Golsen; Son-in-law of Robert C. Brown.
Steven J. Golsen - Son of Jack E. Golsen; Brother of Barry H. Golsen; Nephew of Robert C. Brown.
Heidi Brown Shear, Vice President and Managing Counsel of the Company - Daughter of Robert C. Brown and spouse of David M. Shear.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and beneficial owners of more than 10% of LSB’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of LSB’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to us with respect to 2010, or written representations that no Form 5 was required to be filed, we believe that during 2010 all our directors and officers and beneficial owners of more than 10% of LSB’s common stock filed timely their required Forms 3, 4, or 5, except Horace Rhodes, who filed one inadvertently late Form 4 to report one transaction.

Code of Ethics

The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of LSB and each of its subsidiaries, or persons performing similar functions, are subject to our Code of Ethics.  We have adopted a Statement of Policy Concerning Business Conduct applicable to our employees.

Our Code of Ethics and Statement of Policy Concerning Business Conduct are available on our website at www.lsb-okc.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the NYSE Euronext (“NYSE”), on our website.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman), Charles Burtch, Horace Rhodes, Ray Ackerman and John Shelley. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the NYSE as of our fiscal year end. During 2010, the Audit Committee had five meetings.

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

Nominating and Corporate Governance Committee

We have a separately-designated standing Nominating and Corporate Governance Committee (the “Nominating Committee”). The members of the Nominating Committee are Messrs. Ray Ackerman, Bernard Ille, Horace Rhodes, and John Shelley (Chairman). The Board has determined that each member of the Nominating Committee is independent, in accordance with Section 10A-3 of the Exchange Act and the listing standards of the NYSE. During 2010, the Nominating Committee had four meetings.  The Board has adopted a Nominating and Corporate Governance Committee Charter which governs the responsibilities of the Nominating Committee.  The Board has also adopted Corporate Governance Guidelines.  The Nominating Committee Charter and the Corporate Governance Guidelines are available on our website at www.lsb-okc.com and are also available from the Company upon request.

Compensation and Stock Option Committee

The Compensation and Stock Option Committee (the “Compensation Committee”) has three members and met five times during 2010.  The Compensation Committee is comprised of Messrs. Horace Rhodes (Chairman), Charles Burtch and Bernard Ille, each of whom is a non-employee, independent director in accordance with the rules of the NYSE.  The Board has adopted a Compensation and Stock Option Committee Charter, which governs the responsibilities of the Compensation Committee.  This charter is available on our website at www.lsb-okc.com, and is also available from the Company upon request.

The Compensation Committee’s responsibilities include, among other duties, the responsibility to:

•	establish the base salary, incentive compensation and any other compensation for our executive officers;
•
administer our management incentive and stock-based compensation plans, non-qualified death benefits, salary continuation and welfare plans, and discharge the duties imposed on the Compensation Committee by the terms of those plans; and

•	perform other functions or duties deemed appropriate by the Board.

Decisions regarding non-equity compensation of our non-executive officers and our executive officers named in the Summary Compensation Table (the “named executive officers”) other than the Chief Executive Officer and the President, are made by our Chief Executive Officer and presented for approval or modification by the Committee.

The agenda for meetings of the Compensation Committee is determined by its Chairman with the assistance of our Chief Executive Officer. Committee meetings are regularly attended by the Chief Executive Officer. At each Compensation Committee meeting, the Compensation Committee also meets in executive session without the Chief Executive Officer.  The Committee’s Chairman reports to the Board the Compensation Committee’s recommendations on compensation for the Chief Executive Officer and the President. The Chief Executive Officer may be delegated authority to fulfill certain administrative duties regarding the compensation programs.

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. If an outside consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee. For 2010, no outside consultants were engaged by the Compensation Committee.

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

A primary objective of the Compensation Committee is to ensure that the compensation paid to the senior executive officers is fair, reasonable, competitive, and provides incentives for superior performance. The Compensation Committee is responsible for approval of all decisions for the direct compensation, including the base salary and bonuses, stock options and other benefit programs for our senior executive officers, including the named executive officers.

In general, the day-to-day administration of savings, health and welfare plans and policies are handled by a team of our legal and finance department employees. The Compensation Committee (or Board) remains responsible for key policy changes outside of the day-to-day requirements necessary to maintain these plans and policies.

Compensation Philosophy and Objectives

The Compensation Committee believes that the most effective executive compensation program rewards the executive’s achievements and contribution towards the Company achieving its long-term strategic goals. However, the Compensation Committee does not believe that executive compensation should be tied to specific numeric or formulaic financial goals or stock price achievement by the Company. The Compensation Committee recognizes that, given the volatility of the markets in which we do business, our economic performance in any given time frame may not be an accurate measurement of our senior executive officers’ performance.

The Compensation Committee values both personal contribution and teamwork as factors to be rewarded. The Compensation Committee believes that it is important to align executives’ interests with those of stockholders through the use of stock option incentive programs. When granted, stock options are granted with an exercise price equal to their grant date value, in accordance with our stock option incentive programs. The Compensation Committee evaluates both performance and compensation  and considers previously granted options to ensure that we maintain our ability to attract and retain highly talented employees in key positions, and that compensation provided to key employees will remain competitive relative to our other senior executive officers. The Compensation Committee believes that executive compensation packages should include both cash and stock-based compensation, as well as other benefit programs to encourage senior executive officers to remain with the Company and have interests aligned with those of the Company. As a result, the Compensation Committee reviews the number of stock options exercised by senior executive officers during recent periods, if any, as well as stock options currently held by the senior executive officers. This analysis enables the Compensation Committee to determine whether the grant of additional stock based compensation may be advisable to ensure that our senior executive officers’ interests are aligned with those of the Company. Based on the foregoing, the Compensation Committee bases it executive compensation program on the following criteria:

•	Compensation should be based on the level of job responsibility, executive performance, and our performance.
•	Compensation should enable us to attract and retain key talent.
•	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals in our geographic area.
•	Compensation should reward performance.
•	Compensation should motivate executives to achieve our strategic and operational goals.

EXECUTIVE SUMMARY

Setting Executive Compensation

The Compensation Committee sets annual cash and non-cash executive compensation to reward the named executive officers for achievement and to motivate the named executive officers to achieve long-term business objectives. The Compensation Committee is unable to use peer group comparisons in determining the compensation package because of the diverse nature of our lines of business. Although the Compensation Committee has not engaged outside consultants to assist in conducting its annual review of the total compensation program, it may do so in the future. The Compensation Committee reviewed some generally available national and regional compensation information for companies of our size. This information was used to determine whether our compensation amounts are within the range of similarly sized companies.  The Compensation Committee considered base salary and current bonus awards in determining overall compensation. The Compensation Committee does not have a policy allocating long term and currently paid compensation. The Compensation Committee also considered the allocation between cash and non-cash compensation amounts, but does not have a specific formula or required allocation between such compensation amounts. Instead, such amounts are taken into account as part of the overall compensation determination. The Compensation Committee compares the Chief Executive Officer’s total compensation to the total compensation of our other named executive officers. However, the Compensation Committee has not established a target ratio between total compensation of the Chief Executive Officer and the median total compensation level for the next lower tier of management. The Compensation Committee also considers internal pay equity among the named executive officers and in relation to next lower tier of management in order to maintain compensation levels that are consistent with the individual contributions and responsibilities of those executive officers. The Compensation Committee does not consider amounts payable under severance agreements when setting the annual compensation of the named executive officers.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer and the President) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items. The Compensation Committee considers and reviews such recommendations in light of the Compensation Committee’s philosophy and objectives and exercises its discretion in accepting or modifying the recommended compensation. In determining compensation for the Chief Executive Officer and the President, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing both the Chief Executive Officer and the President and consideration of the Compensation Committee’s observations of the Chief Executive Officer and the President during the applicable year.

2010 Executive Compensation Components

For the fiscal year ended December 31, 2010, the principal components of compensation for the named executive officers were:

•	base salary;
•	cash bonus;
•	death benefit and salary continuation programs; and
•	perquisites and other personal benefits.

The Compensation Committee did not award equity-based compensation, such as stock options, to the named executive officers in 2010. As discussed below, the Compensation Committee awarded salary increases and bonuses to the named executive officers for 2010. Those awards were considered sufficient to provide competitively based incentives to our executives to advance company performance, without granting equity based compensation as well. The Committee’s assessment was that the named executive officers in 2010 continued to maintain a sufficient ownership interest in the Company to provide alignment with the Company’s long-term interests.

Base Salary

We provide the named executive officers and other senior executive officers with base salary to compensate them for services rendered during the year. We do not have a defined benefit or qualified retirement plan for our executives. This factor is considered when setting the base compensation for senior executive officers since it is expected that senior executive officers will take responsibility for their individual retirement plan arrangements.

Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers, and based upon an assessment of the individual performance of the executive during the preceding year. In determining the base salary for the Chief Executive Officer and the President, the Compensation Committee exercises its judgment based on its observations of such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements. Although the Compensation Committee does not use specific performance targets to set base salaries or bonuses, the Compensation Committee awarded salary increases in 2010 based on the above criteria and with consideration of the overall improved economic performance of the Company during challenging economic conditions.

Bonuses

The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company. Based on the assessments and recommendations described below, the Compensation Committee awarded bonuses to the managers and executive officers in 2010.

Bonus awards are based upon assessment of an individual’s overall contribution to the Company.  This assessment includes a subjective analysis of the achievement of an individual’s goals for their areas of responsibility, the individual’s contribution to the achievement of our priorities and strategic plans, and the individual’s material accomplishments achieved during the year.  In considering an individual’s overall contribution to the Company, the Compensation Committee will account for the individual’s level of experience relevant to the Company’s businesses, the individual’s tenure with the Company, and the individual’s level of responsibility. The assessment is a subjective evaluation of accomplishment and contribution to the Company and is not based on the achievement of specific performance metrics.  Our CEO, Jack E. Golsen, provides the Compensation Committee with his assessment of the contributions to the Company during the applicable year by our named executive officers other than for himself and Barry H. Golsen, our President, for purposes of determining bonus compensation for such year. The

Compensation Committee discusses our CEOs recommendations with the CEO, and in the past has generally accepted the CEOs’ recommendations as to bonuses for our named executive officers. With respect to bonus awards for Jack E. Golsen and Barry H. Golsen, the Compensation Committee assesses the overall contribution of each of them based on the interaction with each of them, review of the matters that are presented to the board of directors for consideration or discussion, and interviews with other senior executive officers.

In assessing the overall contribution of Jack E. Golsen to the Company for purposes of bonus compensation, the Compensation Committee considered Mr. Golsen’s management of the Company through challenging global economic conditions, the profitability of the Company, the retention and development of our executive team, his development of key business relationships for the Company, and his efforts in developing strategies for the Company’s future revenue and market growth.  Mr. Golsen’s level of responsibility and the effectiveness of his leadership were also considered in the assessment of his overall contribution to the Company during 2010.  In addition, the Compensation Committee considered Mr. Golsen’s Employment Agreement with the Company.

The assessment of Barry H. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of the Company and our climate control and chemical businesses through challenging global economic conditions, profitability of the Company for 2010, his retention and development of our management, his accomplishments in developing improved investor and shareholder communication, and his efforts in developing the Company’s future market growth.

The assessment of Tony M. Shelby’s overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Shelby’s responsibilities as our chief financial officer, his leadership in the management of the Company’s financial resources, his efforts in developing strategies for the Company’s future revenue growth, his accomplishments in negotiating important commercial contracts, his development of key business relationships for the Company, and his continued commitment to enhancing our internal audit function and improving its finance processes.

The assessment of David R. Goss’ overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Goss’ responsibilities as our executive vice president of operations, especially during challenging global economic conditions, his management and development of our newly restarted chemical facility located in Pryor, Oklahoma, and his management of our resources with a view to their most productive and efficient uses.

The assessment of David M. Shear’s overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Shear’s responsibilities as our general counsel, the effectiveness of his oversight of our legal department, his management of the our litigation and corporate matters, his accomplishments in negotiating important commercial contracts, the utility of his communications with our board of directors and executive officers, his contributions to the oversight of the our corporate governance and compliance functions, and his leadership in the design and implementation of the Company’s recent subsidiary realignment.

The assessment of Steven J. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of our climate control business and machine tool and specialized engineering business through challenging global economic conditions, profitability of the Company for 2010, his recruitment, retention and development of our management and his involvement in developing plans for the Company’s future growth.

Death Benefit and Salary Continuation Plans

We sponsor non-qualified arrangements to provide a death benefit to the designated beneficiary of certain key employees (including certain of the named executive officers) in the event of such executive’s death (the “Death Benefit Plans”). We also have a non-qualified arrangement with certain of our key employees (including certain of the named executive officers) to provide compensation to such individuals in the event that they are employed by the Company at age 65 (the “Salary Continuation Plans”).

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2010, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”

The Compensation Committee believes that the Death Benefit and Salary Continuation Plans are significant factors in:

•	enabling the Company to retain its named executive officers;
•	encouraging our named executive officers to render outstanding service; and
•	maintaining competitive levels of total compensation.

Perquisites and Other Personal Benefits

We and the Compensation Committee believe that perquisites are necessary and appropriate parts of total compensation that contribute to our ability to attract and retain superior executives. Accordingly, we and the Compensation Committee provided our named executive officers and certain other executive officers a limited number of perquisites that are reasonable and consistent with our overall compensation program.

We currently provide the named executive officers with the use of our automobiles, provide cell phones that are used primarily for business purposes, and pay the country club dues for certain of the executive officers. The executive officers are expected to use the country club in large part for business purposes.

The Compensation Committee periodically reviews the levels of perquisites provided to the named executive officers to determine whether such perquisites are consistent with our compensation policies.

Severance Agreements

We have entered into change of control severance agreements with certain key employees, including the named executive officers. The severance agreements are designed to promote stability and continuity of senior management. The severance agreements provide generally that if a executive officer who is a party to a severance agreement is terminated, other than for cause, within 24 months after the occurrence of a change-in-control of the Company or the executive officer terminates his employment for good reason following a change in control, we must pay the executive officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control. The Compensation Committee believes that the severance agreements are an important element in retaining our senior management. These severance agreements are described under “Severance Agreements” below. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

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

Tax and Accounting Implications

Deductibility of Executive Compensation - Section 162(m) of the Internal Revenue Code, provides that we may not deduct compensation of more than $1,000,000 of employee remuneration for named executive officers. However, the statute exempts qualifying performance-based compensation from the deduction limit when specified requirements are met. In the past, we have granted non-qualifying stock options to the named executive officers that do not meet the performance-based compensation criteria and are subject to the Section 162(m) limitation.

As a result of the exercise of non-qualifying stock options, our aggregate reported compensation, for tax purposes, to Barry H. Golsen exceeded the Section 162(m) deductibility limits in 2008 by $350,000, which represents a cost to the Company of $137,000 as a result of the lost tax deduction. Our compensation deduction was not limited by Section 162(m) in 2010 and 2009.

Accounting for Stock-Based Compensation - We account for stock-based payments, including our incentive and nonqualified stock options, in accordance with United States generally accepted accounting principles.

Compensation and Stock Option Committee Report

Our Compensation and Stock Option Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation and Stock Option Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.

Horace G. Rhodes, Chairman
Charles A. Burtch
Bernard G. Ille

The following table summarizes the total compensation paid or earned by each of the named executive officers for each of the three fiscal years in the period ended December 31, 2010. In addition, due to his nomination to stand for election as a director of the Company at the 2011 Annual Meeting of Stockholders, we have included information for Steven J. Golsen.  See discussion above under “Nomination of Director to the Board of Directors” of Item 10.  We did not grant equity-based awards to the named executive officers or to Steven J. Golsen during 2010, 2009 or 2008.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)

Jack E. Golsen,
Chairman of the Board	2010	659,400	150,000	-	-	-	-	746,993	1,556,393
of Directors and	2009	636,323	200,000	-	-	-	-	713,556	1,549,879
Chief Executive Officer	2008	575,554	200,000	-	-	-	-	682,646	1,458,200

Tony M. Shelby,
Executive Vice President	2010	275,000	100,000	-	-	-	-	15,385	390,385
of Finance and Chief	2009	275,000	125,000	-	-	-	-	16,824	416,824
Financial Officer	2008	268,654	125,000	-	-	-	-	15,574	409,228

Barry H. Golsen,
Vice Chairman of the Board of
Directors, President, and	2010	550,600	150,000	-	-	-	-	32,803	733,403
President of the Climate	2009	527,523	200,000	-	-	-	-	16,887	744,410
Control Business	2008	479,446	175,000	-	-	-	-	27,546	681,992

David R. Goss,	2010	270,500	85,000	-	-	-	-	9,308	364,808
Executive Vice President of	2009	270,500	100,000	-	-	-	-	4,195	374,695
Operations	2008	259,923	85,000	-	-	-	-	14,440	359,363

David M. Shear,	2010	275,000	85,000	-	-	-	-	20,126	380,126
Senior Vice President and	2009	275,000	100,000	-	-	-	-	9,068	384,068
General Counsel	2008	264,423	100,000	-	-	-	-	17,149	381,572

Steven J. Golsen,	2010	350,000	150,000	-	-	-	-	29,028	529,028
Chief Operating Officer of	2009	326,923	150,000	-	-	-	-	16,578	493,501
the Climate Control Business	2008	278,846	160,000	-	-	-	-	25,207	464,053

(1) As discussed below under “1981 Agreements” and “2005 Agreement,” we entered into individual death benefit agreements in 1981 and a death benefit agreement in 2005. Reported compensation for the death benefit under these agreements is the greater of:

•	the expense incurred for our accrued death benefit liability; or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

Amounts accrued under these agreements are not paid until the death of the named executive officer.

As discussed below under “1992 Agreements”, we entered into benefit agreements in 1992, which include a death benefit until the employee reaches age 65 or benefits for life commencing when the employee reaches age 65. Compensation reported for these benefits is the greater of:

•	the expense incurred associated with our accrued benefit liability or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

The amounts set forth under “All Other Compensation” are comprised of the compensation expense relating to the 1981 Agreements, 1992 Agreements, and 2005 Agreement, as described above, and perquisites for 2010, as follows:

1981 Agreements	1992 Agreements	2005 Agreement	Other (A)	Total
Jack E. Golsen	$226,128	$-	$514,978	$5,887	$746,993
Tony M. Shelby	$1,611	$4,088	$-	$9,686	$15,385
Barry H. Golsen	$984	$25,539	$-	$6,280	$32,803
David R. Goss	$1,958	$3,781	$-	$3,569	$9,308
David M. Shear	$-	$16,103	$-	$4,023	$20,126
Steven J. Golsen	$112	$22,716	$-	$6,200	$29,028

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
•
Mr. Golsen’s serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to the Company, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in our best interest (“Misconduct”), and

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

The employment agreement provides that, if Mr. Golsen’s employment is terminated for reasons other than due to a Conviction or Misconduct, then we shall pay to Mr. Golsen:

•
a cash payment on the date of termination, equal to the amount of Mr. Golsen’s annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times the number of years remaining under the then current term of the employment agreement, and

•
provide to Mr. Golsen all of the fringe benefits that the Company was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement.

If there is a change in control (as defined in the severance agreement between Mr. Golsen and the Company as discussed below under “Severance Agreements”) and within 24 months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and the Company shall be controlling.

In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result if the disability for a period of 12 consecutive months within any two-year period, we will pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter 60% of such salary until Mr. Golsen’s death.

1981 Agreements

During 1981, we entered into individual death benefit agreements (the “1981 Agreements”) with certain key employees (including certain of the named executive officers). The designated beneficiary of each named executive officer will receive a monthly benefit for a period of 10 years if the officer dies while in the employment of the Company. The 1981 Agreements, as amended, provide that we may terminate the agreement as to any officer at anytime prior to the officer’s death. We have purchased life insurance on the life of each officer covered under the 1981 Agreements to provide a source of funds for our obligations under the 1981 Agreements. We are the owner and sole beneficiary of each of the insurance policies and the proceeds are payable to the Company upon the death of the officer. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the named executive officer’s under the 1981 Agreements.

Name of Individual	Amount of Annual Payment
Jack E. Golsen	$175,000
Tony M. Shelby	$35,000
Barry H. Golsen	$30,000
David R. Goss	$35,000
David M. Shear	N/A
Steven J. Golsen	$19,000

1992 Agreements

During 1992, we entered into individual benefit agreements with certain of our key employees (including certain of the named executive officers) to provide compensation to such individuals in the event that they are employed by the Company at age 65 (the “1992 Agreements”). Each officer that has entered into a 1992 Agreement is eligible to receive a designated benefit (“Benefit”) as set forth in the 1992 Agreements, as amended. The officer will receive the Benefit beginning at the age 65 for the remainder of the officer’s life. If prior to attaining the age 65, the officer dies while in the employment of the Company, the designated beneficiary of the officer will receive a monthly benefit (“Death Benefit”) for a period of 10 years. The 1992 Agreements provide that we may terminate the agreement as to any officer at any time and for any reason prior to the death of the officer. We have purchased insurance on the life of each officer covered under the 1992 Agreements. We are the owner and sole beneficiary of each insurance policy, and the proceeds are payable to the Company to provide a source of funds for our obligations under the 1992 Agreements. Under the terms of the 1992 Agreements, if the officer becomes incapacitated prior to retirement or prior to reaching age 65, the officer may request us to cash-in any life insurance on the life of such officer purchased to fund our obligations under the 1992 Agreements. Jack E. Golsen does not participate in the 1992 Agreements.

The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements at December 31, 2010.

Name of Individual	Amount of Annual Benefit	Amount of Annual Death Benefit
Jack E. Golsen	N/A	N/A
Tony M. Shelby	$15,605	N/A
Barry H. Golsen	$17,480	$11,596
David R. Goss	$17,403	N/A
David M. Shear	$17,822	$7,957
Steven J. Golsen	$17,545	$10,690

2005 Agreement

During 2005, we entered into a death benefit agreement (“2005 Agreement”) with Jack E. Golsen. This agreement replaced existing benefits that were payable to Mr. Golsen. The 2005 Agreement provides that, upon Mr. Golsen’s death, we will pay to Mr. Golsen’s family or designated beneficiary $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on Mr. Golsen’s life that were purchased and are owned by the Company. The 2005 Agreement requires that we are obligated to keep in existence no less than $2.5 million of the stated death benefit. The life insurance policies in force provide an aggregate stated death benefit of $7 million to the Company, as beneficiary.

Life Insurance Policies

As discussed above under the 1981 Agreements, 1992 Agreements and 2005 Agreements, we have purchased life insurance on the life of each named executive officer to provide a source of funds for our obligations under these agreements. The following table sets forth the total face value of life insurance policies in force for each named executive officer and the net cash surrender value of the life insurance policies at December 31, 2010.

Name of Individual	Total Face Value of Life Insurance Policies	Amount of Net Cash Surrender Value
Jack E. Golsen	$7,000,000	$920,135
Tony M. Shelby	$788,049	$12,694
Barry H. Golsen	$4,115,016	$385,906
David R. Goss	$1,334,372	$287,516
David M. Shear	$450,000	$506
Steven J. Golsen	$871,127	$14,767

401(k) Plan

We maintain The LSB Industries, Inc. Savings Incentive Plan (the “401(k) Plan”) for the employees (including the named executive officers) of the Company, excluding employees covered under union agreements and certain other employees. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. We make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. We deduct the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pay the amount into the 401(k) Plan pursuant to the officer’s election. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed by the named executive officers during the 2010, 2009 and 2008 fiscal years pursuant to the 401(k) Plan.

Outstanding Equity Awards At December 31, 2010

Options Awards (1)
(a)	(b)	(c)	(d)	(e)	(f)

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(2)
Jack E. Golsen	-	-	-	-	-
Tony M. Shelby	15,000	-	-	2.73	11/29/2011
Barry H. Golsen	-	-	-	-	-
David R. Goss	-	-	-	-	-
David M. Shear	-	-	-	-	-
Steven J. Golsen	11,250	-	-	2.73	11/29/2011

(1)   There were no unvested stock awards at December 31, 2010.
(2)   Options expiring on November 29, 2011, were granted on November 29, 2001 and were fully vested on November 28, 2005.

Options Exercised in 2010 (1)

Option Awards
(a)	(b)	(c)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(2) ($)
Jack E. Golsen	-	-
Tony M. Shelby	-	-
Barry H. Golsen	11,250	119,025
David R. Goss	-	-
David M. Shear	-	-
Steven J. Golsen	-	-

(1) There were no stock awards that vested in 2010.
(2) Value realized was determined using the difference between the exercise price of the options and the closing price of our common stock on the date of exercise.

Severance Agreements

We have entered into severance agreements, as amended, with each of the named executive officers. Each severance agreement provides (among other things) that if, within 24 months after the occurrence of a change in control (as defined) of the Company, we terminate the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), we must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The phrase “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five-year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.

The severance agreements provide that a “change in control” means a change in control of the Company of a nature that would require the filing of a Form 8-K with the SEC and, in any event, would mean when:
•
any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of LSB’s outstanding voting securities having the right to vote for the election of directors, except acquisitions by:

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

•
individuals who, as of the date of the severance agreement, constitute our Board of Directors (the “Incumbent Board”) and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or

•	the sale by the Company of all or substantially all of its assets.

Except for the severance agreement with Jack E. Golsen, the termination of an officer’s employment with the Company “for cause” means termination because of:
•	the mental or physical disability from performing the officer’s duties for a period of 120 consecutive days or one hundred eighty days (even though not consecutive) within a 360 day period;
•	the conviction of a felony;
•	the embezzlement by the officer of our assets resulting in substantial personal enrichment of the officer at the expense of the Company; or
•
the willful failure (when not mentally or physically disabled) to follow a direct written order from our Board of Directors within the reasonable scope of the officer’s duties performed during the 60 day period prior to the change in control.

The definition of “Cause” contained in the severance agreement with Jack E. Golsen means termination because of:
•	the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or
•	if due to Mr. Golsen’s serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to the Company, taken as a whole, provided that:
•	no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in our best interest, and
•	failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

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

•	the relocation of the officer;
•	any purported termination by the Company of the officer’s employment with us otherwise than as permitted by the severance agreement; or

•
in the event of a change in control of the Company, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

Except for the severance agreement with Jack E. Golsen, each severance agreement expires on the earlier of: (a) three years after the date of the severance agreement, or (b) the date of retirement from the Company; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless we give notice otherwise at least 60 days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three years from the date of the severance agreement; except that, commencing on the date one year after the date of such severance agreement and on each anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three years from such renewal date, unless we give notices otherwise at least one year prior to the renewal date.

Potential Payments Upon Termination or Change-In-Control

The following table reflects the amount that would have been payable to each of the named executive officers under the applicable agreement if the respective trigger event had occurred on December 31, 2010. (1)

Severance Pay Trigger Event

Name and Executive Benefit and Payments Upon Separation	Voluntary Termination ($)	Involuntary Other Than For Cause Termination ($)	Involuntary For Cause Termination ($)	Involuntary Other Than For Cause Termination - Change of Control ($)	Voluntary For Good Reason Termination - Change of Control ($)	Disability/ Incapacitation ($)	Death ($)

Jack E. Golsen: (2)(3)(6)
Salary	-	164,850	-	2,043,370	2,043,370	2,835,420	-
Bonus	-	37,500	-	-	-	-	-
Death Benefits	-	-	-	-	-	-	4,250,000
Other	-	52,215	-	-	-	-	52,215

Tony M. Shelby: (3)(4)(5)
Salary	-	-	-	1,055,943	1,055,943	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	219,896	-	-	-	-	-	-

Barry H. Golsen: (3)(4)(5)
Salary	-	-	-	1,794,918	1,794,918	-	-
Death Benefits	-	-	-	-	-	-	415,962

David R. Goss: (3)(4)(5)
Salary	-	-	-	977,833	977,833	-	-
Death Benefits	-	-	-	-	-	-	350,000
Other	233,989	-	-	-	-	-	-

David M. Shear: (3)(5)
Salary	-	-	-	982,030	982,030	-	-
Death Benefits	-	-	-	-	-	-	79,567
Steven J. Golsen: (3)(4)(5)
Salary	-	-	-	1,235,128	1,235,128	-	-
Death Benefit	-	-	-	-	-	-	296,903

(1)
This amount does not include the amount realizable upon the exercise of outstanding stock options granted to the named executive officers, all of which are fully vested.  See “Outstanding Equity Awards at December 31, 2010.”

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

Compensation of Directors

In 2010, we compensated our non-employee directors for their services as directors on our Board.  Our Directors were not awarded stock options or other equity based compensation in 2010.  Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2010.

Director Compensation Table
(All directors' compensation for 2010 was paid in cash)

(a)
Name	Amount (1) ($)
Raymond B. Ackerman	40,500
Robert C. Brown, M.D.	40,500
Charles A. Burtch	40,500
Robert A. Butkin	40,500
Bernard G. Ille	40,500
Gail P. Lapidus	38,800
Donald W. Munson	40,500
Ronald V. Perry	40,500
Horace G. Rhodes	40,500
John A. Shelley	40,500

(1) This amount includes as to each director, an annual fee of $13,000 for services as a director and $500 for each Board meeting attended during 2010. In addition, each director that serves on one or more committees of the Board receives an additional $25,000 for such service. As noted below, each of our directors served on at least one committee during 2010:

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

•	Mr. Burtch is a member of the Audit Committee and Compensation Committee.
•	Mr. Butkin is a member of the Business Development Committee.

•	Mr. Ille is a member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•	Ms. Lapidus became a board member on February 18, 2010 and her directors’ fees are prorated to such date. She is a member of the Public Relations and Marketing Committee.
•	Mr. Munson is a member of the Business Development Committee.
•	Mr. Perry is a member of the Public Relations and Marketing Committee.
•	Mr. Rhodes is a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
•	Mr. Shelley is a member of the Audit Committee, Public Relations and Marketing Committee and Nominating and Corporate Governance Committee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has the authority to set the compensation of all of our officers. This Compensation Committee considers the recommendations of the Chief Executive Officer when setting the compensation of our officers. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation Committee are the following non-employee directors: Horace G. Rhodes (Chairman), Charles A. Burtch, and Bernard G. Ille. Neither Mr. Rhodes, Mr. Burtch nor Mr. Ille is, or ever has been, an officer or employee of the Company or any of its subsidiaries. None of our executive officers or members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K during 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the information as of December 31, 2010, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by stockholders	752,376	$8.21	871,670
Equity compensation plan not approved by stockholders (1)	11,250	$2.73	-

Total	763,626	$8.13	871,670

(1) Non-Stockholder Approved Plan From time to time, the Compensation Committee and/or the Board of Directors has approved the grants of certain nonqualified stock options as the Board has determined to be in our best interest to compensate directors, officers, or employees for service to the Company. On November 29, 2001, we granted to certain of our employees nonqualified stock options to acquire 102,500 shares of common stock in consideration of services to the Company. These options are fully exercisable and expire 10 years from the grant date. As of December 31, 2010, only 11,250 shares remain issuable under the nonqualified stock options at an exercise price of $2.73 per share, which is equal to the market value of our common stock at the date of grant. The nonqualified stock options were not approved by our stockholders.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 28, 2011, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 28, 2011.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially owned (1)	Percent of Class+
Jack E. Golsen and certain members of his family (2)	Common Voting Preferred	4,620,009 1,020,000	(3) (4) (5)	20.7% 99.9%
BlackRock, Inc.	Common	1,286,353		6.1%

+ Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 28, 2011 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1)  We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or our records.

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

(3)  Includes (a) the following shares over which J. Golsen has the sole voting and dispositive power: (i) 4,000 shares that he has the right to acquire upon conversion of a promissory note; (ii) 263,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee of each of these trusts; and (iii) 200,406 shares held in certain trusts for the benefit of grandchildren and great grandchildren of J. Golsen and Sylvia H. Golsen over which J. Golsen is the trustee; (b) 553,976 shares owned of record by the LLC and 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC; (c) 307,889 shares over which B. Golsen has the sole voting and dispositive power and 533 shares owned of record by B. Golsen’s wife, over which he shares the voting and dispositive power; (d) 263,915 shares over which S. Golsen has the sole voting and dispositive power  and 11,250 shares that he has the right to acquire within the next 60 days under the Company’s stock option plans; (e) 30,000 shares over which L. Rappaport has the sole voting and dispositive power and 36,400 shares that she has the right to acquire upon conversion of $1 million principal amount of the 2007 Debentures; (f) 1,602,099 shares owned of record by SBL, 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL, 250,000 shares that SBL has to right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL and 145,600 shares issuable shares upon the conversion of $4 million principal amount of the 2007 Debentures owned of record by SBL, and (g) 283,955 shares owned of record by GPC, which is a wholly-owned subsidiary of SBL, and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC. See “Certain Relationships and Related Transactions”.

(4)  J. Golsen and Sylvia H. Golsen disclaim beneficial ownership of the shares over which B. Golsen, S. Golsen and L. Rappaport each have sole voting and investment power. Sylvia H. Golsen, B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has sole voting and investment power over as noted in footnote (3)(a) above. B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares owned of record by the LLC, except to the extent of their respective pecuniary interest therein. S. Golsen and L. Rappaport disclaims beneficial ownership of the shares owned of record by SBL and GPC and all shares beneficially owned by SBL through the LLC, except to the extent of his pecuniary interest therein. L. Rappaport disclaims beneficial ownership of the 121,433 shares over which her spouse has sole voting and investment power over, and this amount excludes such shares.

(5)  Includes: (a) 4,000 shares of Series B Preferred owned of record by the LLC; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by SBL’s wholly-owned subsidiary, GPC, over which SBL, J. Golsen, and B. Golsen share the voting and dispositive power and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

Security Ownership of Management

The following table sets forth certain information obtained from our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 28, 2011.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)	Percent of Class+
Raymond B. Ackerman	Common	11,700	(2)	*

Michael G. Adams	Common	24,550	(3)	*

Robert C. Brown, M.D.	Common	83,537	(4)	*

Charles A. Burtch	Common	2,650	(5)	*

Robert A. Butkin	Common	2,650	(6)	*

Barry H. Golsen	Common Voting Preferred	3,153,121 1,016,173	(7) (7)	14.3 99.9	% %

Jack E. Golsen	Common Voting Preferred	3,970,022 1,020,000	(8) (8)	17.9 99.9	% %

Steven J. Golsen	Common Voting Preferred	843,061 194,416	(9) (9)	4.0 19.1	% %

David R. Goss	Common	171,690	(10)	*

Bernard G. Ille	Common	16,650	(11)	*

Jim D. Jones	Common	80,000	(12)	*

Gail P. Lapidus	Common	-		-

Donald W. Munson	Common	5,390	(13)	*

Ronald V. Perry	Common	1,650	(14)	*

Horace G. Rhodes	Common	13,150	(15)	*

Harold L. Rieker, Jr.	Common	6,050	(16)	*

Paul H. Rydlund	Common	11,500	(17)	*

David M. Shear	Common	60,581	(18)	*

Tony M. Shelby	Common	177,589	(19)	*

John A. Shelley	Common	230	(20)	*

Michael D. Tepper	Common	52,000	(21)	*

Directors and Executive Officers as a group number (21 persons)	Common Voting Preferred	5,275,176 1,020,000	(22)	23.6 99.9	% %

* Less than 1%.

+ See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”

(1)  We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.

(2)  This amount includes (a) 1,450 shares held by Mr. Ackerman’s trust and 1,650 shares of common stock that Mr. Ackerman may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ackerman possesses sole voting and dispositive power and (b) 8,600 shares are held in a trust owned by Mrs. Ackerman, of which Mrs. Ackerman is trustee.

(3)  This amount includes 9,600 shares held by Mr. Adams’ trust over which Mr. Adams possesses sole voting and dispositive power, and 14,950 shares that Mr. Adams may acquire pursuant to currently exercisable stock options.

(4)  This amount includes 31,160 shares held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and by a trust, of which Dr. Brown is the trustee.  As trustees, Dr. Brown and his wife share voting and dispositive power over these shares. The amount also includes (a) 1,650 shares of common stock that Dr. Brown may purchase pursuant to currently exercisable non-qualified stock options, and (b) 50,727 shares owned by Robert C. Brown, MD, Inc. over which Dr. Brown has voting and dispositive power. The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(5)  Mr. Burtch has the sole voting and dispositive power over these shares, which include 1,650 shares of common stock that Mr. Burtch may purchase pursuant to currently exercisable non-qualified stock options.

(6)  This amount includes (a) 1,000 shares that are held in certain trusts and (b) 1,650 shares of common stock that Mr. Butkin may purchase pursuant to currently exercisable non-qualified stock options over which Mr. Butkin has voting and dispositive power.

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

(9)  See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by S. Golsen.

(10)  Mr. Goss has the sole voting and dispositive power over these shares.

(11)  The amount includes 15,000 shares held by Mr. Ille’s trust and 1,650 shares of common stock that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille possesses sole voting and dispositive power.

(12)  Mr. Jones and his wife share voting and dispositive power over these shares, which include 15,000 shares that Mr. Jones may acquire pursuant to currently exercisable stock options, over which Mr. Jones has sole voting and dispositive power.

(13)  Mr. Munson has the sole voting and dispositive power over these shares, which include 1,650 shares that Mr. Munson may acquire pursuant to currently exercisable non-qualified stock options.

(14)  This amount represents shares that Mr. Perry may acquire pursuant to currently exercisable stock options, over which Mr. Perry has sole dispositive power.

(15)  The amount includes (a) 11,000 shares of common stock, including 10,000 shares held by a trust, and (b) 1,650 shares of common stock that Mr. Rhodes may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Rhodes has the sole voting and dispositive power, and (c) 500 shares held by a revocable trust over which Mr. Rhodes’ wife has voting and dispositive power.

(16)  This amount represents shares that Mr. Rieker may acquire pursuant to currently exercisable stock options, over which Mr. Rieker has sole dispositive power.

(17)  This amount represents shares that Mr. Rydlund may acquire pursuant to currently exercisable stock options, over which Mr. Rydlund has sole dispositive power.

(18)  These shares are held in a joint account owned by Mr. Shear’s revocable trust of which Mr. Shear is the trustee and by Mr. Shear’s spouse’s revocable trust of which his spouse is the trustee.  As trustees, Mr. Shear and his wife share voting and dispositive power over these shares.

(19)  Mr. Shelby has the sole voting and dispositive power over these shares, which include 15,000 shares that Mr. Shelby may acquire pursuant to currently exercisable stock options plans.

(20)  Mr. Shelley has the sole voting and dispositive power over these shares.

(21)  These shares are held by a trust, over which Mr. Tepper has the sole voting and dispositive power.

(22)  The shares of common stock include 86,950 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 1,066,266 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Policy as to Related Party Transaction

Pursuant to the Audit Committee Charter, our Audit Committee reviews any related party transactions involving any of our directors and executive officers. The following related party transactions were reviewed by the Audit Committee or the Board of Directors as a whole.

Related Party Transactions

Golsen Group

The Golsen Group holds $5,000,000 principal amount of the 2007 Debentures. In January 2010, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2009. During 2010, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was accrued at December 31, 2010 and subsequently paid in January 2011.

In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group.

During 2010, GPC occupied approximately 1,400 square feet of office space in Chemical Business’ offices for which the annual rent is $12,000.

Heidi Brown Shear, our Vice President and Managing Counsel, 2010 compensation was approximately $174,000, which included $30,000 bonus and $4,100 automobile allowance.

Northwest

Northwest Internal Medicine Associates (“Northwest”), a division of Plaza Medical Group, P.C., has an agreement with us to perform medical examinations of the management and supervisory personnel of the Company. Each year, we pay Northwest $2,000 a month to perform such examinations, under the agreement. Dr. Robert C. Brown (a director of the Company) is Vice President and Treasurer of Plaza Medical Group, P.C. In addition, Dr. Brown receives a fee of $2,000 per month to perform medical director consulting services for the Company in connection with our self-insured health plan and workers’ compensation benefits.

Board Independence

The Board of Directors has determined that each of Messrs. Ackerman, Burtch, Butkin, Ille, Munson, Rhodes, Perry, Shelley and Ms. Lapidus is an “independent director” in accordance with the current listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2010 and 2009, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for review of SEC-related documents for those fiscal years were approximately $1,386,000 and $1,321,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed the Company $106,980 and $32,700 during 2010 and 2009, respectively, for audit-related services, which included benefit plan audits and accounting consultations involving a proposed business acquisition.

Tax Fees

Ernst & Young LLP billed the Company $328,687 and $664,559 during 2010 and 2009, respectively, for tax services, which included tax return review and preparation and tax consultations and planning.

All Other Fees

We did not engage our accountants to provide any other services for the fiscal years ended December 31, 2010 and 2009.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of our Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2010 and 2009 is compatible with maintaining its independence.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I - Condensed Financial Information of Registrant	F-55

II - Valuation and Qualifying Accounts	F-60

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2008.

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010.

4.1	Specimen Certificate for the Company's Noncumulative Preferred Stock, having a par value of $100 per share.

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

4.9
Exhibits and Schedules to the Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

4.10
First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 24, 2009, by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

4.11
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

4.12
Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007.

4.13
Exhibits and Schedules to the Term Loan Agreement, dated as of November 2, 2007, among LSB Industries, Inc., ThermaClime, Inc. and certain subsidiaries of ThermaClime, Inc., Cherokee Nitrogen Holdings, Inc., the Lenders, the Administrative and Collateral Agent and the Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.2b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

4.14
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

4.19
Business Loan Agreement, dated effective June 30, 2009, between Prime Financial Corporation and INTRUST Bank, N.A., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 2009.

4.20
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

10.16
Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #25613, DATED SEPTEMBER 24, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.17
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

10.18
Assignment of Fixed Price Purchase Option, dated June 23, 2009, between El Dorado Nitrogen, L.P. and Bayer MaterialScience LLC., which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed June 29, 2009.

10.19
Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company's Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.20
Promissory Note, dated March 26, 2010, executed by Climate Master, Inc. in favor of Coppermark Bank, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed March 31, 2010.

10.21
AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.22
First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

10.23
Agreement, effective August 1, 2010, between El Dorado Chemical Company and United Steelworkers of America International Union on behalf of Local 13-434., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.24
Agreement, effective October 17, 2010, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.25
Agreement, dated November 12, 2010, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company.

10.26
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

10.27
Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC., which the Company hereby incorporates by reference from Exhibit 10.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

10.28
Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sarl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #25535, DATED SEPTEMBER 27, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.29
Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sarl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.30
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

10.31
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

10.32
Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company's Form 8-K, filed May 13, 2009.

10.33
Purchase Agreement, dated June 28, 2007, by and among the Company and the investors identified on the Schedule of Purchasers attached thereto, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, dated June 28, 2007.

10.34
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

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Jack E. Golsen
March 3, 2011		Jack E. Golsen Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
March 3, 2011		Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
March 3, 2011		Harold L. Rieker Jr. Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By: /s/ Jack E. Golsen
March 3, 2011	Jack E. Golsen, Director

Dated:	By: /s/ Tony M. Shelby
March 3, 2011	Tony M. Shelby, Director

Dated:	By: /s/ Barry H. Golsen
March 3, 2011	Barry H. Golsen, Director

Dated:	By: /s/ David R. Goss
March 3, 2011	David R. Goss, Director

Dated:	By: /s/ Raymond B. Ackerman
March 3, 2011	Raymond B. Ackerman, Director

Dated:	By: /s/ Robert C. Brown MD
March 3, 2011	Robert C. Brown MD, Director

Dated:	By: /s/ Charles A. Burtch
March 3, 2011	Charles A. Burtch, Director

Dated:	By: /s/ Robert A. Butkin
March 3, 2011	Robert A. Butkin, Director

Dated:	By: /s/ Bernard G. Ille
March 3, 2011	Bernard G. Ille, Director

Dated:	By:
March 3, 2011	Gail P. Lapidus, Director

Dated:	By: /s/ Donald W. Munson
March 3, 2011	Donald W. Munson, Director

Dated:	By: /s/ Ronald V. Perry
March 3, 2011	Ronald V. Perry, Director

Dated:	By: /s/ Horace G. Rhodes
March 3, 2011	Horace G. Rhodes, Director

Dated:	By: /s/ John A. Shelley
March 3, 2011	John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements
And Schedules for Inclusion in Form 10-K
For the Fiscal Year ended December 31, 2010

Report of Independent Registered
Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 3, 2011

LSB Industries, Inc.

Consolidated Balance Sheets

December 31,
2010	2009
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$66,946	$61,739
Restricted cash	31	30
Short-term investments	10,003	10,051
Accounts receivable, net	74,259	57,762
Inventories	60,106	51,013
Supplies, prepaid items and other:
Prepaid insurance	4,449	4,136
Precious metals	12,048	13,083
Supplies	6,802	4,886
Fair value of derivatives and other	1,454	150
Prepaid income taxes	-	1,642
Other	1,174	1,476
Total supplies, prepaid items and other	25,927	25,373
Deferred income taxes	5,396	5,527
Total current assets	242,668	211,495

Property, plant and equipment, net	135,755	117,962

Other assets:
Debt issuance costs, net	1,023	1,652
Investment in affiliate	4,016	3,838
Goodwill	1,724	1,724
Other, net	2,795	1,962
Total other assets	9,558	9,176
	$387,981	$338,633

(Continued on following page)

 LSB Industries, Inc.

Consolidated Balance Sheets (continued)

December 31,
2010	2009
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,025	$37,553
Short-term financing	3,821	3,017
Accrued and other liabilities	31,507	23,054
Current portion of long-term debt	2,328	3,205
Total current liabilities	88,681	66,829

Long-term debt	93,064	98,596

Noncurrent accrued and other liabilities	12,605	10,626

Deferred income taxes	14,261	11,975

Commitments and contingencies (Note 14)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 25,476,534 shares issued (25,369,095 at December 31, 2009)	2,548	2,537
Capital in excess of par value	131,845	129,941
Retained earnings	70,351	41,082
	207,744	176,560
Less treasury stock, at cost:
Common stock, 4,320,462 shares (4,143,362 at December 31, 2009)	28,374	25,953
Total stockholders’ equity	179,370	150,607
	$387,981	$338,633

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

Year ended December 31,
2010	2009	2008
(In Thousands, Except Per Share Amounts)
Net sales	$609,905	$531,838	$748,967
Cost of sales	471,280	394,424	610,087
Gross profit	138,625	137,414	138,880

Selling, general and administrative expense	89,720	96,374	86,646
Provisions for losses on accounts receivable	145	90	371
Other expense	1,262	527	1,184
Other income	(8,427)	(287)	(8,476)
Operating income	55,925	40,710	59,155

Interest expense	7,427	6,746	11,381
Loss (gains) on extinguishment of debt	52	(1,783)	(5,529)
Non-operating other income, net	(53)	(130)	(1,096)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	48,499	35,877	54,399
Provisions for income taxes	19,787	15,024	18,776
Equity in earnings of affiliate	(1,003)	(996)	(937)
Income from continuing operations	29,715	21,849	36,560

Net loss from discontinued operations	141	265	13
Net income	29,574	21,584	36,547

Dividends on preferred stocks	305	306	306
Net income applicable to common stock	$29,269	$21,278	$36,241

Income (loss) per common share:
Basic:
Income from continuing operations	$1.39	$1.01	$1.71
Net loss from discontinued operations	(.01)	(.01)	-
Net income	$1.38	$1.00	$1.71

Diluted:
Income from continuing operations	$1.33	$.97	$1.58
Net loss from discontinued operations	(.01)	(.01)	-
Net income	$1.32	$.96	$1.58

See accompanying notes.

 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock - Common	Total
(In Thousands)
Balance at December 31, 2007	24,467	$3,000	$2,447	$123,336	$(411)	$(16,437)	$(17,652)	$94,283
Net income						36,547		36,547
Amortization of cash flow hedge					291			291
Total comprehensive income								36,838
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				811				811
Exercise of stock options	490		49	797				846
Income tax benefit from exercise of stock options				2,390				2,390
Acquisition of 400,000 shares of common stock							(4,821)	(4,821)
Conversion of 38 shares of redeemable preferred stock to common stock	1			3				3
Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$(22,473)	$130,044

(Continued on following page)

 LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity (continued)

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock - Common	Total
(In Thousands)
Net income						$21,584		$21,584
Amortization of cash flow hedge					120			120
Total comprehensive income								21,704
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				1,021				1,021
Exercise of stock options	409		41	848			(280)	609
Excess income tax benefit associated with stock-based compensation				731				731
Acquisition of 275,900 shares of common stock							(3,200)	(3,200)
Conversion of 36 shares of redeemable preferred stock to common stock	2			4				4
Balance at December 31, 2009	25,369	3,000	2,537	129,941	-	41,082	(25,953)	150,607

Net income and comprehensive income						29,574		29,574
Dividends paid on preferred stocks						(305)		(305)
Stock-based compensation				1,005				1,005
Exercise of stock options	106		11	818				829
Excess income tax benefit associated with stock-based compensation				78				78
Acquisition of 177,100 shares of common stock							(2,421)	(2,421)
Conversion of 37 shares of redeemable preferred stock to common stock	2			3				3
Balance at December 31, 2010	25,477	$$3,000	$2,548	$131,845	$-	$70,351	$(28,374)	$179,370

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

Year ended December 31,
2010	2009	2008
(In Thousands)
Cash flows from continuing operating activities
Net income	$29,574	$21,584	$36,547
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	141	265	13
Deferred income taxes	2,310	11,231	(263)
Loss (gains) on extinguishment of debt	52	(1,783)	(5,529)
Losses on sales and disposals of property and equipment	460	378	158
Gain on property insurance recoveries associated with property, plant and equipment	(7,500)	-	-
Gain on litigation judgment associated with property, plant and equipment	-	-	(3,943)
Depreciation of property, plant and equipment	17,329	15,601	13,830
Amortization	651	757	1,186
Stock-based compensation	1,005	1,021	811
Provisions for losses on accounts receivable	145	90	371
Provisions for (realization of) losses on inventory	184	(2,404)	3,824
Provision for (realization of) losses on firm sales commitments	(371)	371	-
Provision for impairment on long-lived assets	-	-	192
Equity in earnings of affiliate	(1,003)	(996)	(937)
Distributions received from affiliate	825	786	735
Changes in fair value of commodities contracts	(761)	(138)	5,910
Changes in fair value of interest rate contracts	(34)	(508)	2,863
Other	(10)	-	-
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(17,340)	22,118	(8,776)
Inventories	(9,277)	11,880	(7,758)
Prepaid and accrued income taxes	5,947	(2,738)	(2,836)
Other supplies and prepaid items	(1,585)	230	(4,145)
Accounts payable	15,556	(6,154)	2,214
Commodities contracts	150	(5,922)	(172)
Customer deposits	1,951	(2,607)	(6,283)
Deferred rent expense	-	(1,424)	(2,876)
Other current and noncurrent liabilities	5,802	(3,965)	6,879
Net cash provided by continuing operating activities	44,201	57,673	32,015

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2010	2009	2008
(In Thousands)
Cash flows from continuing investing activities
Capital expenditures	$(34,475)	$(28,891)	$(32,108)
Proceeds from property insurance recovery associated with property, plant and equipment	8,829	364	-
Proceeds from litigation judgment associated with property, plant and equipment	-	-	5,948
Payment of legal costs relating to litigation judgment associated with property, plant and equipment	-	-	(1,884)
Proceeds from sales of property and equipment	99	15	74
Purchases of short-term investments	(30,009)	(10,051)	-
Proceeds from short-term investments	30,057	-	-
Proceeds from (deposits of) restricted cash	(1)	863	(690)
Other assets	(488)	(360)	(379)
Net cash used by continuing investing activities	(25,988)	(38,060)	(29,039)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	540,098	519,296	662,402
Payments on revolving debt facility	(540,098)	(519,296)	(662,402)
Proceeds from other long-term debt, net of fees	47	8,566	-
Acquisitions of 5.5% convertible debentures	(2,494)	(8,938)	(13,207)
Payments on other long-term debt	(8,909)	(2,327)	(1,047)
Payments on loans secured by cash value of life insurance policies	(380)	-	-
Payments of debt issuance costs	-	(26)	-
Proceeds from short-term financing	4,585	3,866	3,178
Payments on short-term financing	(3,781)	(3,077)	(1,869)
Proceeds from exercises of stock options	829	609	846
Purchases of treasury stock	(2,421)	(3,200)	(4,821)
Excess income tax benefit associated with stock-based compensation	185	911	2,390
Dividends paid on preferred stocks	(305)	(306)	(306)
Net cash used by continuing financing activities	(12,644)	(3,922)	(14,836)
Cash flows of discontinued operations:
Operating cash flows	(362)	(156)	(160)
Net increase (decrease) in cash and cash equivalents	5,207	15,535	(12,020)
Cash and cash equivalents at beginning of year	61,739	46,204	58,224
Cash and cash equivalents at end of year	$66,946	$61,739	$46,204

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

Year ended December 31,
2010	2009	2008
(In Thousands)
Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$6,954	$6,908	$6,562
Income taxes, net of refunds	$11,373	$5,559	$19,469

Noncash investing and financing activities:
Receivables associated with property insurance claims	$171	$846	$-
Current and noncurrent other assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$5,420	$5,023	$7,975
Debt issuance costs associated with the acquisitions of the 5.5% convertible debentures	$58	$379	$764

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements. We are involved in manufacturing, marketing and engineering operations. We are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the “Chemical Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

Reclassifications - A reclassification has been made in our consolidated balance sheet at December 31, 2009 to conform to our consolidated balance sheet presentation at December 31, 2010, which reclassification expanded our supplies, prepaid items and other line items. This reclassification did not impact the total amount of supplies, prepaid items and other at December 31, 2009.

Use of Estimates - The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Restricted Cash - Restricted cash consists of cash balances that are legally restricted or designated by us for specific purposes.

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value. All of these investments were held by financial institutions within the United States (“U.S.”) and none of these investments were in excess of the federally insured limits.

Accounts Receivable - Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation and amortization. Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred. In addition, costs relating to planned major maintenance activities (“Turnarounds”) in our Chemical Business are expensed as they are incurred. Fully depreciated assets are retained in PP&E and accumulated depreciation and amortization accounts until disposal. When PP&E are retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expense.

For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. Amortization of assets under capital leases is included in depreciation expense.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2010, we had no long-lived assets classified as assets held for sale.

Debt Issuance Costs - Debt issuance costs are amortized over the term of the associated debt instrument. In general, if debt is extinguished at a discount or premium prior to maturity, the associated debt issuance costs, if any, are written off and included in the gain or loss on extinguishment of debt.

Goodwill - Goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  Reporting units are one level below the business segment level.  No impairments of goodwill were incurred in 2010, 2009 or 2008. Goodwill relates to business acquisitions in prior periods in the following business segments:

December 31,
2010	2009
(In Thousands)
Climate Control	$103	$103
Chemical	1,621	1,621
Total goodwill	$1,724	$1,724

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $75 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Our accrued insurance liabilities are based on estimates of claims, which include the reported incurred claims amounts plus the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims based on historical claims experience. The determination of such claims and the appropriateness of the related liability is periodically reviewed and revised, if needed. Changes in these estimated liabilities are charged to operations. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. Accrued insurance liabilities are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates.

Product Warranty - Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations at the time of sale using a percentage of sales and cost per unit of equipment, based upon our historical and estimated future warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable. It is reasonably possible that our estimated accrued warranty costs could change in the near term.

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

Income tax benefits associated with amounts that are deductible for income tax purposes but that do not affect earnings are credited to equity. These benefits are principally generated from exercises of non-qualified stock options.

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur.  We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.   If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned.

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

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). In addition, recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Also, provisions for (realization of) losses associated with inventory reserves and Turnaround costs are included in cost of sales. In addition, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts are included in cost of sales. Also provision for losses, if any, on firm sales commitments are included in cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs. In addition, professional fees are included in SG&A. Also, while our previously idled chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) was not in production, most of the expenses associated with this facility were included in SG&A.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs – Shipping and handling costs included in net sales and SG&A for each business segment are as follows:

2010	2009	2008
(In Thousands)
Climate Control:
Shipping and handling costs – SG&A (1)	$7,706	$7,910	$11,047
Chemical:
Shipping costs – Net sales (2)	$22,436	$15,897	$16,333
Handling costs – SG&A (1)	$5,137	$5,691	$5,432

(1)	See discussion above under “Selling, General and Administrative Expense.”
(2)	These costs relate to amounts billed to our customers.

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. These costs, primarily relating to our Climate Control Business, are as follows.

2010	2009	2008
(In Thousands)
Advertising costs	$5,149	$5,915	$2,180

Derivatives, Hedges, Financial Instruments and Carbon Credits - Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

Climate reserve tonnes (“carbon credits”) are recognized in the balance sheet and are measured at fair value.  Changes in fair value of carbon credits are recorded in results of operations.  Contractual obligations associated with carbon credits are recognized in the balance sheet and are measured at fair value unless we enter into a firm sales commitment to sell the associated carbon credits.  When we enter into a firm sales commitment, the sales price, pursuant to the terms of the firm sales commitment, establishes the amount of the associated contractual obligation.  Changes in fair value of contractual obligations associated with carbon credits are recorded in results of operations.

Income per Common Share - Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends and dividend requirements, if applicable. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each year. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

Recently Issued Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for us on January 1, 2010 and were applied prospectively. The remaining new disclosure requirements will become effective for us on January 1, 2011. See Note 15 - Derivatives, Hedges, Financial Instruments and Carbon Credits.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Income Per Share

The following is a summary of certain transactions which affected basic income per share and diluted income per share, if dilutive:

2010	2009	2008
(Dollars In Thousands)
Number of shares of treasury stock purchased	177,100	275,900	400,000
Number of shares of common stock issued as the result of the exercise of stock options	105,979	409,325	490,304
Number of shares of stock options granted	-	-	417,000
Principal amount of 2007 Debentures acquired	$2,500	$11,100	$19,500

The following table sets forth the computation of basic and diluted net income per share:

2010	2009	2008
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$29,574	$21,584	$36,547
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	(5)	(6)	(6)
Total dividends on preferred stocks	(305)	(306)	(306)
Numerator for basic net income per share - net income applicable to common stock	29,269	21,278	36,241
Dividends on preferred stock assumed to be converted, if dilutive	305	306	306
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	1,061	-	1,624
Numerator for diluted net income per common share	$30,635	$21,584	$38,171

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,168,184	21,294,780	21,170,418
Effect of dilutive securities:
Convertible notes payable	983,160	4,000	1,478,200
Convertible preferred stock	936,292	938,006	939,126
Stock options	186,258	255,660	544,994
Dilutive potential common shares	2,105,710	1,197,666	2,962,320
Denominator for dilutive net income per common share – adjusted weighted-average shares and assumed conversions	23,273,894	22,492,446	24,132,738

Basic net income per common share	$1.38	$1.00	$1.71

Diluted net income per common share	$1.32	$.96	$1.58

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Income Per Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

2010	2009	2008
Stock options	357,685	398,699	506,142
Convertible notes payable	-	1,070,160	-
	357,685	1,468,859	506,142

3.  Accounts Receivable, net

December 31,
2010	2009
(In Thousands)
Trade receivables	$73,367	$55,318
Insurance claims	-	1,517
Other	1,528	1,603
	74,895	58,438
Allowance for doubtful accounts	(636)	(676)
	$74,259	$57,762

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables (primarily relating to the Climate Control Business) are limited due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas, however, ten customers (including their affiliates) account for approximately 30% of our total net receivables at December 31, 2010.

4.  Inventories

Finished Goods	Work-in- Process	Raw Materials	Total
(In Thousands)
December 31, 2010:
Climate Control products	$7,486	$2,981	$18,252	$28,719
Chemical products	21,161	-	6,801	27,962
Industrial machinery and components	3,425	-	-	3,425
	$32,072	$2,981	$25,053	$60,106

December 31, 2009:
Climate Control products	$6,680	$2,466	$19,410	$28,556
Chemical products	14,734	-	3,384	18,118
Industrial machinery and components	4,339	-	-	4,339
	$25,753	$2,466	$22,794	$51,013

At December 31, 2010 and 2009, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,616,000 and $1,198,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $177,000 and $478,000 at December 31, 2010 and 2009, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Inventories (continued)

Changes in our inventory reserves are as follows:

2010	2009	2008
	(In Thousands)
Balance at beginning of year	$1,676	$4,141	$473
Provisions for (realization of) losses	184	(2,404)	3,824
Write-offs and disposals	(67)	(61)	(156)
Balance at end of year	$1,793	$1,676	$4,141

The provisions for (realization of) losses are included in cost of sales in the accompanying consolidated statements of income.

5.  Precious Metals

Precious metals are included in supplies, prepaid items and other in the accompanying consolidated balance sheets. In addition, precious metals expense, net, is included in cost of sales in the accompanying consolidated statements of income.

Precious metals expense, net, consists of the following:

2010	2009	2008
(In Thousands)
Precious metals expense	$6,635	$5,879	$7,786
Recoveries of precious metals	(1,320)	(2,578)	(1,458)
Gains on sales of precious metals	(112)	-	-
Precious metals expense, net	$5,203	$3,301	$6,328

6.  Property, Plant and Equipment

Useful lives	December 31,
in years	2010	2009
(In Thousands)
Machinery, equipment and automotive	3 - 20	$217,539	$186,822
Buildings and improvements	7 - 30	34,392	29,403
Furniture, fixtures and store equipment	3	5,952	5,986
Assets under capital leases	10	2,415	2,544
Land improvements	10	910	677
Construction in progress	N/A	9,549	17,223
Capital spare parts	N/A	5,577	3,253
Land	N/A	4,321	4,082
		280,655	249,990
Less accumulated depreciation and amortization		144,900	132,028
		$135,755	$117,962

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Property, Plant and Equipment (continued)

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-20 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2010 and 2009, assets capitalized under capital leases consist of machinery, equipment and automotive. Accumulated amortization for assets capitalized under capital leases were $627,000 and $428,000 at December 31, 2010 and 2009, respectively.

7.  Debt Issuance Costs, net

Debt issuance costs, net, are included in other assets in the accompanying consolidated balance sheets and are as follows:

December 31,
2010	2009
(In Thousands)
Debt issuance costs	$4,852	$5,020
Accumulated amortization	(3,829)	(3,368)
	$1,023	$1,652

As the result of acquiring a portion of the 5.5% convertible senior subordinated notes due 2012 (the “2007 Debentures”), the following unamortized debt issuance costs associated with the 2007 Debentures acquired were charged against the gain/loss on extinguishment of debt:

2010	2009	2008
(In Thousands)
Debt issuance costs included in gain/loss on extinguishment of debt	$58	$379	$764

8.  Investment in Affiliate

Cepolk Holdings, Inc. (“CHI”), a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana (“Project”). The income recognized from the Partnership is reported as equity in earnings of affiliate. During September 2010, the Partnership repaid its indebtedness to a term lender (“Term Lender”) of the Project. CHI had entered into a non-recourse guaranty of the partnership’s indebtedness to the Term Lender and had pledged its limited partnership interest in the Partnership to the Term Lender. As a result of the Partnership repaying in full its indebtedness to the Term Lender, the asset pledged by CHI under the non-recourse guaranty has been released and the lien thereon terminated.  In accordance with GAAP, no liability was established for this guaranty since it was entered into prior to January 1, 2003.

CHI has filed a lawsuit against the general partner of the Partnership alleging, among other things, that:

•	the general partner failed to make its capital contribution of approximately $2.0 million to the Partnership, and
•	the general partner breached certain fiduciary duties and was unjustly enriched in its management of the Partnership.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Current and Noncurrent Accrued and Other Liabilities

December 31,
2010	2009
(In Thousands)
Accrued payroll and benefits	$6,742	$5,900
Deferred revenue on extended warranty contracts	5,675	4,884
Accrued income taxes	4,835	608
Accrued death benefits	4,058	3,356
Accrued warranty costs	3,996	3,138
Customer deposits	2,586	635
Fair value of derivatives and other	2,539	1,929
Accrued group health and workers’ compensation insurance claims	2,459	2,301
Accrued contractual manufacturing obligations	1,968	732
Accrued interest	1,343	1,593
Accrued commissions	1,279	1,035
Accrued general liability insurance claims	1,230	1,366
Accrued executive benefits	1,187	1,102
Other	4,215	5,101
	44,112	33,680
Less noncurrent portion	12,605	10,626
Current portion of accrued and other liabilities	$31,507	$23,054

10.  Accrued Warranty Costs

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship. Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair.  The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

2010	2009	2008
	(In Thousands)
Balance at beginning of year	$3,138	$2,820	$1,944
Amounts charged to costs and expenses	4,479	5,252	5,514
Costs incurred	(3,621)	(4,934)	(4,638)
Balance at end of year	$3,996	$3,138	$2,820

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Redeemable Preferred Stock

At December 31, 2010 and 2009, we had 474 shares and 511 shares, respectively, outstanding of noncumulative redeemable preferred stock (“Noncumulative Preferred”). Each share of Noncumulative Preferred, $100 par value, is convertible into 40 shares of our common stock at the option of the holder at any time and entitles the holder to one vote. The Noncumulative Preferred is redeemable at par at the option of the holder or LSB. The Noncumulative Preferred provides for a noncumulative annual dividend of 10%, payable when and as declared. During 2010, 2009, and 2008, our board of directors declared and we paid dividends totaling $5,000, $6,000 and $6,000 ($10.00 per share), respectively, on the then outstanding Noncumulative Preferred. At December 31, 2010 and 2009, the Noncumulative Preferred was $45,000 and $48,000, respectively, and is included in accrued and other liabilities in the accompanying consolidated balance sheets.

12.  Long-Term Debt

December 31,
2010	2009
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	26,900	29,400
Secured Term Loan due 2012 (C)	48,773	50,000
Other, with a current weighted-average interest rate of 6.67%, most of which is secured by machinery, equipment and real estate (D)	19,719	22,401
	95,392	101,801
Less current portion of long-term debt (E)	2,328	3,205
Long-term debt due after one year (E)	$93,064	$98,596

(A)         Our wholly-owned subsidiary, ThermaClime, LLC, formerly ThermaClime, Inc., (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at December 31, 2010 was 3.75%. Interest is paid monthly, if applicable.

The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of December 31, 2010, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.9 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the secured term loan due 2012 (the “Secured Term Loan”) discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $217 million at December 31, 2010.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued)

compliance with those covenants during 2010. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

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

The 2007 Debentures are unsecured obligations and are subordinated in right of payment to all of our existing and future senior indebtedness, including indebtedness under our revolving debt facilities. The 2007 Debentures are effectively subordinated to all of our present and future liabilities, including trade payables.

We have acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. As a result, we recognized a gain/loss on extinguishment of debt, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. The following is a summary of acquisition transactions relating to the 2007 Debentures for each respective year:

2010	2009	2008
(In Thousands)
Principal amounts acquired	$2,500	$11,100	$19,500
Amounts paid for acquisitions	$2,494	$8,938	$13,207
Gains (loss) on extinguishment of debt	$(52)	$1,783	$5,529

As the result of these acquisitions, only $26.9 million of the 2007 Debentures remain outstanding at December 31, 2010. In addition, see discussion concerning $5.0 million of the 2007 Debentures being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) in Note 22 - Related Party Transactions.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued)

The 2007 Debentures may be redeemed at our option, in whole or in part, upon notice at a redemption price, payable at our option in cash or, subject to certain conditions, in shares of our common stock, equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. We may redeem only, if the closing sale price of our common stock has exceeded 115% of the conversion price, or $31.59, for at least 20 trading days in the 30 consecutive trading day period ending immediately prior to the redemption date.

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

In 2007 and in connection with using a portion of the net proceeds of the 2007 Debentures to initially reduce the outstanding borrowings under the Working Capital Revolver Loan, ThermaClime entered into a $25 million demand promissory note (“Demand Note”) with the Company. During 2009, ThermaClime made principal payments to LSB totaling $15 million on the Demand Note.

(C) ThermaClime and certain of its subsidiaries are parties to a $50 million Secured Term Loan with a certain lender. The Secured Term Loan matures on November 2, 2012. The Secured Term Loan accrues interest at a defined LIBOR rate plus 3%, which LIBOR rate is adjusted on a quarterly basis. The interest rate at December 31, 2010 was approximately 3.29%. The Secured Term Loan requires only quarterly interest payments with the final payment of interest and principal at maturity. During 2010, we received proceeds from our insurance carrier as payment on an insurance claim, of which we used approximately $1.2 million to pay down the Secured Term Loan. As a result, approximately $48.8 million remains outstanding at December 31, 2010.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $64 million at December 31, 2010.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At December 31, 2010, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $78 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants during 2010.

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

(D)  Amounts include capital lease obligations of $1,211,000 and $1,742,000 at December 31, 2010 and 2009, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Long-Term Debt (continued)

(E)         Maturities of long-term debt for each of the five years after December 31, 2010 are as follows (in thousands):

2011	$2,328
2012	78,023
2013	2,431
2014	2,250
2015	1,688
Thereafter	8,672
$95,392

13.  Income Taxes

Provisions (benefits) for income taxes are as follows:

2010	2009	2008
(In Thousands)
Current:
Federal	$13,723	$2,456	$17,388
State	3,754	1,337	1,651
Total Current	$17,477	$3,793	$19,039

Deferred:
Federal	$1,602	$9,611	$595
State	708	1,620	(858)
Total Deferred	$2,310	$11,231	$(263)
Provisions for income taxes	$19,787	$15,024	$18,776

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions. In addition to the income tax provision from continuing operations, we allocated an income tax benefit of approximately $78,000 and $155,000 to discontinued operations for 2010 and 2009, respectively (none in 2008).

During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for 2010. For 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04 and $.03, respectively. Management of the Company evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our 2007-2010 consolidated financial statements.

The deferred tax provision results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for investment tax credits in the year they arise and are earned. At December 31, 2010, our gross amount of the investment tax credits available to offset state income taxes was minimal. These investment tax credits do not expire and carryforward indefinitely.

We utilized approximately $0.7 million and $2.2 million of state NOL carryforwards to reduce tax liabilities in 2010 and 2009, respectively.  At December 31, 2010, we have remaining state tax NOL carryforwards of approximately $7.2 million that begin expiring in 2011.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

For 2010, 2009 and 2008, we determined it was more-likely-than-not that approximately $6.1 million, $7.1 million and $6.7 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $0.3 million, $0.4 million and $0.3 million, respectively, was maintained. We considered both positive and negative evidence in our determination. The negative evidence considered primarily included our history of losses by certain entities and jurisdictions, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income in the individual jurisdictions to utilize these state NOL carryforwards.

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

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $0.6 million, $0.9 million and $2.4 million in 2010, 2009, and 2008, respectively, is accounted for as an increase in capital in excess of par value rather than a decrease in the provision for income taxes.

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. At December 31, 2009, we had approximately $0.2 million (none at December 31, 2010) in unrecognized federal and state tax benefits resulting from the exercise of NSOs.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

December 31,
2010	2009
(In Thousands)
Deferred tax assets
Amounts not deductible for tax purposes:
Allowance for doubtful accounts	$723	$747
Asset impairment	725	735
Inventory reserves	765	691
Deferred compensation	3,996	3,718
Other accrued liabilities	4,929	4,204
Uncertain income tax positions	276	242
Hedging	575	853
Other	922	681
Capitalization of certain costs as inventory for tax purposes	1,449	1,152
Net operating loss carryforwards	361	644
State tax credits	12	523
Total deferred tax assets	14,733	14,190
Less valuation allowance on deferred tax assets	(310)	(358)
Net deferred tax assets	$14,423	$13,832

Deferred tax liabilities
Property, plant and equipment	$19,523	$16,488
Excess of book gain over tax gain resulting from sale of assets	363	356
Prepaid and other insurance reserves	1,852	1,690
Debt purchased at a discount	713	713
Investment in unconsolidated affiliate	837	1,033
Total deferred tax liabilities	$23,288	$20,280

Net deferred tax liabilities	$(8,865)	$(6,448)

Consolidated balance sheet classification:
Net current deferred tax assets	$5,396	$5,527
Net non-current deferred tax liabilities	(14,261)	(11,975)
Net deferred tax liabilities	$(8,865)	$(6,448)

Net deferred tax assets (liabilities) by tax jurisdiction:
Federal	$(8,202)	$(6,525)
State	(663)	77
Net deferred tax liabilities	$(8,865)	$(6,448)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Income Taxes (continued)

All of our income before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes”.

2010	2009	2008
(In Thousands)
Provisions for income taxes at federal statutory rate	$17,326	$12,906	$19,363
Federal credits	(606)	(211)	-
State current and deferred income taxes	3,259	1,832	2,213
Provision (benefit) for uncertain tax positions	132	(87)	(74)
Other permanent differences	572	299	327
Domestic production activities deduction	(1,371)	(282)	(820)
Effect of change to prior year deferred items (A)	-	-	(1,827)
Changes in the valuation allowance	(48)	90	268
Effect of tax return to tax provision reconciliation	(126)	676	-
State tax credits	(96)	(108)	(392)
Other	745	(91)	(282)
Provisions for income taxes	$19,787	$15,024	$18,776

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

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

2010	2009	2008
	(In Thousands)
Balance at beginning of year	$608	$898	$1,617
Additions based on tax positions related to the current year	131	48	-
Additions based on tax positions of prior years	-	82	391
Reductions for tax positions of prior years	(35)	(355)	(504)
Settlements	(4)	(65)	(606)
Balance at end of year	$700	$608	$898

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.   This change is not expected to have a significant impact on our results of operations or the financial condition.  The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $455,000, $400,000 and $300,000, net of federal expense, in 2010, 2009, and 2008, respectively.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. During 2010, 2009, and 2008, we recognized $104,000, $150,000 and $181,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $215,000 and $150,000 accrued for interest and penalties at December 31, 2010 and 2009, respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the Internal Revenue Service (“IRS”) and other major tax jurisdictions.  We have been notified that we will be under examination by the IRS and certain state tax authorities for the tax years 2007-2009.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies

Capital and Operating Leases - We lease certain PP&E under capital leases and non-cancelable operating leases. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases with initial or remaining terms of one year or more at December 31, 2010, are as follows:

Capital Leases	Operating Leases	Total
	(In Thousands)
2011	$526	$5,255	$5,781
2012	414	4,520	4,934
2013	349	3,457	3,806
2014	35	2,619	2,654
2015	-	1,154	1,154
Thereafter	-	4,851	4,851
Total minimum lease payments	1,324	$21,856	$23,180
Less amounts representing interest	113
Present value of minimum lease payments included in long-term debt	$1,211

Expenses associated with our operating lease agreements, including month-to-month leases, was $6,079,000 in 2010, $8,584,000 in 2009 and $13,801,000 in 2008. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments - We have the following significant purchase and sales commitments.

Bayer Agreement - During October 2008, subsidiaries within our Chemical Business, EDN and EDC, entered into a new Nitric Acid Supply, Operating and Maintenance Agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”) replacing a previous agreement between EDN, EDC and Bayer entered into during 1997. EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. The Bayer Agreement became effective on June 24, 2009, and is for an initial term of five years, with certain renewal options.

Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit.

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

Anhydrous ammonia purchase agreement - During February 2010, EDC signed an extension of EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the extension, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2012.

Ammonium nitrate supply agreement - During February 2010, EDC entered into a cost-plus supply agreement with Orica International Pte Ltd. (“Orica International”) to supply Orica International with 240,000 tons per year of industrial grade ammonium nitrate (“AN”) through December 2014. This new agreement, which became effective January 1, 2010, replaced EDC’s previous agreement to supply 210,000 tons per year of industrial grade AN to Orica USA, Inc.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

UAN supply agreement - In 2009, one of our subsidiaries, Pryor Chemical Company (“PCC”), entered into a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agreed to purchase and distribute substantially all of the urea ammonium nitrate (“UAN”) at market prices produced at the Pryor Facility through June 30, 2014, but either party has an option to terminate the agreement pursuant to the terms of the contract.

Other purchase and sales commitments - See Note 15 - Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2010. In addition, we also had standby letters of credit outstanding of approximately $1.5 million at December 31, 2010. We also had deposits from customers of $2.6 million for forward sales commitments including $0.4 million relating to our Climate Control Business and $2.2 million relating to our Chemical Business at December 31, 2010.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of certain of our subsidiaries.  As of December 31, 2010, we have agreed to indemnify the sureties for payments, up to $9.8 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2011.

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

Employment and Severance Agreements - We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $11.6 million at December 31, 2010.

Legal Matters - Following is a summary of certain legal matters involving the Company.

A.	Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future.

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

1.      Discharge Water Matters

The chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) owned by EDC generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit (“2004 NPDES permit”), which became effective in 2004. In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review.  EDC submitted comments to the ADEQ on the draft permit in December 2010.

The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. However, as part of our long-term compliance plan, EDC is pursuing a rulemaking and permit modification with the ADEQ.  The ADEQ approved a rule change, subject to certification by the Arkansas Secretary of State and approval by the United States Environmental Protection Agency (“EPA”).  The ADEQ incorporated the revised dissolved minerals limits in the preliminary draft permit received in November 2010. The preliminary draft permit is subject to approval by the EPA of the rule change.

During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the 2004 NPDES permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at December 31, 2010 as a result of the Administrative Order.

In conjunction with our long-term compliance plan, the city of El Dorado, Arkansas received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits, EDC intends to participate in the construction of the pipeline that will be owned by the city in order to ensure that EDC will be able to comply with future permit limits. EDC anticipates its cost in connection with the construction of the pipeline for EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. The city plans to complete the construction of the pipeline in 2013.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2010, in connection with this matter.

2.      Air Matters

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including to us relating to our El Dorado, Arkansas and Cherokee, Alabama facilities and the Baytown, Texas facility. The EPA is requesting information under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at December 31, 2010, in connection with this matter.

3.      Other Environmental Matters

In December 2002, two subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

Our subsidiary and Chevron are pursuing a course with the state of Kansas of long-term surface and groundwater monitoring to track the natural decline in contamination. Currently, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated.

In addition, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that this site has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Currently, it is unknown what damages, if any, the KDHE will claim. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are not currently defined and the associated costs (or range of costs) are not reasonably estimable.

At December 31, 2010, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $178,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The Jayhawk Group has filed suit against us and Golsen alleging that the Jayhawk Group should have been able to tender all of its Series 2 Preferred pursuant to the tender offer, notwithstanding the above-described agreement, based on the following claims against us and Golsen:

•	fraudulent inducement and fraud,
•	violation of 10(b) of the Exchange Act and Rule 10b-5,
•	violation of 17-12A501 of the Kansas Uniform Securities Act, and
•	breach of contract.

The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and have asserted that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at December 31, 2010 as a result of this matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Commitments and Contingencies (continued)

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2010, our accrued general liability insurance claims were $1,230,000 and are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

15.  Derivatives, Hedges, Financial Instruments and Carbon Credits

We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we were issued climate reserve tonnes (“carbon credits”), which carbon credits are primarily to be transferred to Bayer or sold and the proceeds given to Bayer. The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits (primarily to Bayer) are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 - Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2010, the valuations of contracts classified as Level 2 related to the foreign exchange contracts and interest rate swap contracts discussed below. For the foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contracts and using market information for foreign currency exchange rates. The valuation inputs included the total contractual weighted-average exchange rate of 1.26 and the total estimated market weighted-average exchange rate of 1.34 (U.S. Dollar/Euro). For the foreign exchange contracts and interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.42% and the total estimated market weighted-average receive rate of 0.53%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2010, the valuations ($3.25 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($3.00 to $5.00) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in a sales agreement being negotiated at December 31, 2010, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.  At December 31, 2009, there were no valuations of contracts classified at Level 3. At December 31, 2008, the valuations of contracts classified as Level 3 related to certain commodity contracts and were based on the average ask/bid prices obtained from a broker relating to a low volume market. These contracts were settled in 2009.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2009, our futures/forward copper contracts were for 750,000 pounds of copper through May 2010 at a weighted-average cost of $3.19 per pound. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound. At December 31, 2009, we also had contractual rights under natural gas call contracts for approximately 150,000 MMBtu of natural gas through February 2010 at a weighted-average price of $6.00 per MMBtu. At December 31, 2010, our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2009, our foreign exchange contracts were for the receipt of approximately 336,000 Euros through April 2010 at a weighted-average contract exchange rate of 1.44 (U.S. Dollar/Euro). At December 31, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate of 1.26 (U.S. Dollar/Euro). The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During each of the three years ended December 31, 2010, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

As discussed above, during December 2010, we were issued carbon credits by the Climate Action Reserve (“CAR”) in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of the Bayer Agreement, carbon credits issued to us are primarily to be transferred to Bayer or sold and the proceeds given to Bayer to recover Bayer’s costs associated with the Project. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. After the project costs are recovered, subsequent carbon credits issued to us will be allocated to us and Bayer pursuant to the terms of the Bayer Agreement. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits, which did not occur at December 31, 2010). At December 31, 2010, we had approximately 198,000 carbon credits, all of which are subject to contractual obligations (none at December 31, 2009). During each of the three years ended December 31, 2010, no cash flows occurred relating to the carbon credits and the associated contractual obligations.

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

Fair Value Measurements at December 31, 2010 Using
Description	Total Fair Value at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2009
(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$761	$761	$-	$-	$150
Carbon credits	644	-	-	644	-
Foreign exchange contracts	49	-	49	-	-
Total	$1,454	$761	$49	$644	$150

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations – carbon credits	$644	$-	$-	$644	$-
Interest rate contracts	1,895	-	1,895	-	1,929
Total	$2,539	$-	$1,895	$644	$1,929

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

During 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Assets	Liabilities
2010	2009	2008	2010	2009	2008
(In Thousands)
Beginning balance	$-	$-	$-	$-	$(1,388)	$-
Total realized and unrealized gains (losses) included in earnings	644	-	-	(644)	493	(1,388)
Purchases, issuances, and settlements	-	-	-	-	895	-
Transfers in and/or out of Level 3	-	-	-	-	-	-

Ending balance	$644	$-	$-	$(644)	$-	$(1,388)
Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$644	$-	$-	$(644)	$-	$(1,388)

Realized and unrealized gains (losses) included in earnings and the income statement classifications are as follows:

2010	2009	2008
(In Thousands)
Total gains (losses) included in earnings:
Cost of sales - Commodities contracts	$(59)	$(1,312)	$(7,717)
Cost of sales - Foreign exchange contracts	25	(32)	(187)
Other income - Carbon credits	644	-	-
Other expense – Contractual obligations relating to carbon credits	(644)	-	-
Interest expense - Interest rate contracts	(1,527)	(729)	(2,871)
	$(1,561)	$(2,073)	$(10,775)

Change in unrealized gains and losses relating to contracts still held at year end:
Cost of sales - Commodities contracts	$761	$138	$(5,910)
Cost of sales - Foreign exchange contracts	49	-	35
Other income - Carbon credits	644	-	-
Other expense – Contractual obligations relating to carbon credits	(644)	-	-
Interest expense - Interest rate contracts	34	508	(2,825)
	$844	$646	$(8,700)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2010 and 2009, the fair value for variable debt, excluding the Secured Term Loan, was believed to approximate their carrying value. At December 31, 2010 and 2009, the estimated fair value of the Secured Term Loan is based on defined LIBOR rates plus 6% and 7%, respectively, utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2010 and 2009, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

December 31, 2010	December 31, 2009
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan	$26,721	$48,773	$27,640	$50,000
Working Capital Revolver Loan	-	-	-	-
Other debt	2,437	2,437	2,553	2,553

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	27,976	26,900	29,106	29,400
Other bank debt and equipment financing	17,251	17,282	20,231	19,848
	$74,385	$95,392	$79,530	$101,801

Other

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). As the result of accounting principles becoming effective in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and was being amortized to operations over the term of the lease arrangement, which expired in 2009. The amount amortized to operations was $120,000 and $291,000 for 2009 and 2008, respectively (none in 2010). The associated income tax benefits were minimal in 2009 and 2008.

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

Stock-Based Compensation - During 2010 and 2009, the Committee did not grant any awards under the 2008 Plan. During 2008, the Committee approved the grants under the 2008 Plan of 372,000 shares of qualified stock options (the “2008 Qualified Options”) to certain employees and our board of directors (with each recipient abstaining as to himself) approved the grants of 45,000 shares of non-qualified stock options (“2008 Non-Qualified Options”) to our outside directors. The exercise price of the 2008 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant. The 2008 Qualified and Non-Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2008 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2008 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2008 Qualified and Non-Qualified Options expire in 2018. The fair value for the 2008 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

The fair values for the 2008 Qualified and Non-Qualified Options were estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

The following table summarizes information about these granted stock options:

2010	2009	2008
Weighted-average risk-free interest rate	N/A	N/A	2.91%
Dividend yield	N/A	N/A	-
Weighted-average expected volatility	N/A	N/A	35.4%
Weighted-average expected forfeiture rate	N/A	N/A	1.86%
Weighted-average expected life (years)	N/A	N/A	5.98
Total weighted-average remaining vesting period in years (1)	4.57	5.60	6.64
Total fair value of options granted	N/A	N/A	$1,503,000
Total stock-based compensation expense (1) (2)	$1,005,000	$1,021,000	$811,000
Income tax benefit (1)	$(402,000)	$(408,000)	$(316,000)

(1) Information relates to stock options granted in 2008 and 2006.

(2) For 2010, 2009 and 2008, $963,000, $977,000 and $803,000, respectively, is included in SG&A and $42,000, $44,000 and $8,000, respectively, is included in cost of sales.

For the 2008 Qualified and Non-Qualified Options and the non-qualified options granted in 2006 as discussed below, we will be amortizing the respective total estimated fair value (adjusted for forfeitures) through 2014 and 2016, respectively. At December 31, 2010, the total stock-based compensation expense not yet recognized is $5,112,000 relating to the non-vested stock options.

Qualified Stock Option Plans - At December 31, 2010, we have options outstanding under a 1993 Stock Option and Incentive Plan (“1993 Plan”), a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1993 and 1998 Plans have expired, and accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of these plans continue to remain valid thereafter in accordance with their terms. As discussed above, under the 2008 Plan, we are authorized to grant awards (including options) to purchase up to 1,000,000 shares of our common stock. At December 31, 2010, there are 591,670 awards available to be granted under the 2008 Plan. At December 31, 2010, there were 3,500 options outstanding related to the 1993 Plan and 57,100 options outstanding relating to the 1998 Plan, all of which were exercisable, and 328,426 options outstanding relating to the 2008 Plan, of which 85,216 were exercisable. The exercise price of the outstanding options granted under these plans was equal to the market value of our common stock at the date of grant.

The following information relates to our qualified stock option plans:

	2010
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	428,775	$8.47
Granted	-	$-
Exercised	(38,079)	$9.05
Cancelled, forfeited or expired	(1,670)	$9.69
Outstanding at end of year	389,026	$8.41

Exercisable at end of year	145,816	$6.84

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

	2010	2009	2008

Weighted-average fair value of options granted during year	N/A	N/A	$3.58

Total intrinsic value of options exercised during the year	$441,000	$3,051,000	$3,140,000

Total fair value of options vested during the year	$214,000	$220,000	$-

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2010:

Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$2.73			43,500	0.92	$2.73	$937,000
$5.10			17,100	4.92	$5.10	328,000
$7.86	-	$8.17	65,535	7.92	$7.87	1,074,000
$9.69	-	$9.97	262,891	7.83	$9.69	3,829,000
$2.73	-	$9.97	389,026	6.95	$8.41	$6,168,000

Stock Options Exercisable
Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$2.73			43,500	0.92	$2.73	$937,000
$5.10			17,100	4.92	$5.10	328,000
$7.86	-	$8.17	19,305	7.92	$7.87	316,000
$9.69	-	$9.97	65,911	7.83	$9.69	960,000
$2.73	-	$9.97	145,816	5.44	$6.84	$2,541,000

Non-Qualified Stock Option Plans - Our board of directors approved the grants of non-qualified stock options to our outside directors, our Chief Financial Officer and certain key employees, including the grant of 450,000 shares of non-qualified stock options (the “2006 Options”) to certain Climate Control Business employees, which were subject to shareholders’ approval. The exercise price of the 2006 Options is $8.01 per share, which is based on the market value of our common stock at the date the board of directors granted the shares (June 19, 2006). The fair value for the 2006 Options was estimated, using an option pricing model, as of the date we received shareholders’ approval, which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. For accounting purposes, the grant date and service inception date is June 14, 2007. Generally, the exercise prices of our non-qualified stock options are based on the market value of our common stock at the dates of grants.

In addition to the 2008 Plan as discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of LSB or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 280,000 are available to be granted at December 31, 2010. At December 31, 2010, there are 43,350 options outstanding related to the 2008 Plan and no options outstanding related to the Outside Director Plan.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

The following information relates to our non-qualified stock option plans:

2010
Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	442,500	$7.73
Granted	-	$-
Exercised	(67,900)	$7.13
Surrendered, forfeited, or expired	-	$-
Outstanding at end of year	374,600	$7.83

Exercisable at end of year	74,450	$7.19

	2010	2009	2008

Weighted-average fair value of options granted during year	N/A	N/A	$3.80

Total intrinsic value of options exercised during the year	$805,000	$2,201,000	$4,357,000

Total fair value of options vested during the year	$721,000	$721,000	$692,000

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2010:

Stock Options Outstanding

Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$2.73			11,250	0.92	$2.73	$242,000
$7.86			43,350	7.92	$7.86	711,000
$8.01			320,000	5.75	$8.01	5,200,000
$2.73	-	$8.01	374,600	5.86	$7.83	$6,153,000

Stock Options Exercisable
Exercise Prices	Shares Exercisable	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Exercisable
$2.73			11,250	0.92	$2.73	$242,000
$7.86			13,200	7.92	$7.86	216,000
$8.01			50,000	5.75	$8.01	813,000
$2.73	-	$8.01	74,450	5.40	$7.19	$1,271,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Stockholders’ Equity (continued)

Preferred Share Rights Plan - On January 5, 2009, a renewed shareholder rights plan became effective upon the expiration of our previous shareholder rights plan. The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Group and certain other limited excluded persons), then the Rights become exercisable. Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable. Our board of directors may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

Other – During 2010, 2009 and 2008, we purchased 177,100, 275,900 and 400,000 shares of treasury stock for the average price of $13.67, $11.60 and $12.05 per share, respectively.

As of December 31, 2010, we have reserved 2.7 million shares of common stock issuable upon potential conversion of convertible debt, preferred stocks and stock options pursuant to their respective terms.

17.  Non-Redeemable Preferred Stock

Series B Preferred - The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. All of the outstanding shares of the Series B Preferred are owned by the Golsen Group.

Series D Preferred - The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share. Each holder of the Series D Preferred shall be entitled to .875 votes per share. All of the outstanding shares of Series D Preferred are owned by the Golsen Group.

Cash Dividends Paid – During 2010, 2009 and 2008, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share) and
•	$60,000 on the Series D Preferred ($0.06 per share).

At December 31, 2010, there were no dividends in arrears.

Other - At December 31, 2010, we are authorized to issue an additional 229,526 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. The monthly installments specified in the 1981 Agreements total $34,000. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee. See table below for information about the 1981 Agreements.

In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary) ranging from $16,000 to $18,000 payable in monthly installments when the employee reaches age 65. As part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. This amount is in addition to any amount payable under the 1981 Agreement should that executive have both a 1981 and 1992 agreement. The benefits under the 1992 Agreements are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee. See table below for information about the 1992 Agreements.

In 2005, we entered into a death benefit agreement (“2005 Agreement”) with our CEO. The Death Benefit Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company. The following table includes information about the 2005 Agreement.

December 31,
2010	2009
(Dollars In Thousands)
Total undiscounted death benefits - 1981 Agreements	$4,115	$4,100
Total undiscounted death benefits – 1992 Agreements	$302	$302
Total undiscounted death benefit – 2005 Agreement	$2,500	$2,500
Accrued death benefits – All agreements	$4,058	$3,356

Total undiscounted executive benefits – 1992 Agreements	$1,963	$2,009
Discount rates utilized – 1992 Agreements	4.17%	5.06%
Accrued executive benefits – 1992 Agreements	$1,187	$1,102

2010	2009	2008
(In Thousands)
Costs associated with executive benefits included in SG&A	$169	$75	$166

Accrued death and executive benefits under the above agreements are included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Executive Benefit Agreements and Employee Savings Plans (continued)

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance policies on various individuals in which we are the beneficiary. Some of these life insurance policies have cash surrender values that we have borrowed against. The net cash surrender values are included in other assets. The following table summarizes certain information about these life insurance policies.

December 31,
2010	2009
(In Thousands)
Total face value of life insurance policies (1)	$21,522	$20,672

Cash surrender values of life insurance policies	$4,461	$3,966
Loans on cash surrender values	(1,844)	(2,100)
Net cash surrender values	$2,617	$1,866

2010	2009	2008
(In Thousands)
Cost of life insurance premiums	$851	$842	$832
Increases in cash surrender values	$(496)	$(494)	$(461)
Net cost of life insurance premiums included in SG&A	$355	$348	$371

(1)	Includes $7,000,000 on the life of our CEO, of which $2,500,000 is required to be paid under the 2005 Agreement as discussed above.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s (“CNC”) union employees and EDN employees, which amounts were not material for each of the three years ended December 31, 2010.

19.  Property and Business Interruption Insurance Claims and Recoveries

The following summarizes our significant insurance claims:

Cherokee Facility - In February 2009, a small nitric acid plant located at the chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) suffered damage due to a fire. Our property insurance policy provided for replacement cost coverage relating to property damage with a $1,000,000 property loss deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage at the time of the fire but we recorded a property insurance claim receivable relating to this event. See the table below summarizing the activity associated with the property insurance claim during 2010. As of December 31, 2010, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Bryan Distribution Center - In July 2009, one of our fifteen agricultural distribution centers operated by our Chemical Business was destroyed by fire, resulting in the cessation of operations at this center, which is located in Bryan, Texas (“Bryan Center”). The Bryan Center stored and sold agricultural chemical products, including fertilizer grade ammonium nitrate, potash and certain other fertilizer products. During 2010, the project to rebuild the Bryan Center was completed. Our general liability insurance policy provided for coverage against third party damages with a $250,000 loss deductible. Our property insurance policy provided for replacement cost coverage relating to property damage and for business interruption coverage for certain lost profits and extra expense with a total $100,000 loss deductible for both coverages. As of December 31, 2010, the third party general liability claims

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Property and Business Interruption Insurance Claims and Recoveries (continued)

have exceeded our $250,000 deductible. We have recognized the $250,000 general liability deductible and the insurance company has been managing, processing and paying directly the third party general liability claims associated with this event. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. During 2009, we received $545,000 from our insurance carrier as a partial payment on our insurance claim, which amount was applied against our insurance claim receivable. See the table below summarizing the activity associated with the insurance claim during 2010. As of December 31, 2010, we do not have any remaining insurance claims associated with our property damage coverage or any insurance claims associated with our business interruption coverage relating to this event.

Pryor Facility – In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. The costs associated with the rebuild of the ammonia reformer were approximately $8 million, which work was completed by the end of September 2010. Our property insurance policy provides for replacement cost coverage relating to property damage with a $1,000,000 loss deductible and for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period plus a $250,000 deductible. Because our replacement cost claim for property damages exceeded our property loss deductible and the net book value of the damaged property, we did not recognize a loss relating to property damage from this fire but rather we recorded an insurance claim receivable relating to this event. See the table below summarizing the activity associated with the insurance claim during 2010. As of December 31, 2010, we do not have any remaining claims associated with our property damage coverage. A notice of an insurance claim for business interruption has been filed but the amount has not been determined. Based on our initial analysis, we believe the business interruption insurance claim will substantially exceed our deductible discussed above. A recovery, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

2010
Cherokee Facility	Bryan Center	Pryor Facility
(In Thousands)
Beginning insurance claim receivable balance	$1,175	$35	$-
Additions to insurance claims (1)	172	409	740
Portions of insurance recoveries applied against claims receivable	(1,347)	(444)	(740)
Ending insurance claim receivable balance	$-	$-	$-

Total insurance recoveries (2)	$2,032	$1,315	$6,464

Insurance recoveries in excess of losses incurred (3)	$685	$871	$5,724

(1)
Amounts relate to payables (approved by our insurance carriers) to unrelated third parties and to our insurance carrier associated with the general liability deductible, and the disposal of the net book value of the damaged property.

(2)	Approximately $1,858,000, $564,000 and $6,113,000 relates to PP&E associated with the Cherokee Facility, Bryan Center and Pryor Facility, respectively.
(3)	All of these amounts are included in other income and relate to PP&E except for $18,000 associated with Bryan Center.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Other Expense, Other Income and Non-Operating Other Income, net

2010	2009	2008
(In Thousands)
Other expense:
Unrealized loss on contractual obligations associated with carbon credits	$644	$-	$-
Losses on sales and disposals of property and equipment	460	378	158
Income tax related penalties	66	35	152
Settlements and potential settlements of litigation and potential litigation (1)	-	75	592
Impairments of long-lived assets (2)	-	-	192
Miscellaneous expense (3)	92	39	90
Total other expense	$1,262	$527	$1,184

Other income:
Property insurance recoveries in excess of losses incurred	$7,518	$-	$-
Unrealized gain on carbon credits	644	-	-
Litigation judgment, settlements and potential settlements (4)	-	50	8,235
Miscellaneous income (3)	265	237	241
Total other income	$8,427	$287	$8,476

Non-operating other income, net:
Interest income	$133	$216	$1,270
Miscellaneous income (3)	-	1	-
Miscellaneous expense (3)	(80)	(87)	(174)
Total non-operating other income, net	$53	$130	$1,096

(1)
For 2008, $325,000 related to potential settlements recognized associated with various asserted claims, of which $225,000 related to the Climate Control Business. In addition, $267,000 related to various settlements reached, of which $67,000 related to the Chemical Business.

(2)
Based on estimates of the fair values obtained from external sources and estimates made internally based on inquiry and other techniques, we recognized an impairment on certain non-core equipment included in our corporate assets in 2008.

(3)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(4)
For 2008, income from litigation judgment and settlements includes approximately $7.6 million, net of attorneys’ fees, relating to a litigation judgment involving a subsidiary within our Chemical Business. In June 2008, we received proceeds of approximately $11.2 million for this litigation judgment, which includes interest of approximately $1.4 million and from which we paid attorneys’ fees of approximately $3.6 million. The payment of attorneys’ fees of 31.67% of our recovery was contingent upon the cash receipt of the litigation judgment. Cash flows relating to this litigation judgment are included in cash flows from continuing operating activities, except for the portion of the judgment associated with the recovery of damages relating to PP&E and its pro-rata portion of the attorneys’ fees. These cash flows are included in cash flows from continuing investing activities. In addition, a settlement was reached for $0.4 million for the recovery of certain environmental-related costs incurred in previous periods relating to property used by Corporate and other business operations.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

We have two reportable segments (business segments): the Climate Control Business and the Chemical Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Climate Control Business- The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:

•	geothermal and water source heat pumps,
•	hydronic fan coils, and
•	other HVAC products including large custom air handlers, modular geothermal chillers and other products and services.

These HVAC products are primarily for use in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our various facilities located in Oklahoma City comprise substantially all of the Climate Control segment’s operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

Chemical Business -The Chemical Business segment manufactures and sells:

•	anhydrous ammonia, fertilizer grade AN, UAN, and ammonium nitrate ammonia solution for agricultural applications,
•
high purity and commercial grade anhydrous ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, and diesel exhaust fluid for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

Our chemical production facilities are located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas. Sales to customers of this segment primarily include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States; industrial users of acids throughout the United States and parts of Canada; and explosive manufacturers in the United States.

The Pryor Facility began limited production in the first quarter of 2010 but did not reach sustained production of anhydrous ammonia until the fourth quarter of 2010. This facility’s production will be predominantly agricultural products, primarily anhydrous ammonia and UAN.

As of December 31, 2010, our Chemical Business employed 480 persons, with 148 represented by unions under agreements, which will expire in July through November of 2013

Other - The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different business segments is detailed below.

2010	2009	2008
(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$171,561	$179,865	$190,960
Hydronic fan coils	37,923	46,381	83,472
Other HVAC products	41,037	39,923	36,948
Total Climate Control	250,521	266,169	311,380

Chemical:
Agricultural products	135,598	104,300	152,802
Industrial acids and other chemical products	126,846	95,997	162,941
Mining products	88,642	57,535	108,374
Total Chemical	351,086	257,832	424,117
Other	8,298	7,837	13,470
	$609,905	$531,838	$748,967
Gross profit:
Climate Control	$86,364	$92,409	$96,633
Chemical	49,295	42,422	37,991
Other	2,966	2,583	4,256
	$138,625	$137,414	$138,880
Operating income (loss):
Climate Control	$35,338	$37,706	$38,944
Chemical	31,948	15,122	31,340
General corporate expenses and other business perations, net (1)	(11,361)	(12,118)	(11,129)
	55,925	40,710	59,155
Interest expense	(7,427)	(6,746)	(11,381)
Gains (loss) on extinguishment of debt	(52)	1,783	5,529
Non-operating income, net:
Climate Control	3	8	1
Chemical	7	31	27
Corporate and other business operations	43	91	1,068
Provisions for income taxes	(19,787)	(15,024)	(18,776)
Equity in earnings of affiliate - Climate Control	1,003	996	937
Income from continuing operations	$29,715	$21,849	$36,560

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

(1) General corporate expenses and other business operations, net consist of the following:

2010	2009	2008
(In Thousands)
Gross profit-Other	$2,966	$2,583	$4,256
Selling, general and administrative:
Personnel costs	(7,865)	(8,083)	(7,937)
Professional fees	(3,784)	(3,687)	(4,759)
Office overhead	(684)	(657)	(650)
Property, franchise and other taxes	(324)	(350)	(313)
Advertising	(253)	(258)	(269)
All other	(1,779)	(1,652)	(1,572)
Total selling, general and administrative	(14,689)	(14,687)	(15,500)

Other income	366	192	766
Other expense	(4)	(206)	(651)
Total general corporate expenses and other business operations, net	$(11,361)	$(12,118)	$(11,129)

Information about our PP&E and total assets by business segment is detailed below:

2010	2009	2008
(In Thousands)
Depreciation of PP&E:
Climate Control	$4,026	$4,077	$3,433
Chemical	13,154	11,291	10,232
Corporate assets and other	149	233	165
Total depreciation of PP&E	$17,329	$15,601	$13,830

Additions to PP&E:
Climate Control	$7,177	$6,438	$12,111
Chemical	28,850	24,627	25,130
Corporate assets and other	518	271	457
Total additions to PP&E	$36,545	$31,336	$37,698

Total assets at December 31:
Climate Control	$112,894	$102,029	$117,260
Chemical	179,033	143,800	145,518
Corporate assets and other	96,054	92,804	72,989
Total assets	$387,981	$338,633	$335,767

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Segment Information (continued)

Net sales by business segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Net sales classified as “Other” consist of sales of industrial machinery and related components. Intersegment net sales are not significant.

Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

Our chief operating decision makers use operating income (loss) by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income (loss) by business segment represents gross profit by business segment less SG&A incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

Identifiable assets by business segment are those assets used in the operations of each business. Corporate assets and other are those principally owned by LSB or by subsidiaries not involved in the two identified businesses.

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers are to U.S. customers except foreign export sales as follows:

Geographic Area	2010	2009	2008
(In Thousands)
Canada	$19,345	$20,224	$24,749
Middle East	6,257	4,440	4,994
Europe	2,373	1,114	2,119
South and East Asia	1,635	1,124	1,645
Mexico, Central and South America	1,411	2,154	2,954
Other	835	843	639
	$31,856	$29,899	$37,100

In general, foreign export sales are attributed based upon the location of the customer.

Major Customers

Net sales to one customer, Orica, of our Chemical Business segment represented approximately 11%, 7% and 11% of our total net sales for 2010, 2009 and 2008, respectively. See discussion concerning the supply agreement in Note 14 – Commitments and Contingencies.

Net sales to one customer, Bayer, of our Chemical Business segment represented approximately 8%, 7% and 11% of our total net sales for 2010, 2009 and 2008, respectively.  See discussion concerning the Bayer Agreement in Note 14 – Commitments and Contingencies.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

22.  Related Party Transactions

Golsen Group

In March 2008, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In November 2008, the Golsen Group acquired from an unrelated third party $5,000,000 of the 2007 Debentures.

In January 2009, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2008. In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During 2009, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was accrued at December 31, 2009 and paid in January 2010.

In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During 2010, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 remains accrued at December 31, 2010.

23.  Subsequent Event (Unaudited)

In 2009, CNC filed a lawsuit against a vendor, which alleged that CNC suffered property damages and lost income as a result of the vendor’s negligence in installing certain equipment at the Cherokee Facility.  In January 2011, a settlement at mediation was finalized, which included a payment to CNC of $735,000.  Because this settlement represented a gain contingency, the income from this settlement was not recognized at December 31, 2010.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(In Thousands, Except Per Share Amounts)

Three months ended
March 31	June 30	September 30	December 31
2010

Net sales	$130,410	$168,392	$138,948	$172,155
Gross profit (1)	$28,266	$35,148	$29,439	$45,772
Income from continuing operations (1) (2)	$1,723	$6,047	$3,877	$18,068
Net loss from discontinued operations	(5)	(38)	(79)	(19)
Net income	$1,718	$6,009	$3,798	$18,049
Net income applicable to common stock	$1,413	$6,009	$3,798	$18,049

Income per common share:
Basic:
Income from continuing operations	$.07	$.28	$.18	$.85
Loss from discontinued operations, net	-	-	-	-
Net income	$.07	$.28	$.18	$.85

Diluted:
Income from continuing operations	$.07	$.27	$.17	$.79
Loss from discontinued operations, net	-	-	-	-
Net income	$.07	$.27	$.17	$.79

2009

Net sales	$150,197	$138,563	$127,778	$115,300
Gross profit (1)	$40,728	$37,827	$30,653	$28,206
Income from continuing operations (1) (2)	$11,745	$8,743	$1,103	$258
Net loss from discontinued operations	(2)	(13)	(30)	(220)
Net income	$11,743	$8,730	$1,073	$38
Net income applicable to common stock	$11,437	$8,730	$1,073	$38

Income per common share:
Basic:
Income from continuing operations	$.54	$.41	$.05	$.01
Loss from discontinued operations, net	-	-	-	(.01)
Net income	$.54	$.41	$.05	$-

Diluted:
Income from continuing operations	$.51	$.38	$.05	$.01
Loss from discontinued operations, net	-	-	-	(.01)
Net income	$.51	$.38	$.05	$-

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1) The following items increased (decreased) gross profit and income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Changes in unrealized gains (losses) relating to commodities contracts still held at period end:
2010		$(310)	$(313)	$342	$761
2009		$(1,498)	$30	$385	$138

Turnaround costs:
2010	(A)	$(1,432)	$(1,264)	$(3,950)	$(1,821)
2009		$(120)	$(484)	$(2,078)	$(731)

Precious metals, net of recoveries and gains:
2010		$(1,267)	$(2,082)	$(296)	$(1,558)
2009		$486	$(1,543)	$(841)	$(1,403)

Changes in inventory reserves:
2010		$(118)	$442	$(237)	$(271)
2009		$3,032	$(8)	$162	$(782)

(2) The following items increased (decreased) income from continuing operations:

Three months ended
March 31	June 30	September 30	December 31
(In Thousands)
Operating income (loss) associated with the Pryor Facility:
2010	(A) (B)	$(6,037)	$(1,993)	$(3,128)	$11,432
2009		$(1,996)	$(3,217)	$(7,058)	$(4,965)

Property insurance recoveries in excess of losses incurred:
2010	(B)	$739	$-	$3,243	$3,536

Change in unrealized gains (losses) relating to interest rate contracts still held at period end:
2010		$(220)	$(128)	$4	$378
2009		$(70)	$719	$(335)	$194

Gain (loss) on extinguishment of debt:
2010		$-	$(52)	$-	$-
2009		$1,322	$421	$53	$(13)

Provision for income taxes:
2010	(C)	$(912)	$(4,979)	$(2,930)	$(10,966)
2009	(D)	$(7,349)	$(5,451)	$(1,310)	$(914)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(A)  For the three months ended September 30, 2010, the Pryor Facility incurred Turnaround costs of $1,301,000

(B)  Includes property insurance recoveries of $2,769,000 and $2,955,000 recognized by the Pryor Facility during the three months ended September 30, 2010 and December 30, 2010, respectively.

(C) During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the three months ended June 30, 2010. For the three months ended June 30, 2010 and the year ended December 31, 2010, the effect of this adjustment decreased basic net income per share by $.04 and diluted net income per share by $.03. Management of the Company evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our 2007-2010 consolidated financial statements.

(D) For the three months ended December 31, 2009, the provision for income taxes includes the impact of additional provisions totaling $538,000 relating to the adjustments necessary to reconcile the 2008 state income tax returns to the 2008 estimated tax provision.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

Schedule I includes the condensed financial statements of the parent company only, LSB Industries, Inc.

December 31,
2010	2009
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$7,491	$23,071
Accounts receivable, net	12	12
Supplies, prepaid items and other	275	93
Due from subsidiaries	5,174	17,544
Notes receivable from a subsidiary	10,000	10,000
Total current assets	22,952	50,720

Property, plant and equipment, net	274	258
Investments in and due from subsidiaries	222,615	146,402
Other assets, net	2,445	2,017
	$248,286	$199,397

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$275	$257
Accrued and other liabilities	1,038	1,186
Redeemable, noncumulative, convertible preferred stock	45	48
Current portion of long-term debt	8	8
Total current liabilities	1,366	1,499

Long-term debt	26,900	29,400
Due to subsidiaries	24,536	2,558
Noncurrent accrued and other liabilities	5,273	4,492

Stockholders’ equity:
Preferred stock	3,000	3,000
Common stock	2,548	2,537
Capital in excess of par value	131,845	129,941
Retained earnings	70,351	41,082
	207,744	176,560
Less treasury stock	17,533	15,112
Total stockholders’ equity	190,211	161,448
	$248,286	$199,397

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

Year ended December 31,
2010	2009	2008
(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$3,531	$3,531	$3,501

Selling, general and administrative expense	5,388	5,321	6,108
Litigation judgment	-	-	(7,560)
Other expense (income), net	(25)	82	65

Operating income (loss)	(1,832)	(1,872)	4,888

Interest expense	3,062	3,513	5,988
Loss (gains) on extinguishment of debt	52	(1,783)	(5,529)
Interest and other non-operating income, net	(973)	(2,328)	(3,342)

Income (loss) from continuing operations	(3,973)	(1,274)	7,771

Equity in earnings of subsidiaries	33,688	23,123	28,789
Net loss from discontinued operations	(141)	(265)	(13)

Net income	$29,574	$21,584	$36,547

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

Year ended December 31,
2010	2009	2008
(In Thousands)
Net cash flows provided (used) by operating activities	$(3,074)	$(4,899)	$1,140

Cash flows from investing activities:
Capital expenditures	(51)	(99)	(71)
Proceeds from litigation judgment associated with property, plant and equipment of a subsidiary	-	-	5,948
Payment of legal costs relating to litigation judgment associated with property, plant and equipment of a subsidiary	-	-	(1,884)
Payments received on notes receivable from a subsidiary	-	21,400	4,886
Other assets	(439)	(283)	(274)
Net cash provided (used) by investing activities	(490)	21,018	8,605

Cash flows from financing activities:
Acquisition of 5.5% convertible debentures	(2,494)	(8,938)	(13,207)
Payments on other long-term debt	-	(1)	(6)
Payments on loans secured by cash value of life insurance policies	(380)	-	-
Net change in due to/from subsidiaries	(7,430)	(7,738)	(3,972)
Purchases of treasury stock	(2,421)	(3,200)	(4,821)
Proceeds from exercise of stock options	829	609	846
Excess income tax benefit associated with stock-based compensation	185	806	2,390
Dividends paid on preferred stocks	(305)	(306)	(306)
Net cash used by financing activities	(12,016)	(18,768)	(19,076)
Net decrease in cash and cash equivalents	(15,580)	(2,649)	(9,331)

Cash and cash equivalents at the beginning of year	23,071	25,720	35,051

Cash and cash equivalents at the end of year	$7,491	$23,071	$25,720

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1.  Basis of Presentation - The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. ( “LSB”) only. LSB’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with LSB’s consolidated financial statements.

2.  Debt Issuance Costs - As the result of acquiring a portion of the 2007 Debentures, the following unamortized debt issuance costs associated with the 2007 Debentures acquired were charged against the gain/loss on extinguishment of debt:

2010	2009	2008
(In Thousands)
Debt issuance costs included in gain/loss on extinguishment of debt	$58	$379	$764

3.  Commitments and Contingencies - LSB has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2010, which is guaranteed by LSB, is as follows (in thousands):

Secured Term Loan due 2012	$48,773
Other, most of which is collateralized by machinery, equipment and real estate	14,805
$63,578

In addition, LSB has guaranteed approximately $44.3 million of its subsidiaries’ credit terms with vendors (primarily relating to purchases of natural gas) and approximately $9.8 million of its subsidiaries’ insurance bonds.

See Notes 12 and 14 of the notes to LSB’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

4.  Preferred Stock and Stockholders’ Equity - At December 31, 2010 and 2009, a subsidiary of LSB owns 2,451,527 shares of LSB’s common stock, which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I - Condensed Financial Information of Registrant. See Notes 2, 11, 16 and 17 of notes to LSB’s consolidated financial statements for discussion of matters relating to preferred stock and other stockholders’ equity matters.

5.  Litigation Judgment - See Note 20 of the notes to LSB’s consolidated financial statements for the discussion of the income from a litigation judgment in 2008.

6.  Gains on Extinguishment of Debt - LSB acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. As a result, LSB recognized a gain/loss on extinguishment of debt, after writing off the unamortized debt issuance costs associated with the 2007 Debentures acquired. The following is a summary of acquisition transactions relating to the 2007 Debentures for each respective year:

2010	2009	2008
(In Thousands)
Principal amounts acquired	$2,500	$11,100	$19,500
Amounts paid for acquisitions	$2,494	$8,938	$13,207
Gains (loss) on extinguishment of debt	$(52)	$1,783	$5,529

As the result of these acquisitions, only $26.9 million of the 2007 Debentures remain outstanding at December 31, 2010.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements (continued)

7. Interest Income - In 2006, LSB entered into a $6,400,000 term loan due 2009 with ThermaClime. During 2009 and 2008, LSB earned interest of $699,000 and $698,000, respectively, relating to this term loan.  During 2009, ThermaClime repaid this term loan. During 2007, LSB entered into two demand notes totaling $29,886,000 with ThermaClime of which $15,000,000 and $4,886,000 was repaid in 2009 and 2008, respectively. During 2010, 2009, and 2008, LSB earned interest of $558,000, $1,394,000 and $1,671,000, respectively, relating to these demand notes. In addition, LSB has invested a portion of its cash (including a portion of the net proceeds of the 2007 Debentures) in highly liquid investments. During 2010, 2009, and 2008, LSB earned interest of $18,000, $11,000 and $651,000, respectively, relating to these investments.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009, and 2008

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2010	$676	$145	$185	$636

2009	$729	$90	$143	$676

2008	$1,308	$371	$950	$729

Inventory-reserve for slow-moving items (1):

2010	$1,198	$485	$67	$1,616

2009	$514	$745	$61	$1,198

2008	$460	$210	$156	$514

Notes receivable - allowance for doubtful accounts (1):

2010	$970	$-	$-	$970

2009	$970	$-	$-	$970

2008	$970	$-	$-	$970

Deferred tax assets – valuation allowance (1):

2010	$358	$-	$48	$310

2009	$268	$90	$-	$358

2008	$-	$268	$-	$268
(1)  Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.