Form 10-Q
period 2011-03-31
LSB INDUSTRIES INC
filed 2011-05-05
CIK 60714

LSB Industries, Inc.

Form 10-Q (3-31-2011)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the Registrant's voting common stock, as of April 29, 2011 was 22,125,762 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2011 is unaudited)

March 31, 2011	December 31, 2010
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$98,045	$66,946
Restricted cash	31	31
Short-term investments	-	10,003
Accounts receivable, net	76,077	74,259
Inventories:
Finished goods	40,911	32,072
Work in process	3,138	2,981
Raw materials	26,771	25,053
Total inventories	70,820	60,106
Supplies, prepaid items and other:
Prepaid insurance	3,219	4,449
Precious metals	13,051	12,048
Supplies	7,253	6,802
Fair value of derivatives and other	218	1,454
Other	3,677	1,174
Total supplies, prepaid items and other	27,418	25,927
Deferred income taxes	5,490	5,396
Total current assets	277,881	242,668

Property, plant and equipment, net	136,685	135,755

Other assets:
Debt issuance costs, net	1,153	1,023
Investment in affiliate	3,901	4,016
Goodwill	1,724	1,724
Other, net	2,871	2,795
Total other assets	9,649	9,558
	$424,215	$387,981

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at March 31, 2011 is unaudited)

March 31, 2011	December 31, 2010
(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,088	$51,025
Short-term financing	2,682	3,821
Accrued and other liabilities	38,497	31,507
Current portion of long-term debt	5,340	2,328
Total current liabilities	94,607	88,681

Long-term debt	76,338	93,064

Noncurrent accrued and other liabilities	13,106	12,605

Deferred income taxes	14,318	14,261

Commitments and contingencies (Note 10)

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,444,904 shares issued (25,476,534 at December 31, 2010)	2,645	2,548
Capital in excess of par value	157,626	131,845
Retained earnings	90,949	70,351
	254,220	207,744
Less treasury stock at cost:
Common stock, 4,320,462 shares	28,374	28,374
Total stockholders' equity	225,846	179,370
	$424,215	$387,981

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Three Months Ended March 31, 2011 and 2010

2011	2010
(In Thousands, Except Per Share Amounts)
Net sales	$177,493	$130,410
Cost of sales	123,639	102,144
Gross profit	53,854	28,266

Selling, general and administrative expense	20,585	24,589
Provisions for losses on accounts receivable	42	9
Other expense	62	58
Other income	(872)	(806)
Operating income	34,037	4,416

Interest expense	1,712	2,080
Non-operating other income, net	(7)	(38)
Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	32,332	2,374
Provisions for income taxes	11,657	912
Equity in earnings of affiliate	(285)	(261)
Income from continuing operations	20,960	1,723

Net loss from discontinued operations	57	5
Net income	20,903	1,718

Dividends on preferred stocks	305	305
Net income applicable to common stock	$20,598	$1,413

Weighted-average common shares:
Basic	21,180	21,226

Diluted	23,444	21,364

Income per common share:
Basic	$.97	$.07

Diluted	$.90	$.07

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Three Months Ended March 31, 2011

Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
(In Thousands)
Balance at December 31, 2010	25,477	$3,000	$2,548	$131,845	$70,351	$(28,374)	$179,370
Net income and comprehensive income					20,903		20,903
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				254			254
Conversion of debentures to common stock	888		89	24,319			24,408
Exercise of stock options	80		8	505			513
Excess income tax benefit associated with stock-based compensation				703			703
Balance at March 31, 2011	26,445	$3,000	$2,645	$157,626	$90,949	$(28,374)	$225,846

See accompanying notes.

Note: For the three months ended March 31, 2010, total comprehensive income was $1,718,000.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2011 and 2010
2011	2010
(In Thousands)
Cash flows from continuing operating activities:
Net income	$20,903	$1,718
Adjustments to reconcile net income to net cash provided (used) by continuing operating activities:
Net loss from discontinued operations	57	5
Deferred income taxes	(37)	189
Expense associated with modification of secured term loan	387	-
Expense associated with induced conversion of 5.5% convertible debentures	558	-
Loss (gain) on sales and disposals of property and equipment	(19)	3
Gain on property insurance recoveries associated with property, plant and equipment	-	(495)
Depreciation of property, plant and equipment	4,592	4,060
Amortization	153	153
Stock-based compensation	254	247
Provisions for losses on accounts receivable	42	9
Provision for (realization of) losses on inventory	(15)	118
Realization of losses on firm sales commitments	-	(351)
Equity in earnings of affiliate	(285)	(261)
Distributions received from affiliate	400	140
Changes in fair value of commodities contracts	82	310
Changes in fair value of interest rate contracts	(52)	220
Other	-	(10)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(1,871)	(11,323)
Inventories	(10,649)	(10,218)
Prepaid and accrued income taxes	2,300	461
Other supplies and prepaid items	(2,747)	351
Accounts payable	(4,488)	3,291
Accrued payroll and benefits	2,301	1,885
Commodities contracts	501	124
Customer deposits	3,588	179
Other current and noncurrent liabilities	382	958
Net cash provided (used) by continuing operating activities	16,337	(8,237)

Cash flows from continuing investing activities:
Capital expenditures	(4,579)	(6,524)
Proceeds from property insurance recoveries associated with property, plant and equipment	-	1,670
Proceeds from sales of property and equipment	19	2
Proceeds from short-term investments	10,012	10,051
Purchase of short-term investments	(9)	(10,000)
Deposits of restricted cash	-	(552)
Proceeds from sales of carbon credits	673	-
Payments on contractual obligations – carbon credits	(673)	-
Other assets	(86)	(209)
Net cash provided (used) by continuing investing activities	5,357	(5,562)

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Three Months Ended March 31, 2011 and 2010
2011	2010
(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facility	$156,715	$113,111
Payments on revolving debt facility	(156,715)	(113,111)
Proceeds from modification of secured term loan, net of fees	10,347	-
Proceeds from other long-term debt, net of fees	-	47
Payments on other long-term debt	(541)	(1,588)
Payments of debt issuance costs	(108)	-
Payments on short-term financing	(1,139)	(1,112)
Proceeds from exercise of stock options	513	22
Excess income tax benefit associated with stock-based compensation	703	136
Dividends paid on preferred stocks	(305)	(305)
Net cash provided (used) by continuing financing activities	9,470	(2,800)

Cash flows of discontinued operations:
Operating cash flows	(65)	(73)
Net increase (decrease) in cash and cash equivalents	31,099	(16,672)

Cash and cash equivalents at beginning of period	66,946	61,739
Cash and cash equivalents at end of period	$98,045	$45,067

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$8,654	$150

Noncash investing and financing activities:

Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$2,507	$6,074
Debt issuance costs associated with the modification of the secured term loan	$601	$-
Debt issuance costs associated with 5.5% debentures converted to common stock	$328	$-
Accounts payable associated with 5.5% debentures converted to common stock	$558	$-
Accrued liabilities associated with 5.5% debentures converted to common stock	$336	$-
5.5% debentures converted to common stock	$24,400	$-

See accompanying notes.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1:  Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 3, 2011.

Basis of Consolidation and Presentation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing, marketing and engineering operations. We are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the "Climate Control Business") and the manufacture and sale of chemical products (the “Chemical Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.

Reclassification - A reclassification has been made in our condensed consolidated statement of cash flows for the three months ended March 31, 2010 to conform to our condensed consolidated statement of cash flows presentation for the three months ended March 31, 2011, which reclassification expanded our continuing operating activity line items. This reclassification did not impact the total amount of net cash used by continuing operating activities for the three months ended March 31, 2010.

Use of Estimates - The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1:  Summary of Significant Accounting Policies (continued)

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

Contingencies - Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur.  We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.   If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned.

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

Income Taxes - We do not recognize a tax benefit unless we conclude that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We also record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1:  Summary of Significant Accounting Policies (continued)

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

Recently Issued Accounting Pronouncements - In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for us on January 1, 2010 and the remaining new disclosure requirements became effective for us on January 1, 2011.  These disclosure requirements were applied prospectively. See Note 11 - Derivatives, Hedges, Financial Instruments and Carbon Credits.

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

Three Months Ended March 31,
2011	2010
Numerator:
Net income	$20,903	$1,718
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)
Dividends on Noncumulative Preferred	(5)	(5)
Total dividends on preferred stock	(305)	(305)
Numerator for basic net income per common share - net income applicable to common stock	20,598	1,413
Dividends on preferred stock assumed to be converted, if dilutive	305	-
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	265	-
Numerator for diluted net income per common share	$21,168	$1,413

Denominator:
Denominator for basic net income per common share - weighted-average shares	21,179,800	21,226,411
Effect of dilutive securities:
Convertible notes payable	973,292	4,000
Convertible preferred stock	935,626	-
Stock options	355,681	133,192
Dilutive potential common shares	2,264,599	137,192
Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,444,399	21,363,603

Basic net income per common share	$.97	$.07

Diluted net income per common share	$.90	$.07

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Income Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

Three Months Ended March 31,
2011	2010
Stock options	2,889	375,000
Convertible notes payable	-	1,070,160
Convertible preferred stock	-	936,846
	2,889	2,382,006

Note 3: Accounts Receivable, net  Our accounts receivables, net, consists of the following:

March 31, 2011	December 31, 2010
(In Thousands)
Trade receivables	$75,775	$73,367
Other	982	1,528
	76,757	74,895
Allowance for doubtful accounts	(680)	(636)
	$76,077	$74,259

Note 4: Inventories At March 31, 2011 and December 31, 2010, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,715,000 and $1,616,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $60,000 and $177,000 at March 31, 2011 and December 31, 2010, respectively.

Changes in our inventory reserves are as follows:

Three Months Ended March 31,
2011	2010
(In Thousands)
Balance at beginning of period	$1,793	$1,676
Provision for (realization of) losses	(15)	118
Write-offs and disposals	(3)	(50)
Balance at end of period	$1,775	$1,744

The provision for (realization of) losses is included in cost of sales in the accompanying condensed consolidated statements of income.

Note 5: Precious Metals Precious metals are included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. In addition, precious metals expense, net, is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 5: Precious Metals (continued)

Precious metals expense, net, consists of the following:

Three Months Ended March 31,
2011	2010
(In Thousands)
Precious metals expense	$2,110	$1,379
Recoveries of precious metals	(752)	-
Gains on sales of precious metals	-	(112)
Precious metals expense, net	$1,358	$1,267

Note 6: Investment in Affiliate  Cepolk Holdings, Inc. (“CHI”), a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana. The income recognized from the Partnership is reported as equity in earnings of affiliate.

CHI has filed a lawsuit against the general partner of the Partnership alleging, among other things, that:

•	the general partner failed to make its capital contribution of approximately $2.0 million to the Partnership, and
•	the general partner breached certain fiduciary duties and was unjustly enriched in its management of the Partnership.

Note 7: Current and Noncurrent Accrued and Other Liabilities  Our current and noncurrent accrued and other liabilities consist of the following:

March 31, 2011	December 31, 2010
(In Thousands)
Accrued payroll and benefits	$9,043	$6,742
Accrued income taxes	7,135	4,835
Customer deposits	6,174	2,586
Deferred revenue on extended warranty contracts	5,841	5,675
Accrued warranty costs	4,284	3,996
Accrued death benefits	4,048	4,058
Accrued group health and workers’ compensation insurance claims	2,398	2,459
Fair value of derivatives and other	1,843	2,539
Accrued contractual manufacturing obligations	1,801	1,968
Accrued executive benefits	1,163	1,187
Accrued precious metals costs	1,128	846
Accrued general liability insurance claims	1,120	1,230
Accrued commissions	817	1,279
Accrued interest	610	1,343
Other	4,198	3,369
	51,603	44,112
Less noncurrent portion	13,106	12,605
Current portion of accrued and other liabilities	$38,497	$31,507

Note 8: Accrued Warranty Costs Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship. Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 8: Accrued Warranty Costs (continued)

eighteen months from the date of shipment or twelve months from the date of start up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair.  The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

Three Months Ended March 31,
2011	2010
(In Thousands)
Balance at beginning of period	$3,996	$3,138
Amounts charged to costs and expenses	1,627	998
Costs incurred	(1,339)	(1,145)
Balance at end of period	$4,284	$2,991

Note 9: Long-Term Debt  Our long-term debt consists of the following:

March 31,	December 31,
2011	2010
(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$-	$-
5.5% Convertible Senior Subordinated Notes due 2012 (B)	2,500	26,900
Secured Term Loan (C)	60,000	48,773
Other, with a current weighted-average interest rate of 6.66%, most of which is secured by machinery, equipment and real estate	19,178	19,719
	81,678	95,392
Less current portion of long-term debt	5,340	2,328
Long-term debt due after one year	$76,338	$93,064

(A)         Our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at March 31, 2011 was 3.75%. Interest is paid monthly, if applicable.

The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of March 31, 2011, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

assets securing the secured term loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $248 million at March 31, 2011.

The Working Capital Revolver Loan, as amended, requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2011. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,
•	incur liens,
•	make restricted payments or loans to affiliates who are not Borrowers,
•	engage in mergers, consolidations or other forms of recapitalization, or
•	dispose assets.

The Working Capital Revolver Loan also requires all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

(B)         In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the debentures (the “2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the 2007 Debentures. UMB Bank receives customary compensation from us for such services.

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

In previous periods, we acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. On March 31, 2011, one of the holders converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock. For financial reporting purposes, this transaction is considered an induced conversion.

As the result of these acquisitions and conversion, only $2.5 million of the 2007 Debentures remain outstanding at March 31, 2011, of which $2.0 million is being held by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) as discussed in Note 16 - Related Party Transactions.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

The 2007 Debentures may be redeemed at our option, in whole or in part, upon notice at a redemption price, payable at our option in cash or, subject to certain conditions, in shares of our common stock, equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. As of March 31, 2011, we are able to exercise our redemption rights concerning the remaining 2007 Debentures since the closing sale price of our common stock has exceeded 115% of the conversion price, or $31.59, for at least 20 trading days in the 30 consecutive trading day period ending immediately prior to the redemption date.

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

(C)         On March 29, 2011, ThermaClime and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement (the “Original Agreement”), dated November 2, 2007, as previously amended.  Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) is increased from $50 million to $60 million.  The maximum principal amount may be further increased up to $75 million, subject to syndicating the additional amount and ThermaClime electing such increase. See discussion in Note 17 – Subsequent Events. The Amended Agreement also extends the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016.  The Secured Term Loan continues to be guaranteed by LSB. For financial reporting purposes, this transaction is considered a non-substantial modification of the Original Agreement.

The Secured Term Loan requires 20 quarterly principal payments of $0.75 million, plus interest and a final balloon payment of $45 million due on March 29, 2016.  The stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.31% on the principal amount of $35 million, which the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly, and a fixed interest rate of 5.15% on the principal amount of $25 million. At March 31, 2011, the resulting weighted-average interest rate was approximately 4.08%.

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $63 million at March 31, 2011.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At March 31, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $70 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2011.

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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)

A prepayment premium equal to 2.5% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2012.  This premium is reduced to 1.0% during the following 24-month period and is eliminated thereafter.

Note 10: Commitments and Contingencies

Purchase Commitments - We entered into the following significant purchase commitments during the three months ended March 31, 2011:

During the first quarter of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and the chemical product facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At March 31, 2011, our purchase commitments under these contracts were for approximately 2.5 million MMBtu of natural gas through September 2011 at the weighted-average cost of $4.01 per MMBtu ($9.9 million).

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

1.      Discharge Water Matters

The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler blowdowns, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review.  EDC submitted comments to the ADEQ on the draft permit in December 2010.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)

The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. However, as part of our long-term compliance plan, EDC is pursuing a rulemaking and permit modification with the ADEQ.  The ADEQ approved a rule change, subject to approval by the United States Environmental Protection Agency (“EPA”).  The ADEQ incorporated the revised dissolved minerals limits in the preliminary draft permit received in November 2010. The preliminary draft permit is subject to approval by the EPA of the rule change.

During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. During the meeting with the EPA prior to the issuance of the Administrative Order, the EPA advised EDC that its primary objective was to bring the El Dorado Facility into compliance with the 2004 NPDES permit requirements, but reserved the right to assess penalties for past and continuing violations of the permit. As a result, it is unknown whether the EPA might elect to pursue civil penalties against EDC. Therefore, no liability has been established at March 31, 2011 as a result of the Administrative Order.

In conjunction with our long-term compliance plan, the city of El Dorado, Arkansas received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, EDC will participate in the construction of the pipeline that will be owned by the city in order to ensure that EDC will be able to comply with future permit limits. EDC anticipates its cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. See discussion in Note 17- Subsequent Events.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2011, in connection with this matter.

2.      Air Matters

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown, Texas facility under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at March 31, 2011, in connection with this matter.

3.      Other Environmental Matters

In 2002, two subsidiaries within our Chemical Business, sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. At December 31, 2002, even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. In connection with this sale, our subsidiary leased the real property to the buyer under a triple net long-term lease agreement. However, our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

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

In addition, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation.

Currently, it is unknown what damages, if any, the KDHE will claim. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are not currently defined and the associated costs (or range of costs) are not reasonably estimable.

At March 31, 2011, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $195,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and have asserted that Jayhawk is bound by an agreement to settle the claims for $100,000. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense cost in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at March 31, 2011 as a result of this matter.

Pryor Chemical Company

A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”) has filed lawsuits against certain vendors of PCC related to work performed during the start-up of the Pryor Facility. The claims allege certain damages resulting from improperly performed work by the vendors and for lost profits and other costs due to delays in restarting the Pryor Facility.  The total amount for damages and lost profits claimed is substantial but the amount and timing of the ultimate recovery is uncertain.  As a result, any recovery from litigation or settlement of these claims is a gain contingency and will be recognized if, and when, realized or realizable and earned.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At March 31, 2011, our accrued general liability insurance claims were $1,120,000 and are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11:  Derivatives, Hedges, Financial Instruments and Carbon Credits We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we were issued climate reserve tonnes (“carbon credits”), which carbon credits are primarily to be transferred to Bayer Material Science LLC (“Bayer”) or sold and the proceeds given to Bayer. The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits (primarily to Bayer) are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 - Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At March 31, 2011, the valuations of contracts classified as Level 2 related to the foreign exchange contracts and interest rate swap contracts. For the foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contracts and using market information for foreign currency exchange rates. The valuation inputs included the total contractual weighted-average exchange rate of 1.28 and the total estimated market weighted-average exchange rate of 1.43 (U.S. Dollar/Euro). For the foreign exchange contracts and interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.31% and the total estimated market weighted-average receive rate of 2.67%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above. The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At March 31, 2011, the valuations ($3.25 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($3.00 to $4.50) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in sales agreements entered into during the first quarter of 2011, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.  At December 31, 2010, the valuations ($3.25 per carbon credit) of contracts classified as Level 3 related to carbon credits and contractual obligations associated with these carbon credits.  At December 31, 2009, there were no valuations of contracts classified at Level 3.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound. At March 31, 2011, our futures/forward copper contracts were for 750,000 pounds of copper through December 2011 at a weighted-average cost of $4.09 per pound. At December 31, 2010, our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu. At March 31, 2011, we did not have any futures/forward natural gas contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2010, our foreign exchange contracts were for the receipt

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11:  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate of 1.26 (U.S. Dollar/Euro). At March 31, 2011, our foreign exchange contracts were for the receipt of approximately 184,000 Euros through June 2011 at the total contractual weighted-average exchange rate of 1.28 (U.S. Dollar/Euro). The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In April 2008, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. In September 2008, we acquired an interest rate swap at a cost basis of $0.4 million, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016.

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During the three months ended March 31, 2011 and 2010, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

During December 2010, we were issued carbon credits by the Climate Action Reserve (“CAR”) in relation to a greenhouse gas reduction project (“Project”) performed at the nitric acid plant (the “Baytown Facility”), which is operated by EDN.  Pursuant to the terms of the agreement with Bayer (the “Bayer Agreement”), carbon credits issued to us are primarily to be transferred to Bayer or sold and the proceeds given to Bayer to recover Bayer’s costs associated with the Project. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. After the project costs are recovered, subsequent carbon credits issued to us will be allocated to us and Bayer pursuant to the terms of the Bayer Agreement. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2010, we had approximately 198,000 carbon credits, all of which are subject to contractual obligations. At March 31, 2011, we had approximately 3,000 carbon credits, all of which were subject to contractual obligations and firm sales commitments. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11:  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

Fair Value Measurements at March 31, 2011 Using
Description	Total Fair Value at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2010
(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$178	$178	$-	$-	$761
Carbon credits	11	-	-	11	644
Foreign exchange contracts	29	-	29	-	49
Total	$218	$178	$29	$11	$1,454

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations – carbon credits	$-	$-	$-	$-	$644
Interest rate contracts	1,843	-	1,843	-	1,895
Total	$1,843	$-	$1,843	$-	$2,539

During the three months ended March 31, 2011 and 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2011 (not applicable for the three months ended March 31, 2010):

Assets	Liabilities
(In Thousands)
Beginning balance	$644	$(644)
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total realized and unrealized gain (loss) included in earnings	40	(40)
Purchases	-	-
Issuances	-	-
Sales	(673)	-
Settlements	-	684
Ending balance	$11	$-

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11:  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

Three Months Ended March 31,
2011	2010
(In Thousands)
Total net losses included in earnings:
Cost of sales – Commodities contracts	$(151)	$(688)
Cost of sales – Foreign exchange contracts	40	(24)
Other income – Carbon credits	40	-
Other expense – Contractual obligations relating to carbon credits	(40)	-
Interest expense – Interest rate contracts	(338)	(614)
	$(449)	$(1,326)

Change in unrealized gains and losses relating to contracts still held at period end:
Cost of sales – Commodities contracts	$(82)	$(310)
Cost of sales – Foreign exchange contracts	18	(5)
Interest expense – Interest rate contracts	52	(220)
	$(12)	$(535)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At March 31, 2011 and December 31, 2010, the fair value for variable debt (excluding the secured term loan at December 31, 2010) is believed to approximate their carrying value. At December 31, 2010, the estimated fair value of the secured term loan is based on defined LIBOR rates plus 6% utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At March 31, 2011, the estimated fair value of the 2007 Debentures is based on the conversion rate and market price of LSB common stock. At December 31, 2010, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

March 31, 2011	December 31, 2010
Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
(In Thousands)
Variable Rate:
Secured Term Loan (1)	$60,000	$60,000	$26,721	$48,773
Working Capital Revolver Loan	-	-	-	-
Other debt (2)	2,270	2,408	2,437	2,437

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	3,607	2,500	27,976	26,900
Other bank debt and equipment financing	16,737	16,770	17,251	17,282
	$82,614	$81,678	$74,385	$95,392

(1)	Includes a fixed interest rate of 5.15% on the principal amount of $25 million at March 31, 2011.
(2)	Includes a variable rate debt agreement with a minimum interest rate of 6%, which interest rate was 6% at March 31, 2011 and December 31, 2010.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12:  Income Taxes Provisions for income taxes are as follows:

Three Months Ended March 31,
2011	2010
(In Thousands)
Current:
Federal	$9,148	$516
State	2,546	207
Total current provisions	$11,694	$723

Deferred:
Federal	$(36)	$177
State	(1)	12
Total deferred provision (benefit)	(37)	189
Provisions for income taxes	$11,657	$912

For the three months ended March 31, 2011 and 2010, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three months ended March 31, 2011 and 2010, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2010, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $7,200,000 that begin expiring in 2011.

Our annual estimated effective tax rate for 2011 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items.

The tax provision for the three months ended March 31, 2011 and 2010 was $11,657,000 (36% of pre-tax income) and $912,000 (35% of pre-tax income), respectively.

We had approximately $771,000 and $700,000 accrued for uncertain tax liabilities at March 31, 2011 and December 31, 2010, respectively, which are included in current and noncurrent accrued and other liabilities.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of remaining tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions.  Currently we are under examination by the IRS and certain state tax authorities for the tax years 2007-2009.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 13: Other Expense, Other Income and Non-Operating Other Income, net

Three Months Ended March 31,
2011	2010
(In Thousands)
Other expense:
Total other expense (1)	$62	$58

Other income:
Settlements of litigation and potential litigation (2)	$747	$-
Property insurance recoveries in excess of losses incurred (3)	-	739
Miscellaneous income (1)	125	67
Total other income	$872	$806

Non-operating other income, net:
Interest income	$24	$56
Miscellaneous expense (1)	(17)	(18)
Total non-operating other income, net	$7	$38

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(2)
Amount relates primarily to the Chemical Business relating to a lawsuit filed in 2009 by Cherokee Nitrogen Company (“CNC”) against a vendor, which alleged that CNC suffered property damages and lost income as a result of the vendor’s negligence in installing certain equipment at the Cherokee Facility.  In January 2011, a settlement at mediation was finalized, which included a payment to CNC of $735,000.

(3)	Amount relates to recoveries from a property insurance claim associated with one of our agricultural distribution centers operated by our Chemical Business.

Note 14: Business Interruption Insurance Claim  In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or urea ammonium nitrate (“UAN”) during substantially all of third quarter of 2010.  Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period plus a $250,000 deductible. Our insurance claim for business interruption has been filed, which claim amount substantially exceeds our deductible. A recovery, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Segment Information

Three Months Ended March 31,
2011	2010
(In Thousands)
Net sales:
Climate Control	$63,649	$53,671
Chemical (1)	111,431	74,872
Other	2,413	1,867
	$177,493	$130,410

Gross profit: (2)
Climate Control	$21,486	$18,399
Chemical (1) (3)	31,468	9,158
Other	900	709
	$53,854	$28,266

Operating income: (4)
Climate Control	$8,441	$5,527
Chemical (1) (3)	29,098	1,885
General corporate expenses and other business operations, net (5)	(3,502)	(2,996)
	34,037	4,416
Interest expense	(1,712)	(2,080)
Non-operating other income, net:
Climate Control	1	1
Chemical	-	2
Corporate and other business operations	6	35
Provisions for income taxes	(11,657)	(912)
Equity in earnings of affiliate-Climate Control	285	261
Income from continuing operations	$20,960	$1,723

(1)
During the first quarter of 2011, the Pryor Facility had sustained production of anhydrous ammonia and UAN compared to limited production during the first quarter of 2010. For the first quarter of 2011, the Pryor Facility had net sales to unrelated third parties of $19.3 million and operating income of $8.6 million resulting from those sales. In addition, the Chemical Business realized a net benefit of $2.7 million from the utilization by our other facilities of lower cost ammonia produced at the Pryor Facility. By comparison for the first quarter of 2010, the Pryor Facility had $0.3 million of sales and an operating loss of $6.0 million. During the first quarter of 2011, production-related costs are classified as cost of sales while normal recurring selling, general and administrative expenses (“SG&A”) are classified as SG&A. Due to limited production at the Pryor Facility during the first quarter of 2010, most of the expenses incurred were classified as SG&A excluding the net loss on firm sales commitments.

(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

(3)
During the first quarter of 2011 and 2010, we incurred expenses of $166,000 and $1,432,000, respectively, relating to planned major maintenance activities (“Turnarounds”). During the first quarter of 2011 and 2010, we recognized losses totaling $56,000 and $838,000, respectively, on our futures/forward contracts for natural gas. During the first quarter of 2010, we recognized sales with a gross profit of $761,000 higher than our comparable product sales made at lower market prices available during the first quarter of 2010.  These sales related to sales commitments with higher firm sales prices entered into during 2008.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Segment Information (continued)

(4)
Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less SG&A incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

(5)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

Three Months Ended March 31,
2011	2010
(In Thousands)
Gross profit-Other	$900	$709
Selling, general and administrative:
Personnel costs	(1,610)	(1,747)
Professional fees	(1,142)	(1,170)
All other	(1,694)	(818)
Total selling, general and administrative	(4,446)	(3,735)

Other income	47	40
Other expense	(3)	(10)
Total general corporate expenses and other business operations, net	$(3,502)	$(2,996)

Information about our total assets by industry segment is as follows:

March 31, 2011	December 31, 2010
(In Thousands)
Climate Control	$119,991	$112,894
Chemical	189,025	179,033
Corporate assets and other	115,199	96,054
Total assets	$424,215	$387,981

Note 16: Related Party Transactions

Golsen Group

In January 2010, we paid interest of $137,500 relating to $5,000,000 of the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the three months ended March 31, 2010, we incurred interest expense of $68,750 relating to the debentures held by the Golsen Group.

In January 2011, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. During the three months ended March 31, 2011, we incurred interest expense of $27,500 relating to $2,000,000 of the 2007 Debentures held by the Golsen Group, which amount remained accrued at March 31, 2011.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 17: Subsequent Events  As discussed in Note 10 - Commitments and Contingencies, the city of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement; however, the agreements do not become effective until the City obtains financing, among other things. Each party to the agreements will contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000.  The initial term of the operating agreement is through December 2053.

During April 2011, ThermaClime notified the administrative agent (also a lender) of the Amended Agreement associated with the Secured Term Loan to syndicate an additional $15 million pursuant to the terms of the Amended Agreement as discussed in Note 9 - Long-Term Debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our March 31, 2011 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

Overview

General

LSB is a manufacturing, marketing and engineering company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first quarter of 2011, approximately 36% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from four plants located in Arkansas, Alabama, Oklahoma, and Texas for the industrial, mining and agricultural markets. Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For the first quarter of 2011, approximately 63% of our consolidated net sales relates to the Chemical Business.

As discussed below under “Chemical Business”, the Pryor Facility began limited production of anhydrous ammonia and UAN in the first quarter of 2010.  The Pryor Facility reached sustained production of anhydrous ammonia during the fourth quarter of 2010 and UAN during the first quarter of 2011.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.

Climate Control Business - Sales for the first quarter of 2011 were 19% higher than the same period in 2010, including a 52% increase in hydronic fan coil sales and a 15% increase in geothermal and water source heat pump sales. From a construction sector perspective, the increase is due to a 21% improvement in commercial/institutional product sales and a 10% increase in residential product sales.  The improvement in commercial/institutional sales was in all major product lines and was primarily related to the increased backlog of customer orders for our products entering into 2011 resulting from increases in the level of customer orders in prior quarters. Sales and order levels of our residential products increased over the comparable quarter in 2010 despite the slowdown in new residential construction due to the continued interest in energy efficient solutions. Based upon published reports of leading indicators, including the latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) as well as the National Architectural Billings Index published by American Institute of Architects (“AIA”), both the overall commercial/institutional construction and residential construction sectors are expected to increase modestly during the remainder of 2011. Another factor that may affect product order rates going forward is the potential for growth in our highly energy-efficient geothermal water-source heat pumps, which could benefit significantly from government stimulus programs, including various tax incentives, although we cannot predict the impact these programs will have on our business.

The Chemical Business - Our Chemical Business’ primary markets are industrial, mining and agricultural. During the first quarter of 2011, approximately 54% of our Chemical Business’ sales were into industrial and mining markets of which approximately 64% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first quarter of 2011, customer demand for our industrial and mining products increased over the same period in 2010. We believe that such demand will continue to increase during the remainder of 2011 as the industrial markets in the United States continue to recover based on industry-related publications, including the American Chemistry Council’s Chemistry and Economic Report.

The remaining 46% of our Chemical Business’ sales in the first quarter of 2011 were made into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. During 2010, the anhydrous ammonia market price increased while natural gas costs generally declined. As a result, gross profit margins at our Cherokee and Pryor Facilities benefited since these facilities produce anhydrous ammonia and UAN from natural gas.  On the other hand, our El Dorado Facility is at a current cost disadvantage for their agricultural grade AN, which is produced from purchased ammonia, compared to competitive product produced from natural gas.

Historically, our Chemical Business experiences lower seasonal demand in the agricultural sector in the third quarter each year. As a result, most of our planned major maintenance activities are scheduled during that period as discussed below under, “Estimated Plant Turnaround Costs - Remainder of 2011” resulting in lower sales and profitability during that quarter.

Results for the First Quarter of 2011

Our consolidated net sales for the first quarter of 2011 were $177.5 million compared to $130.4 million for the same period in 2010. The sales increase of approximately $47.1 million includes an increase of $36.6 million in our Chemical Business and an increase of $10.0 million in our Climate Control Business.

Our consolidated operating income was $34.0 million for the first quarter of 2011 compared to $4.4 million for the same period in 2010. The increase in operating income of $29.6 million included an increase of $27.2 million in our Chemical Business and an increase of $2.9 million in our Climate Control Business. In addition, our general corporate expense and other business operations net expenses increased $0.5 million.

Our resulting effective income tax rate for the first quarter of 2011 was approximately 36% compared to 35% for the first quarter of 2010.

Climate Control Business

Our Climate Control sales for the first quarter of 2011 were $63.6 million, or $10.0 million higher than the same period of 2010, comprised of approximately $5.6 million increase in geothermal and water source heat pump sales, $3.8 million increase in hydronic fan coil sales, and $0.6 million increase in other HVAC sales. From a commercial/institutional market sector perspective, the increase includes an $8.7 million improvement in commercial/institutional product sales and an approximately $1.3 million increase in residential product sales. The improvement in both the commercial/institutional and residential sectors of our business is attributable to a higher beginning backlog and an improved rate of incoming product orders.

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

During the first quarter of 2011, approximately 78% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 22% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

For the first quarter of 2011, the product order intake level was $71.6 million as compared to $54.2 million for the first quarter of 2010 and compared to $61.3 million for the fourth quarter of 2010. For the first quarter of 2011, product orders for commercial/institutional products increased 43% while the increase for residential products was minimal as compared to the same period of 2010. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.

Our order backlog was $58.3 million at March 31, 2011 as compared to $47.6 million at December 31, 2010; $54.8 million at September 30, 2010; $48.2 million at June 30, 2010; and $36.0 million at March 31, 2010. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.

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

Although our Climate Control Business has shown steady improvement in new order levels during each of the last four quarters compared to each of the comparable quarters of the previous year, we expect to see a continuing slow recovery in the short-term as compared to pre-recession levels. We have significantly increased our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for our products, including GHPs. We believe that the recently enacted federal tax credits for GHPs have had a positive impact on sales of those highly energy efficient and green products.

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

Our Chemical Business sales for the first quarter of 2011 were $111.4 million, an increase of $36.6 million.  Sales increased across all product lines due to both increased pricing and volume. Sales from our Pryor Facility to unrelated parties were $19.3 million during the first quarter of 2011 compared to $0.3 million for the same period in 2010, with the majority of these sales going into the agricultural market.  Agricultural sales for the first quarter of 2011 were $51.1 million compared to $24.5 million for the same period in 2010 primarily due to the increased sales from our Pryor Facility, but also due to increased pricing of UAN and agricultural grade ammonium nitrate (“AN”) sold from our Cherokee and El Dorado Facilities, respectively.  In addition, increases in raw material costs resulted in higher selling prices to certain industrial and mining customers that have contractual obligations allowing us to recover our costs.

The percentage change in sales (volume and dollars) for the first quarter of 2011 compared to the first quarter of 2010 is as follows:

Percentage Change of
Tons	Dollars
Increase
Chemical products:
Agricultural	48%	108%
Industrial acids and other	1%	19%
Mining	13%	22%
Total weighted-average change	19%	49%

The increases in agricultural tons and dollars are primarily due to the increased sales from our Pryor Facility, as discussed.  In addition, selling prices increased for UAN and agricultural grade AN sold from our Cherokee and El Dorado Facilities, respectively.

The increase in industrial acids and mining sales both in tons and dollars is partially due to improved economic conditions resulting in increased customer demand, as well as higher ammonia feedstock cost in first quarter of 2011 that was passed through in the selling price pursuant to pricing arrangements with certain customers.

Since the Pryor Facility did not reach sustained production during the first quarter of 2010, most of its operating expenses for the first quarter of 2010 were not attributable to the production of product and were therefore expensed as incurred rather than charged to inventory. Approximately $5.2 million of Pryor Facility operating expenses were classified as selling, general and administrative expense (“SG&A”) in first quarter of 2010.

As indicated above under “Overview”, the Pryor Facility did sustain production of ammonia and UAN in the first quarter of 2011.  During the 2011 quarter, the production rate for ammonia was approximately 540 tons per day (“TPD”) compared to our original targeted rate of 525 TPD and current planned rate of 700 TPD.  The production rate for UAN was approximately 550 TPD compared to our current planned rate of 1000 TPD. Although the production rates were below our current planned rates, we expect to achieve the planned rates. In addition, we have a scheduled planned major maintenance activity in the third quarter of 2011 that should improve production rates.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur) are commodities subject to significant price fluctuations, which we generally purchase at prices in effect at the time of delivery. During the first quarter of 2011, the average prices for those commodities compared to the same period in 2010 were as follows:

2011	2010
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.55	$5.64
Ammonia average price based upon low Tampa price per metric ton	$512	$381
Sulfur price based upon Tampa average quarterly price per long ton	$185	$90

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

March 31, 2011	December 31, 2010
(Dollars In Millions)
Cash and cash equivalents	$98.0	$66.9
Short-term investments (1)	-	10.0
	$98.0	$76.9

Long-term debt:
2007 Debentures	$2.5	$26.9
Secured Term Loan	60.0	48.8
Other	19.2	19.7
Total long-term debt, including current portion	$81.7	$95.4

Total stockholders’ equity	$225.8	$179.4

Long-term debt to stockholders’ equity ratio (2)	0.4	0.5

(1)
These investments consist of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash, cash equivalents and short-term investments to pay down debt.

At March 31, 2011, our cash and cash equivalents totaled $98 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2011, we expect our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows, cash on hand, and the additional $15 million in financing as discussed below. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

On March 31, 2011, one of the holders of the 2007 Debentures converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock in accordance with the conversion terms of the debentures. As of March 31, 2011, only $2.5 million of the 2007 Debentures remain outstanding.

As discussed below under “Loan Agreements-Terms and Conditions,” on March 29, 2011, ThermaClime and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement.  Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) is increased from $50 million to $60 million.  The principal amount may be further increased an additional $15 million, subject to syndicating the additional amount, which ThermaClime has notified the administrative agent (also a lender) of the Amended Agreement to pursue. The Amended Agreement also extends the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016. The Secured Term Loan requires 20 quarterly principal payments of $0.75 million, plus interest and a final balloon payment of $45 million due on March 29, 2016. At March 31, 2011, the interest rate was approximately 4.08%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions. Pursuant to the terms of an amendment to the Amended Agreement entered into in April 2011, ThermaClime is able to transfer up to $15 million to LSB.

The Working Capital Revolver Loan, which certain subsidiaries (the “Borrowers”) are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At March 31, 2011, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit. We consider the Working Capital Revolver Loan to be important to our overall capital structure and our current intention is to negotiate a renewal on or before maturity of April 2012.

The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2011.

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

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. The federal tax returns for 1999 through 2006 remain subject to examination for the purpose of determining the amount of tax NOL and other carryforwards. With few exceptions, the 2007-2009 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. Currently, we are under examination by the IRS and certain state tax authorities for the tax years 2007-2009.

We believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $771,000 and $700,000 accrued for uncertain tax liabilities at March 31, 2011 and December 31, 2010, respectively.

Capital Expenditures

Capital Expenditures-First Quarter of 2011

Cash used for capital expenditures during the first quarter of 2011 was $4.6 million, including $1.3 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $3.2 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities. During the first quarter of 2011, we had nominal capital expenditures associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were primarily funded from working capital.

Committed and Planned Capital Expenditures-Remainder of 2011

At March 31, 2011, we had committed capital expenditures of approximately $26.5 million for the remainder of 2011. The committed expenditures included $23.9 million in the Chemical Business.  The Chemical Business committed capital expenditures included $13.7 million for process and reliability improvements; $9.4 million for plant expansion at our Pryor Facility; and $0.8 million to maintain compliance with environmental laws, regulations and guidelines. In addition, our commitments included $2.6 million in our Climate Control Business primarily for facility upgrades and production equipment. We plan to fund these expenditures from available cash and working capital.

In addition to committed capital expenditures at March 31, 2011, we had additional planned capital expenditures for 2011 in our Chemical Business of approximately $11.0 million and in our Climate Control Business of approximately $7.6 million.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for the remainder of 2011.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. In conjunction with our long-term compliance plan, during April 2011, certain companies, including EDC, and the city of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. The agreements do not become effective until the City obtains financing, among other things. Each party to the agreements will contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million. The City plans to complete the construction of the pipeline in 2013.  Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000.  The initial term of the operating agreement is through December 2053.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through February 2013 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. We anticipate utilizing approximately $2.2 million of these tax credits to partially offset our federal income tax liability for 2010 and 2011.

Information Request from EPA

The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.

Further, if it is determined that the equipment at any of our chemical facilities have not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at March 31, 2011, in connection with this matter.

Proposed Transaction with Landmark
We have been considering a proposed acquisition of certain real estate located in Oklahoma City and Laguna Vista, Texas (“Real Estate”) from Landmark Land Company, Inc. (“Landmark”) (the “Acquisition”).  If we were to complete the transaction as to both sites, the aggregate proposed purchase price for both sites of Real Estate is approximately $5.0 million.  We would undertake the Acquisition, if completed, as a five to seven year investment.  If completed, the proposal contemplates that Landmark would be engaged to develop the Real Estate as a residential development and market the Real Estate on our behalf, at our election.  Landmark has agreed to use the geothermal heat pumps manufactured by our Climate Control Business wherever feasible in the development of the Real Estate. Jack E. Golsen, our chairman of the board of directors and CEO, and another individual formed a limited liability company (“LLC”), and each contributed $1.0 million to the LLC.  The LLC subsequently loaned Landmark the $2.0 million.  In March 2011, Mr. Golsen sold his membership interest in the LLC to Gerald Barton, the CEO and a substantial stockholder of Landmark.  Mr. Barton issued a promissory note to Mr. Golsen in the principal amount of approximately $1.1 million, representing the amount that Mr. Golsen had invested in the LLC, plus interest (the “Barton Note”).  The Barton Note is due and payable in June 2011. In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing, on our behalf, the Acquisition, to evaluate the risks and benefits to us of the Acquisition and to approve the Acquisition on behalf of our board.  During the first week of May 2011, the special committee approved the purchase from Landmark of the Real Estate located in Oklahoma City for a purchase price of $2.25 million and is still considering the possibility of purchasing the Real Estate located in Laguna Vista, Texas.  Completion of the purchase of the Oklahoma City Real Estate is subject to finalization and execution of definitive agreements.  The definitive agreements in connection with the purchase of any of the Real Estate from Landmark will provide a condition that Landmark not use any of the proceeds to repay Landmark’s obligation to the LLC or Gerald Barton’s obligation to Mr. Golsen under the Barton Note.

Business Interruption Insurance Claim

In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period plus a $250,000 deductible. Our insurance claim for business interruption has been filed, which claim amount substantially exceeds our deductible. A recovery, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

Estimated Plant Turnaround Costs - Remainder of 2011

Our Chemical Business expenses the costs of Turnarounds as they are incurred. Based on our current plan for Turnarounds during the remainder of 2011, we currently estimate that we will incur approximately $7.0 million to $8.0 million of Turnaround costs, of which approximately $4.0 million to $5.0 million is expected to be incurred during the third quarter of 2011.  These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. Turnarounds are generally performed during the summer months since demand is lower for our agricultural products during these months. However, it is possible that the timing and actual costs of our Turnarounds could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $1.0 million in the first quarter of 2011 in connection with environmental regulatory issues. For the remainder of 2011, we expect to incur expenses ranging from $2.0 million to $3.0 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Working Capital Revolver Loan and the Secured Term Loan agreements. Under the terms of these agreements, so long as no default or event of default has occurred, is continuing or would result therefrom, ThermaClime cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for the following, under the terms of the loans:

·	unrestricted payments up to $15 million LSB;
•	loans to LSB entered into subsequent to March 29, 2011, provided the aggregate amount of such loans do not exceed $2.0 million at any time outstanding;
•	amounts not to exceed $5.0 million annually under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;
•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under certain services agreement;
•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB, and
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

During the first quarter of 2011, dividends totaling $304,700 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	$0.06 per share on our outstanding Series D Preferred for an aggregate dividend of $60,000;
•	$12.00 per share on our outstanding Series B Preferred for an aggregate dividend of $240,000; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $4,700.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during the first quarter of 2011. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long - Term Debt Covenants

As discussed below under “Subordinated Debentures and Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime's forecast is that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2011.

Loan Agreements - Terms and Conditions

Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At March 31, 2011, there were no outstanding borrowings.  In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at March 31, 2011, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. As of March 31, 2011 and as defined in the agreement, ThermaClime’s EBITDA was approximately $80 million; the fixed charge coverage ratio was 14.5 to 1; and the senior leverage coverage ratio was 0.8 to 1.

Secured Term Loan - On March 29, 2011, ThermaClime and certain of its subsidiaries entered into the Amended Agreement, which amended ThermaClime’s existing term loan agreement, dated November 2, 2007, as previously amended.  Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s Secured Term Loan is increased from $50 million to $60 million.  The principal amount is expected to increase an additional $15 million, subject to the completion of syndication. The Amended Agreement also extends the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016.  The Secured Term Loan continues to be guaranteed by LSB.

The Secured Term Loan requires 20 quarterly principal payments of $0.75 million, plus interest and a final balloon payment of $45 million due on March 29, 2016.  The stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.31% on the principal amount of $35 million, which the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly, and a fixed interest rate of 5.15% on the principal amount of $25 million. At March 31, 2011, the resulting weighted-average interest rate was approximately 4.08%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $63 million at March 31, 2011.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At March 31, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $70 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of March 31, 2011 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.3 to 1 and the leverage coverage ratio was 0.9 to 1.

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

A prepayment premium equal to 2.5% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2012.  This premium is reduced to 1.0% during the following 24-month period and is eliminated thereafter.

Cross-Default Provisions - The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.

Seasonality

We believe that our only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business increases its inventory of agricultural products prior to the beginning of each planting season. The amount and timing of sales to the agricultural markets is further dependent upon weather conditions and other circumstances beyond our control.

Related Party Transactions

Golsen Group

In January 2011, we paid interest of $137,500 relating to $5,000,000 of the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. During the three months ended March 31, 2011, we incurred interest expense of $27,500 relating to $2,000,000 of the debentures held by the Golsen Group, which amount remains accrued at March 31, 2011.

Results of Operations

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

2011	2010	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$42,571	$36,958	$5,613	15.2%
Hydronic fan coils	11,089	7,274	3,815	52.4%
Other HVAC products	9,989	9,439	550	5.8%
Total Climate Control	$63,649	$53,671	$9,978	18.6%

Gross profit – Climate Control	$21,486	$18,399	$3,087	16.8%

Gross profit percentage – Climate Control (1)	33.8%	34.3%	(0.5)%

Operating income – Climate Control	$8,441	$5,527	$2,914	52.7%

(1) As a percentage of net sales

Net Sales - Climate Control

•
Net sales of our geothermal and water source heat pump products increased primarily as a result of an 18% improvement in sales of our commercial products and a 10% improvement in sales of our residential products due to the higher backlog at the beginning of 2011 and stronger product order levels during the first quarter of 2011. During the first quarter of 2011, we continued to maintain a market share leadership position of approximately 42%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased primarily due to a 29% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 10% increase in the average unit sales price due to change in product mix. During the first quarter of 2011, we continued to have a market share leadership position of approximately 26% based on preliminary market data supplied by the AHRI;

•
Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers and modular chillers partially offset by a decrease in engineering and construction services.

Gross Profit - Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of higher sales volume as discussed above.

Operating Income - Climate Control

Operating income increased primarily as a result of the increase in gross profit as discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended March 31,

2011	2010	Change	Percentage Change
(Dollars In Thousands)
Net sales:
Agricultural products	$51,101	$24,536	$26,565	108.3%
Industrial acids and other chemical products	36,843	31,061	5,782	18.6%
Mining products	23,487	19,275	4,212	21.9%
Total Chemical	$111,431	$74,872	$36,559	48.8%

Gross profit – Chemical	$31,468	$9,158	$22,310	243.6%

Gross profit percentage – Chemical (1)	28.2%	12.2%	16.0%

Operating income – Chemical	$29,098	$1,885	$27,213	1443.7%

(1) As a percentage of net sales

Net Sales - Chemical

The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. The Pryor Facility produces agricultural and industrial chemical products with a current emphasis on agricultural. For the first quarter of 2011, overall sales prices for the Chemical Business increased 30% and the volume of tons sold increased 19%, compared with the same period of 2010, generally as a result of the following:

•
Agricultural products sales - Agricultural products sales increased $26.6 million, or 108%, primarily due to increased sales from our Pryor Facility and increased selling prices driven by an increase in market demand for crop nutrients and strong grain commodity prices. Tons of agricultural products sold increased 48% including an increase of 44,000 tons of UAN and 7,000 tons of ammonia sold into agricultural markets from the Pryor Facility.

•
Industrial acids and other chemical products sales - Industrial acids and other products sales increased $5.8 million, or 19%, primarily due to increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales - Mining products sales increased $4.2 million, or 22%, and volumes increased 13% including an increase of 6,000 tons of industrial grade AN and 4,000 tons of AN solutions. Sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agreed to purchase, and our El Dorado Facility agreed to reserve certain minimum volumes of industrial grade AN during 2011. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and amounts associated with the reserved capacity despite not taking the minimum volume requirement during the first quarter of 2011.

Gross Profit - Chemical

Gross profit increased $22.3 million on an increase in sales of $36.6 million. The increase was due, in part, to reduced costs per ton as the result of improved production efficiencies and higher volumes at our Pryor Facility, as well as the strong demand and related improved selling prices for agricultural products. Gross profit for agricultural products was $19.0 million higher, due primarily to positive results attributable to the Pryor Facility, an increase in UAN prices and, to a lesser extent, an increase in sales of fertilizer grade and industrial grade AN products. Also impacting gross profit were:

•	$0.8 million reduction in gross profit from firm sales commitments made in prior periods and
•	$0.8 million reduction in losses on natural gas hedging contracts.

Primarily as a result of these items and due to increased volumes to customers with contractual arrangements allowing us to recover our raw material costs, our overall gross profit as a percentage of sales increased 16.0%.

Operating Income - Chemical

In addition to the increase in gross profit of $22.3 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $0.6 million for the first quarter of 2011 compared to $5.2 million for the same period of 2010. Due to limited production at the Pryor Facility during the first quarter of 2010, most of the expenses incurred were classified as SG&A. During the first quarter of 2011, production-related costs are classified as cost of sales while normal recurring selling, general and administrative expenses are classified as SG&A.

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

2011	2010	Change	Percentage Change
(Dollars In Thousands)
Net sales – Other	$2,413	$1,867	$546	29.2%

Gross profit – Other	$900	$709	$191	26.9%

Gross profit percentage – Other (1)	37.3%	38.0%	(0.7)%

General corporate expense and other business operations, net	$(3,502)	$(2,996)	$(506)	16.9%

(1) As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the first quarter of 2011 was $11.7 million compared to $0.9 million for the first quarter of 2010. The resulting effective tax rate for the first quarter of 2011 was 36% compared to 35% for the same period in 2010.

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

For the first quarter of 2011, net cash provided by continuing operating activities was $16.3 million, including net income plus depreciation and amortization and other adjustments and net cash used by the following significant changes in assets and liabilities.
Accounts receivable increased $1.9 million including:

•	an increase of $4.0 million relating to the Chemical Business as the result of sales associated with the spring fertilizer season and sales from our Pryor Facility partially offset by
•
a decrease of $2.2 million relating to the Climate Control Business due primarily to lower sales during the latter portion of the first quarter of 2011 as compared to the same period of the fourth quarter of 2010.

Inventories increased $10.6 million including:

•	an increase of $7.9 million relating to the Climate Control Business due primarily to higher inventory costs and levels of inventory on hand and
•
an increase of $3.0 million relating to the Chemical Business primarily relating to higher levels of inventory on hand in anticipation of higher demand associated with the spring fertilizer season and the increased production at our Pryor Facility.

The change in prepaid and accrued income taxes of $2.3 million primarily relates to the recognition of higher income taxes for the first quarter of 2011 on improved operating results partially offset by payments made to the taxing authorities.

Other supplies and prepaid items increased $2.7 million due primarily to the Chemical Business relating to prepaid deposits for the purchase of certain agricultural products and an increase in volume on hand of precious metals.

Accounts payable decreased $4.5 million including:

•	a decrease of $7.2 million in the Chemical Business primarily as the result of less raw material purchases at our El Dorado and Baytown Facilities partially offset by
•	an increase of $2.5 million in the Climate Control Business due primarily to more raw material purchases in anticipation of higher product demands.

Accrued payroll and benefits increased $2.3 million including an increase of $1.7 million in the Climate Control Business and an increase of $0.5 million in the Chemical Business primarily due to the timing of payroll-related payments.

Customer deposits increased $3.6 million primarily relating to the Chemical Business due primarily to cash received from customers associated with customer product orders.

Cash Flow from Continuing Investing Activities

Net cash provided by continuing investing activities for the first quarter of 2011 was $5.4 million that consisted primarily of $10.0 million from short-term investments partially offset by $4.6 million of capital expenditures of which $1.3 million and $3.2 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $9.5 million that primarily consisted of proceeds from the modification of the Secured Term Loan of $10.2 million (net of debt issuance costs/fees) partially offset by payments on long-term debt and short-term financing totaling $1.7 million.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”).  In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first quarter of 2011, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of March 31, 2011 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2011, we have agreed to indemnify the sureties for payments, up to $10.1 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2010 Form 10-K, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual obligations – carbon credits
•	accrued contractual manufacturing obligations, and
•	other contractual obligations.

During the first quarter of 2011 and as discussed under “Liquidity and Capital Resources,” one of the holders of the 2007 Debentures converted $24.4 million principal amount of the debentures into 888,160 shares of LSB common stock and ThermaClime and certain of its subsidiaries entered into the Amended Agreement that, among other things, increased the maximum principal amount from $50 million to $60 million, extended the maturity from November 2, 2012, to March 29, 2016 and requires 20 quarterly principal payments of $0.75 million, plus interest and a final balloon payment of $45 million due on March 29, 2016.

In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk and Foreign Currency Risk” of Item 3 of this Part I, we discussed the following which occurred during the three months ended March 31, 2011:

•	our purchase obligations relating to natural gas contracts were $9.9 million as of March 31, 2011,
•	our contractual obligations relating to futures/forward contracts were $3.3 million as of March 31, 2011 and
•	our committed capital expenditures were approximately $26.5 million for the remainder of 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2011, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into futures/forward contracts for anhydrous ammonia and natural gas, which contracts are generally accounted for on a mark-to-market basis. At March 31, 2011, our futures/forward copper contracts were for 750,000 pounds of copper through December 2011 at a weighted-average cost of $4.09 per pound ($3.1 million) and a weighted-average market value of $4.33 per pound ($3.2 million).

During the first quarter of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee and Pryor Facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2011, our purchase commitments under these contracts were for approximately 2.5 million MMBtu of natural gas through September 2011 at the weighted-average cost of $4.01 per MMBtu ($9.9 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we entered into foreign exchange contracts. At March 31, 2011, our foreign exchange contracts were for the receipt of approximately 184,000 Euros through June 2011 at the total contractual weighted-average exchange rate (U.S. Dollar/Euro) of 1.28 ($235,000) and the total weighted-average market value of 1.43 ($264,000).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2011, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At March 31, 2011, the fair value of these contracts (unrealized loss) was $1.8 million.

As of March 31, 2011, the estimated fair value of our variable and fixed rate debt exceeded the debt’s carrying value by approximately $0.9 million. As of December 31, 2010, the carrying value of our variable and fixed rate debt exceeded the debt's estimated fair value by approximately $21.0 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	the overall commercial/institutional construction and residential construction sectors increasing modestly during the remainder of 2011;
•	the potential for growth in our highly energy-efficient geothermal water-source heat pumps benefiting significantly from government stimulus programs, including various tax incentives;
•	demand for industrial and mining products continuing to increase during the remainder of 2011 as the industrial markets in the United States continue to recover;
•	the current outlook according to most market indicators point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell;
•	shipment of backlog;
•	achievement of planned production rates at the Pryor Facility;
•	the planned Turnaround in the third quarter of 2011 at the Pryor Facility improving production rates;
•	the cost to construct the wastewater pipeline and associated operating costs and that the construction would be completed in 2013;
•	expenses in connection with environmental regulatory issues for the remainder of 2011;
•	future emission regulations or new laws affecting our businesses, operations, liquidity or financial results;
•	a continuing slow recovery in the short-term as compared to pre-recession levels relating to the Climate Control Business;
•	the recently enacted federal tax credits for GHPs having a positive impact on sales of those highly energy efficient and green products;
•
  our primary cash needs for the remainder of 2011 being for working capital to fund our operations, capital expenditures, and general obligations and funding these cash needs from internally generated cash flows, cash on hand, and an additional $15 million in financing;

•	the amount of committed and planned capital expenditures for the remainder of 2011 and being funded from working capital;
•	the amount and timing of Turnarounds for the remainder of 2011;
•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2010 and 2011;
•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;
•	meeting all required covenant tests for all the remaining quarters of 2011;
•	costs relating to environmental and health laws and enforcement policies thereunder; and
•	negotiate renewal of our Working Capital Revolver Loan.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	changes in federal, state and local laws and regulations, especially environmental regulations, the American Reinvestment and Recovery act, or in interpretation of such,
•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to pay or secure additional financing for planned capital expenditures,
•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,
•	changes in competition,
•	the loss of any significant customer,
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	changes in the production efficiency of our facilities,
•	adverse results in our contingencies including pending litigation,
•	changes in production rates at the Pryor Facility,
•	inability to obtain necessary raw materials and purchased components,
•	material changes in accounting estimates,
•	significant problems with our production equipment,
•	fire or natural disasters,
•	inability to obtain or retain our insurance coverage,
•	inability of the administrative agent to syndicate the additional $15 million of the Amended Agreement,
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors” of our 2010 Form 10-K and “Special Note Regarding Forward-Looking Statements” contained in our 2010 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2010 10-K.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2010 Form 10-K for our discussion regarding risk factors. There are no material changes from the risk factors disclosed in our 2010 Form 10-K, except that the risk factor styled “Potential increase of imported ammonium nitrate from Russia” has changed.

Since May 2000, U.S. imports of fertilizer grade ammonium nitrate (“AN”) from Russia have been controlled by the terms of an antidumping “Suspension Agreement” under which maximum volumes and minimum prices have been set for Russian AN imports. In recent years, annual volumes of such imports were limited to 150,000 metric tons and minimum prices were tied to the prevailing U.S. market price.

In March 2011, the Russian Federation notified the U.S. Department of Commerce (“Commerce Department”) that it had decided to withdraw from the Suspension Agreement. Accordingly, the Agreement will terminate effective May 2, 2011.  Beginning on that date, Russian AN imports will be subject to an antidumping duty order. The antidumping order, unlike the suspension agreement, will not place any volume restrictions on Russian AN imports and will not ensure that Russian prices are tied to the prevailing U.S. market price.  Instead, the order will require that Russian AN will be priced “fairly”, as defined by comparisons with Russian home market or third country AN prices or based on Russian production costs. Because Russian producers continue to benefit from natural gas supplied to them at state-set prices that are below market value, and because natural gas is by far the largest material input into the production of AN, depending upon the analysis and methodologies used by the Commerce Department, the price of Russian AN exported to the United States may be well below prevailing U.S. market prices and below our cost to produce fertilizer grade AN.

With the termination of the Suspension Agreement on May 2, 2011, every shipment of Russian fertilizer grade AN imported into the United States will be subject to an antidumping duty cash deposit of approximately 254% of the value of the imports unless and until a review process is completed at the Commerce Department that assigns a different rate to a particular Russian producer or exporter.

In addition, the Commerce Department and the United States International Trade Commission are currently conducting a “sunset review” of the antidumping duty order against AN from Russia. This review, which should be concluded no later than the first quarter of 2012, will decide whether the antidumping measure against Russian AN will remain in place for another five years. If, as a result of the sunset review, the antidumping order were to be revoked, we would likely face large volumes of unfairly priced Russian AN in the U.S. market, with loss of revenue and market share for our AN business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, during March 2011, $24.4 million principal amount of the 2007 Debentures were converted into 888,160 shares of our common stock in accordance with the conversion terms of the debentures, and we issued such shares of our common stock to William Blair & Company, L.L.C. The conversion shares were issued pursuant to an exemption from registration under Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended. As of March 31, 2011, $2.5 million aggregate principal amount of the 2007 Debentures remain outstanding, which includes $2.0 million principal amount of the 2007 Debentures being held by the Golsen Group.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. (Reserved)

Item 5. Other Information

Proposed Transaction with Landmark

We have been considering a proposed acquisition of certain real estate located in Oklahoma City and Laguna Vista, Texas (“Real Estate”) from Landmark Land Company, Inc. (“Landmark”) (the “Acquisition”).  If we were to complete the transaction as to both sites, the aggregate proposed purchase price for both sites of Real Estate is approximately $5.0 million.  We would undertake the Acquisition, if completed, as a five to seven year investment.  If completed, the proposal contemplates that Landmark would be engaged to develop the Real Estate as a residential development and market the Real Estate on our behalf, at our election.  Landmark has agreed to use the geothermal heat pumps manufactured by our Climate Control Business wherever feasible in the development of the Real Estate. Jack E. Golsen, our chairman of the board of directors and CEO, and another individual formed a limited liability company (“LLC”), and each contributed $1.0 million to the LLC.  The LLC subsequently loaned Landmark the $2.0 million.  In March 2011, Mr. Golsen sold his membership interest in the LLC to Gerald Barton, the CEO and a substantial stockholder of Landmark.  Mr. Barton issued a promissory note to Mr. Golsen in the principal amount of approximately $1.1 million, representing the amount that Mr. Golsen had invested in the LLC, plus interest (the “Barton Note”).  The Barton Note is due and payable in June 2011. In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing, on our behalf, the Acquisition, to evaluate the risks and benefits to us of the Acquisition and to approve the Acquisition on behalf of our board.  During the first week of May 2011, the special committee approved the purchase from Landmark of the Real Estate located in Oklahoma City for a purchase price of $2.25 million and is still considering the possibility of purchasing the Real Estate located in Laguna Vista, Texas.  Completion of the purchase of the Oklahoma City Real Estate is subject to finalization and execution of definitive agreements.  The definitive agreements in connection with the purchase of any of the Real Estate from Landmark will provide a condition that Landmark not use any of the proceeds to repay Landmark’s obligation to the LLC or Gerald Barton’s obligation to Mr. Golsen under the Barton Note.

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1
Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed April 4, 2011.

4.2
Joinder and Third Amendment, dated as of March 29, 2011, by and among LSB Industries, Inc., Consolidated Industries Corp., ThermaClime, L.L.C., each of the subsidiaries of ThermaClime identified on the signature pages thereof, the lenders identified on the signature pages thereof, Wells Fargo Capital Finance, Inc., as the arranger and administrative agent for the lenders.

4.3
Amendment Number One to the Amended and Restated Term Loan Agreement, dated as of April 21, 2011,  among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed April 4, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of May 2011.

LSB INDUSTRIES, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By: /s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer