Form 10-Q
period 2011-06-30
LSB INDUSTRIES INC
filed 2011-08-08
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of shares outstanding of the Registrant’s voting common stock, as of July 29, 2011 was 22,254,188 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

Page
PART I — Financial Information
Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Special Note Regarding Forward-Looking Statements	50

PART II — Other Information

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. (Reserved)	52

Item 5. Other Information	52

Item 6. Exhibits	53

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2011 is unaudited)

	June 30,	December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$115,998	$66,946
Restricted cash	83	31
Short-term investments	—	10,003
Accounts receivable, net	101,689	74,259
Inventories:
Finished goods	28,052	32,072
Work in process	4,227	2,981
Raw materials	27,372	25,053

Total inventories	59,651	60,106
Supplies, prepaid items and other:
Prepaid insurance	1,965	4,449
Precious metals	14,639	12,048
Supplies	7,614	6,802
Fair value of derivatives and other	9	1,454
Other	2,321	1,174

Total supplies, prepaid items and other	26,548	25,927
Deferred income taxes	5,490	5,396

Total current assets	309,459	242,668

Property, plant and equipment, net	144,299	135,755

Other assets:
Debt issuance costs, net	1,243	1,023
Investment in affiliate	3,398	4,016
Goodwill	1,724	1,724
Other, net	3,687	2,795

Total other assets	10,052	9,558

	$463,810	$387,981

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at June 30, 2011 is unaudited)

	June 30,	December 31,
	2011	2010
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,817	$51,025
Short-term financing	1,537	3,821
Accrued and other liabilities	36,534	31,507
Current portion of long-term debt	5,579	2,328

Total current liabilities	97,467	88,681

Long-term debt	81,250	93,064

Noncurrent accrued and other liabilities	13,583	12,605

Deferred income taxes	15,921	14,261

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,496,670 shares issued (25,476,534 at December 31, 2010)	2,650	2,548
Capital in excess of par value	158,719	131,845
Retained earnings	119,594	70,351

	283,963	207,744

Less treasury stock at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	255,589	179,370

	$463,810	$387,981

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Six and Three Months Ended June 30, 2011 and 2010

	Six Months		Three Months
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Net sales	$413,112	$298,802	$235,619	$168,392
Cost of sales	287,172	235,388	163,533	133,244

Gross profit	125,940	63,414	72,086	35,148

Selling, general and administrative expense	43,102	46,827	22,517	22,238
Provision for (recoveries of) losses on accounts receivable	121	(35)	79	(44)
Other expense	2,383	302	2,321	244
Other income	(1,977)	(906)	(1,105)	(100)

Operating income	82,311	17,226	48,274	12,810

Interest expense	3,580	4,079	1,868	1,999
Losses on extinguishment of debt	136	52	136	52
Non-operating other expense (income), net	(5)	(38)	2	—

Income from continuing operations before provisions for income taxes and equity in earnings and losses of affiliate	78,600	13,133	46,268	10,759

Provisions for income taxes	29,149	5,891	17,492	4,979
Equity in losses (earnings) of affiliate	(207)	(528)	78	(267)

Income from continuing operations	49,658	7,770	28,698	6,047

Net loss from discontinued operations	110	43	53	38

Net income	49,548	7,727	28,645	6,009

Dividends on preferred stocks	305	305	—	—

Net income applicable to common stock	$49,243	$7,422	$28,645	$6,009

Weighted-average common shares:
Basic	21,657	21,227	22,133	21,229

Diluted	23,485	21,692	23,526	22,377

Income per common share:
Basic	$2.27	$.35	$1.29	$.28

Diluted	$2.12	$.35	$1.22	$.27

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Six Months Ended June 30, 2011

		Non-
	Common	Redeemable	Common	Capital in		Treasury
	Stock	Preferred	Stock Par	Excess of Par	Retained	Stock-
	Shares	Stock	Value	Value	Earnings	Common	Total
	(In Thousands)
Balance at December 31, 2010	25,477	$3,000	$2,548	$131,845	$70,351	$(28,374)	$179,370
Net income and comprehensive income					49,548		49,548
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				519			519
Conversion of debentures to common stock	888		89	24,319			24,408
Exercise of stock options	132		13	927			940
Excess income tax benefit associated with stock-based compensation				1,109			1,109

Balance at June 30, 2011	26,497	$3,000	$2,650	$158,719	$119,594	$(28,374)	$255,589

See accompanying notes.
Note: For the six and three months ended June 30, 2011 and 2010, there were no differences between net income and comprehensive income.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2011 and 2010

	2011	2010
	(In Thousands)
Cash flows from continuing operating activities:
Net income	$49,548	$7,727
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	110	43
Deferred income taxes	1,566	244
Losses on extinguishment of debt	136	52
Expense associated with modification of secured term loan	387	—
Expense associated with induced conversion of 5.5% convertible debentures	558	—
Net gain on carbon credits	(94)	—
Losses on sales and disposals of property and equipment	895	259
Gain on property insurance recoveries associated with property, plant and equipment	—	(495)
Depreciation of property, plant and equipment	9,184	8,626
Amortization	267	311
Stock-based compensation	519	500
Provision for (recovery of) losses on accounts receivable	121	(35)
Provision for (realization of) losses on inventory	279	(324)
Realization of losses on firm sales commitments	—	(371)
Equity in earnings of affiliate	(207)	(528)
Distributions received from affiliate	825	240
Changes in fair value of commodities contracts	52	246
Changes in fair value of interest rate contracts	240	348
Other	—	(10)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(27,549)	(16,585)
Inventories	226	4,128
Other supplies, prepaid items and other	(1,256)	1,948
Accounts payable	(1,356)	2,700
Accrued payroll and benefits	(835)	(1,054)
Accrued and prepaid income taxes	1,791	2,392
Accrued contractual profit-sharing obligation	1,637	—
Deferred revenue on product sales	1,472	263
Customer deposits	1,399	(77)
Other current and noncurrent liabilities	1,248	1,980

Net cash provided by continuing operating activities	41,163	12,528

Cash flows from continuing investing activities:
Capital expenditures	(14,556)	(10,861)
Proceeds from property insurance recoveries associated with property, plant and equipment	—	1,670
Proceeds from sales of property and equipment	31	11
Proceeds from short-term investments	10,012	20,053
Purchase of short-term investments	(9)	(10,002)
Deposits of restricted cash	(52)	(246)
Proceeds from sales of carbon credits	1,665	—
Payments on contractual obligations — carbon credits	(1,573)	—
Other assets	(914)	(326)

Net cash provided (used) by continuing investing activities	(5,396)	299
(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Six Months Ended June 30, 2011 and 2010

	2011	2010
	(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facility	$329,797	$263,064
Payments on revolving debt facility	(329,797)	(263,064)
Proceeds from modification of secured term loan, net of fees	10,347	—
Proceeds from secured term loan, net of fees	14,766	—
Proceeds from other long-term debt, net of fees	—	47
Payments associated with induced conversion of 5.5% convertible debentures	(558)	—
Acquisition of 5.5% convertible debentures	—	(2,494)
Payments on other long-term debt	(10,484)	(2,386)
Payments of debt issuance costs	(108)	—
Payments on short-term financing	(2,284)	(2,062)
Proceeds from exercise of stock options	940	296
Purchase of treasury stock	—	(2,421)
Excess income tax benefit associated with stock-based compensation	1,109	189
Dividends paid on preferred stocks	(305)	(305)

Net cash provided (used) by continuing financing activities	13,423	(9,136)

Cash flows of discontinued operations:
Operating cash flows	(138)	(145)

Net increase in cash and cash equivalents	49,052	3,546

Cash and cash equivalents at beginning of period	66,946	61,739

Cash and cash equivalents at end of period	$115,998	$65,285

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$24,619	$3,093

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$—	$560
Current other assets, accounts payable and long-term debt associated with property, plant and equipment	$5,662	$5,548
Debt issuance costs incurred associated with secured term loan	$835	$—
Debt issuance costs written off associated with 5.5% debentures	$328	$58
Accrued liabilities extinguished associated with 5.5% debentures	$336	$—
5.5% debentures converted to common stock	$24,400	$—
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
Basis of Consolidation and Presentation — LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing, marketing and engineering operations. We are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.
In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2011 and for the six and three-month periods ended June 30, 2011 and 2010 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.
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
Reclassifications — Certain reclassifications have been made in our condensed consolidated statement of cash flows for the six months ended June 30, 2010 to conform to our condensed consolidated statement of cash flows presentation for the six months ended June 30, 2011, which reclassifications expanded and eliminated certain of our continuing operating activity line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the six months ended June 30, 2010.
Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Income per Common Share — Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends and dividend requirements, if applicable. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each year. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.
Short-Term Investments — Investments, which consisted of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value. All of these investments were held by financial institutions within the United States (“U.S.”) and none of these investments were in excess of the federally insured limits.
Accounts Receivable — Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1: Summary of Significant Accounting Policies (continued)
Inventories — Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items.
Precious Metals — Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. Recoveries of precious metals are recognized at historical FIFO costs. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals.
Product Warranty — Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.
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
Contingencies — Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned.
Derivatives, Hedges, Financial Instruments and Carbon Credits — Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.
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
Income Taxes — We do not recognize a tax benefit unless we conclude that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. We also record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 1: Summary of Significant Accounting Policies (continued)
Income tax benefits associated with amounts that are deductible for income tax purposes but that do not affect earnings are credited to equity. These benefits are principally generated from exercises of non-qualified stock options.
Recognition of Insurance Recoveries — If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.
Recently Issued Accounting Pronouncements — In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for us on January 1, 2010 and the remaining new disclosure requirements became effective for us on January 1, 2011. These disclosure requirements were applied prospectively. See Note 11 — Derivatives, Hedges, Financial Instruments and Carbon Credits.
In May 2011, the FASB issued an ASU clarifying how to measure and disclose fair value. The requirements under this ASU become effective for us on January 1, 2012 and are to be applied prospectively. We currently do not expect a significant impact from adopting this ASU.
In June 2011, the FASB issued an ASU amending current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The requirements under this ASU become effective for us on January 1, 2012 and are to be applied retrospectively. We currently expect the impact from adopting this ASU to change the format of our presentation.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share:
(Dollars In Thousands, Except Per Share Amounts)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net income	$49,548	$7,727	$28,645	$6,009
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—
Dividends on Noncumulative Preferred	(5)	(5)	—	—

Total dividends on preferred stocks	(305)	(305)	—	—

Numerator for basic net income per common share - net income applicable to common stock	49,243	7,422	28,645	6,009
Dividends on preferred stocks assumed to be converted, if dilutive	305	65	—	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	290	—	25	—

Numerator for diluted net income per common share	$49,838	$7,487	$28,670	$6,009

Denominator:
Denominator for basic net income per common share — weighted-average shares	21,656,508	21,227,411	22,133,217	21,228,918
Effect of dilutive securities:
Convertible preferred stocks	935,626	270,425	935,626	936,566
Convertible notes payable	534,146	4,000	95,000	4,000
Stock options	359,158	190,332	362,634	207,849

Dilutive potential common shares	1,828,930	464,757	1,393,260	1,148,415

Denominator for diluted net income per common share — adjusted weighted-average shares and assumed conversions	23,485,438	21,692,168	23,526,477	22,377,333

Basic net income per common share	$2.27	$.35	$1.29	$.28

Diluted net income per common share	$2.12	$.35	$1.22	$.27

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Convertible notes payable	—	979,160	—	979,160
Convertible preferred stocks	—	666,666	—	—
Stock options	—	373,619	—	372,253

	—	2,019,445	—	1,351,413

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Trade receivables	$98,391	$73,367
Insurance claim	2,605	—
Other	1,445	1,528

	102,441	74,895
Allowance for doubtful accounts	(752)	(636)

	$101,689	$74,259

Note 4: Inventories At June 30, 2011 and December 31, 2010, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,927,000 and $1,616,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $61,000 and $177,000 at June 30, 2011 and December 31, 2010, respectively.
Changes in our inventory reserves are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$1,793	$1,676	$1,775	$1,744
Provision for (realization of) losses	279	(324)	294	(442)
Write-offs and disposals	(84)	(50)	(81)	—

Balance at end of period	$1,988	$1,302	$1,988	$1,302

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
Precious metals expense, net, consists of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Precious metals expense	$4,510	$3,461	$2,400	$2,082
Recoveries of precious metals	(2,642)	—	(1,890)	—
Gains on sales of precious metals	—	(112)	—	—

Precious metals expense, net	$1,868	$3,349	$510	$2,082

Note 6: Investment in Affiliate Cepolk Holdings, Inc. (“CHI”), a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana. The income recognized from the Partnership is reported as equity in earnings of affiliate. During 2010, CHI filed a lawsuit against the general partner of the Partnership and subsequently, the general partner filed a lawsuit against CHI. During June 2011, these lawsuits involving the Partnership were settled through mediation, which settlement is subject to definitive documentation. As the result of this settlement, additional costs of $363,000 impacted our equity in earnings/losses of affiliate for the six and three months ended June 30, 2011.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Accrued income taxes	$6,626	$4,835
Deferred revenue on extended warranty contracts	6,018	5,675
Accrued payroll and benefits	5,907	6,742
Accrued warranty costs	4,598	3,996
Accrued death benefits	4,038	4,058
Customer deposits	3,985	2,586
Accrued group health and workers’ compensation insurance claims	3,016	2,459
Accrued contractual manufacturing obligations	2,291	1,968
Fair value of derivatives and other	2,194	2,539
Deferred revenue on product sales	1,925	453
Accrued contractual profit-sharing obligation	1,708	71
Accrued commissions	1,404	1,279
Accrued executive benefits	1,211	1,187
Accrued general liability insurance claims	1,133	1,230
Accrued interest	598	1,343
Other	3,465	3,691

	50,117	44,112
Less noncurrent portion	13,583	12,605

Current portion of accrued and other liabilities	$36,534	$31,507

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
Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$3,996	$3,138	$4,284	$2,991
Charged to costs and expenses	3,234	1,643	1,607	645
Costs and expenses incurred	(2,632)	(1,652)	(1,293)	(507)

Balance at end of period	$4,598	$3,129	$4,598	$3,129

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt Our long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$—	$—
5.5% Convertible Senior Subordinated Notes due 2012 (B)	2,500	26,900
Secured Term Loan (C)	74,063	48,773
Other, with a current weighted-average interest rate of 6.54%, most of which is secured by machinery, equipment and real estate	10,266	19,719

	86,829	95,392
Less current portion of long-term debt	5,579	2,328

Long-term debt due after one year	$81,250	$93,064

(A) Our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at June 30, 2011 was 3.75%. Interest is paid monthly, if applicable.
The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of June 30, 2011, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49.2 million. Under the Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.
The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the secured term loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $253 million at June 30, 2011.
The Working Capital Revolver Loan requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended June 30, 2011. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)
(B) In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the debentures (the “2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. We received net proceeds of approximately $57 million, after discounts and commissions. In connection with the closing, we entered into an indenture with UMB Bank, as trustee, governing the 2007 Debentures. UMB Bank receives customary compensation from us for such services.
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
In previous periods, we acquired a certain portion of the 2007 Debentures, with each purchase being negotiated, including $2.5 million during the six and three months ended June 30, 2010. In March 2011, one of the holders converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock. For financial reporting purposes, the March 2011 transaction is considered an induced conversion.
As the result of these acquisitions and conversion, only $2.5 million of the 2007 Debentures remained outstanding at June 30, 2011, of which $2.0 million was held by Jack E. Golsen, our chairman of the board and chief executive officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) as discussed in Note 16 — Related Party Transactions.
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
The 2007 Debentures may be redeemed at our option, in whole or in part, upon notice at a redemption price, payable at our option in cash or, subject to certain conditions, in shares of our common stock, equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest. As of June 30, 2011, we are able to exercise our redemption rights concerning the remaining 2007 Debentures since the closing sale price of our common stock has exceeded 115% of the conversion price, or $31.59, for at least 20 trading days in the 30 consecutive trading day period ending immediately prior to the redemption date.
(C) On March 29, 2011, ThermaClime and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement (the “Original Agreement”), dated November 2, 2007, as previously amended. Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) was increased from $50 million to $60 million. On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15 million to $75 million pursuant to the terms of the Amended Agreement. The Amended Agreement also extended the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016. The Secured Term Loan continues to be guaranteed by LSB. For financial reporting purposes, this transaction is considered a non-substantial modification of the Original Agreement.
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At June 30, 2011, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.25% on the principal amount of $49.4 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $24.7 million. At June 30, 2011, the resulting weighted-average interest rate was approximately 3.88%.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt (continued)
The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $64 million at June 30, 2011.
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At June 30, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $78 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2011.
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
Note 10: Commitments and Contingencies
Purchase Commitments — We entered into the following significant purchase commitments during the six months ended June 30, 2011:
During the first six months of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2011, our purchase commitments under these contracts were for approximately 1.1 million MMBtu of natural gas through October 2011 at the weighted-average cost of $4.00 per MMBtu ($4.3 million).
Legal Matters — Following is a summary of certain legal matters involving the Company.
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)
We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility through at least December 2053. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value of the asset retirement obligations. In addition, since we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable, an asset retirement liability has not been recognized. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.
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
During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. In June 2011, EDC received an Administrative Complaint from the EPA acknowledging EDC had achieved compliance with the 2004 NPDES permit but has assessed a penalty of $124,000 for past violations of the permit. EDC has met, and continues to meet, with the EPA to explain its objections against the proposed penalty. However, a liability of $124,000 has been established at June 30, 2011 as a result of the Administrative Complaint.
In conjunction with our long-term compliance plan, the city of El Dorado, Arkansas received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, EDC will participate in the construction of the pipeline that will be owned by the city in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements will contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million, of which $0.4 million has been capitalized as of June 30, 2011. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)
In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2011, in connection with this matter.
2. Air Matters
The EPA has sent information requests to most, if not all, of the nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown, Texas nitric acid plant operated by EDN (the “Baytown Facility”) under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be required is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.
Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at June 30, 2011, in connection with this matter.
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
At June 30, 2011, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $216,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.
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
The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and have asserted that Jayhawk is bound by an agreement to settle the claims for $100,000. On April 28, 2011, the court granted Golsen’s summary judgment motion, and dismissed all claims against Golsen. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at June 30, 2011 as a result of this matter.

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
Other Claims and Legal Actions
We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At June 30, 2011, our accrued general liability insurance claims were $1,133,000 and are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, periodically we are issued carbon credits, which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer Material Science LLC (“Bayer”). The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 — Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.
The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2011, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.30% and the total estimated market weighted-average receive rate of 2.01%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts. The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At June 30, 2011, the valuations ($2.00 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($2.00 to $4.00) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in sales agreements entered into during the first six months of 2011, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.

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
Commodities Contracts
Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound. At June 30, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through December 2011 at a weighted-average cost of $4.44 per pound. At December 31, 2010, our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu. At June 30, 2011, we did not have any futures/forward natural gas contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.
Foreign Exchange Contracts
One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate of 1.26 (U.S. Dollar/Euro). At June 30, 2011, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.
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
These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During the six months ended June 30, 2011 and 2010, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.
Carbon Credits and Associated Contractual Obligation
During December 2010 and May 2011, we were issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer (the “Bayer Agreement”), a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2010, we had approximately 198,000 carbon credits, all of which are subject to contractual obligations. At June 30, 2011, we had a minimal amount of carbon credits, of which most were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

		Fair Value Measurements at
		June 30, 2011 Using
		Quoted Prices	Significant
	Total Fair	in Active	Other	Significant	Total Fair
	Value at	Markets for	Observable	Unobservable	Value at
	June 30,	Identical Assets	Inputs	Inputs	December 31,
Description	2011	(Level 1)	(Level 2)	(Level 3)	2010
	(In Thousands)
Assets — Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$761
Carbon credits	9	—	—	9	644
Foreign exchange contracts	—	—	—	—	49

Total	$9	$—	$—	$9	$1,454

Liabilities — Current and noncurrent accrued and other liabilities:
Commodities contracts	$52	$52	$—	$—	$—
Contractual obligations — carbon credits	7	—	—	7	644
Interest rate contracts	2,135	—	2,135	—	1,895

Total	$2,194	$52	$2,135	$7	$2,539

During the six months ended June 30, 2011 and 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six and three months ended June 30, 2011 (not applicable for the six and three months ended June 30, 2010):

	Six Months Ended		Three Months Ended
	June 30, 2011		June 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In Thousands)
Beginning balance	$644	$(644)	$11	$—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gain (loss) included in earnings	1,030	(936)	990	(896)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(1,665)	—	(992)	—
Settlements	—	1,573	—	889

Ending balance	$9	$(7)	$9	$(7)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales — Commodities contracts	$(194)	$(904)	$(43)	$(216)
Cost of sales — Foreign exchange contracts	46	(24)	6	—
Other income — Carbon credits	1,030	—	990	—
Other expense — Contractual obligations relating to carbon credits	(936)	—	(896)	—
Interest expense — Interest rate contracts	(1,026)	(1,137)	(688)	(523)

	$(1,080)	$(2,065)	$(631)	$(739)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales — Commodities contracts	$(52)	$(246)	$(20)	$(313)
Other income — Carbon credits	9	—	9	—
Other expense — Contractual obligations relating to carbon credits	(7)	—	(7)	—
Interest expense — Interest rate contracts	(240)	(348)	(292)	(128)

	$(290)	$(594)	$(310)	$(441)

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.
Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At June 30, 2011 and December 31, 2010, the fair value for variable debt (excluding the secured term loan at December 31, 2010) is believed to approximate their carrying value. At December 31, 2010, the estimated fair value of the secured term loan is based on defined LIBOR rates plus 6% utilizing information obtained from the lender. The fair values of fixed rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At June 30, 2011, the estimated fair value of the 2007 Debentures is based on the conversion rate and market price of LSB common stock. At December 31, 2010, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The estimated fair value and carrying value of our long-term debt are as follows:

	June 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
	(In Thousands)
Variable Rate:
Secured Term Loan (1)	$74,063	$74,063	$26,721	$48,773
Working Capital Revolver Loan	—	—	—	—
Other debt (2)	8	8	2,437	2,437

Fixed Rate:
5.5% Convertible Senior Subordinated Notes	3,906	2,500	27,976	26,900
Other bank debt and equipment financing	10,209	10,258	17,251	17,282

	$88,186	$86,829	$74,385	$95,392

(1)	Includes a fixed interest rate of 5.15% on the principal amount of $24.7 million at June 30, 2011.

(2)	At December 31, 2010, the balance includes a variable rate debt agreement with a minimum interest rate of 6%, which interest rate was 6%.
Note 12: Income Taxes Provisions for income taxes are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Current:
Federal	$21,914	$4,473	$12,766	$3,957
State	5,669	1,174	3,123	967

Total current provisions	$27,583	$5,647	$15,889	$4,924

Deferred:
Federal	$1,378	$226	$1,414	$49
State	188	18	189	6

Total deferred provisions	1,566	244	1,603	55

Provisions for income taxes	$29,149	$5,891	$17,492	$4,979

For the six and three months ended June 30, 2011 and 2010, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the six and three months ended June 30, 2011 and 2010, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2010, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $7,200,000 that begin expiring in 2011.
Our annual estimated effective tax rate for 2011 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items.
During June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the six and three months ended June 30, 2010. For the six and three months ended June 30, 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04 and $.03, respectively. Management of the Company evaluated the impact of this accounting error and concluded the effect of this adjustment was immaterial to our 2007-2010 consolidated financial statements.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Taxes (continued)
The tax provision for the six months ended June 30, 2011 and 2010 was $29,149,000 (37% of pre-tax income) and $5,891,000 (43% of pre-tax income), respectively.
We had approximately $665,000 and $700,000 accrued for uncertain tax liabilities at June 30, 2011 and December 31, 2010, respectively, which are included in current and noncurrent accrued and other liabilities.
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
Note 13: Other Expense, Other Income and Non-Operating Other Income (Expense), net

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Other expense:
Loss on contractual obligations associated with carbon credits	$936	$—	$896	$—
Losses on sales and disposals of property and equipment	895	259	914	256
Other miscellaneous expense (1)	552	43	511	(12)

Total other expense	$2,383	$302	$2,321	$244

Other income:
Gain on carbon credits	$1,030	$—	$990	$—
Settlements of litigation and potential litigation (2)	757	—	10	—
Property insurance recoveries in excess of losses incurred (3)	—	739	—	—
Miscellaneous income (1)	190	167	105	100

Total other income	$1,977	$906	$1,105	$100

Non-operating other income (expense), net:
Interest income	$41	$77	$17	$21
Miscellaneous expense (1)	(36)	(39)	(19)	(21)

Total non-operating other income (expense), net	$5	$38	$(2)	$—

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

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
Note 14: Business Interruption Insurance Claim In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or urea ammonium nitrate (“UAN”) during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During the six and three months ended June 30, 2011, we recognized an insurance recovery of $8.6 million relating to this business interruption claim, which was recorded as a reduction to cost of sales. As of June 30, 2011, we do not have any remaining insurance claims associated with our business interruption coverage relating to this event.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Segment Information

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Net sales:
Climate Control	$140,824	$113,499	$77,175	$59,828
Chemical (1)	267,051	181,250	155,620	106,378
Other	5,237	4,053	2,824	2,186

	$413,112	$298,802	$235,619	$168,392

Gross profit: (2)
Climate Control	$44,881	$37,231	$23,395	$18,832
Chemical (1)	79,112	24,760	47,644	15,602
Other	1,947	1,423	1,047	714

	$125,940	$63,414	$72,086	$35,148

Operating income: (3)
Climate Control	$17,619	$12,520	$9,178	$6,993
Chemical (1)	71,818	11,063	42,720	9,178
General corporate expenses and other business operations, net (4)	(7,126)	(6,357)	(3,624)	(3,361)

	82,311	17,226	48,274	12,810
Interest expense	(3,580)	(4,079)	(1,868)	(1,999)
Losses on extinguishment of debt	(136)	(52)	(136)	(52)
Non-operating other income (expense), net:
Climate Control	1	1	—	—
Chemical	1	5	1	3
Corporate and other business operations	3	32	(3)	(3)
Provisions for income taxes	(29,149)	(5,891)	(17,492)	(4,979)
Equity in earnings (losses) of affiliate-Climate Control	207	528	(78)	267

Income from continuing operations	$49,658	$7,770	$28,698	$6,047

(1)
During most of the first six months of 2011, the Pryor Facility had sustained production of anhydrous ammonia and UAN compared to limited production during the first six months of 2010. For the six and three months ended June 30, 2011, the Pryor Facility had net sales to unrelated third parties of $52.8 million and $33.5 million, respectively and operating income of $30.5 million and $21.9 million, respectively, resulting from those sales and an insurance recovery of $8.6 million recognized relating to a business interruption claim, which was recorded as a reduction to cost of sales. In addition for the six and three months ended June 30, 2011, the Chemical Business realized a net benefit of $3.8 million and $1.1 million, respectively, from the utilization by our other facilities of lower cost ammonia produced at the Pryor Facility. By comparison for the six and three months ended June 30, 2010, the Pryor Facility had net sales to unrelated third parties of $6.0 million and $5.7 million and an operating loss of $8.0 million and $2.0 million, respectively. Due to limited and intermittent production at the Pryor Facility during the first six months of 2010, most of its operating loss related to nonproduction-related expenses incurred and were classified as selling, general and administrative expenses (“SG&A”).

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
(Unaudited)
Note 15: Segment Information (continued)
(4)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In Thousands)
Gross profit-Other	$1,947	$1,423	$1,047	$714
Selling, general and administrative:
Personnel costs	(4,151)	(4,267)	(2,541)	(2,520)
Professional fees	(2,089)	(1,925)	(947)	(755)
All other	(2,511)	(1,651)	(817)	(833)

Total selling, general and administrative	(8,751)	(7,843)	(4,305)	(4,108)

Other income	76	70	29	30
Other expense	(398)	(7)	(395)	3

Total general corporate expenses and other business operations, net	$(7,126)	$(6,357)	$(3,624)	$(3,361)

Information about our total assets by industry segment is as follows:

	June 30,	December 31,
	2011	2010
	(In Thousands)
Climate Control	$125,644	$112,894
Chemical	202,869	179,033
Corporate assets and other	135,297	96,054

Total assets	$463,810	$387,981

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
In January 2011, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. During the six months ended June 30, 2011, we incurred interest expense of $55,000 relating to the remaining $2,000,000 of the 2007 Debentures that was held by the Golsen Group, which amount was paid in June 2011.
The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Related Party Transactions (continued)
Landmark Transactions
In May 2011, Prime Financial L.L.C. (“Prime”), a subsidiary of LSB, entered into an agreement (the “Purchase Agreement”) to purchase from Landmark Land Company, Inc. (“Landmark”), certain undeveloped real estate located in Oklahoma City, Oklahoma (the “Real Estate”) for the purchase price of $2.25 million, which transaction was consummated in June 2011. The Purchase Agreement grants Prime put options to sell the Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. The put option may be exercised during the sixth year following Prime’s purchase of the Real Estate. If a put option is exercised, the purchase price for the Real Estate will be $2.25 million, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Purchase Agreement, subject to certain adjustments. For financial reporting purposes, no value from the purchase price was allocated to the put options because the appraised value of the Real Estate exceeded the purchase price.
Jack E. Golsen (“Golsen”), our chairman of the board of directors and chief executive officer and another individual previously formed a limited liability company (“LLC”), and each contributed $1.0 million to the LLC. The LLC subsequently loaned Landmark approximately $2.0 million. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1.1 million, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the Purchase Agreement, until the expiration of the put options, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option.
In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing, on our behalf, the purchase of the Real Estate. The special committee approved the Purchase Agreement and the related purchase of the Oklahoma City Real Estate and is considering the possibility of the purchase from Landmark, certain real estate located in Laguna Vista, Texas.
Note 17: Subsequent Event As previously reported, during July 2011, we issued 72,800 shares of common stock pursuant to the conversion by the Golsen Group of $2,000,000 principal amount of the 2007 Debentures in accordance with the terms of the 2007 Debentures and we issued 4,000 shares of common stock pursuant to the conversion by the Golsen Group of a convertible promissory note in accordance with the terms of such note.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our June 30, 2011 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.
Overview
General
LSB is a manufacturing, marketing and engineering company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:
•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first six months of 2011, approximately 34% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from four facilities located in Arkansas, Alabama, Oklahoma, and Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For the first six months of 2011, approximately 65% of our consolidated net sales relates to the Chemical Business.

As discussed below under “Chemical Business”, the Pryor Facility began limited production of anhydrous ammonia and UAN in the first half of 2010. The Pryor Facility reached sustained production of anhydrous ammonia during the fourth quarter of 2010 and UAN during the first quarter of 2011. As previously reported, on May 30, 2011, the anhydrous ammonia plant of the Pryor Facility was shutdown for unplanned maintenance and repairs resulting in lost production until returning to service on June 12, 2011. Also during the second quarter of 2011, maintenance and repairs were required to correct issues with the nitric acid plant that resulted in the loss of UAN production for the month of June. Due to delays in the completion of the repairs to the nitric acid plant, management decided to defer the start up of the nitric acid plant until the completion of the planned major maintenance activity (“Turnaround”) in July 2011. The unplanned downtime negatively affected Pryor Facility’s operating income by an estimated $4.0 million due to lost production and sales during the second quarter of 2011. As of the date of this report, the Turnaround has been completed and we are in the process of starting up the ammonia plant so we can resume UAN production. We are experiencing some delays with the start up of the ammonia plant. An engineering evaluation is underway to determine the source of the problem.
Economic Conditions
Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.
Climate Control Business — Sales for the first half of 2011 were 24% higher than the same period in 2010, including a 72% increase in hydronic fan coil sales and a 14% increase in geothermal and water source heat pump sales. From a market sector perspective, the increase is due to a 32% improvement in commercial/institutional product sales partially offset by a 2% decrease in residential product sales. The improvement in commercial/institutional sales was in all major product lines and was primarily related to the increased backlog of customer orders for our products entering into 2011 resulting from increases in the level of customer orders in prior quarters. For the first half of 2011, sales and order levels of our residential products decreased from the comparable period in 2010 reflecting the slowdown in new residential construction. The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that both commercial/institutional construction and residential construction sectors are expected to increase modestly during the remainder of 2011 whereas the National Architectural Billings Index published by American Institute of Architects (“AIA”) has indicated that the recovery will be “very bumpy and uneven.”

Chemical Business — Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first half of 2011, approximately 50% of our Chemical Business’ sales were into industrial and mining markets of which approximately 63% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first half of 2011, customer demand for our industrial and mining products increased over the same period in 2010. We believe, based on industry-related publications, including the American Chemistry Council’s Chemistry and Economic Report, that such demand will continue to increase during the remainder of 2011 as the industrial markets in the United States continue to recover.
The remaining 50% of our Chemical Business’ sales in the first half of 2011 were made into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and margins depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. Our Cherokee and Pryor Facilities produce anhydrous ammonia from natural gas. During the first half of 2011, agricultural customer demand for and the selling prices of ammonia and UAN continued to increase while natural gas prices were generally lower compared to the same period of 2010. As a result, gross profit increased significantly at these two facilities. On the other hand, our El Dorado Facility is at a current cost disadvantage for their agricultural grade AN, which is produced from purchased ammonia, compared to competitive product produced from natural gas. Currently, certain of the El Dorado Facility’s mid-south market area for agricultural grade AN is in a drought condition. As a result, we expect to ship agricultural grade AN to other freight logical markets and/or divert production capacity to other products.
Historically, our Chemical Business experiences lower seasonal demand in the agricultural sector in the third quarter each year. As a result, most of our planned major maintenance activities are scheduled during that period as discussed below under, “Estimated Plant Turnaround Costs — Remainder of 2011” resulting in lower sales and profitability during that quarter for our Chemical Business.
Results for the Second Quarter of 2011
Our consolidated net sales for the second quarter of 2011 were $235.6 million compared to $168.4 million for the same period in 2010. The sales increase of $67.2 million includes an increase of $49.2 million in our Chemical Business and an increase of approximately $17.4 million in our Climate Control Business.
Our Chemical Business’ operating income increased $33.5 million to $42.7 million including $8.6 million from the recovery of a business interruption claim discussed below under “Overview — Business Interruption Insurance Claim”. Our Climate Control Business’ operating income increased $2.2 million to $9.2 million.
Our resulting effective income tax rate for the second quarter of 2011 was approximately 38% compared to 45% for the second quarter of 2010. As previously reported, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the second quarter of 2010. For the second quarter of 2010, the effect of this adjustment decreased basic and diluted net income per share by $.04 and $.03, respectively.
Climate Control Business
Our Climate Control sales for the second quarter of 2011 were $77.2 million, or approximately $17.4 million higher than the same period of 2010, comprised of approximately $5.6 million increase in geothermal and water source heat pump sales, $7.9 million increase in hydronic fan coil sales, and $3.9 million increase in other HVAC sales. From a market sector perspective, there was a $19.1 million improvement in commercial/institutional product sales partially offset by an approximately $1.7 million decrease in residential product sales. The improvement in the commercial/institutional sector of our business is attributable to a higher beginning backlog. The decline in the residential sector is related to the soft housing market.

We continue to closely follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:
•	Single-Family Residential
•	Education
•	Multi-Family Residential
•	Retail
•	Healthcare
•	Offices
•	Hospitality
•	Industrial
During the second quarter of 2011, approximately 83% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 17% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.
For the second quarter of 2011, the product order intake level was $64.3 million as compared to $71.6 million for the first quarter of 2011; $61.3 million for the fourth quarter of 2010; $67.5 million for the third quarter of 2010; and $71.7 million for the second quarter of 2010. For the second quarter of 2011, product orders for commercial/institutional products decreased 2% and residential products decreased 33% as compared to the same period of 2010 reflecting the slowdown in the economic recovery and the uneven order rates we are currently experiencing. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.
Our order backlog was $49.9 million at June 30, 2011 as compared to $58.3 million at March 31, 2011; $47.6 million at December 31, 2010; $54.8 million at September 30, 2010; and $48.2 million at June 30, 2010. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.
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
Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy. Homeowners who install GHPs are eligible for a 30% tax credit. Businesses that install GHPs are eligible for a 10% tax credit and five year accelerated depreciation on the balance of the system cost. During 2011, businesses also have the option of electing 100% bonus depreciation on qualifying equipment, such as GHPs, that are placed in service during the year.
As previously reported, we expect a slow recovery in the short-term and it is currently unclear when we will return to pre-recession levels. We have significantly increased our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for our products, including GHPs.
Chemical Business
Our Chemical Business operates four chemical facilities. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline. The El Dorado Facility also produces sulfuric acid from recovered elemental sulfur delivered by truck and rail. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery.

Our Chemical Business sales for the second quarter of 2011 were $155.6 million, an increase of $49.2 million. Sales increased across all product lines due to both increased pricing and volume. Sales from our Pryor Facility to unrelated parties were $33.5 million during the second quarter of 2011 compared to $5.7 million for the same period in 2010, with the majority of these sales going into the agricultural market. Agricultural sales for the second quarter of 2011 were $81.8 million compared to $51.0 million for the same period in 2010 primarily due to the increased sales volume from our Pryor Facility, but also due to higher selling prices of nitrogen fertilizer. In addition, increases in raw material feedstock costs resulted in higher selling prices to certain industrial and mining customers that have contractual obligations allowing us to recover our costs.
The percentage change in sales (volume and dollars) for the second quarter of 2011 compared to the second quarter of 2010 is as follows:

	Percentage Change of
	Tons	Dollars
	Increase
Chemical products:
Agricultural	25%	61%
Industrial acids and other	7%	35%
Mining	5%	30%
Total weighted-average change	10%	46%
The increase in agricultural tons and dollars is due to increased tons of ammonia and UAN sales from our Pryor and Cherokee Facilities partially offset by lower tons of AN from our El Dorado Facility. The lower production of AN was primarily due to intermittent production issues. In addition, our Chemical Business experienced higher selling prices for all of our agricultural nitrogen fertilizers.
The increase in industrial acids and mining sales both in tons and dollars is partially due to improved economic conditions resulting in increased customer demand, as well as higher ammonia feedstock cost in the second quarter of 2011 that was passed through in the selling price pursuant to pricing arrangements with certain customers.
As indicated above under “Overview — General”, the Pryor Facility continued sustained production of ammonia and UAN during the second quarter of 2011 until the facility incurred unplanned downtime in both the ammonia and nitric acid plants. During the second quarter of 2011, the production rate for ammonia (excluding unplanned downtime) was approximately 500 tons per day (“TPD”) compared to our original targeted rate of 525 TPD and current planned rate of 700 TPD. The production rate for UAN (excluding unplanned downtime) was approximately 850 TPD compared to our current planned rate of 1000 TPD. Although the production rates were below our current planned rates, we expect to achieve the planned rates upon completion of the Turnaround during the third quarter of 2011.
During the second quarter of 2010, the Pryor Facility intermittently produced anhydrous ammonia and UAN on a limited basis at production rates lower than our targeted rates. For the second quarter of 2010, operating expenses at the Pryor Facility were approximately $6.2 million, of which $3.0 million were identifiable with production and included in cost of sales or capitalized to inventory and the remaining $3.2 million of expenses were classified as selling, general and administrative expense (“SG&A”).
Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur), which we generally purchase at prices in effect at the time of delivery, are commodities subject to significant price fluctuations. During the second quarter of 2011, the average prices for those commodities compared to the same period in 2010 were as follows:

	2011	2010
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.59	$4.46

Ammonia average price based upon low Tampa price per metric ton	$562	$390

Sulfur price based upon Tampa average quarterly price per long ton	$220	$145

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.
Business Interruption Insurance Claim
In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During the six and three months ended June 30, 2011, we recognized an insurance recovery of $8.6 million relating to this business interruption claim, which was recorded as a reduction to cost of sales. As of June 30, 2011, we do not have any remaining insurance claims associated with our business interruption coverage relating to this event.
Liquidity and Capital Resources
The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	June 30,	December 31,
	2011	2010
	(Dollars In Millions)
Cash and cash equivalents	$116.0	$66.9
Short-term investments (1)	—	10.0

	$116.0	$76.9

Long-term debt:
2007 Debentures	$2.5	$26.9
Secured Term Loan	74.1	48.8
Other	10.2	19.7

Total long-term debt, including current portion	$86.8	$95.4

Total stockholders’ equity	$255.6	$179.4

Long-term debt to stockholders’ equity ratio (2)	0.3	0.5

(1)
These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash, cash equivalents and short-term investments to pay down debt.
At June 30, 2011, our cash and cash equivalents totaled $116 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.
For the remainder of 2011, we expect our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.
As previously reported, during March 2011, one of the holders of the 2007 Debentures converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock in accordance with the conversion terms of the debentures. As of June 30, 2011, only $2.5 million of the 2007 Debentures remain outstanding, of which $2.0 million was converted in July 2011 as discussed below under “Related Party Transactions”.

As previously reported and discussed below under “Loan Agreements-Terms and Conditions,” on March 29, 2011, ThermaClime and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement. Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) was increased from $50 million to $60 million. The Amended Agreement also extended the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016.
On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15 million to $75 million pursuant to the terms of the Amended Agreement.
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At June 30, 2011, the resulting weighted-average interest rate was approximately 3.88%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.
Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.
The Working Capital Revolver Loan, which certain subsidiaries (the “Borrowers”) are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30, 2011, we had approximately $49.2 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit. We consider the Working Capital Revolver Loan to be important to our overall capital structure and our current intention is to negotiate a renewal on or before maturity of April 2012.
The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Subordinated Debentures and Loan Agreements — Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe that cash and borrowing availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2011.
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
We believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $665,000 and $700,000 accrued for uncertain tax liabilities at June 30, 2011 and December 31, 2010, respectively.

Capital Expenditures
Capital Expenditures-First Six Months of 2011
Cash used for capital expenditures during the first six months of 2011 was $14.6 million, including $3.2 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $9.1 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities. During the first half of 2011, we had capital expenditures of $0.4 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were primarily funded from working capital.
Committed and Planned Capital Expenditures-Remainder of 2011
At June 30, 2011, we had committed capital expenditures of approximately $17.2 million for the remainder of 2011. The committed expenditures included $15.8 million in the Chemical Business. The Chemical Business committed capital expenditures included $6.8 million for process and reliability improvements; $7.6 million for plant expansion at our Pryor Facility; and $1.4 million to maintain compliance with environmental laws, regulations and guidelines including costs associated with the wastewater pipeline discussed below. In addition, our commitments included $1.4 million in our Climate Control Business primarily for facility upgrades and production equipment. We plan to fund these expenditures from available cash and working capital.
In addition to committed capital expenditures at June 30, 2011, we had additional planned capital expenditures for the remainder of 2011 in our Chemical Business of approximately $15.6 million and in our Climate Control Business of approximately $3.8 million.
The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for the remainder of 2011.
Wastewater Pipeline
The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. In conjunction with our long-term compliance plan, during April 2011, certain companies, including EDC, and the city of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements will contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million, of which $0.4 million has been capitalized as of June 30, 2011. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.
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

Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at June 30, 2011, in connection with this matter.
Advanced Manufacturing Energy Credits
On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through April and June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. We anticipate utilizing approximately $1.2 million of these tax credits to partially offset our federal income tax liability for 2011.
Transactions with Landmark
As previously reported, our board of directors has been considering a proposed acquisition of certain real estate located in Oklahoma City, Oklahoma and Laguna Vista, Texas from Landmark Land Company, Inc. (“Landmark”). In May 2011, Prime Financial L.L.C. (“Prime”), a subsidiary of LSB, entered into an agreement (the “Purchase Agreement”) to purchase from Landmark, certain undeveloped real estate located in Oklahoma City, Oklahoma (the “Real Estate”) for the purchase price of $2.25 million, which transaction was consummated in June 2011 and funded from our working capital.
The Purchase Agreement grants Prime put options to sell the Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark, which put option may be exercised during the sixth year following Prime’s purchase of the Real Estate. If a put option is exercised, the purchase price for the Real Estate will be $2.25 million, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Purchase Agreement, subject to certain adjustments. For financial reporting purposes, no value from the purchase price was allocated to the put options because the appraised value of the Real Estate exceeded the purchase price.
As previously reported, Jack E. Golsen (“Golsen”), our chairman of the board of directors and chief executive officer and another individual previously formed a limited liability company (“LLC”), and each contributed $1.0 million to the LLC. The LLC subsequently loaned Landmark approximately $2.0 million. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1.1 million, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the Purchase Agreement, until the expiration of the put options, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option.
In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing, on our behalf, the purchase of the Real Estate. The special committee approved the Purchase Agreement and the related purchase of the Oklahoma City Real Estate and is still considering the possibility of the purchase of the real estate located in Laguna Vista, Texas.
Estimated Plant Turnaround Costs — Remainder of 2011
Our Chemical Business expenses the costs of Turnarounds as they are incurred. Based on our current plan for Turnarounds during the remainder of 2011, we currently estimate that we will incur approximately $6.0 million to $7.0 million of Turnaround costs, of which approximately $4.5 million to $5.5 million is expected to be incurred during the third quarter of 2011 and the remainder in the fourth quarter. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. Turnarounds are generally performed during the summer months since demand is lower for our agricultural products during these months. However, it is possible that the timing and actual costs of our Turnarounds could be significantly different from our estimates. As of the date of the report, the Pryor Facility’s Turnaround that began on July 5, 2011 has been completed.

Expenses Associated with Environmental Regulatory Compliance
Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $2.4 million in the first six months of 2011 in connection with environmental regulatory issues. For the remainder of 2011, we expect to incur expenses ranging from $2.0 million to $3.0 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.
Proposed Legislation and Regulations Concerning Greenhouse Gas Emissions
The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. There are bills pending or that have been proposed in Congress that would regulate greenhouse gas emissions through a cap-and-trade system under which emitters would be required to either install abatement systems where feasible or buy allowances for offsets of emissions of greenhouse gas. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulations, if adopted, could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of natural gas and other raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.
Dividends
LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Working Capital Revolver Loan and the Secured Term Loan agreements. Under the terms of these agreements, so long as no default or event of default has occurred, is continuing or would result therefrom, ThermaClime cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for the following:
•	unrestricted payments up to $15.0 million to LSB, which amount was paid during the second quarter of 2011;
•	loans to LSB entered into subsequent to March 29, 2011, provided the aggregate amount of such loans do not exceed $2.0 million at any time outstanding;
•	amounts not to exceed $5.0 million annually under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;
•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under certain services agreement;
•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB; and
•
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
During the first six months of 2011, dividends totaling $304,700 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:
•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000;
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $4,700.
All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during the first six months of 2011. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.
Compliance with Long — Term Debt Covenants
As discussed below under “Subordinated Debentures and Loan Agreements — Terms and Conditions”, the Working Capital Revolver Loan and Secured Term Loan of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2011.
Loan Agreements — Terms and Conditions
Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At June 30, 2011, there were no outstanding borrowings. In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $49.2 million at June 30, 2011, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25.0 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. As of June 30, 2011 and as defined in the agreement, ThermaClime’s EBITDA was approximately $88.9 million; the fixed charge coverage ratio was 7.6 to 1; and the senior leverage coverage ratio was 0.8 to 1.
Secured Term Loan - On March 29, 2011, ThermaClime and certain of its subsidiaries entered into the Amended Agreement, which amended ThermaClime’s existing term loan agreement, dated November 2, 2007, as previously amended. Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s Secured Term Loan was increased from $50.0 million to $60.0 million. On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15.0 million to $75.0 million pursuant to the terms of the Amended Agreement. The Amended Agreement also extends the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016. The Secured Term Loan continues to be guaranteed by LSB.
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At June 30, 2011, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.25% on the principal amount of $49.4 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $24.7 million. At June 30, 2011, the resulting weighted-average interest rate was approximately 3.88%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $64 million at June 30, 2011.
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At June 30, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $78 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of June 30, 2011 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.7 to 1 and the leverage coverage ratio was 0.9 to 1.
The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.
A prepayment premium equal to 2.5% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2012. This premium is reduced to 1.0% during the following 24-month period and is eliminated thereafter.
Cross-Default Provisions — The Working Capital Revolver Loan and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.
Seasonality
We believe that our only significant seasonal products are fertilizer and related chemical products sold by our Chemical Business to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, historically our Chemical Business increases its inventory of agricultural products prior to the beginning of each planting season. The amount and timing of sales to the agricultural markets is further dependent upon weather conditions and other circumstances beyond our control.
Related Party Transactions
Golsen Group
In January 2011, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. During the six months ended June 30, 2011, we incurred interest expense of $55,000 relating to the remaining $2,000,000 of the 2007 Debentures that was held by the Golsen Group, which amount was paid in June 2011. During July 2011, the Golsen Group converted the $2,000,000 principal amount of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the term of the 2007 Debentures and the Golsen Group converted a convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.
Also see discussion under “Liquidity and Capital Resources — Transactions with Landmark.”

Results of Operations
Six Months Ended June 30, 2011 Compared To Six Months Ended June 30, 2010
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$90,186	$78,961	$11,225	14.2%
Hydronic fan coils	27,883	16,205	11,678	72.1%
Other HVAC products	22,755	18,333	4,422	24.1%

Total Climate Control	$140,824	$113,499	$27,325	24.1%

Gross profit — Climate Control	$44,881	$37,231	$7,650	20.5%

Gross profit percentage — Climate Control (1)	31.9%	32.8%	(0.9)%

Operating income — Climate Control	$17,619	$12,520	$5,099	40.7%

(1)	As a percentage of net sales
Net Sales — Climate Control
•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 23% improvement in sales of our commercial products due to the higher backlog at the beginning of 2011 and stronger product order levels during the first half of 2011 partially offset by a 2% decline in sales of our residential products primarily due to lower product order levels in the first half of 2011. During the first half of 2011, we continued to maintain a market share leadership position of approximately 42%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased primarily due to a 40% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 24% increase in the average unit sales price due to change in product mix. During the first half of 2011, we continued to have a market share leadership position of approximately 30% based on preliminary market data supplied by the AHRI;

•
Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers and modular chillers partially offset by a slight decrease in engineering and construction services.

Gross Profit — Climate Control
The increase in gross profit in our Climate Control Business was primarily the result of higher sales volume as discussed above.
Operating Income — Climate Control
Operating income increased as a result of the increase in gross profit as discussed above partially offset by an increase in variable expenses related primarily to warranty expenses of $1.6 million due to increased sales volume and the impact of increasing our warranty coverage period for certain products effective during 2010. In addition, freight expenses increased $1.3 million due to increased sales volume and the impact from changes in customer/product mix.

Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$132,933	$75,496	$57,437	76.1%
Industrial acids and other chemical products	81,151	63,834	17,317	27.1%
Mining products	52,967	41,920	11,047	26.4%

Total Chemical	$267,051	$181,250	$85,801	47.3%

Gross profit — Chemical	$79,112	$24,760	$54,352	219.5%

Gross profit percentage — Chemical (1)	29.6%	13.7%	15.9%

Operating income — Chemical	$71,818	$11,063	$60,755	549.2%

(1)	As a percentage of net sales
Net Sales — Chemical
The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids products. The Pryor Facility produces agricultural and industrial chemical products, but currently all sales are in the agricultural sector. For the first half of 2011, overall sales prices for the Chemical Business increased 34% and the volume of tons sold increased 19%, compared with the same period of 2010, generally as a result of the following:
•
Agricultural products sales — Agricultural products sales increased $57.4 million, or 76%, primarily due to increased sales from our Pryor Facility and increased selling prices driven by an increase in market demand for crop nutrients and strong grain commodity prices. Tons of agricultural products sold increased 33% including an increase of 93,000 tons of UAN and 20,000 tons of ammonia sold into agricultural markets from the Pryor Facility.

•
Industrial acids and other chemical products sales — Industrial acids and other products sales increased $17.3 million, or 27%, primarily due to new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales — Mining products sales increased $11.0 million, or 26%. Volumes increased 10% including an increase of 7,000 tons of industrial grade AN and 9,000 tons of AN solutions. Sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agreed to purchase, and our El Dorado Facility agreed to reserve certain minimum volumes of industrial grade AN during 2011. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and amounts associated with the reserved capacity despite not taking the minimum volume requirement during the first half of 2011.

Gross Profit — Chemical
Gross profit increased $54.4 million on an increase in sales of $85.8 million. The increase was due, in part, to reduced costs per ton as the result of improved production efficiencies and higher volumes at our Pryor Facility, as well as the strong demand and related improved selling prices for agricultural products. Gross profit for agricultural products was $42.2 million higher, due primarily to positive results attributable to the Pryor Facility, an increase in UAN prices and, to a lesser extent, an increase in sales of fertilizer grade AN products. The following also impacted gross profit:
•	$8.6 million business interruption insurance recovery,

•	$2.6 million gains from precious metals recoveries partially offset by
•	an estimated $4.0 million due to lost production and sales from the unplanned downtime at the Pryor Facility.
Primarily as a result of these items and due to increased volumes to customers with contractual arrangements allowing us to recover our raw material costs, our overall gross profit as a percentage of sales increased 16%.
Operating Income — Chemical
In addition to the increase in gross profit of $54.4 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $2.4 million for the first half of 2011 compared to $8.5 million for the same period of 2010. Due to limited and intermittent production at the Pryor Facility during the first six months of 2010, costs identifiable with production were classified as cost of sales and the remaining operational expenses were primarily classified as SG&A.
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

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales — Other	$5,237	$4,053	$1,184	29.2%

Gross profit — Other	$1,947	$1,423	$524	36.8%

Gross profit percentage — Other (1)	37.2%	35.1%	2.1%

General corporate expense and other business operations, net	$(7,126)	$(6,357)	$(769)	12.1%

(1)	As a percentage of net sales
Provision For Income Taxes
The provision for income taxes for the first half of 2011 was $29.1 million compared to $5.9 million for the first half of 2010. The resulting effective tax rate for the first half of 2011 was 37% compared to 43% for the same period in 2010. As previously reported, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the first half of 2010.

Three Months Ended June 30, 2011 Compared To Three Months Ended June 30, 2010
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$47,615	$42,003	$5,612	13.4%
Hydronic fan coils	16,794	8,931	7,863	88.0%
Other HVAC products	12,766	8,894	3,872	43.5%

Total Climate Control	$77,175	$59,828	$17,347	29.0%

Gross profit — Climate Control	$23,395	$18,832	$4,563	24.2%

Gross profit percentage — Climate Control (1)	30.3%	31.5%	(1.2)%

Operating income — Climate Control	$9,178	$6,993	$2,185	31.2%

(1)	As a percentage of net sales
Net Sales — Climate Control
•
Net sales of our geothermal and water source heat pump products increased 13% primarily as a result of a 27% improvement in sales of our commercial products due to the higher backlog at the beginning of second quarter of 2011 and stronger product order levels during the first quarter of 2011 offset by a 12% decline in sales of our residential products due to lower product order levels in the second quarter;

•
Net sales of our hydronic fan coils increased 88% primarily due to a 37% increase in product order level in the first half of 2011, comprised of a 50% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 27% increase in the average unit sales price due to change in product mix;

•	Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers, modular chillers, and engineering and construction services.
Gross Profit — Climate Control
The increase in gross profit in our Climate Control Business was primarily the result of higher sales volume as discussed above. The gross profit percentage declined slightly due to the higher mix of commercial products having a lower gross margin than residential products.
Operating Income — Climate Control
Operating income increased as a result of the increase in gross profit as discussed above partially offset by an increase in variable expenses related primarily to warranty expenses of $1.0 million due to increased sales volume and the impact of increasing our warranty coverage period for certain products effective during 2010. In addition, freight expenses increased $0.8 million due to increased sales volume and the impact from changes in customer/product mix.

Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$81,832	$50,960	$30,872	60.6%
Industrial acids and other chemical products	44,308	32,773	11,535	35.2%
Mining products	29,480	22,645	6,835	30.2%

Total Chemical	$155,620	$106,378	$49,242	46.3%

Gross profit — Chemical	$47,644	$15,602	$32,042	205.4%

Gross profit percentage — Chemical (1)	30.6%	14.7%	15.9%

Operating income — Chemical	$42,720	$9,178	$33,542	365.5%

(1)	As a percentage of net sales
Net Sales — Chemical
For the second quarter of 2011, overall sales prices for the Chemical Business increased 31% and the volume of tons sold increased 10%, compared with the same period of 2010, generally as a result of the following:
•
Agricultural products sales — Agricultural products sales increased $30.9 million, or 61%, primarily due to increased sales from our Pryor Facility and increased selling prices driven by an increase in market demand for crop nutrients and strong grain commodity prices. Tons of agricultural products sold increased 25% including an increase of 48,000 tons of UAN and 13,000 tons of ammonia sold into agricultural markets from the Pryor Facility.

•
Industrial acids and other chemical products sales — Industrial acids and other products sales increased $11.5 million, or 35%, primarily due to new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales — Mining products sales increased $6.8 million, or 30% and volumes increased 7%. Sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agreed to purchase, and our El Dorado Facility agreed to reserve certain minimum volumes of industrial grade AN during 2011. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and amounts associated with the reserved capacity despite not taking the minimum volume requirement during the second quarter of 2011.

Gross Profit — Chemical
Gross profit increased $32.0 million on an increase in sales of $49.2 million. The increase was due, in part, to reduced costs per ton as the result of improved production efficiencies and higher volumes at our Pryor Facility, as well as the strong demand and related improved selling prices for agricultural products. Gross profit for agricultural products was $23.2 million higher, due primarily to positive results attributable to the Pryor Facility, an increase in UAN prices and, to a lesser extent, an increase in sales of fertilizer grade AN products. The following also impacted gross profit:
•	$8.6 million business interruption insurance recovery,
•	$1.9 million gains from precious metals recoveries partially offset by

•	an estimated $4.0 million due to lost production and sales from the unplanned downtime at the Pryor Facility.

Primarily as a result of these items and due to increased volumes to customers with contractual arrangements allowing us to recover our raw material costs, our overall gross profit as a percentage of sales increased 16%.
Operating Income — Chemical
In addition to the increase in gross profit of $32.0 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $1.8 million for the second quarter of 2011 compared to $3.3 million for the same period of 2010. Due to limited and intermittent production at the Pryor Facility during the second quarter of 2010, costs identifiable with production were classified as cost of sales and the remaining operational expenses were primarily classified as SG&A.
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

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales — Other	$2,824	$2,186	$638	29.2%

Gross profit — Other	$1,047	$714	$333	46.6%

Gross profit percentage — Other (1)	37.1%	32.7%	4.4%

General corporate expense and other business operations, net	$(3,624)	$(3,361)	$(263)	7.8%

(1)	As a percentage of net sales
Provision For Income Taxes
The provision for income taxes for the second quarter of 2011 was $17.5 million compared to $5.0 million for the second quarter of 2010. The resulting effective tax rate for the second quarter of 2011 was 38% compared to 45% for the same period in 2010. As previously reported, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the second quarter of 2010.
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
For the first half of 2011, net cash provided by continuing operating activities was $41.2 million, including net income plus depreciation and amortization, deferred income taxes, and other adjustments and net cash used by the following significant changes in assets and liabilities.

Accounts receivable increased $27.5 million including:
•
an increase of $20.6 million relating to the Chemical Business as the result of sales from our Pryor Facility and other sales associated with the spring fertilizer season and generally higher sales volume in industrial and mining products and

•
an increase of $6.1 million relating to the Climate Control Business due primarily to higher sales during the latter portion of the second quarter of 2011 as compared to the same period of the fourth quarter of 2010.

Inventories decreased $0.2 million including:
•	a decrease of $6.9 million relating to the Chemical Business primarily relating to sales associated with the spring fertilizer season partially offset by
•	an increase of $6.7 million relating to the Climate Control Business due primarily to higher costs of raw materials and higher levels of inventory on hand in anticipation of increased product demand.
Other supplies, prepaid items and other increased $1.3 million including:
•	an increase of $2.6 million relating to the Chemical Business due primarily to an increase in volume on hand of precious metals partially offset by
•	a decrease of $2.5 million of prepaid insurance as the result of recognizing the related insurance expenses for the first half of 2011.
Accounts payable decreased $1.4 million including:
•	a decrease of $3.7 million in the Chemical Business primarily as the result of less raw material purchases at our El Dorado Facility partially offset by
•	an increase of $1.9 million in the Climate Control Business due primarily to more raw material purchases in anticipation of higher product demand.
Cash Flow from Continuing Investing Activities
Net cash used by continuing investing activities for the first half of 2011 was $5.4 million that consisted primarily of $14.6 million of capital expenditures of which $3.2 million and $9.1 million are for the benefit of our Climate Control and Chemical Businesses, respectively, partially offset by $10.0 million from short-term investments.
Cash Flow from Continuing Financing Activities
Net cash provided by continuing financing activities was $13.4 million that primarily consisted of proceeds from the Secured Term Loan totaling $25.0 million (net of debt issuance costs/fees) partially offset by payments on long-term debt and short-term financing totaling $12.8 million.
Critical Accounting Policies and Estimates
See our discussion on critical accounting policies and estimates in Item 7 of our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first half of 2011, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of June 30, 2011 could change in the near term.
Performance and Payment Bonds
We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2011, we have agreed to indemnify the sureties for payments, up to $10.1 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2011.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Aggregate Contractual Obligations
In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2010 Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2011 (“March 31, 2011 Form 10-Q”), we had certain contractual obligations, with various maturity dates, related to the following:
•	long-term debt,
•	interest payments on long-term debt,
•	interest rate contracts,
•	capital expenditures,
•	operating leases,
•	futures/forward contracts,
•	contractual obligations — carbon credits
•	accrued contractual manufacturing obligations, and
•	other contractual obligations.
During the second quarter of 2011 and as discussed under “Liquidity and Capital Resources,” the principal amount of the Secured Term Loan was increased $15.0 million and certain companies, including EDC, and the city of El Dorado, Arkansas entered into a funding agreement and operating agreement related to a wastewater pipeline, which EDC anticipates its capital costs will be approximately $4.0 million and its estimated share of the annual operating costs will be approximately $100,000 to $150,000 through the initial term of the operating agreement of December 2053.
In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk” of Item 3 of this Part I, we discussed the following:
•	our purchase obligations relating to natural gas contracts were $4.3 million as of June 30, 2011,
•	our contractual obligations relating to futures/forward contracts were $1.7 million as of June 30, 2011 and
•	our committed capital expenditures were approximately $17.2 million for the remainder of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General
Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.
Forward Sales Commitments Risk
Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2011, we had no embedded losses associated with sales commitments with firm sales prices.
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

At June 30, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through December 2011 at a weighted-average cost of $4.44 per pound ($1.7 million) and a weighted-average market value of $4.30 per pound ($1.6 million).
During the first half of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee and Pryor Facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2011, our purchase commitments under these contracts were for approximately 1.1 million MMBtu of natural gas through October 2011 at the weighted-average cost of $4.00 per MMBtu ($4.3 million).
Foreign Currency Risk
One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically entered into foreign exchange contracts. At June 30, 2011, we did not have any foreign exchange contracts.
Interest Rate Risk
Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.
As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2011, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At June 30, 2011, the fair value of these contracts (unrealized loss) was $2.1 million.
As of June 30, 2011, the estimated fair value of our variable and fixed rate debt exceeded the debt’s carrying value by approximately $1.4 million. As of December 31, 2010, the carrying value of our variable and fixed rate debt exceeded the debt’s estimated fair value by approximately $21.0 million.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:
•	both commercial/institutional construction and residential construction sectors increasing modestly during the remainder of 2011 and that the recovery will be “very bumpy and uneven”;

•	demand for industrial and mining products continuing to increase during the remainder of 2011 as the industrial markets in the United States continue to recover;

•	the current outlook according to most market indicators point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell;

•	shipment of backlog;

•	achievement of planned production rates at the Pryor Facility upon completion of Turnaround in the third quarter of 2011;

•	our Turnarounds scheduled during the third quarter of 2011 resulting in lower sales and profitability during that quarter;

•	the cost to construct the wastewater pipeline and associated operating costs and that the construction would be completed in 2013;

•	expenses in connection with environmental regulatory issues for the remainder of 2011;

•	future emission regulations or new laws affecting our businesses, operations, liquidity or financial results;

•	a slow recovery in the short-term and it is currently unclear when we will return to pre-recession levels relating to the Climate Control Business;

•
our primary cash needs for the remainder of 2011 being for working capital to fund our operations, capital expenditures, and general obligations and funding these cash needs from internally generated cash flows and cash on hand;

•	the amount of committed and planned capital expenditures for the remainder of 2011 and being funded from available cash and working capital;

•	the amount and timing of Turnarounds for the remainder of 2011;

•	ship agricultural grade AN to other freight logical markets and/or divert production capacity to other products;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2011;

•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;

•	meeting all required covenant tests for all the remaining quarters of 2011;

•	expansion of the market for our products, including GHPs;

•	anticipated increase in product demand in our Climate Control Business;

•	cash and volume availability under our Working Capital Revolver Loan is adequate to fund operations during the remainder of 2011;

•	if anti-dumping order is revoked, we would likely face large volumes of unfairly priced Ukraine AN in the U.S. market, with the loss of revenue and market share for our AN business;

•	costs relating to environmental and health laws and enforcement policies thereunder; and

•	negotiate renewal of our Working Capital Revolver Loan.
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
There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2010 Form 10-K or in our March 31, 2011 Form 10-Q, except as follows:
In the pending litigation filed against us and Jack E. Golsen (“Golsen”) by Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in April 2011, the court granted Golsen’s summary judgment motion, and dismissed all claims against Golsen. The lawsuit is styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc., et al., Case No. 08-CV-2561, in the United States District Court for the District of Kansas at Kansas City.
During the second quarter of 2011, the EPA issued to EDC an Administrative Complaint seeking civil penalties of $124,000 for certain alleged past violations at EDC’s El Dorado Facility. The Administrative Complaint and assessment of civil penalty relates to certain alleged past violations by the El Dorado Facility of the 2004 NPDES permit.

Item 1A.	Risk Factors
Reference is made to Item 1A of our 2010 Form 10-K and March 31, 2011 Form 10-Q for our discussion regarding risk factors. There are no material changes from the risk factors disclosed in our 2010 Form 10-K and March 31, 2011 Form 10-Q, except that the risk factor styled “Potential increase of imported ammonium nitrate from Russia” has changed.

Since May 2000, U.S. imports of fertilizer grade ammonium nitrate (“AN”) from Russia have been controlled by the terms of an antidumping “Suspension Agreement” under which maximum volumes and minimum prices have been set for Russian AN imports. In recent years, annual volumes of such imports were limited to 150,000 metric tons and minimum prices were tied to the prevailing U.S. market price.
In March 2011, the Russian Federation notified the U.S. Department of Commerce (“Commerce Department”) that it had decided to withdraw from the Suspension Agreement. Accordingly, the Agreement terminated effective May 2, 2011. As of that date, Russian AN imports have been subject to an antidumping duty order. The antidumping order, unlike the suspension agreement, does not place any volume restrictions on Russian AN imports and does not ensure that Russian prices are tied to the prevailing U.S. market price. Instead, the order requires that Russian AN be priced “fairly”, as defined by comparisons with Russian home market or third country AN prices or based on Russian production costs. Because Russian producers continue to benefit from natural gas supplied to them at state-set prices that are below market value, and because natural gas is by far the largest material input into the production of AN, depending upon the analysis and methodologies used by the Commerce Department, the price of Russian AN exported to the United States may be below prevailing U.S. market prices and below our cost to produce fertilizer grade AN.
With the termination of the Suspension Agreement on May 2, 2011, every shipment of Russian fertilizer grade AN imported into the United States is subject to an antidumping duty cash deposit of approximately 254% of the value of the imports unless and until a review process is completed at the Commerce Department through which a Russian producer or exporter may demonstrate that it is not dumping to that extent and is entitled to a different rate.
In addition, the Commerce Department and the United States International Trade Commission have this year completed a “sunset review” of the antidumping duty order against AN from Russia to determine whether the order should remain in effect. These agencies have decided that the antidumping duty order is still needed to address unfair trade in Russian ammonium nitrate, and, as a result, the order will remain in place for at least an additional five years, until 2016. There is also an outstanding antidumping duty order against ammonium nitrate from Ukraine, which is scheduled to be reviewed by the same two agencies beginning in June of 2012. This review will decide whether the antidumping measure against Ukrainian AN will remain in place for another five years beyond 2012. If, as a result of the sunset review, the antidumping order were to be revoked, we would likely face large volumes of unfairly priced Ukrainian AN in the U.S. market, with loss of revenue and market share for our AN business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	(Reserved)

Item 5.	Other Information
Not applicable

Item 6.	Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1
Amendment Number One to the Amended and Restated Term Loan Agreement, dated as of April 21, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-Q for the fiscal quarter ended March 31, 2011, filed May 5, 2011.

4.2
Joining Lender Agreement, dated as of May 26, 2011, by and among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., Banc of America Leasing & Capital, LLC, as Administrative Agent, and The Huntington National Bank, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, filed June 2, 2011.

4.3
Joining Lender Agreement, dated as of May 26, 2011, by and among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., Banc of America Leasing & Capital, LLC, as Administrative Agent, and MassMutual Asset Finance LLC., which the Company hereby incorporates by reference from Exhibit 4.4 to the Company’s Form 8-K, filed June 2, 2011.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of August 2011.

LSB INDUSTRIES, INC.
By:	/s/ Tony M. Shelby
Tony M. Shelby
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Principal Accounting Officer