Form 10-Q
period 2011-09-30
LSB INDUSTRIES INC
filed 2011-11-07
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7677
LSB Industries, Inc.
Exact name of Registrant as specified in its charter

Delaware	73-1015226

State or other jurisdiction of	I.R.S. Employer Identification No.
incorporation or organization

16 South Pennsylvania Avenue, Oklahoma City, Oklahoma	73107

Address of principal executive offices	Zip Code
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The number of shares outstanding of the Registrant’s voting common stock, as of October 31, 2011 was 22,289,813 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

Page
PART I — Financial Information

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	49

Special Note Regarding Forward-Looking Statements	50

PART II — Other Information

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. (Reserved)	52

Item 5. Other Information	52

Item 6. Exhibits	53

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2011 is unaudited)

	September 30,	December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$107,983	$66,946
Restricted cash	512	31
Short-term investments	—	10,003
Accounts receivable, net	85,866	74,259
Inventories:
Finished goods	38,553	32,072
Work in process	4,367	2,981
Raw materials	31,277	25,053

Total inventories	74,197	60,106
Supplies, prepaid items and other:
Prepaid income taxes	3,467	—
Prepaid insurance	745	4,449
Precious metals	17,595	12,048
Supplies	7,866	6,802
Fair value of derivatives and other	7	1,454
Other	1,915	1,174

Total supplies, prepaid items and other	31,595	25,927
Deferred income taxes	6,064	5,396

Total current assets	306,217	242,668

Property, plant and equipment, net	154,621	135,755

Other assets:
Debt issuance costs, net	1,151	1,023
Investment in affiliate	3,168	4,016
Goodwill	1,724	1,724
Other, net	3,479	2,795

Total other assets	9,522	9,558

	$470,360	$387,981

(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(Information at September 30, 2011 is unaudited)

	September 30,	December 31,
	2011	2010
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,512	$51,025
Short-term financing	386	3,821
Accrued and other liabilities	32,977	31,507
Current portion of long-term debt	6,059	2,328

Total current liabilities	96,934	88,681

Long-term debt	77,245	93,064

Noncurrent accrued and other liabilities	14,882	12,605

Deferred income taxes	17,145	14,261

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,584,650 shares issued (25,476,534 at December 31, 2010)	2,658	2,548
Capital in excess of par value	160,970	131,845
Retained earnings	125,900	70,351

	292,528	207,744
Less treasury stock at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	264,154	179,370

	$470,360	$387,981

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Nine and Three Months Ended September 30, 2011 and 2010

	Nine Months		Three Months
	2011	2010	2011	2010
	(In Thousands, Except Per Share Amounts)
Net sales	$589,892	$437,750	$176,780	$138,948
Cost of sales	429,695	344,897	142,523	109,509

Gross profit	160,197	92,853	34,257	29,439

Selling, general and administrative expense	64,737	70,775	21,635	23,948
Provision for (recoveries of) losses on accounts receivable	160	(14)	39	21
Other expense	2,532	575	149	273
Other income	(2,035)	(4,179)	(58)	(3,273)

Operating income	94,803	25,696	12,492	8,470

Interest expense	5,481	5,943	1,901	1,864
Losses on extinguishment of debt	136	52	—	—
Non-operating other expense (income), net	(3)	(48)	2	(10)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	89,189	19,749	10,589	6,616

Provisions for income taxes	33,582	8,821	4,433	2,930
Equity in earnings of affiliate	(375)	(719)	(168)	(191)

Income from continuing operations	55,982	11,647	6,324	3,877

Net loss from discontinued operations	128	122	18	79

Net income	55,854	11,525	6,306	3,798

Dividends on preferred stocks	305	305	—	—

Net income applicable to common stock	$55,549	$11,220	$6,306	$3,798

Weighted-average common shares:
Basic	21,851	21,182	22,241	21,094

Diluted	23,499	22,281	23,526	22,193

Income (loss) per common share:
Basic:
Income from continuing operations	$2.55	$.54	$.28	$.18
Net loss from discontinued operations	(.01)	(.01)	—	—

Net income	$2.54	$.53	$.28	$.18

Diluted:
Income from continuing operations	$2.40	$.53	$.27	$.17
Net loss from discontinued operations	(.01)	(.01)	—	—

Net income	$2.39	$.52	$.27	$.17

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
Nine Months Ended September 30, 2011

		Non-
	Common	Redeemable	Common	Capital in		Treasury
	Stock	Preferred	Stock Par	Excess of Par	Retained	Stock-
	Shares	Stock	Value	Value	Earnings	Common	Total
	(In Thousands)

Balance at December 31, 2010	25,477	$3,000	$2,548	$131,845	$70,351	$(28,374)	$179,370
Net income					55,854		55,854
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				761			761
Conversion of convertible debt to common stock	965		96	26,304			26,400
Exercise of stock options	143		14	960			974
Excess income tax benefit associated with stock-based compensation				1,100			1,100

Balance at September 30, 2011	26,585	$3,000	$2,658	$160,970	$125,900	$(28,374)	$264,154

See accompanying notes.

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2011 and 2010

	2011	2010
	(In Thousands)
Cash flows from continuing operating activities:
Net income	$55,854	$11,525
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	128	122
Deferred income taxes	2,216	2,325
Losses on extinguishment of debt	136	52
Expense associated with modification of secured term loan	387	—
Expense associated with induced conversion of 5.5% convertible debentures	558	—
Net gain on carbon credits	(92)	—
Losses on sales and disposals of property and equipment	996	508
Gain on property insurance recoveries associated with property, plant and equipment	—	(3,964)
Depreciation of property, plant and equipment	13,861	12,880
Amortization	354	466
Stock-based compensation	761	752
Provision for (recovery of) losses on accounts receivable	160	(14)
Provision for (realization of) losses on inventory	1,351	(86)
Realization of losses on firm sales commitments	—	(337)
Equity in earnings of affiliate	(375)	(719)
Distributions received from affiliate	1,223	425
Changes in fair value of commodities contracts	482	(141)
Changes in fair value of interest rate contracts	635	344
Other	—	(10)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(11,777)	(14,373)
Inventories	(15,392)	(1,967)
Other supplies, prepaid items and other	(2,838)	1,449
Accounts payable	3,744	6,635
Accrued payroll and benefits	(2,020)	1,794
Accrued and prepaid income taxes	(7,538)	319
Customer deposits	5,395	2,306
Other current and noncurrent liabilities	4,322	2,394

Net cash provided by continuing operating activities	52,531	22,685

Cash flows from continuing investing activities:
Capital expenditures	(31,145)	(26,129)
Proceeds from property insurance recoveries associated with property, plant and equipment	—	5,293
Proceeds from sales of property and equipment	190	44
Proceeds from short-term investments	10,012	20,053
Purchases of short-term investments	(9)	(20,006)
Deposits of restricted cash	(481)	(167)
Proceeds from sales of carbon credits	1,665	—
Payments on contractual obligations — carbon credits	(1,573)	—
Other assets	(635)	(427)

Net cash used by continuing investing activities	(21,976)	(21,339)
(Continued on following page)

LSB INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
Nine Months Ended September 30, 2011 and 2010

	2011	2010
	(In Thousands)
Cash flows from continuing financing activities:
Proceeds from revolving debt facility	$498,858	$394,221
Payments on revolving debt facility	(498,858)	(394,221)
Proceeds from modification of secured term loan, net of fees	10,347	—
Proceeds from secured term loan, net of fees	14,766	—
Proceeds from other long-term debt, net of fees	—	47
Payments associated with induced conversion of 5.5% convertible debentures	(558)	—
Acquisition of 5.5% convertible debentures	—	(2,494)
Payments on other long-term debt	(12,001)	(3,370)
Payments on loans secured by cash value of life insurance policies	(84)	(380)
Payments of debt issuance costs	(112)	—
Payments on short-term financing	(3,435)	(3,017)
Proceeds from exercise of stock options	974	347
Purchase of treasury stock	—	(2,421)
Excess income tax benefit associated with stock-based compensation	1,100	212
Dividends paid on preferred stocks	(305)	(305)

Net cash provided (used) by continuing financing activities	10,692	(11,381)

Cash flows of discontinued operations:
Operating cash flows	(210)	(267)

Net increase (decrease) in cash and cash equivalents	41,037	(10,302)

Cash and cash equivalents at beginning of period	66,946	61,739

Cash and cash equivalents at end of period	$107,983	$51,437

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$37,757	$5,993

Noncash investing and financing activities:

Receivable associated with a property insurance claim	$—	$171
Accounts payable and long-term debt associated with property, plant and equipment	$4,332	$7,272
Debt issuance costs incurred associated with secured term loan	$839	$—
Debt issuance costs written off associated with 5.5% debentures	$350	$58
Accrued liabilities extinguished associated with 5.5% debentures	$342	$—
5.5% debentures converted to common stock	$26,400	$—
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
In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2011 and for the nine and three-month periods ended September 30, 2011 and 2010 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.
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
In June 2011, the FASB issued an ASU amending current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The requirements under this ASU become effective for us on January 1, 2012 and are to be applied retrospectively; however, the FASB is considering issuing an exposure draft to propose a deferral of certain requirements under this ASU. We currently expect the impact from adopting this ASU to change the format of our presentation.
In September 2011, the FASB issued an ASU amending current guidance for testing goodwill for impairment. This ASU added an option to first assess qualitative factors to determine if the current two-step impairment test is required. The assessment of qualitative factors is performed to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Pursuant to the provisions of this ASU, we early adopted this ASU effective July 1, 2011, which provisions were applied prospectively. Our financial statements were not impacted from the adoption of this ASU.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 2: Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share:
(Dollars In Thousands, Except Per Share Amounts)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net income	$55,854	$11,525	$6,306	$3,798
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—
Dividends on Noncumulative Preferred	(5)	(5)	—	—

Total dividends on preferred stocks	(305)	(305)	—	—

Numerator for basic net income per common share — net income applicable to common stock	55,549	11,220	6,306	3,798
Dividends on preferred stocks assumed to be converted, if dilutive	305	305	—	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	298	—	8	—

Numerator for diluted net income per common share	$56,152	$11,525	$6,314	$3,798

Denominator:
Denominator for basic net income per common share — weighted-average shares	21,851,184	21,182,180	22,240,536	21,093,732
Effect of dilutive securities:
Convertible preferred stocks	935,540	937,080	935,366	936,536
Convertible notes payable	366,894	4,000	32,391	4,000
Stock options	345,245	157,682	317,420	158,886

Dilutive potential common shares	1,647,679	1,098,762	1,285,177	1,099,422

Denominator for diluted net income per common share — adjusted weighted-average shares and assumed conversions	23,498,863	22,280,942	23,525,713	22,193,154

Basic net income per common share	$2.54	$.53	$.28	$.18

Diluted net income per common share	$2.39	$.52	$.27	$.17

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Convertible notes payable	—	979,160	—	979,160
Stock options	—	365,659	5,000	350,000

	—	1,344,819	5,000	1,329,160

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Trade receivables	$85,691	$73,367
Other	946	1,528

	86,637	74,895
Allowance for doubtful accounts	(771)	(636)

	$85,866	$74,259

Note 4: Inventories At September 30, 2011 and December 31, 2010, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,984,000 and $1,616,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $1,075,000 and $177,000 at September 30, 2011 and December 31, 2010, respectively.
Changes in our inventory reserves are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$1,793	$1,676	$1,988	$1,302
Provisions for (realization of) losses	1,351	(87)	1,072	237
Write-offs and disposals	(85)	(54)	(1)	(4)

Balance at end of period	$3,059	$1,535	$3,059	$1,535

The provisions for (realization of) losses are included in cost of sales in the accompanying condensed consolidated statements of income.
Note 5: Precious Metals Precious metals are included in supplies, prepaid items and other in the accompanying condensed consolidated balance sheets. In addition, precious metals expense (recoveries), net, is included in cost of sales in the accompanying condensed consolidated statements of income.
Precious metals expense (recoveries), net, consists of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Precious metals expense	$6,101	$4,508	$1,591	$1,047
Recoveries of precious metals	(4,654)	(751)	(2,012)	(751)
Gains on sales of precious metals	(33)	(112)	(33)	—

Precious metals expense (recoveries), net	$1,414	$3,645	$(454)	$296

Note 6: Investment in Affiliate Cepolk Holdings, Inc. (“CHI”), a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana. The income recognized from the Partnership is reported as equity in earnings of affiliate. During 2010, CHI filed a lawsuit against the general partner of the Partnership and subsequently, the general partner filed a lawsuit against CHI. During June 2011, these lawsuits involving the Partnership were settled through mediation. As the result of this settlement, our equity in earnings of affiliate decreased by approximately $480,000 for the nine months ended September 30, 2011. In addition, CHI will receive an increase of $74,000 in the quarterly distribution from the Partnership, which began during the third quarter of 2011.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 7: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Customer deposits	$7,981	$2,586
Deferred revenue on extended warranty contracts	6,250	5,675
Accrued warranty costs	4,993	3,996
Accrued payroll and benefits	4,722	6,742
Accrued death benefits	4,028	4,058
Accrued group health and workers’ compensation insurance claims	3,062	2,459
Fair value of derivatives and other	3,019	2,539
Accrued contractual manufacturing obligations	2,480	1,968
Deferred revenue on product sales	1,309	453
Accrued executive benefits	1,296	1,187
Accrued precious metals costs	1,206	449
Accrued general liability insurance claims	1,145	1,230
Accrued commissions	1,121	1,279
Accrued income taxes	764	4,835
Accrued interest	589	1,343
Other	3,894	3,313

	47,859	44,112
Less noncurrent portion	14,882	12,605

Current portion of accrued and other liabilities	$32,977	$31,507

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
Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Balance at beginning of period	$3,996	$3,138	$4,598	$3,129
Charged to costs and expenses	4,870	2,669	1,636	1,026
Costs and expenses incurred	(3,873)	(2,673)	(1,241)	(1,021)

Balance at end of period	$4,993	$3,134	$4,993	$3,134

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 9: Long-Term Debt Our long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$—	$—
5.5% Convertible Senior Subordinated Notes due 2012 (B)	500	26,900
Secured Term Loan (C)	73,125	48,773
Other, with a current weighted-average interest rate of 6.56%, most of which is secured by machinery, equipment and real estate	9,679	19,719

	83,304	95,392
Less current portion of long-term debt	6,059	2,328

Long-term debt due after one year	$77,245	$93,064

(A)
Our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus ..50% or LIBOR plus 1.75% and matures on April 13, 2012. The interest rate at September 30, 2011 was 3.75%. Interest is paid monthly, if applicable.

The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of September 30, 2011, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.6 million. Under the Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.
The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the secured term loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $256 million at September 30, 2011.
The Working Capital Revolver Loan requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended September 30, 2011. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:
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
In previous periods, we acquired a certain portion of the 2007 Debentures, with each purchase being negotiated, including $2.5 million during the nine months ended September 30, 2010. In March 2011, one of the holders converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock. For financial reporting purposes, the March 2011 transaction is considered an induced conversion.
In July 2011, Jack E. Golsen, our chairman of the board and chief executive officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) converted $2.0 million principal amount of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures as discussed in Note 16-Related Party Transactions. As a result of these acquisitions and conversions, only $0.5 million of the 2007 Debentures remain outstanding at September 30, 2011, all of which were converted into 18,200 shares of LSB common stock in October 2011.

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

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At September 30, 2011, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.36% on the principal amount of $48.7 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $24.4 million. At September 30, 2011, the resulting weighted-average interest rate was approximately 3.96%.
The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $68 million at September 30, 2011.
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At September 30, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $84 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2011.
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
Note 10: Commitments and Contingencies
Purchase Commitments — We entered into the following significant purchase commitments during the nine months ended September 30, 2011:
During the first nine months of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2011, our purchase commitments under these contracts were for approximately 1.2 million MMBtu of natural gas through December 2011 at the weighted-average cost of $4.14 per MMBtu ($5.1 million).
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
We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility through at least December 2053. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, no asset retirement obligations have been recognized except for $75,000 to retire an injection well at the Pryor Facility. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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
The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, and believes that if it is required to meet the more restrictive dissolved minerals permit levels, it should be able to do so. However, as part of our long-term compliance plan, EDC is pursuing a rulemaking and permit modification with the ADEQ. The ADEQ approved a rule change, but on August 31, 2011, the United States Environmental Protection Agency (“EPA”) formally disapproved the rule change. EDC has filed an appeal of the EPA’s decision in Federal District Court in El Dorado, Arkansas. EDC has intermittently failed the more restrictive dissolved minerals permit limits while the rulemaking has been pursued. However, we do not believe that the occasional noncompliance will have a material adverse impact on EDC. While we are hopeful that EDC will prevail in the appeal, it is unknown how the Court will rule. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline is operational as discussed below.
During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC has provided the EPA a response which states that the El Dorado Facility is now in compliance with the permit, that the El Dorado Facility expects to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. In June 2011, EDC received an Administrative Complaint from the EPA acknowledging EDC had achieved compliance with the 2004 NPDES permit but has assessed a penalty of $124,000 for past violations of the permit. EDC has met, and continues to meet, with the EPA to explain its objections against the proposed penalty. However, a liability of $124,000 has been established at September 30, 2011 as a result of the Administrative Complaint.
The city of El Dorado, Arkansas received approval to construct a pipeline for disposal of wastewater generated by the city and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, EDC will participate in the construction of the pipeline that will be owned by the city in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million, of which $0.4 million has been capitalized as of September 30, 2011. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.
In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2011, in connection with this matter.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)
2. Air Matters
The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown, Texas nitric acid plant operated by EDN (the “Baytown Facility”) under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be required is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.
Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at September 30, 2011, in connection with this matter.
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
Currently, it is unknown what damages, if any, the KDHE would claim, if any. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are not currently defined and the associated costs (or range of costs) are not reasonably estimable.
At September 30, 2011, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $165,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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
The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. We intend to contest the lawsuit vigorously, and have asserted that Jayhawk is bound by an agreement to settle the claims for $100,000. On April 28, 2011, the court granted Golsen’s summary judgment motion, and dismissed all claims against Golsen. During September 2011, this case was tried before the court in the United States District Court for the District of Kansas. We are awaiting the court’s decision in this matter. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and on behalf of Golsen and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at September 30, 2011 as a result of this matter.
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 10: Commitments and Contingencies (continued)
Other Claims and Legal Actions
We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At September 30, 2011, our accrued general liability insurance claims were $1,145,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different than our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.
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
The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2011, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.29% and the total estimated market weighted-average receive rate of 1.06%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts. The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At September 30, 2011, the valuations ($1.50 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($1.50 to $3.00) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in sales agreements entered into during the first nine months of 2011, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.
In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations. At December 31, 2010, the valuations ($3.25 per carbon credit) of contracts classified as Level 3 related to carbon credits and contractual obligations associated with these carbon credits.
Commodities Contracts
Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts are generally accounted for on a mark-to-market basis. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound. At September 30, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through December 2011 at a weighted-average cost of $4.44 per pound. At December 31, 2010, our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu. At September 30, 2011, we did not have any futures/forward natural gas contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
Foreign Exchange Contracts
One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate of 1.26 (U.S. Dollar/Euro). At September 30, 2011, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.
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
These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During the nine months ended September 30, 2011 and 2010, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.
Carbon Credits and Associated Contractual Obligation
During December 2010 and May 2011, we were issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer (the “Bayer Agreement”), a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2010, we had approximately 198,000 carbon credits, all of which were subject to contractual obligations. At September 30, 2011, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

		Fair Value Measurements at
		September 30, 2011 Using
		Quoted Prices	Significant
	Total Fair	in Active	Other	Significant	Total Fair
	Value at	Markets for	Observable	Unobservable	Value at
	September 30,	Identical Assets	Inputs	Inputs	December 31,
Description	2011	(Level 1)	(Level 2)	(Level 3)	2010
	(In Thousands)

Assets — Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$761
Carbon credits	7	—	—	7	644
Foreign exchange contracts	—	—	—	—	49

Total	$7	$—	$—	$7	$1,454

Liabilities — Current and noncurrent accrued and other liabilities:
Commodities contracts	$482	$482	$—	$—	$—
Contractual obligations — carbon credits	7	—	—	7	644
Interest rate contracts	2,530	—	2,530	—	1,895

Total	$3,019	$482	$2,530	$7	$2,539

During the nine months ended September 30, 2011 and 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine and three months ended September 30, 2011 (not applicable for the nine and three months ended September 30, 2010):

	Nine Months Ended		Three Months Ended
	September 30, 2011		September 30, 2011
	Assets	Liabilities	Assets	Liabilities
	(In Thousands)
Beginning balance	$644	$(644)	$9	$(7)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gain (loss) included in earnings	1,028	(936)	(2)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(1,665)	—	—	—
Settlements	—	1,573	—	—

Ending balance	$7	$(7)	$7	$(7)

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales — Commodities contracts	$(624)	$(764)	$(430)	$140
Cost of sales — Foreign exchange contracts	46	42	—	66
Other income — Carbon credits	1,028	—	(2)	—
Other expense — Contractual obligations relating to carbon credits	(936)	—	—	—
Interest expense — Interest rate contracts	(1,825)	(1,512)	(799)	(375)

	$(2,311)	$(2,234)	$(1,231)	$(169)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales — Commodities contracts	$(482)	$141	$(430)	$342
Other income — Carbon credits	7	66	(2)	66
Other expense — Contractual obligations relating to carbon credits	(7)	—	—	—
Interest expense — Interest rate contracts	(635)	(344)	(395)	4

	$(1,117)	$(137)	$(827)	$412

The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.
Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At September 30, 2011 and December 31, 2010, the fair value for variable interest rate debt (excluding the secured term loan at December 31, 2010) is believed to approximate their carrying value. At December 31, 2010, the estimated fair value of the secured term loan is based on defined LIBOR rates plus 6% utilizing information obtained from the lender. The fair values of fixed interest rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At September 30, 2011, the estimated fair value of the 2007 Debentures is based on the conversion rate and market price of LSB common stock. At December 31, 2010, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The estimated fair value and carrying value of our long-term debt are as follows:

	September 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
	(In Thousands)
Variable Interest Rate:
Secured Term Loan (1)	$73,125	$73,125	$26,721	$48,773
Working Capital Revolver Loan	—	—	—	—
Other debt (2)	—	—	2,437	2,437

Fixed Interest Rate:
5.5% Convertible Senior Subordinated Notes	522	500	27,976	26,900
Other bank debt and equipment financing	9,631	9,679	17,251	17,282

	$83,278	$83,304	$74,385	$95,392

(1)	Includes a fixed interest rate of 5.15% on the principal amount of $24.4 million at September 30, 2011.

(2)	At December 31, 2010, the balance includes a variable interest rate debt agreement with a minimum interest rate of 6%, which interest rate was 6%.
Note 12: Income Taxes Provisions for income taxes are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Current:
Federal	$24,497	$5,059	$2,583	$586
State	6,869	1,437	1,200	263

Total current provisions	$31,366	$6,496	$3,783	$849

Deferred:
Federal	$1,932	$2,026	$554	$1,800
State	284	299	96	281

Total deferred provisions	2,216	2,325	650	2,081

Provisions for income taxes	$33,582	$8,821	$4,433	$2,930

For the nine and three months ended September 30, 2011 and 2010, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the nine and three months ended September 30, 2011 and 2010, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions. At December 31, 2010, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $7,200,000 that begin expiring in 2011.
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

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 12: Income Taxes (continued)
The tax provision for the nine months ended September 30, 2011 and 2010 was $33,582,000 (37% of pre-tax income) and $8,821,000 (43% of pre-tax income), respectively.
We had approximately $764,000 and $700,000 accrued for uncertain tax liabilities at September 30, 2011 and December 31, 2010, respectively, which are included in current and noncurrent accrued and other liabilities.
LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2008-2010 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Currently we are under examination by the IRS and certain state tax authorities for the tax years 2007-2010.
Note 13: Other Expense, Other Income and Non-Operating Other Income (Expense), net

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$996	$508	$101	$249
Loss on contractual obligations associated with carbon credits	936	—	—	—
Other miscellaneous expense (1)	600	67	48	24

Total other expense	$2,532	$575	$149	$273

Other income:
Gain on carbon credits	$1,028	$—	$(2)	$—
Settlements of litigation and potential litigation (2)	757	—	—	—
Property insurance recoveries in excess of losses incurred (3)	—	3,982	—	3,243
Miscellaneous income (1)	250	197	60	30

Total other income	$2,035	$4,179	$58	$3,273

Non-operating other income (expense), net:
Interest income	$61	$107	$20	$30
Miscellaneous income (1)	—	1	—	1
Miscellaneous expense (1)	(58)	(60)	(22)	(21)

Total non-operating other income (expense), net	$3	$48	$(2)	$10

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

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

(3)	Amount relates to recoveries from property insurance claims associated with our Chemical Business.
Note 14: Business Interruption Insurance Claim and Recovery In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or urea ammonium nitrate (“UAN”) during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During the nine months ended September 30, 2011, we recognized an insurance recovery of $8.6 million relating to this business interruption claim, which was recorded as a reduction to cost of sales. As of September 30, 2011, we do not have any remaining insurance claims associated with our business interruption coverage relating to this event.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 15: Segment Information

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Net sales:
Climate Control	$212,628	$178,045	$71,804	$64,546
Chemical (1)	369,820	253,828	102,769	72,578
Other	7,444	5,877	2,207	1,824

	$589,892	$437,750	$176,780	$138,948

Gross profit: (2)
Climate Control	$67,689	$60,195	$22,808	$22,964
Chemical (1)	89,789	30,631	10,677	5,871
Other	2,719	2,027	772	604

	$160,197	$92,853	$34,257	$29,439

Operating income: (3)
Climate Control	$26,357	$22,632	$8,738	$10,112
Chemical (1)	78,923	12,310	7,105	1,247
General corporate expenses and other business operations, net (4)	(10,477)	(9,246)	(3,351)	(2,889)

	94,803	25,696	12,492	8,470
Interest expense	(5,481)	(5,943)	(1,901)	(1,864)
Losses on extinguishment of debt	(136)	(52)	—	—
Non-operating other income (expense), net:
Climate Control	1	1	—	—
Chemical	1	6	—	1
Corporate and other business operations	1	41	(2)	9
Provisions for income taxes	(33,582)	(8,821)	(4,433)	(2,930)
Equity in earnings of affiliate-Climate Control	375	719	168	191

Income from continuing operations	$55,982	$11,647	$6,324	$3,877

(1)
During most of the first nine months of 2011, the Pryor Facility had sustained production of anhydrous ammonia and UAN compared to limited production during the first nine months of 2010. For the nine and three months ended September 30, 2011, the Pryor Facility had net sales to unrelated third parties of $63.3 million and $10.5 million, respectively and operating income of $30.6 million and $0.1 million, respectively, resulting from those sales and an insurance recovery of $8.6 million recognized during the first nine months of 2011 relating to a business interruption claim, which was recorded as a reduction to cost of sales. In addition for the nine and three months ended September 30, 2011, the Chemical Business realized a net benefit of $4.4 million and $0.6 million, respectively, from the utilization by our other facilities of lower cost ammonia produced at the Pryor Facility. For the nine and three months ended September 30, 2010, the Pryor Facility had net sales to unrelated third parties of $7.8 million and $1.8 million and an operating loss of $11.2 million and $3.2 million, respectively. Due to limited and intermittent production at the Pryor Facility during the first nine months of 2010, most of its operating loss related to nonproduction-related expenses incurred and were classified as selling, general and administrative expenses (“SG&A”).

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
(Unaudited)

Note 15: Segment Information (continued)

(4)
The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Gross profit-Other	$2,719	$2,027	$772	$604
Selling, general and administrative:
Personnel costs	(6,338)	(6,054)	(2,187)	(1,787)
Professional fees	(3,046)	(3,105)	(957)	(1,180)
All other	(3,420)	(2,333)	(909)	(682)

Total selling, general and administrative	(12,804)	(11,492)	(4,053)	(3,649)

Other income	102	230	26	160
Other expense	(494)	(11)	(96)	(4)

Total general corporate expenses and other business operations, net	$(10,477)	$(9,246)	$(3,351)	$(2,889)

Information about our total assets by industry segment is as follows:

	September 30,	December 31,
	2011	2010
	(In Thousands)
Climate Control	$122,790	$112,894
Chemical	215,294	179,033
Corporate assets and other	132,276	96,054

Total assets	$470,360	$387,981

Note 16: Related Party Transactions
Golsen Group
In January 2010, we paid interest of $137,500 relating to $5,000,000 of the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2009. In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. During the nine months ended September 30, 2010, we incurred interest expense of $206,250 relating to the debentures held by the Golsen Group, of which $137,500 was paid in June 2010.
In January 2011, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. In July 2011, the Golsen Group converted $2,000,000 of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures. During the nine months ended September 30, 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In addition in July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.
The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively.

LSB INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Note 16: Related Party Transactions (continued)
Landmark Transactions
As approved by a special committee of our board of directors, in May 2011, Prime Financial L.L.C. (“Prime”), a subsidiary of LSB, entered into an agreement (the “First Purchase Agreement”) to purchase from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Oklahoma City, Oklahoma (the “Oklahoma Real Estate”) for the purchase price of $2,250,000, which transaction was consummated in June 2011. The First Purchase Agreement grants Prime put options to sell the Oklahoma Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. The put option may be exercised during the sixth year following Prime’s purchase of the Oklahoma Real Estate. If a put option is exercised, the purchase price for the Oklahoma Real Estate will be $2,250,000, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the First Purchase Agreement, subject to certain adjustments. For financial reporting purposes, no value from the purchase price was allocated to the put options because the appraised value of the Oklahoma Real Estate exceeded the purchase price.
As approved by a special committee of our board of directors, in September 2011, Prime entered into an agreement (the “Second Purchase Agreement”) to purchase from Landmark certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of $2,500,000, which transaction is expected to consummate during the fourth quarter of 2011. The Second Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Barton. The put option may be exercised during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be $2,500,000, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Second Purchase Agreement, subject to certain adjustments. The Second Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options.
Landmark has also agreed to enter into a separate agreement at the closing to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.
Jack E. Golsen (“Golsen”), our chairman of the board of directors and chief executive officer and another individual previously formed a limited liability company (“LLC”), and each contributed $1,000,000 to the LLC. The LLC subsequently loaned Landmark approximately $2,000,000. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1,100,000, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the First and Second Purchase Agreements, until the expiration of the put options, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option. Further, Golsen has agreed under the Second Purchase Agreement that no portion of the purchase price shall be used by Landmark to repay any indebtedness owing to Golsen.
In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing and determining whether the LSB should purchase the Oklahoma and Texas Real Estate. Also the special committee believed, based on an analysis of a real estate consultant, that the price that we were to pay for the properties approximated the market value, and also believed that these properties, when developed, have the potential to establish a model geothermal community.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our September 30, 2011 condensed consolidated financial statements. Certain statements contained in this MD&A may be deemed forward-looking statements. See “Special Note Regarding Forward-Looking Statements”.
Overview
General
LSB is a manufacturing, marketing and engineering company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:
•
Climate Control Business manufactures and sells a broad range of air conditioning and heating products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first nine months of 2011, approximately 36% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia, industrial and fertilizer grade ammonium nitrate (“AN”), UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For the first nine months of 2011, approximately 63% of our consolidated net sales relates to the Chemical Business.

During most of the first nine months of 2011, the Pryor Facility had sustained production of anhydrous ammonia and UAN compared to limited production during the first nine months of 2010. Also as discussed below under “Chemical Business”, during the third quarter of 2011, planned major maintenance activities (“Turnarounds”) were performed at the Pryor, Cherokee, and El Dorado Facilities, which along with unplanned maintenance downtime, resulted in lower production, fixed overhead absorption and sales for the quarter.
Economic Conditions
Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions.
Climate Control Business — Sales for the first nine months of 2011 were 19% higher than the same period in 2010, including a 64% increase in hydronic fan coil sales, an 11% increase in geothermal and water source heat pump sales, and a 14% increase in other HVAC sales. From a market sector perspective, the increase is due to a 28% improvement in commercial/institutional product sales partially offset by a 6% decrease in residential product sales. The improvement in commercial/institutional sales was in all major product lines and was primarily related to the increased backlog of customer orders for our products entering into 2011 resulting from increases in the level of customer orders in prior quarters. For the first nine months of 2011, sales and order levels of our residential products decreased from the comparable period in 2010 reflecting the slowdown in new residential construction. The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that in 2011 both commercial/institutional construction and residential construction sectors we serve are expected to decline slightly from 2010 levels. The National Architectural Billings Index published by American Institute of Architects (“AIA”) continues to swing between increasing and decreasing design activity with no significant developing trends due to the weak economy.
Chemical Business — Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first nine months of 2011, approximately 56% of our Chemical Business’ sales were into industrial and mining markets of which approximately 64% of these sales are to customers that have contractual obligations to purchase a minimum quantity or allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first nine months of 2011, customer demand for our industrial products increased over the same period in 2010. However, we have begun to see some softening of demand for certain of our industrial chemical and agricultural grade AN products during the recent weeks, which could result in a reduction to the operating rates at the El Dorado Facility in the fourth quarter.

The remaining 44% of our Chemical Business’ sales in the first nine months of 2011 were made into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. Our Cherokee and Pryor Facilities produce anhydrous ammonia from natural gas and UAN from ammonia. During the first nine months of 2011, agricultural customer demand for and the selling prices of ammonia and UAN continued to increase while natural gas prices were generally lower compared to the same period of 2010. As a result, gross profit increased significantly at these two facilities. On the other hand, our El Dorado Facility is at a current cost disadvantage for their agricultural grade AN, which is produced from purchased ammonia, compared to competitive product produced from natural gas. Based on Fertecon and FMB Ammonia reports, purchased ammonia is in tight supply globally and the U.S. Tampa price increased significantly in the third quarter and is expected to continue to increase in the fourth quarter. Currently, certain of the El Dorado Facility’s mid-south market area for agricultural grade AN remains in a drought condition, which is negatively affecting customer demand for that product. As a result, we are shipping agricultural grade AN to other freight logical markets and are attempting to divert production capacity to other products to help mitigate the negative effects of the drought.
Results for the Third Quarter of 2011
Our consolidated net sales for the third quarter of 2011 were $176.8 million compared to $138.9 million for the same period in 2010. The sales increase of approximately $37.9 million includes an increase of $30.2 million in our Chemical Business and an increase of $7.3 million in our Climate Control Business.
Our Chemical Business’ operating income increased $5.9 million to $7.1 million. Our Climate Control Business’ operating income decreased $1.4 million to $8.7 million.
Our resulting effective income tax rate for the third quarter of 2011 was approximately 41% compared to 44% for the third quarter of 2010.
Climate Control Business
Our Climate Control sales for the third quarter of 2011 were $71.8 million, or $7.3 million higher than the same period of 2010, comprised of approximately $2.5 million increase in geothermal and water source heat pump sales and a $5.3 million increase in hydronic fan coil sales, partially offset by a $0.5 million decrease in other HVAC sales. From a market sector perspective, there was a $9.3 million improvement in commercial/institutional product sales partially offset by an approximately $2.0 million decrease in residential product sales. The improvement in the commercial/institutional sector of our business is primarily attributable to a higher beginning backlog. The decline in the residential sector is related to the soft housing market.
We continue to closely follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:
•	Education
•	Single-Family Residential
•	Multi-Family Residential
•	Healthcare
•	Hospitality
•	Government/Public
•	Retail

•	Industrial

During the third quarter of 2011, approximately 79% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 21% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.
For the third quarter of 2011, the product order intake level was $65.7 million as compared to $64.3 million for the second quarter of 2011; $71.6 million for the first quarter of 2011; $61.3 million for the fourth quarter of 2010; and $67.5 million for the third quarter of 2010. For the third quarter of 2011, product orders for commercial/institutional products decreased 4% whereas residential product orders increased 2% as compared to the same period of 2010. Order levels between quarters may be uneven and should not be taken as a strong indication of either deterioration or improvement in a particular sector that we serve, although, in general, our order levels reflect the slowdown in the economic recovery. Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval.
Our order backlog was $48.4 million at September 30, 2011 as compared to $49.9 million at June 30, 2011; $58.3 million at March 31, 2011; $47.6 million at December 31, 2010; and $54.8 million at September 30, 2010. The backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.
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
As previously reported, we expect a slow recovery in the short-term and it is currently unclear when we will return to pre-recession levels. We continue to increase our sales and marketing efforts for all of our Climate Control products, primarily to expand the market for and application of our products, including GHPs.
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
Our Chemical Business sales for the third quarter of 2011 were $102.8 million, an increase of $30.2 million. Sales increased across all product lines due to both increased pricing and volume. Sales from our Pryor Facility to unrelated parties were $10.5 million during the third quarter of 2011 compared to $1.8 million for the same period in 2010, with the majority of these sales going into the agricultural market. Agricultural sales for the third quarter of 2011 were $30.1 million compared to $18.5 million for the same period in 2010 primarily due to the increased sales volume from our Pryor Facility, higher selling prices of nitrogen fertilizer, partially offset by lower sales volume of agricultural grade AN due to drought conditions in certain of the El Dorado Facility’s market areas. In addition, increases in raw material feedstock costs resulted in higher selling prices to certain industrial and mining customers that have contractual obligations allowing us to recover our costs.
The Chemical Business operating income for the third quarter of 2011 was $7.1 million or $5.9 million higher than the third quarter of 2010 primarily as a result of increased sales volume and higher margins on UAN produced at Cherokee and Pryor Facilities.

Although our Chemical Business results for the third quarter were improved over last year, historically our third quarter results are typically lower than the other three quarters of the year due to Turnarounds. Our Turnarounds are usually scheduled during the third quarter when we are past our major fertilizer production and sales season. As a result, agricultural sales are seasonally lower, Turnaround costs are expensed as incurred, and a significant amount of fixed overhead absorption is lost when our plants are not producing during the Turnarounds resulting in seasonally lower operating income than in other periods.
Our operating income during the third quarter of 2011 was significantly lower than it would otherwise have been primarily because the Pryor Facility’s anhydrous ammonia plant was down for a Turnaround considerably longer than originally anticipated and for unplanned maintenance. As a result, the Pryor Facility’s production of anhydrous ammonia and UAN was only 70% of the production volume experienced during the second quarter of 2011, thereby reducing fixed overhead absorption and limiting sales volume.
During October 2011, the Pryor Facility’s production rate, expressed in tons per day, is approximately the same as in the second quarter. The demand for anhydrous ammonia and UAN is strong. A significant percentage of the fourth quarter production capacity of these two agricultural products has been presold on firm sales commitments. In addition, approximately 65% of our projected natural gas consumption for the fourth quarter is covered by purchase commitments or customer pricing agreements that pass through the cost of natural gas.
The percentage change in sales (volume and dollars) for the third quarter of 2011 compared to the third quarter of 2010 is as follows:

	Percentage Change of
	Tons	Dollars
	Increase
Chemical products:
Agricultural	22%	63%
Industrial acids and other	9%	42%
Mining	1%	25%
Total weighted-average change	9%	42%
The increase in agricultural tons and dollars is due to increased tons of ammonia and UAN sales partially offset by lower tons of agricultural grade AN. The lower production of agricultural grade AN was primarily due to intermittent production issues, drought conditions in our primary Texas market area, and increased industrial acid sales volumes, which reduced the amount of acid available for conversion into AN. In addition, our Chemical Business experienced higher selling prices for all of our agricultural nitrogen fertilizers.
The increase in industrial acids and mining sales was partially due to improved economic conditions resulting in increased customer demand, but primarily resulted from higher ammonia prices in the third quarter of 2011 that were passed through in the selling price pursuant to pricing arrangements with certain customers.
As indicated above under “Overview — General”, the Pryor Facility continued production of ammonia and UAN during the third quarter of 2011 after the completion of the Turnaround. During the third quarter of 2011, the production rate for ammonia (excluding Turnaround and unplanned downtime) was approximately 500 tons per day (“TPD”). The production rate for UAN (excluding Turnaround and unplanned downtime) was approximately 800 TPD.
During the third quarter of 2010, the Pryor Facility was unable to produce anhydrous ammonia or UAN due to a pipe failure and fire in June 2010 that damaged the ammonia plant’s primary reformer. As a result, the Pryor Facility’s overhead and other costs of approximately $6.2 million during the third quarter of 2010 were expensed as incurred. Costs associated with a Turnaround of $1.3 million were charged to cost of sales. As a result of the absence of production during the third quarter of 2010, the remaining $4.9 million included $4.6 million charged to SG&A and $0.3 million to other expense. In addition during the third quarter of 2010, the Pryor Facility recognized other income of $2.8 million relating a property insurance claim.

Our primary raw material feedstocks (anhydrous ammonia, natural gas and sulfur), which we generally purchase at prices in effect at the time of delivery, are commodities subject to significant price fluctuations. During the third quarter of 2011, the average prices for those commodities compared to the same period in 2010 were as follows:

	2011	2010
Natural gas average price per MMBtu based upon Tennessee 500 pipeline pricing point	$4.40	$4.67

Ammonia average price based upon low Tampa price per metric ton	$574	$386

Sulfur price based upon Tampa average quarterly price per long ton	$220	$95

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.
Business Interruption Insurance Claim and Recovery
In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During the nine months ended September 30, 2011, we recognized an insurance recovery of $8.6 million relating to this business interruption claim, which was recorded as a reduction to cost of sales. As of September 30, 2011, we do not have any remaining insurance claims associated with our business interruption coverage relating to this event.
Liquidity and Capital Resources
The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	September 30,	December 31,
	2011	2010
	(Dollars In Millions)
Cash and cash equivalents	$108.0	$66.9
Short-term investments (1)	—	10.0

	$108.0	$76.9

Long-term debt:
2007 Debentures	$0.5	$26.9
Secured Term Loan	73.1	48.8
Other	9.7	19.7

Total long-term debt, including current portion	$83.3	$95.4

Total stockholders’ equity	$264.2	$179.4

Long-term debt to stockholders’ equity ratio (2)	0.3	0.5

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

At September 30, 2011, our cash and cash equivalents totaled $108.0 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.
For the fourth quarter of 2011, we expect our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.
As previously reported, during March 2011, one of the holders of the 2007 Debentures converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock in accordance with the conversion terms of the debentures. In addition, during July 2011, an additional $2.0 million was converted as discussed below under “Related Party Transactions”. As of September 30, 2011, only $0.5 million of the 2007 Debentures remain outstanding, all of which were converted into 18,200 shares of LSB common stock in October 2011.
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
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At September 30, 2011, the resulting weighted-average interest rate was approximately 3.96%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.
Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.
The Working Capital Revolver Loan, which certain subsidiaries (the “Borrowers”) are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2011, we had approximately $48.6 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit. We consider the Working Capital Revolver Loan to be important to our overall capital structure and our current intention is to negotiate a renewal on or before maturity of April 2012.
The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Subordinated Debentures and Loan Agreements — Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe our working capital is adequate to fund operations for the near term.
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

Income Taxes
We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2008-2010 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. Currently, we are under examination by the IRS and certain state tax authorities for the tax years 2007-2010.
We believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $764,000 and $700,000 accrued for uncertain tax liabilities at September 30, 2011 and December 31, 2010, respectively.
Capital Expenditures
Capital Expenditures-First Nine Months of 2011
Cash used for capital expenditures during the first nine months of 2011 was $31.1 million, including $4.3 million primarily for production equipment and other upgrades for additional capacity in our Climate Control Business and $24.5 million for our Chemical Business, primarily for process and reliability improvements of our operating facilities. During the first nine months of 2011, we had capital expenditures of $0.4 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were primarily funded from working capital.
Committed and Planned Capital Expenditures-Fourth Quarter of 2011
At September 30, 2011, we had committed capital expenditures of approximately $11.4 million for the fourth quarter of 2011. The committed expenditures included $10.6 million in the Chemical Business. The Chemical Business committed capital expenditures included $6.4 million for process and reliability improvements; $3.7 million for plant expansion at our Pryor Facility; and $0.4 million to maintain compliance with environmental laws, regulations and guidelines including costs associated with the wastewater pipeline discussed below. In addition, our commitments included $0.8 million in our Climate Control Business primarily for facility upgrades and production equipment. We plan to fund these expenditures from available cash and working capital.
In addition to committed capital expenditures at September 30, 2011, we had additional planned capital expenditures for the fourth quarter of 2011 in our Chemical Business of approximately $3.4 million and in our Climate Control Business of approximately $3.0 million.
The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for the fourth quarter of 2011.
Wastewater Pipeline
The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. During April 2011, certain companies, including EDC, and the city of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline. EDC anticipates its capital cost in connection with the construction of the pipeline including EDC’s right to use the pipeline to dispose of its wastewater will be approximately $4.0 million, of which $0.4 million has been capitalized as of September 30, 2011. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

Information Request from EPA
The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be imposed is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.
Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility. We are currently unable to determine the amount (or range of amounts) of any penalties that may be assessed by the EPA. Therefore no liability has been established at September 30, 2011, in connection with this matter.
Advanced Manufacturing Energy Credits
On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code § 48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award is based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. We anticipate utilizing approximately $0.8 million of these tax credits to partially offset our federal income tax liability for 2011.
Transactions with Landmark
As previously reported and as approved by a special committee of our board of directors, in May 2011, Prime Financial L.L.C. (“Prime”), a subsidiary of LSB, entered into an agreement (the “First Purchase Agreement”) to purchase from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Oklahoma City, Oklahoma (the “Oklahoma Real Estate”) for the purchase price of $2.25 million, which transaction was consummated in June 2011 and funded from working capital. The First Purchase Agreement grants Prime put options to sell the Oklahoma Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. The put option may be exercised during the sixth year following Prime’s purchase of the Oklahoma Real Estate. If a put option is exercised, the purchase price for the Oklahoma Real Estate will be $2.25 million, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the First Purchase Agreement, subject to certain adjustments. For financial reporting purposes, no value from the purchase price was allocated to the put options because the appraised value of the Oklahoma Real Estate exceeded the purchase price.
As previously reported and as approved by a special committee of our board of directors, in September 2011, Prime entered into an agreement (the “Second Purchase Agreement”) to purchase from Landmark certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of $2.5 million, which transaction is expected to consummate during the fourth quarter of 2011 and be funded from working capital. The Second Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Barton. The put option may be exercised during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be $2.5 million, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Second Purchase Agreement, subject to certain adjustments. The Second Purchase Agreement also grants Prime warrants to purchase up to one million shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options.
Landmark has also agreed to enter into a separate agreement at the closing to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.

As previously reported, Jack E. Golsen (“Golsen”), our chairman of the board of directors and chief executive officer and another individual previously formed a limited liability company (“LLC”), and each contributed $1.0 million to the LLC. The LLC subsequently loaned Landmark approximately $2.0 million. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1.1 million, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the First and Second Purchase Agreements, until the expiration of the put options, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option. Further, Golsen has agreed under the Second Purchase Agreement that no portion of the purchase price shall be used by Landmark to repay any indebtedness owing to Golsen.
In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing and determining whether the LSB should purchase the Oklahoma and Texas Real Estate. Also the special committee believed, based on an analysis of a real estate consultant, that the price that we were to pay for the properties approximated the market value, and also believed that these properties, when developed, have the potential to establish a model geothermal community.
Plant Turnaround Costs
Our Chemical Business expenses the costs of Turnarounds as they are incurred. During the third quarter of 2011, we incurred $6.3 million of Turnaround costs compared to approximately $3.9 million for the same period of 2010. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. Based on our current plan for Turnarounds during the fourth quarter of 2011, we currently estimate that we will incur approximately $1.0 million of Turnaround costs. However, it is possible that the timing and actual costs of our Turnarounds could be significantly different from our estimates.
Expenses Associated with Environmental Regulatory Compliance
Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $3.7 million in the first nine months of 2011 in connection with environmental regulatory issues. For the fourth quarter of 2011, we expect to incur expenses ranging from $0.9 million to $1.0 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.
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

Holders of our common stock and preferred stocks are entitled to receive dividends only when and if declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2011.
During the first nine months of 2011, dividends totaling $304,700 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:
•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000;

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000; and

•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $4,700.
All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during the first nine months of 2011. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.
Compliance with Long — Term Debt Covenants
As discussed below under “Subordinated Debentures and Loan Agreements — Terms and Conditions”, the Working Capital Revolver Loan and Secured Term Loan of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for the fourth quarter of 2011.

Loan Agreements — Terms and Conditions
Working Capital Revolver Loan - ThermaClime’s Working Capital Revolver Loan is available to fund its working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, ThermaClime and its subsidiaries may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At September 30, 2011, there were no outstanding borrowings. In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $48.6 million at September 30, 2011, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25.0 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. As of September 30, 2011 and as defined in the agreement, ThermaClime’s EBITDA was approximately $89.6 million; the fixed charge coverage ratio was 6.8 to 1; and the senior leverage coverage ratio was 0.8 to 1.
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
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At September 30, 2011, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.36% on the principal amount of $48.7 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $24.4 million. At September 30, 2011, the resulting weighted-average interest rate was approximately 3.96%.
The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $68 million at September 30, 2011.
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At September 30, 2011, the carrying value of the restricted net assets of ThermaClime and its subsidiaries was approximately $84 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of September 30, 2011 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.2 to 1 and the leverage coverage ratio was 0.9 to 1.
The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.
A prepayment premium equal to 2.5% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2012. This premium is reduced to 1.0% during the following 24-month period and is eliminated thereafter.
Cross-Default Provisions - The Working Capital Revolver Loan and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.
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

Related Party Transactions
Golsen Group
In January 2011, we paid interest of $137,500 relating to the debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. In July 2011, the Golsen Group converted $2,000,000 principal amount of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the term of the 2007 Debentures. During the nine months ended September 30, 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In addition in July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.
Also see discussion under “Liquidity and Capital Resources — Transactions with Landmark.”
Results of Operations
Nine Months Ended September 30, 2011 Compared To Nine Months Ended September 30, 2010
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$136,644	$122,967	$13,677	11.1%
Hydronic fan coils	43,689	26,711	16,978	63.6%
Other HVAC products	32,295	28,367	3,928	13.8%

Total Climate Control	$212,628	$178,045	$34,583	19.4%

Gross profit — Climate Control	$67,689	$60,195	$7,494	12.4%

Gross profit percentage — Climate Control (1)	31.8%	33.8%	(2.0)%

Operating income — Climate Control	$26,357	$22,632	$3,725	16.5%

(1)	As a percentage of net sales
Net Sales — Climate Control
•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 21% improvement in sales of our commercial products due to the higher backlog at the beginning of 2011 and stronger product order levels during the first nine months of 2011 partially offset by a 6% decline in sales of our residential products primarily due to lower product order levels in the first nine months of 2011. During the first nine months of 2011, we continued to maintain a market share leadership position of approximately 41%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased primarily due to a 34% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 22% increase in the average unit sales price due to change in product mix. During the first nine months of 2011, we continued to have a market share leadership position of approximately 31% based on preliminary market data supplied by the AHRI;

•	Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our large custom air handlers, modular chillers, and engineering and construction services.

Gross Profit — Climate Control
The increase in gross profit in our Climate Control Business was primarily the result of higher sales volume as discussed above. The gross profit percentage declined primarily as a result of higher material costs and a higher mix of commercial products having a lower gross margin than residential products.
Operating Income — Climate Control
Operating income increased as a result of the increase in gross profit as discussed above partially offset by an increase in variable expenses related primarily to warranty expenses of $2.2 million due to increased sales volume and the impact of increasing our warranty coverage period for certain products effective during 2010. In addition, freight expenses increased $1.3 million due to increased sales volume and the impact from changes in customer/product mix.
Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$163,060	$94,018	$69,042	73.4%
Industrial acids and other chemical products	124,038	94,058	29,980	31.9%
Mining products	82,722	65,752	16,970	25.8%

Total Chemical	$369,820	$253,828	$115,992	45.7%

Gross profit — Chemical	$89,789	$30,631	$59,158	193.1%

Gross profit percentage — Chemical (1)	24.3%	12.1%	12.2%

Operating income — Chemical	$78,923	$12,310	$66,613	541.1%

(1)	As a percentage of net sales
Net Sales — Chemical
The El Dorado and Cherokee Facilities produce all the chemical products described in the table above and the Baytown Facility produces only industrial acids. The Pryor Facility, which began sustained production in the fourth quarter of 2010, produces agricultural and industrial chemical products. For the first nine months of 2011, overall sales prices for the Chemical Business increased 31% and the volume of tons sold increased 12%, compared with the same period of 2010, generally as a result of the following:
•
Agricultural products sales — Agricultural products sales increased $69.0 million, or 73%, primarily due to increased sales volumes and selling prices for UAN, partially offset by lower sales of agricultural grade AN. Tons of agricultural products sold increased 31% including 116,000 tons of UAN and 20,000 tons of ammonia from the Pryor Facility. The increase in UAN sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices.

•
Industrial acids and other chemical products sales — Industrial acids and other products sales increased $30.0 million, or 32%, primarily due to new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales — Mining products sales increased $17.0 million, or 26% and volumes increased 7%. Sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agreed to purchase, and we agreed to reserve certain minimum volumes of industrial grade AN during 2011. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and amounts associated with the reserved capacity despite not taking the total minimum volume requirement during the first nine months of 2011.

Gross Profit — Chemical
The increase in gross profit of $59.2 million primarily relates to an increase of $46.7 million on the increase in agricultural products sales reflecting a much stronger demand for UAN accompanied by lower cost per ton as the result of higher volumes, improved production efficiencies and positive results attributable to the Pryor Facility. The increase in gross profit percentage was attributable to the favorable sales mix of the higher margin UAN product including, but not limited, to the Pryor Facility sales in 2011. In addition, we recognized an $8.6 million business interruption recovery in 2011.
Operating Income — Chemical
In addition to the increase in gross profit of $59.2 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $2.8 million for the first nine months of 2011 compared to $13.4 million for the same period of 2010. Due to limited and intermittent production at the Pryor Facility during the first nine months of 2010, costs identifiable with production were classified as cost of sales and the remaining operational expenses were primarily classified as SG&A. This increase in operating income was partially offset by a gain of $3.9 million from property insurance recoveries received in 2010.
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

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales — Other	$7,444	$5,877	$1,567	26.7%

Gross profit — Other	$2,719	$2,027	$692	34.1%

Gross profit percentage — Other (1)	36.5%	34.5%	2.0%

General corporate expense and other business operations, net	$(10,477)	$(9,246)	$(1,231)	13.3%

(1)	As a percentage of net sales
Provision For Income Taxes
The provision for income taxes for the first nine months of 2011 was $33.6 million compared to $8.8 million for the first nine months of 2010. The resulting effective tax rate for the first nine months of 2011 was 37% compared to 43% for the same period in 2010. As previously reported, during June 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for the first nine months of 2010.

Three Months Ended September 30, 2011 Compared To Three Months Ended September 30, 2010
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$46,458	$44,006	$2,452	5.6%
Hydronic fan coils	15,806	10,506	5,300	50.4%
Other HVAC products	9,540	10,034	(494)	(4.9)%

Total Climate Control	$71,804	$64,546	$7,258	11.2%

Gross profit — Climate Control	$22,808	$22,964	$(156)	(0.7)%

Gross profit percentage — Climate Control (1)	31.8%	35.6%	(3.8)%

Operating income — Climate Control	$8,738	$10,112	$(1,374)	(13.6)%

(1)	As a percentage of net sales
Net Sales — Climate Control
•
Net sales of our geothermal and water source heat pump products increased 6% primarily as a result of a 20% improvement in sales of our commercial products primarily due to the higher backlog at the beginning of third quarter of 2011 partially offset by a 12% decline in sales of our residential products due to lower product order levels in the third quarter;

•
Net sales of our hydronic fan coils increased 50% primarily due to a 25% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 19% increase in the average unit sales price due to change in product mix;

•
Net sales of our other HVAC products decreased as the result of a decrease in the sales of our large custom air handlers and modular chillers partially offset by an increase in our engineering and construction services.

Gross Profit — Climate Control
The decline in gross profit percentage in our Climate Control Business was primarily the result of higher material costs and the higher mix of commercial products having a lower gross margin than residential products resulting in a decline in the gross profit despite the increase in sales volume.
Operating Income — Climate Control
Operating income decreased as a result of the decrease in gross profit as discussed above and by an increase in variable expenses related primarily to warranty expenses of $0.6 million due to increased sales volume and the impact of increasing our warranty coverage period for certain products effective during 2010. In addition, commission expenses increased $0.5 million due to increased sales volume and the impact from changes in customer/product mix.

Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended September 30,

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$30,127	$18,522	$11,605	62.7%
Industrial acids and other chemical products	42,887	30,224	12,663	41.9%
Mining products	29,755	23,832	5,923	24.9%

Total Chemical	$102,769	$72,578	$30,191	41.6%

Gross profit — Chemical	$10,677	$5,871	$4,806	81.9%

Gross profit percentage — Chemical (1)	10.4%	8.1%	2.3%

Operating income — Chemical	$7,105	$1,247	$5,858	469.8%

(1)	As a percentage of net sales
Net Sales — Chemical
For the third quarter of 2011, overall sales prices for the Chemical Business increased 36% and the volume of tons sold increased 9%, compared with the same period of 2010, generally as a result of the following:
•
Agricultural products sales — Agricultural products sales increased $11.6 million, or 63%, primarily due to increased sales volumes and selling prices for UAN partially offset by lower sales of agricultural grade AN related to the severe drought in certain of our markets for this product. Tons of agricultural products sold increased 22% including 23,000 tons of UAN from the Pryor Facility. The increase in UAN sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices.

•
Industrial acids and other chemical products sales — Industrial acids and other products sales increased $12.7 million, or 42%, primarily due to new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales — Mining products sales increased $5.9 million, or 25%. Sales prices were higher driven by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agreed to purchase, and our El Dorado Facility agreed to reserve certain minimum volumes of industrial grade AN during 2011. Pursuant to the terms of the contract, the customer has been invoiced for the fixed costs and amounts associated with the reserved capacity despite not taking the total minimum volume requirement during the third quarter of 2011.

Gross Profit — Chemical
Gross profit increased $4.8 million on an increase in sales of $30.2 million. The increase was due, in part, to reduced costs per ton as the result of improved production efficiencies and sales at our Pryor Facility, as well as the strong demand and related improved selling prices for agricultural products. Gross profit for agricultural products was $4.5 million higher, due primarily to increased selling prices for nitrogen fertilizers and positive results attributable to the Pryor Facility. The increase in gross profit was partially offset by Turnarounds being performed by most of the facilities for extended periods. As a result, certain plants within these facilities were not producing while we performed the Turnarounds during which time fixed overhead costs were expensed. Turnaround expense for the third quarter of 2011 was $2.4 million higher compared to the same period in 2010.

Operating Income — Chemical
In addition to the increase in gross profit of $4.8 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $0.4 million for the third quarter of 2011 compared to $4.9 million for the same period of 2010. Due to substantially no production at the Pryor Facility during the third quarter of 2010, costs identifiable with a Turnaround were classified as cost of sales and the remaining operational expenses were primarily classified as SG&A. This increase in operating income was partially offset by a gain of $2.8 million from property insurance recoveries received in 2010.
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

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales — Other	$2,207	$1,824	$383	21.0%

Gross profit — Other	$772	$604	$168	27.8%

Gross profit percentage — Other (1)	35.0%	33.1%	1.9%

General corporate expense and other business operations, net	$(3,351)	$(2,889)	$(462)	16.0%

(1)	As a percentage of net sales
Provision For Income Taxes
The provision for income taxes for the third quarter of 2011 was $4.4 million compared to $2.9 million for the third quarter of 2010. The resulting effective tax rate for the third quarter of 2011 was 41% compared to 44% for the same period in 2010.
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
For the first nine months of 2011, net cash provided by continuing operating activities was $52.5 million, including net income plus depreciation and other adjustments and net cash used by the following significant changes in assets and liabilities.
Accounts receivable increased $11.8 million including:
•
an increase of $9.4 million relating to the Chemical Business primarily as the result of increased sales from our Pryor Facility and higher raw material costs passed through in the form of higher selling prices to certain customers of our El Dorado Facility and

•	an increase of $2.4 million relating to the Climate Control Business due primarily to the timing of collections at the end of the third quarter of 2011.

Inventories increased $15.4 million including:
•	an increase of $7.4 million relating to the Climate Control Business due primarily to higher costs of raw materials and components and inventory associated with modular geothermal chillers and

•	an increase of $6.9 million relating to the Chemical Business primarily relating to increased raw material costs at our El Dorado Facility.
The change in accrued and prepaid income taxes of $7.5 million primarily relates to payments made to taxing authorities partially offset by the recognition of income taxes for the first nine months of 2011.
Customer deposits increased $5.4 million primarily relating to the Chemical Business due, in part, to cash received from customers associated with customer product orders.
Cash Flow from Continuing Investing Activities
Net cash used by continuing investing activities for the first nine months of 2011 was $22.0 million that consisted primarily of $31.1 million of capital expenditures of which $4.3 million and $24.5 million are for the benefit of our Climate Control and Chemical Businesses, respectively, partially offset by $10.0 million from short-term investments.
Cash Flow from Continuing Financing Activities
Net cash provided by continuing financing activities was $10.7 million that primarily consisted of proceeds from the Secured Term Loan totaling $25.0 million (net of debt issuance costs/fees) partially offset by payments on long-term debt and short-term financing totaling $15.4 million.
Critical Accounting Policies and Estimates
See our discussion on critical accounting policies and estimates in Item 7 of our Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first nine months of 2011, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of September 30, 2011 could change in the near term.
Performance and Payment Bonds
We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2011, we have agreed to indemnify the sureties for payments, up to $11.6 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2011.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
Aggregate Contractual Obligations
In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2010 Form 10-K and in our Form 10-Qs for the quarterly periods ended March 31, 2011 and June 30, 2011, we had certain contractual obligations, with various maturity dates, related to the following:
•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	operating leases,

•	futures/forward contracts,

•	contractual obligations — carbon credits

•	accrued contractual manufacturing obligations, and

•	other contractual obligations.

During the third quarter of 2011 and as discussed under “Liquidity and Capital Resources,” an additional $2.0 million of the 2007 Debentures was converted into 72,800 shares of LSB common stock.
In addition, under “Liquidity and Capital Resources” of Item 2 and “Commodity Price Risk” of Item 3 of this Part I, we discussed the following:
•	our purchase obligations relating to natural gas contracts were $5.1 million as of September 30, 2011,

•	our contractual obligations relating to futures/forward contracts were $1.7 million as of September 30, 2011 and

•	our committed capital expenditures were approximately $11.4 million for the fourth quarter of 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
General
Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.
Forward Sales Commitments Risk
Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2011, we had no embedded losses associated with sales commitments with firm sales prices.
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
At September 30, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through December 2011 at a weighted-average cost of $4.44 per pound ($1.7 million) and a weighted-average market value of $3.15 per pound ($1.2 million).
During the first nine months of 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee and Pryor Facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2011, our purchase commitments under these contracts were for approximately 1.2 million MMBtu of natural gas through December 2011 at the weighted-average cost of $4.14 per MMBtu ($5.1 million).

Foreign Currency Risk
One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically entered into foreign exchange contracts. At September 30, 2011, we did not have any foreign exchange contracts.
Interest Rate Risk
Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.
As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2011, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At September 30, 2011, the fair value of these contracts (unrealized loss) was $2.5 million.
As of September 30, 2011, the estimated fair value of our variable and fixed interest rate debt and the debt’s carrying value were approximately the same amount. As of December 31, 2010, the carrying value of our variable and fixed interest rate debt exceeded the debt’s estimated fair value by approximately $21.0 million.

Item 4.	Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS
Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:
•
the commercial/institutional construction and residential construction sectors we serve are expected to decline slightly in 2011 from 2010 levels and continual swings between increasing and decreasing design activity with no significant developing trends due to the weak economy;

•	purchased ammonia is in tight supply globally and the U.S. Tampa price is expected to continue to increase in the fourth quarter;

•	shipment of backlog;

•
the recent softening of demand for certain of our industrial chemical and agricultural grade AN products could result in adjustments to the operating rates at the El Dorado Facility in the fourth quarter;

•	the current fertilizer outlook according to most market indicators point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell;

•	a slow recovery in the short-term and it is currently unclear when we will return to pre-recession levels as it relates to our Climate Control Business;

•	the cost to construct the wastewater pipeline and associated operating costs and that the construction would be completed in 2013;

•	the matter regarding the dissolved minerals will not be an issue once the pipeline is operational;

•	expenses in connection with environmental regulatory issues for the fourth quarter of 2011;

•	future emission regulations or new laws affecting our businesses, operations, liquidity or financial results;

•	the amount of committed and planned capital expenditures for the fourth quarter of 2011 and being funded from available cash and working capital;

•	the amount and timing of Turnarounds for the fourth quarter of 2011;

•
our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations for the fourth quarter and funding these cash needs from internally generated cash flows and cash on hand;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2011;

•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;

•	meeting all required covenant tests for the fourth quarter of 2011;

•	expansion of the market for our products, including GHPs;

•	our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions;

•	our working capital is adequate to fund operations for the near term;

•
we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility;

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
•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to pay or secure additional financing for planned capital expenditures,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	changes in production rates at our chemical facilities,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” of our 2010 Form 10-K and “Special Note Regarding Forward-Looking Statements” contained in our 2010 Form 10-K.
Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.
PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2010 Form 10-K, in our March 31, 2011 Form 10-Q or in our June 30, 2011 Form 10-Q, except as follows:
In the pending litigation filed against us by Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”), in April 2011, the matter was tried before the court during September 2011. We are awaiting the court’s decision in this matter. The lawsuit is styled Jayhawk Capital Management, LLC, et al. v. LSB Industries Inc., et al., Case No. 08-CV-2561, in the United States District Court for the District of Kansas at Kansas City.

Item 1A.	Risk Factors
Reference is made to Item 1A of our 2010 Form 10-K, March 31, 2011 Form 10-Q and June 30, 2011 Form 10-Q for our discussion regarding risk factors. There are no material changes from the risk factors disclosed in our 2010 Form 10-K, March 31, 2011 Form 10-Q and June 30, 2011 Form 10-Q, except for the following:
We are adding a risk factor styled “Proposed ammonium nitrate security regulation” as follows:
In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the United States Congress, the U.S. Department of Homeland Security (“DHS”) has published in the August 3, 2011 Federal Register a Notice of Proposed Rulemaking. This regulation proposes to require sellers, buyers, their agents and transporters of solid ammonium nitrate and certain solid mixtures containing ammonium nitrate to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials and certain other new requirements. We and other parties affected by this proposal may submit appropriate comments to DHS regarding the proposed regulation. Depending on our ability to pass these costs to our customers and on the provisions of the final regulation to be promulgated by DHS (subsequent to the December 1, 2011 deadline for comments on the proposal), these requirements may have a negative effect on the profitability of our ammonium nitrate business and may result in fewer distributors who are willing to handle the product.
We are removing the risk factor styled “Our previously utilized net operating loss carryforwards are subject to certain limitations and examination” since the statute of limitations on the federal tax returns that included the utilization of net operating loss carryforwards has expired.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
As previously reported, during July 2011, $2.0 million principal amount of the 2007 Debentures were converted into 72,800 shares of our common stock in accordance with the conversion terms of the debentures, and we issued such shares of our common stock to the Golsen Group. The conversion shares were issued pursuant to an exemption from registration under Section 3(a)(9) and/or Section 4(2) of the Securities Act of 1933, as amended. In addition during July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of our common stock in accordance with the conversion terms of such note.
Also in July 2011, we issued 520 shares of common stock upon the holder’s conversion of 13 shares of our Noncumulative Preferred. Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred. The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act. No commissions or other remuneration was paid for this issuance. We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Item 3.	Defaults upon Senior Securities
Not applicable

Item 4.	(Reserved)

Item 5.	Other Information
Not applicable

Item 6.	Exhibits

(a )	Exhibits The Company has included the following exhibits in this report:

10.1	Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen.

10.2	Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen.

10.3
First Amendment to Real Estate Purchase Contract, effective October 20, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of November 2011.

LSB INDUSTRIES, INC.
By:	/s/ Tony M. Shelby
Tony M. Shelby
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

By:	/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Principal Accounting Officer