Form 10-K
period 2011-12-31
LSB INDUSTRIES INC
filed 2012-02-28
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2011, was approximately $796 million. As a result, the Registrant is a large accelerated filer as of December 31, 2011. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2011. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.
As of February 15, 2012, the Registrant had 22,318,223 shares of common stock outstanding (excluding 4,320,462 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

PART I
ITEM 1. BUSINESS
General
LSB Industries, Inc. (“LSB” or “Registrant”) was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. LSB is a diversified holding company involved in manufacturing and marketing operations through its subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:
•
Climate Control Business manufactures and sells a broad range of heating, ventilation and air conditioning (“HVAC”) products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in various structures. Our markets include commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems.

•
Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”) for the agricultural industrial, and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products.

We believe our Climate Control Business has developed leadership positions in certain niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of geothermal and water source heat pumps and hydronic fan coils in the United States (“U.S.”). Further, we believe that we were a pioneer in the use of geothermal technology in the climate control industry and we have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction as well as the retrofit and replacement markets. This flexibility positions us well for an eventual recovery in commercial/institutional and residential construction markets.
In recent years, we have put heavy emphasis on our geothermal heating and air conditioning products, which are considered “green” technology and a form of renewable energy. We believe our geothermal systems are among the most energy efficient systems available in the market for heating and cooling applications in commercial/institutional and single family new construction as well as replacement and renovation markets. Based upon industry information available to us, we believe we have the leading market share. In addition, even though the general construction level has been lower than some previous years in both the commercial/institutional and residential sectors, we believe we have continued to increase our market share of the growing geothermal heating and cooling market.
Our Chemical Business is a supplier to some of the world’s leading chemical and industrial companies. By focusing on specific geographic areas, we have developed freight and distribution advantages over many of our competitors, and we believe our Chemical Business has established leading regional market positions.
We sell most of our industrial and mining products to customers pursuant to contracts containing minimum volumes and/or cost plus a profit provision. These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets. Periodically we enter into forward sales commitments for agricultural products but we sell most of our agricultural products at the current spot market price in effect at time of shipment.
Certain statements contained in this Part I may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Current State of the Economy
Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth if the European sovereign debt issues do not negatively affect the global economy beyond current concerns.
Climate Control Business — Sales for 2011 were 12% higher than the same period in 2010, including a 43% increase in hydronic fan coil sales, a 7% increase in geothermal and water source heat pump sales, and a 6% increase in other HVAC sales. From a market sector perspective, the increase is due to a 19% improvement in commercial/institutional product sales partially offset by a 7% decrease in residential product sales. The improvement in commercial/institutional sales was in most major product lines. For 2011, sales and order levels of our commercial/institutional products increased in most major markets (education, multi-family, healthcare, office and hospitality) although sales and order levels of our single-family residential products decreased from 2010 reflecting the slowdown in new residential construction. The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that in 2012 both the commercial/institutional and residential construction sectors we serve are expected to increase modestly over 2011 levels.
Chemical Business — Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2011, approximately 45% of our Chemical Business’ sales in 2011 were into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current 2012 outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. Our Cherokee and Pryor Facilities produce anhydrous ammonia from natural gas and UAN from ammonia. During 2011, agricultural customer demand for and the selling prices of ammonia and UAN continued to increase while natural gas prices were generally lower compared to 2010. As a result, gross margins increased significantly for these two products. On the other hand, our El Dorado Facility produces agricultural grade AN from purchased ammonia and is at a cost disadvantage compared to competitive product produced from natural gas. During 2011, certain of the mid-south market area for agricultural grade AN was in a drought condition, which could negatively affect customer demand for that product if the drought continues into the spring of 2012. As a result, we are shipping agricultural grade AN to other freight logical markets and are attempting to divert production capacity to other products to help mitigate the negative effects of the drought.
The remaining 55% of our Chemical Business’ sales were into industrial and mining markets of which approximately 57% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2011, our sales volumes to industrial and mining customers increased 2% and 11%, respectively, as compared to 2010, while sales dollars increased 28% and 34%, respectively. For 2012, we expect slight growth in these markets based on projections from the American Chemistry Council and customer feedback.
See further discussion relating to the economy under various risk factors under Item 1A of this Part 1 and “Overview-Economic Conditions” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this report.
Website Access to Company’s Reports
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

Segment Information and Foreign and Domestic Operations and Export Sales
Schedules of the amounts of net sales, gross profit, operating income and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 18 of the Notes to Consolidated Financial Statements included elsewhere in this report.
Climate Control Business
General
Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems, including modular geothermal chillers. These products are for use in commercial/institutional and residential HVAC systems. Our products are installed in some of the most recognizable commercial/institutional developments in the U.S., including the Prudential Tower, Rockefeller Plaza, Trump Tower, Time Warner Center and many others. In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels, among others.
The following table summarizes net sales information relating to our products of the Climate Control Business:

	2011	2010	2009

Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	65%	69%	68%
Hydronic fan coils	19%	15%	17%
Other HVAC products	16%	16%	15%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Geothermal and water source heat pumps	23%	28%	34%
Hydronic fan coils	7%	6%	9%
Other HVAC products	5%	7%	7%

	35%	41%	50%

Market Conditions — Climate Control Business
As discussed above, CMFS has projected the commercial/institutional and residential construction sectors will rebound somewhat during 2012.
In addition, we believe that tax credits and incentives, and certain planned direct spending by the federal government contained in the American Reinvestment and Recovery Act of 2009, have and could continue to stimulate sales of our geothermal heat pump products, as well as other “green” products.
Geothermal and Water Source Heat Pumps
We believe our Climate Control Business is a leading provider of geothermal and water source heat pumps to the commercial/institutional construction and renovation markets in the U.S. Water source heat pumps are highly efficient heating and cooling products, which enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market share for commercial/institutional water source heat pumps relative to other types of heating and air-conditioning systems will continue to grow due to the relative efficiency and longevity of such systems, as well as the replacement market for those systems.

We also provide geothermal heat pumps in residential and commercial/institutional applications. Geothermal systems, which circulate water or a combination of water and antifreeze through an underground heat exchanger, are considered to be the most energy efficient systems currently available in the market. We believe the energy efficiency, longer life, and relatively short payback periods of geothermal systems, as compared with other systems, as well as tax incentives that are available to homeowners and businesses when installing geothermal systems, will increase demand for our geothermal products. Our products are sold to the commercial/institutional markets, as well as single and multi-family residential new construction, renovation and replacements.
Hydronic Fan Coils
We believe that our Climate Control Business is a leading provider of hydronic fan coils targeting commercial and institutional markets. Hydronic fan coils use heated or chilled water provided by a centralized chiller and/or boiler, through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter, have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of our strategy for competing in the commercial/institutional renovation and replacement markets include the breadth of our product line coupled with customization capability provided by a flexible manufacturing process. Hydronic fan coils enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces.
Production, Capital Investments and Backlog — Climate Control Business
We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial/institutional or residential structures. Most customers place their product orders well in advance of required delivery dates.
During 2011, we invested approximately $5.7 million in additional property, plant and equipment (“PP&E”) primarily relating to the purchase of production equipment and facility upgrades for additional capacity relating to our Climate Control Business.
As of December 31, 2011, we have committed to spend an additional $0.3 million primarily for production equipment and facility upgrades in 2012. In addition, planned spending in 2012 is approximately $12 million although any commitment for any investment will be based on factors including but not limited to: the maintenance, repair, and replacement of existing equipment and facilities; efficiency/productivity improvements; and an increase in our capacity to produce and distribute products as related to expectations for growth in the markets we serve. See discussions under “Liquidity and Capital Resources-Capital Expenditures” of Item 7 of Part II of this report, including Advanced Manufacturing Energy Credits awarded to two subsidiaries of the Climate Control Business.
The backlog of confirmed customer product orders (purchase orders from customers that have been accepted and received credit approval) for our Climate Control Business was approximately $44.5 million and $47.6 million as of December 31, 2011 and 2010, respectively. The backlog of product orders generally does not include amounts relating to shipping and handling charges, service orders or service contract orders. The backlog also excludes contracts for our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.
Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders. We expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.

Distribution — Climate Control Business
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

	2011	2010	2009

Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	21%	24%	23%
LSB’s consolidated net sales	7%	10%	11%
Market — Climate Control Business
Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems.
Raw Materials and Components — Climate Control Business
Numerous domestic and foreign sources exist for the materials and components used by our Climate Control Business, which include compressors, copper, steel, electric motors, valves and aluminum. Periodically, our Climate Control Business enters into futures contracts for copper. We do not anticipate any difficulties in obtaining necessary materials and components for our Climate Control Business. Although we believe we will be able to pass to our customers the majority of any cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials and components. While we believe we will have sufficient sources for materials and components, a shortage could impact production of our Climate Control products.
Competition — Climate Control Business
Our Climate Control Business competes with several companies, primarily Carrier, Trane, Nortek, McQuay, and Bosch, some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. We believe our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the United States and that we are competitive as to price, service, warranty and product performance.
Continue to Introduce New Products — Climate Control Business
Based on business plans and key objectives submitted by subsidiaries within our Climate Control Business, we expect to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business.
Chemical Business
General
Our Chemical Business manufactures products for three principal markets:
•	anhydrous ammonia, fertilizer grade AN, UAN, and ammonium nitrate ammonia solution for agricultural applications,
•	high purity and commercial grade anhydrous ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, and DEF for industrial applications, and
•	industrial grade AN and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2011	2010	2009

Percentage of net sales of the Chemical Business:
Agricultural products	45%	39%	41%
Industrial acids and other chemical products	32%	36%	37%
Mining products	23%	25%	22%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Agricultural products	29%	22%	20%
Industrial acids and other chemical products	20%	21%	18%
Mining products	15%	15%	11%

	64%	58%	49%

Market Conditions — Chemical Business
As discussed above and in more detail below under “Overview-Economic Conditions” of the MD&A contained in this report, we believe that customer demand for our industrial, mining and agricultural products for 2012 will be sufficiently strong to allow us to run the four chemical plants at optimal production rates, which is an important operating characteristic in chemical process plants. The industrial and mining volumes are driven by general economic conditions as well as contractual arrangements with certain large customers. Fertilizer demand depends upon acres planted of crops requiring fertilizer to enhance yield. The fertilizer outlook could be affected by significant changes in commodity prices, acres planted or weather conditions.
Agricultural Products
Our Chemical Business produces UAN, agricultural grade AN and anhydrous ammonia, all of which are nitrogen-based fertilizers. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past few years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. Our Chemical Business produces a high performance AN fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. Our historical sales of agricultural products are shown in the following table. The sales shown do not reflect amounts used internally, such as ammonia, in the manufacture of other products, or intercompany sales.

	2011		2010		2009
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
	(In Thousands)
Agricultural Products
UAN	421	$129,507	191	$36,794	170	$28,109
AN	157	57,703	201	56,758	226	57,182
Ammonia	51	26,392	49	22,430	—	—
Other*		17,997		19,616		19,009

Total		$231,599		$135,598		$104,300

*	Includes phosphate and potassium products purchased and sold through our retail and wholesale distribution centers.

Our Chemical Business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through its network of wholesale and retail distribution centers. In addition, our Chemical Business sells at market prices substantially all of the UAN produced at the Pryor Facility pursuant to an agreement. The term of the agreement is through June 2014, but may be terminated earlier by either party pursuant to the terms of the agreement.
Industrial Acids and Other Chemical Products
Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, fuel additives, emission control, and electronics industries. We are a major supplier of concentrated nitric acid and mixed nitrating acids, specialty products used in the manufacture of fibers, gaskets, fuel additives, ordnance, and other chemical products. In addition, our Chemical Business produces and sells blended and regular nitric acid. Our Chemical Business is also a niche market supplier of industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.
We believe the Baytown Facility is one of the largest nitric acid manufacturing units in the U.S., with demonstrated capacity exceeding 1,350 short tons per day. The majority of the Baytown Facility’s production is sold to a customer pursuant to a long-term contract (the “Bayer Agreement”) that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. The term of the Bayer Agreement is through June 2014, with certain renewal options.
Our Chemical Business competes based upon service, price, location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.
Mining Products
Our Chemical Business manufactures industrial grade AN and 83% AN solution for the mining industry. Pursuant to a long-term cost-plus supply agreement (the “Orica Agreement”), our Chemical Business sells to Orica International Pte Ltd. a significant annual volume of industrial grade AN produced at the El Dorado Facility. The term of the agreement is through December 2014.
Major Customer — Chemical Business
The following summarizes net sales to our major customer relating to our products of the Chemical Business:

	2011	2010	2009

Net sales to Orica as a percentage of:
Net sales of the Chemical Business	17%	18%	14%
LSB’s consolidated net sales	11%	11%	7%
Raw Materials — Chemical Business
The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks: anhydrous ammonia and natural gas. These raw material feedstocks are commodities, subject to price fluctuations.
The El Dorado Facility purchases approximately 200,000 tons of anhydrous ammonia annually and produces and sells approximately 470,000 tons of nitrogen-based products per year. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. Anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of anhydrous ammonia, our subsidiary, El Dorado Chemical Company (“EDC”), purchases a majority of its anhydrous ammonia requirements through December 2012 from this supplier. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract.

The Cherokee Facility normally consumes 5 to 6 million MMBtu of natural gas to produce and sell approximately 300,000 to 370,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for producing anhydrous ammonia, UAN and other products. Periodically, the Cherokee Facility purchases anhydrous ammonia to supplement its annual production capacity of approximately 175,000 tons. Anhydrous ammonia can be delivered to the Cherokee Facility by truck, rail or barge.
Based on 2011 production rates, the Pryor Facility consumes 5 to 6 million MMBtu of natural gas to produce and sell approximately 300,000 tons of UAN and approximately 35,000 tons of anhydrous ammonia.
The Cherokee and Pryor Facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of certain of the natural gas requirements
The Baytown Facility typically consumes more than 100,000 tons of purchased anhydrous ammonia per year; however, the majority of the Baytown Facility’s production is sold to a customer pursuant to the Bayer Agreement that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit.
Spot anhydrous ammonia and natural gas costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:
•	ammonia based upon the low Tampa price per metric ton as published by Fertecon and FMB Ammonia reports and
•	natural gas based upon the daily spot price at the Henry Hub pipeline pricing point.

	Ammonia Price		Natural Gas
	Per Metric Ton		Prices Per MMBtu
	High	Low	High	Low
2011	$705	$475	$4.92	$2.80
2010	$470	$300	$7.51	$3.18
2009	$355	$125	$6.10	$1.85
As of February 15, 2012, the published price, as described above, for ammonia was $400 per metric ton and natural gas was $2.53 per MMBtu.
Sales Strategy — Chemical Business
Our Chemical Business has pursued a strategy of developing industrial and mining customers that purchase substantial quantities of products, including contractual obligations to purchase minimum quantities and pricing arrangements that provide for the pass through of raw material and other manufacturing costs. These arrangements help mitigate the volatility risk inherent in the raw material feedstocks and/or the changes in demand for our products. For 2011, approximately 55% of the Chemical Business’ sales were into industrial and mining markets of which approximately 57% of these sales were pursuant to these types of arrangements. The remaining 45% of our 2011 sales were into agricultural markets primarily at the price in effect at time of shipment. Periodically, we enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of natural gas for the purpose of securing the profit margin on a certain portion of our firm sales price commitments in our Chemical Business.
The spot sales prices of our agricultural products may not have a correlation to the anhydrous ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources. This lack of correlation can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Looking forward, we are pursuing profitable growth of our Chemical Business including the potential to increase the output of our existing production facilities. Our strategy also calls for increased emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the cost of natural gas and ammonia.

Seasonality — Chemical Business
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
Regulatory Matters — Chemical Business
Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters” of this Item 1 and various risk factors under Item 1A.
Competition — Chemical Business
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
Employees
As of December 31, 2011, we employed 1,841 persons. As of that date, our Climate Control Business employed 1,276 persons, none of whom were represented by a union, and our Chemical Business employed 492 persons, with 149 represented by unions under agreements that expire in July through November of 2013.
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
We are obligated to monitor certain discharge water outlets at our Chemical Business facilities. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.

1. Discharge Water Matters
The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review. EDC submitted comments to the ADEQ on the draft permit in December 2010.
The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ. The ADEQ approved a rule change, but on August 31, 2011, the U.S. Environmental Protection Agency (“EPA”) formally disapproved the rule change. On October 7, 2011, EDC filed a lawsuit against the EPA in the U.S. District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. At this time, we do not believe that the occasional noncompliance will have a material adverse impact on EDC. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.
During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC provided a response which states that the El Dorado Facility is now in compliance with the permit, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits; that the El Dorado Facility expects to be able to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. In June 2011, EDC received an Administrative Complaint from the EPA reciting past violations of the 2004 NPDES permit that had not been addressed by previous ADEQ Consent Administrative Orders and seeking a penalty of $124,000. EDC has met with EPA to discuss the Administrative Complaint and EDC’s plans for addressing the occasional noncompliance with the NPDES Permit, as discussed above. EDC has met, and continues to meet, with the EPA to explain its objections against the proposed penalty. In December 2011, EDC was notified by the EPA that the matter has been taken over by the United States Department of Justice (“DOJ”), the current Administrative Complaint will be withdrawn, and the EPA and DOJ will handle this as a joint enforcement matter. On January 11, 2012, EPA filed a motion requesting authorization to withdraw the Administrative Complaint so that it could proceed with a judicial enforcement proceeding against EDC and certain other companies in the El Dorado, Arkansas, area that have also agreed to use the pipeline discussed below, all of whom have alleged outstanding NPDES permit violations. It is anticipated that EPA’s motions will be granted. A liability of $124,000 has been established at December 31, 2011 relating to this matter.
The city of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. However, in November 2011, opponents of the pipeline filed a lawsuit against the City and the pipeline consultants for alleged violations of the Freedom of Information Act. We do not believe that this lawsuit will affect the City’s approval, or the City’s construction, of the pipeline. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, EDC will participate in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $0.5 million has been capitalized as of December 31, 2011. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2011, in connection with this matter.
2. Air Matters
The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the U.S., including our El Dorado and Cherokee Facilities and the Baytown Facility operated by El Dorado Nitric Company and it subsidiaries (“EDN”) under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be required is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.
Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”
Our Chemical Business has provided to the EPA a proposed settlement offer in connection with this matter. While the total capital cost to achieve the emission rates being proposed by our Chemical Business in the settlement offer has not been determined, the total capital cost could be significant and involving up to nine of our affected nitric acid plants. Our Chemical Business’ proposed settlement offer did not provide an amount of any proposed civil penalty, if any, but we anticipate that the EPA will require a civil penalty. Therefore a liability of $100,000 has been established at December 31, 2011, in connection with this matter.
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

Our subsidiary and Chevron are pursuing with the state of Kansas a course of long-term surface and groundwater monitoring to track the natural decline in contamination. Currently, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated.
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
At December 31, 2011, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $105,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.
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
The agricultural products produced and sold by our Chemical Business have been in the past, and could be in the future, materially affected by adverse weather conditions (such as excessive rain or drought) in the primary markets for our fertilizer and related agricultural products. If any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operations.

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
In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the United States Congress, the U.S. Department of Homeland Security (“DHS”) has published in the August 3, 2011 Federal Register a Notice of Proposed Rulemaking. This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials and certain other new requirements. We and other parties affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product.
Proposed governmental laws and regulations relating to greenhouse gas emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations.
The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. Legislation is being considered that would regulate greenhouse gas emissions at some point in the future. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites.

Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.
There is intense competition in the Climate Control and Chemical industries.
Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, design innovations, distribution, service, warranties, reliability and efficiency. We compete with a number of companies, domestic and foreign, that have greater financial, marketing and other resources. Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales that would have a material adverse effect on our business, results of operation and financial condition.
A substantial portion of our sales is dependent upon a limited number of customers.
For 2011, six customers of our Chemical Business accounted for approximately 57% of its net sales and 36% of our consolidated sales, and our Climate Control Business had one customer (including affiliates and their distributors) that accounted for approximately 18% of its net sales and 6% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.
Cost and the lack of availability of raw materials could materially affect our profitability and liquidity.
Our sales and profits are heavily affected by the costs and availability of primary raw materials. These primary raw materials are subject to considerable price volatility. Historically, when there have been rapid increases in the cost of these primary raw materials, we have sometimes been unable to timely increase our sales prices to cover all of the higher costs incurred. While we periodically enter into futures/forward contracts to economically hedge against price increases in certain of these raw materials, there can be no assurance that we will effectively manage against price fluctuations in those raw materials.
Anhydrous ammonia and natural gas represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. Although our Chemical Business enters into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. In addition, the Climate Control Business depends on raw materials such as copper and steel, which have shown considerable price volatility. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs. There can be no assurance that future price fluctuations in our raw materials will not have an adverse effect on our financial condition, liquidity and results of operations.
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
Since May 2000, U.S. imports of fertilizer grade AN from Russia have been controlled by the terms of an antidumping “Suspension Agreement” under which maximum volumes and minimum prices have been set for Russian AN imports. In recent years, annual volumes of such imports were limited to 150,000 metric tons and minimum prices were tied to the prevailing U.S. market price.
In March 2011, the Russian Federation notified the U.S. Department of Commerce (“Commerce Department”) that it had decided to withdraw from the Suspension Agreement. Accordingly, the Agreement terminated effective May 2, 2011. As of that date, Russian AN imports have been subject to an antidumping duty order. The antidumping order, unlike the suspension agreement, does not place any volume restrictions on Russian AN imports and does not ensure that Russian prices are tied to the prevailing U.S. market price. Instead, the order requires that Russian AN be priced “fairly”, as defined by comparisons with Russian home market or third country AN prices or based on Russian production costs. Because Russian producers continue to benefit from natural gas supplied to them at state-set prices that are below market value, and because natural gas is by far the largest material input into the production of AN, depending upon the analysis and methodologies used by the Commerce Department, the price of Russian AN exported to the U.S. may be below prevailing U.S. market prices and below our cost to produce fertilizer grade AN.
With the termination of the Suspension Agreement on May 2, 2011, every shipment of Russian fertilizer grade AN imported into the U.S. is subject to an antidumping duty cash deposit of approximately 254% of the value of the imports unless and until a review process is completed at the Commerce Department through which a Russian producer or exporter may demonstrate that it is not dumping to that extent and is entitled to a different rate.
In addition, the Commerce Department and the U.S. International Trade Commission have this year completed a “sunset review” of the antidumping duty order against AN from Russia to determine whether the order should remain in effect. These agencies have decided that the antidumping duty order is still needed to address unfair trade in Russian AN, and, as a result, the order will remain in place for at least an additional five years, until 2016.
There is also an outstanding antidumping duty order against AN from Ukraine, which is scheduled to be reviewed by the same two agencies beginning in June of 2012. This review will decide whether the antidumping measure against Ukrainian AN will remain in place for another five years beyond 2012. If, as a result of the sunset review, the antidumping order were to be revoked, we would likely face large volumes of unfairly priced Ukrainian AN in the U.S. market, with loss of revenue and market share for our AN business.
For 2011, net sales of fertilizer grade AN accounted for 11% and 7% of our Chemical Business net sales and consolidated net sales, respectively. If the suspension agreement is changed, as discussed above, this change could result in Russia substantially increasing the amount of AN sold in the U.S. at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.
Our previously idled Pryor Facility has a limited operating history.
During the fourth quarter of 2010, the Pryor Facility reached sustained production of anhydrous ammonia. Subsequently, the Pryor Facility reached sustained production of UAN. However, the Pryor Facility experienced substantial downtime in 2011 due to unplanned maintenance to correct operational performance issues. Our ability to operate the Pryor Facility at consistent production levels for extended periods is unknown due to our limited operating history at this facility and equipment reliability issues from time to time.

We may have inadequate insurance.
While we maintain liability insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies may exclude coverage for some types of damages (which may include warranty claims). Although there may currently be sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.
LSB is a holding company and depends, in large part, on receiving funds from its subsidiaries to fund our indebtedness.
Because LSB is a holding company and operations are conducted through its subsidiaries, including Pryor Chemical Company (“PCC”) and ThermaClime, LLC (“ThermaClime”) and its subsidiaries, LSB’s ability to meet its obligations depends, in large part, on the operating performance and cash flows of its subsidiaries and the ability of its subsidiaries to make distributions and pay dividends to LSB. Under its loan agreements, ThermaClime and its subsidiaries may only make distributions and pay dividends to LSB under limited circumstances and in limited amounts.
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
Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) owned as of February 15, 2012, an aggregate of 3,263,964 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represents approximately 18% of the voting power of our issued and outstanding voting securities as of that date. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.
We have not paid dividends on our outstanding common stock in many years.
Although we have paid dividends on our outstanding series of preferred stock (two of the three outstanding series of preferred stock are owned by the Golsen Group), we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2012. In addition, there are certain limitations contained in our loan agreements, which limit our subsidiaries from up streaming funds to LSB that may limit our ability to pay dividends on our outstanding common stock.
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
We have authorized and unissued (including shares held in treasury) 52,682,177 shares of common stock and 4,229,539 shares of preferred stock as of December 31, 2011. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Climate Control Business
Our Climate Control Business conducts its operations in seven facilities, all located in the greater Oklahoma City, Oklahoma area, totaling approximately 1 million square feet including the following:
Our Climate Control Business manufactures most of its geothermal and water source heat pump products in facilities totaling approximately 440,000 square feet. We own these facilities, with a portion being subject to a mortgage. For 2011, we utilized approximately 64% of the production capacity of this manufacturing facility, based primarily on two ten-hour shifts per day and a four-day workweek. We also utilize approximately 126,000 square feet of an existing facility for a distribution center, which facility we own.
Our Climate Control Business conducts its fan coil manufacturing operation in facilities totaling approximately 230,000 square feet. We own a majority of these facilities, subject to a mortgage. For 2011, our fan coil manufacturing operation utilized approximately 52% of the production capacity, based primarily on one ten-hour shift per day and a four-day workweek.

Our Climate Control Business conducts its large air handler manufacturing operation in a facility consisting of approximately 120,000 square feet. We own this facility, subject to a mortgage. For 2011, we utilized approximately 71% of the production capacity of this manufacturing facility, based primarily on one eight-hour shift on a five-day workweek and a partial second shift in selected areas.
During the fourth quarter of 2011, the modular chiller manufacturing operation of the Climate Control Business completed the process of establishing separate production facilities in order to increase production capacity and accommodate anticipated sales volume increases due to an expected increase in market share and to new products currently under development. This new production facility consists of approximately 70,000 square feet in an existing facility owned by us.
All of the properties utilized by our Climate Control Business are suitable to meet the current needs of that business.
Chemical Business
Our Chemical Business primarily conducts manufacturing operations in facilities located:
•	on 150 acres of a 1,400 acre tract of land in El Dorado, Arkansas,
•	on 160 acres of a 1,300 acre tract of land in Cherokee, Alabama,
•	on 58 acres in an industrial park in Pryor, Oklahoma and
•	on property within Bayer’s manufacturing complex in Baytown, Texas.
We own all of these manufacturing facilities except the Baytown Facility. Except for certain assets that are owned by EDN for use in the production process within the Baytown Facility, the Baytown Facility is owned by Bayer. EDN operates and maintains the Baytown Facility pursuant to the Bayer Agreement. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $72 million term loan.
EDC also distributes its agricultural products through 16 wholesale and retail distribution centers, with 14 of the centers located in Texas (11 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).
All of the properties utilized by our Chemical Business are suitable and adequate to meet the current needs of that business.
For 2011, the following was our percentage of utilization based on continuous operation, which is adjusted for downtime for planned major maintenance activities (“Turnarounds”).

Percentage of
Capacity

El Dorado Facility (1)	77%
Cherokee Facility (2)	100%
Pryor Facility (3)	67%
Baytown Facility	84%

(1)
The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity. The low percentage of utilization is a direct result of unplanned downtime during the year.

(2)
The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility is able to purchase anhydrous ammonia by truck, rail or barge to supplement its ammonia production capacity.

(3)
The percentage of capacity for the Pryor Facility relates to current operating ammonia production capacity. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity. The low percentage of utilization as compared to our other facilities is a result of unplanned downtime during the year, primarily during the third quarter, as we continued to work out various operational performance issues.

ITEM 3. LEGAL PROCEEDINGS
1. Environmental See “Business-Environmental Matters” for a discussion as to:
•	certain environmental matters relating to water and air issues in our Chemical Business, including, without limitation, the following:
1.
On October 7, 2011, EDC has filed a lawsuit in the U.S. District Court, Western District of Arkansas, in connection with the EPA’s disapproval of a rule change previously approved by the ADEQ to reduce the more restrictive dissolved mineral level requirements placed in EDC’s NPDES permit.

2.
The penalty assessed against EDC in the sum of $124,000 for certain alleged violations of the El Dorado Facility’s NPDES permit has been referred to the DOJ by the EPA and the EPA has requested that the Administrative Complaint relating to the alleged violation be withdrawn and be handled by the DOJ and the EPA as a joint enforcement matter.

3.
The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility to determine compliance with the construction and maintenance of these plants over the years under the Clean Air Act. If it is determined that the equipment in any of our nitric acid plants are not meeting the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each not in compliance and be required to retrofit each facility with the “best available control technology.” Our Chemical Business has provided to the EPA a proposed settlement offer in connection with this matter. While the total capital cost to achieve the emission rates being proposed by our Chemical Business in the settlement offer has not been determined, the total capital could be significant and involving up to nine of our affected nitric acid plants. Our Chemical Business proposed settlement offer did not provide an amount of any proposed civil penalty, if any, but we anticipate that the EPA will require a civil penalty. Therefore a liability of $100,000 has been established at December 31, 2011, in connection with this matter.

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
The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. During September 2011, this case was tried before the court in the U.S. District Court for the District of Kansas. We are awaiting the court’s decision in this matter. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at December 31, 2011 as a result of this matter.
Other Claims and Legal Actions
We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2011, our accrued general liability insurance claims were $739,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
Our officers serve one-year terms, renewable on an annual basis by the board of directors. Information regarding LSB’s executive officers is as follows:
Jack E. Golsen (1) — Chairman of the Board and Chief Executive Officer. Mr. Golsen, age 83, first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry. Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis.
Barry H. Golsen, J.D. (1) — Vice Chairman of the Board, President, and President of the Climate Control Business. Mr. Golsen, age 61, first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of LSB in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994. Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than ten years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss — Executive Vice President of Operations and Director. Mr. Goss, age 71, first became a director in 1971. His term will expire in 2012. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than ten years. He has served as a member of the executive management team since our inception in 1969. Mr. Goss is a graduate of Rutgers University.
Tony M. Shelby — Executive Vice President of Finance and Director. Mr. Shelby, age 70, first became a director in 1971. His term will expire in 2014. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than ten years. Mr. Shelby has served as a member of the LSB executive management team since our inception in 1969. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.
Steven J. Golsen (1) — Chief Operating Officer of the Climate Control Business and Director. Mr. Golsen, age 59, first became a director in 2011. His term will expire in 2014. Mr. Golsen is our Chief Operating Officer of our Climate Control Business. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool Business and Climate Control Business for more than ten years. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen attended the University of New Mexico and University of Oklahoma.
Jim D. Jones (2) — Senior Vice President and Treasurer. Mr. Jones, age 69, has been Senior Vice President and Treasurer since July 2003, and has served as an officer of LSB since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.
David M. Shear (1) — Senior Vice President and General Counsel. Mr. Shear, age 52, has been Senior Vice President and General Counsel since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.
Michael D. Tepper — Senior Vice President of International Operations. Mr. Tepper, age 73, has served in substantially the same capacity for more than ten years. Mr. Tepper is a graduate of the Wharton School of the University of Pennsylvania.
Michael G. Adams — Vice President and Corporate Controller. Mr. Adams, age 62, has been Vice President and Corporate Controller since 2008 and has served as an officer of LSB since March 1990. Mr. Adams is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Adams is a graduate of the University of Oklahoma.
Harold L. Rieker Jr. — Vice President and Principal Accounting Officer. Mr. Rieker, age 51, has been Vice President and Principal Accounting Officer since 2008 and has served as an officer of LSB since March 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

(1)	Barry H. Golsen and Steven J. Golsen are the sons of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen.

(2)
The Company and Mr. Jones entered into a settlement order with the SEC, which resulted in Mr. Jones entering into an agreement with the Oklahoma Accounting Board placing him on probation through July 2011. Under the order with the SEC, the Company and Mr. Jones agreed, without admitting or denying any wrongdoing, not to commit violations of certain provisions of the Securities Exchange Act of 1934, as amended. Mr. Jones also consented not to appear before the SEC as an accountant, but can apply for reinstatement at any time after July 2011. Mr. Jones has filed a petition with the SEC for reinstatement and is awaiting the SEC’s response.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is trading on the New York Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low sales prices.

	Year Ended
	December 31,
	2011		2010
Quarter	High	Low	High	Low
First	$40.31	$23.65	$15.99	$12.61
Second	$49.21	$35.35	$19.96	$13.23
Third	$46.88	$28.41	$18.99	$12.71
Fourth	$40.61	$24.85	$24.58	$18.60
Stockholders
As of February 15, 2012, we had 540 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.
Dividends
We have not paid cash dividends in our outstanding shares of common stock during the two most recent fiscal years but have paid cash dividends on our outstanding series of convertible preferred stock during this period. See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources — Dividends” of the MD&A contained in this report.
Equity Compensation Plans
See discussions relating to our equity compensation plans under Item 12 of Part III contained in this report.
Sale of Unregistered Securities
There were no unregistered sales of equity securities in 2011 that have not been previously reported in a Quarterly Report on Form
10-Q or Current Report on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 2011, there were no purchases of equity securities by the Company and affiliated purchasers.

Preferred Share Rights Plan
We have adopted a preferred share rights plan to protect us against certain creeping acquisitions, open market purchases and certain mergers and other combinations with acquiring companies. The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. Pursuant to the rights plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Group and certain other limited excluded persons), then the Rights become exercisable. Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable. Our board of directors may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars In Thousands, Except Per Share Data)

Selected Statement of Income Data:
Net sales	$805,256	$609,905	$531,838	$748,967	$586,407

Interest expense	$6,658	$7,427	$6,746	$11,381	$12,078

Provisions for income taxes (2)	$46,208	$19,787	$15,024	$18,776	$2,540

Income from continuing operations	$83,984	$29,715	$21,849	$36,560	$46,534

Net income	$83,842	$29,574	$21,584	$36,547	$46,882

Net income applicable to common stock	$83,537	$29,269	$21,278	$36,241	$41,274

Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$3.81	$1.39	$1.01	$1.71	$2.09

Net income (loss) from discontinued operations	$(.01)	$(.01)	$(.01)	$—	$.02

Net income	$3.80	$1.38	$1.00	$1.71	$2.11

Diluted:
Income from continuing operations	$3.59	$1.33	$.97	$1.58	$1.82

Net income (loss) from discontinued operations	$(.01)	$(.01)	$(.01)	$—	$.02

Net income	$3.58	$1.32	$.96	$1.58	$1.84

Selected Balance Sheet Data:
Total assets	$502,009	$387,981	$338,633	$335,767	$307,554

Redeemable preferred stock	$44	$45	$48	$52	$56

Long-term debt, including current portion	$79,460	$95,392	$101,801	$105,160	$122,107

Stockholders’ equity	$293,270	$179,370	$150,607	$130,044	$94,283

Selected other data:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	See discussions included in Item 7 of Part II of this report.

(2)
In the fourth quarter of 2007, we began recognizing a provision for regular federal income taxes as the result of reversing the valuation allowance on federal NOL carryforwards and other timing differences and the associated utilization of the federal NOL carryforwards.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2011 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”
Overview
General
LSB is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:
•
Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For 2011, approximately 35% of our consolidated net sales relates to the Climate Control Business.

•
Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For 2011, approximately 64% of our consolidated net sales relates to the Chemical Business.

Economic Conditions
Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth if the European sovereign debt issues do not negatively affect the global economy beyond current concerns.
Climate Control Business — Sales for 2011 were 12% higher than the same period in 2010, including a 43% increase in hydronic fan coil sales, a 7% increase in geothermal and water source heat pump sales, and a 6% increase in other HVAC sales. From a market sector perspective, the increase is due to a 19% improvement in commercial/institutional product sales partially offset by a 7% decrease in residential product sales. The improvement in commercial/institutional sales was in most major product lines. For 2011, sales and order levels of our commercial/institutional products increased in most major markets (education, multi-family, healthcare, office and hospitality) although sales and order levels of our single-family residential products decreased from 2010 reflecting the slowdown in new residential construction. The latest information available from CMFS indicates that in 2012 both the commercial/institutional and residential construction sectors we serve are expected to increase modestly over 2011 levels.
Chemical Business — Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2011, approximately 45% of our Chemical Business’ sales in 2011 were into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current 2012 outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, acres planted or unfavorable weather conditions. Our Cherokee and Pryor Facilities produce anhydrous ammonia from natural gas and UAN from ammonia. During 2011, agricultural customer demand for and the selling prices of ammonia and UAN continued to increase while natural gas prices were generally lower compared to 2010. As a result, gross margins increased significantly for these two products. On the other hand, our El Dorado Facility produces agricultural grade AN from purchased ammonia and is at a cost disadvantage compared to competitive product produced from natural gas. During 2011, certain of the mid-south market area for agricultural grade AN was in a drought condition, which could negatively affect customer demand for that product if the drought continues into the spring of 2012. As a result, we are shipping agricultural grade AN to other freight logical markets and are attempting to divert production capacity to other products to help mitigate the negative effects of the drought.
The remaining 55% of our Chemical Business’ sales were into industrial and mining markets of which approximately 57% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2011, our sales volumes to industrial and mining customers increased 2% and 11%, respectively, as compared to 2010, while sales dollars increased 28% and 34%, respectively. For 2012, we expect slight growth in these markets based on projections from the American Chemistry Council and customer feedback.
2011 Results
Our consolidated net sales for 2011 were $805.3 million compared to $609.9 million for 2010. The sales increase of approximately $195.4 million included an increase of $160.8 million in our Chemical Business and an increase of approximately $31.1 million in our Climate Control Business.
Our consolidated operating income was $136.4 million for 2011 compared to $55.9 million for 2010. The increase in operating income of $80.5 million included an increase of $84.6 million in our Chemical Business partially offset by a decrease of $2.6 million in our Climate Control Business. In addition, our general corporate expense and other business operations net expenses increased $1.5 million.
Our resulting effective income tax rate for 2011 was approximately 36% compared to 40% for 2010.
Climate Control Business
Our Climate Control sales for 2011 were $281.6 million, or approximately $31.1 million above 2010, and included a $16.5 million increase in hydronic fan coil sales, a $12.2 million increase in geothermal and water source heat pump sales, and a $2.4 million increase in other HVAC sales. From a commercial/institutional market sector perspective, the net increase included a $35.4 million increase in commercial/institutional product sales partially offset by approximately $4.3 million decrease in residential product sales. The increase in the commercial/institutional sector of our business was generally attributable to the gain in market share of most Climate Control operations, whereas the decline in the residential product sales is due to the slowdown in single-family residential construction during 2011.
We continue to follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:
•	Education
•	Single-Family Residential
•	Multi-Family Residential
•	Healthcare
•	Hospitality
•	Retail
•	Government
During 2011, approximately 79% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 21% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2011	2010	2011	2010	2011	2010
	(In Millions)

First Quarter	$71.6	$54.2	$63.6	$53.7	$58.3	$36.0
Second Quarter	64.3	71.7	77.2	59.8	$49.9	$48.2
Third Quarter	65.7	67.5	71.8	64.5	$48.4	$54.8
Fourth Quarter	60.8	61.3	69.0	72.5	$44.5	$47.6

Fiscal Year	$262.4	$254.7	$281.6	$250.5

(1)
Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For January 2012, our new orders received were approximately $21.7 million and our backlog was approximately $47.3 million at January 31, 2012.
Our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to some conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy. Homeowners who install GHPs are eligible for a 30% tax credit. Businesses that install GHPs are eligible for a 10% tax credit and five year accelerated depreciation on the balance of the system cost. Under currently enacted legislation, these tax credits for homeowners and tax credits and accelerated depreciation for business owners are effective through December 31, 2016. During 2012, businesses also have the option of electing 50% bonus depreciation on qualifying equipment, such as GHPs, that are placed in service during the year.
We expect the Climate Control Business to experience low to moderate sales growth in the short-term. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement application, its sales in the medium-term and long-term will be primarily driven by growth in new construction, as well as the introduction of new products. We continue to increase our sales and marketing efforts for all of our Climate Control products in an effort to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.
Chemical Business
Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.
Our Chemical Business sales for 2011 were $511.9 million, an increase of $160.8 million. Sales increased across all product lines due to both increased pricing and volume. Agricultural sales for 2011 were $231.6 million compared to $135.6 million for 2010. The increase of $96.0 million or 71% was primarily due to a substantial increase in sales volume of UAN as a result of additional volume resulting from the Pryor Facility’s first full year of production supported by strong demand and higher sales prices.

Sales of industrial acids and other products for 2011 were $161.8 million compared to approximately $126.9 million for 2010. Also sales of mining products for 2011 were $118.5 million compared to $88.6 million for 2010. The combined increase in sales of $64.8 million or 30% includes the impact from the increase in ammonia feedstock costs resulting in higher selling prices to certain industrial and mining customers that have contractual obligations allowing us to recover our costs plus a profit.
The Chemical Business operating income for 2011 was $116.5 million or $84.6 million higher than 2010 primarily as a result of increased sales volume and higher margins on UAN.
The percentage change in sales (volume and dollars) for 2011 compared to 2010 is as follows:

	Percentage Change of
	Tons	Dollars
	Increase
Chemical products:
Agricultural	37%	71%
Industrial acids and other	2%	28%
Mining	11%	34%
Total weighted-average change	14%	46%
The increase in agricultural tons and dollars is due to increased tons of ammonia and UAN sales partially offset by lower tons of agricultural grade AN. The lower production of agricultural grade AN was primarily due to intermittent production issues, drought conditions in our primary Texas market area, and increased industrial acid and industrial grade AN sales volumes, which reduced the amount of acid available for conversion into agricultural grade AN. Our Chemical Business experienced higher selling prices for all of our agricultural nitrogen fertilizers, which resulted in the higher increases in sales dollars than tons produced.
The increase in industrial acids and mining sales was partially due to improved economic conditions resulting in increased customer demand, but primarily resulted from higher ammonia prices in 2011 that were passed through in the selling price pursuant to pricing arrangements with certain customers.
Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations, which we generally purchase at prices in effect at the time of delivery. During 2011, the average prices for those commodities compared to 2010 were as follows:

	2011	2010
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$3.99	$4.38

Ammonia average price based upon low Tampa price per metric ton	$574	$405

At December 31, 2011, our Chemical Business had firm purchase commitments to purchase approximately 3.0 million MMBtu of natural gas through August 2012 at a weighted-average cost of $3.62 per MMBtu and a weighted-average market value of $3.06 per MMBtu (approximately 1.8 million MMBtu relate to the first quarter of 2012 at a weighted-average cost of $3.75 per MMBtu and a weighted-average market value of $2.99 per MMBtu).
Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.

Since the Pryor Facility did not reach sustained production until the fourth quarter of 2010, most of its operating expenses for 2010 were not attributable to the production of product and were therefore expensed as incurred rather than charged to inventory. For 2010, approximately $13.3 million of Pryor Facility operating expenses were classified as selling, general and administrative expense (“SG&A”). During 2011, most of the Pryor Facility’s operating expenses were attributable to the production of product were classified as cost of sales.
Property and Business Interruption Insurance Recoveries
Chemical Business — During 2011, we recognized an insurance recovery relating to a business interruption claim, of which $8.6 million was recorded as a reduction to cost of sales. We used the proceeds for recovery of working capital expended during the business interruption for which the claim was filed. In addition, the cash flows relating to this insurance recovery are included in cash flows from continuing operating activities. During 2010, we recognized insurance recoveries relating to property insurance claims, of which $7.3 million was recorded as other income.
Completion of Planned Improvement Project at Pryor Facility — 2012
The permitted production level of ammonia at the Pryor Facility is 700 tons per day (“TPD”), but due to production limitations caused by restrictions in the flow of process gas through heat exchangers and other mechanical restrictions, the ammonia plant was unable to sustain production above 500 TPD during 2011. Beginning on January 3, 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. The plant was gradually brought back into production on February 3, 2012. The current production rate is approximately 600 TPD. During the period the plant was down, approximately $1.6 million of maintenance costs for the project and approximately $2.1 million of operating costs were expensed as incurred.
Liquidity and Capital Resources
The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	December 31,	December 31,
	2011	2010
	(Dollars In Millions)
Cash and cash equivalents	$124.9	$66.9
Short-term investments (1)	10.0	10.0

	$134.9	$76.9

Long-term debt:
2007 Debentures	$—	$26.9
Secured Term Loan	72.2	48.8
Other	7.3	19.7

Total long-term debt, including current portion	$79.5	$95.4

Total stockholders’ equity	$293.3	$179.4

(1)
These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At December 31, 2011, our cash, cash equivalents and short-term investments totaled $134.9 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.
For 2012, we expect our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

During 2011, the holders of the remaining 5.5% convertible debentures (“2007 Debentures”) converted $26.9 million principal amount of the 2007 Debentures into 979,160 shares of LSB common stock in accordance with the conversion terms of the debentures, including the $2.0 million converted as discussed below under “Related Party Transactions”.
As discussed below under “Loan Agreements-Terms and Conditions,” on March 29, 2011, our subsidiary ThermaClime, L.L.C. (“ThermaClime”) and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement. Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) was increased from $50 million to $60 million. The Amended Agreement also extended the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016.
On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15 million to $75 million pursuant to the terms of the Amended Agreement. The use of proceeds from the Secured Term Loan was for general corporate working capital purposes.
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At December 31, 2011, the weighted-average interest rate was approximately 4.10%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.
Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.
The Working Capital Revolver Loan, which certain subsidiaries (the “Borrowers”) are parties to, is available to fund these subsidiaries working capital requirements, if necessary, through April 13, 2012. Under the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $50.0 million based on specific percentages of eligible accounts receivable and inventories. At December 31, 2011, we had approximately $48.6 million of borrowing availability under the Working Capital Revolver Loan based on eligible collateral and outstanding letters of credit. The Borrowers are negotiating an amendment to extend the maturity of the Working Capital Revolver Loan. We expect the amendment will provide for certain improvements to the terms and conditions to reflect the Borrowers’ current level of business activity and financial condition. The amendment is expected to be completed before the maturity date.
The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Loan Agreements — Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe our working capital is adequate to fund operations for the near term.
In 2009, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2012 unless we decide to file a post effective amendment, which is subject to a review by the SEC. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes
We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2008-2010 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Currently, we are under examination by the IRS and certain state tax authorities for the tax years 2007-2010.
Subject to examination by taxing authorities, we believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $709,000 accrued for uncertain tax liabilities at December 31, 2011.
Capital Expenditures
Capital Expenditures-2011
Cash used for capital expenditures during 2011 was $44.2 million, including $6.0 million for the benefit of our Climate Control Business and $35.8 million for the benefit of our Chemical Business. The Chemical Business capital expenditures also included approximately $0.6 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded from working capital.
Committed and Planned Capital Expenditures-2012
At December 31, 2011, we had committed capital expenditures of approximately $11.7 million for 2012. The committed expenditures included $10.2 million for the benefit of our Chemical Business, including approximately $1.8 million relating to the wastewater pipeline discussed below associated with environmental laws, regulations and guidelines. In addition, our committed expenditures included $0.3 million for the benefit of our Climate Control Business and approximately $1.2 million for general corporate facility upgrades. We plan to fund these expenditures from working capital.
In addition to committed capital expenditures at December 31, 2011, we had additional planned capital expenditures for 2012 of $43.7 million, of which $31.2 is for the benefit of our Chemical Business and $12.3 million is for the benefit of our Climate Control Business.
The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for 2012.
Wastewater Pipeline
The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. During April 2011, certain companies, including EDC, and the city of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose of its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $0.5 million has been capitalized as of December 31, 2011. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

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
Our Chemical Business has provided to the EPA a proposed settlement offer in connection with this matter. While the total capital cost to achieve the emission rates being proposed by our Chemical Business in the settlement offer has not been determined, the total capital cost could be significant and involving up to nine of our affected nitric acid plants. Our Chemical Business’ proposed settlement offer did not provide an amount of any proposed civil penalty, if any, but we anticipate that the EPA will require a civil penalty. Therefore a liability of $100,000 has been established at December 31, 2011, in connection with this matter.
Advanced Manufacturing Energy Credits
On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of December 31, 2011, we utilized $0.8 million of §48C tax credits and we anticipate utilizing approximately $0.4 million of these tax credits to partially offset our federal income tax liability for 2011.
Estimated Plant Turnaround Costs — 2012
Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to Turnarounds as they are incurred. Based on our current plan for Turnarounds during 2012, we estimate that we will incur approximately $9.5 million to $10.5 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.
Expenses Associated with Environmental Regulatory Compliance
Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $4.8 million in 2011 in connection with environmental regulatory issues. For 2012, we expect to incur expenses ranging from $3.5 million to $4.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

Proposed Legislation and Regulations Concerning Greenhouse Gas Emissions
The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. Legislation is being considered that would regulate greenhouse gas emissions at some point in the future. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.
Authorization to Repurchase Stock
As previously reported, our board of directors enacted a stock repurchase authorization for an unstipulated number of shares for an indefinite period. The stock repurchase authorization will remain in effect until such time as our board of directors decides to end it. If we should repurchase stock, we currently intend to fund any repurchases from our available working capital; however, our plan could change in the near term.
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

Holders of our common stock and preferred stocks are entitled to receive dividends only when and if declared by our board of directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our board of directors has not made a decision whether or not to pay such dividends on our common stock in 2012.

During 2011, dividends totaling $304,700 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:
•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000;
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000; and
•	$10.00 per share on our outstanding Noncumulative Preferred for an aggregate dividend of approximately $4,700.
On January 26, 2012, our board of directors declared the following dividends:
•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, payable on March 31, 2012; and
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000, payable on March 31, 2012.
All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. See “Related Party Transactions” of this MD&A for a discussion as to the amount of dividends paid to the Golsen Group during 2011. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.
Compliance with Long — Term Debt Covenants
As discussed below under “Loan Agreements — Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for 2012.
Loan Agreements — Terms and Conditions
Working Capital Revolver Loan — At December 31, 2011, there were no outstanding borrowings under the Working Capital Revolver Loan. In addition, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $48.6 million at December 31, 2011, based on our eligible collateral and outstanding letters of credit as of that date. The Working Capital Revolver Loan requires that ThermaClime meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. As of December 31, 2011 and as defined in the agreement, ThermaClime’s EBITDA was approximately $95 million; the fixed charge coverage ratio was 6.8 to 1; and the senior leverage coverage ratio was 0.8 to 1.
Secured Term Loan — On March 29, 2011, ThermaClime and certain of its subsidiaries entered into the Amended Agreement, which amended ThermaClime’s existing term loan agreement, dated November 2, 2007, as previously amended. Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s Secured Term Loan was increased from $50.0 million to $60.0 million. On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15.0 million to $75.0 million pursuant to the terms of the Amended Agreement. The Amended Agreement also extends the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016. The Secured Term Loan continues to be guaranteed by LSB.
The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At December 31, 2011, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.57% on the principal amount of $48.1 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $24.1 million. At December 31, 2011, the resulting weighted-average interest rate was approximately 4.10%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $72 million at December 31, 2011.
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At December 31, 2011, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $97 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of December 31, 2011 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.1 to 1 and the leverage ratio was 0.8 to 1.
The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.
A prepayment premium equal to 2.5% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2012. This premium is reduced to 1.0% during the following 24-month period and is eliminated thereafter.
Cross-Default Provisions — The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.
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
Related Party Transactions
Golsen Group
In January 2011, we paid interest of $137,500 relating to the portion of the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2010. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by the Golsen Group. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. In July 2011, the Golsen Group converted $2,000,000 principal amount of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the term of the 2007 Debentures. During 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In addition in July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.
Also see discussion under “Related Party Transactions— Transactions with Landmark” of Item 13 of Part III of this report.

Results of Operations
The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2011, 2010, and 2009 and accompanying notes and the discussions above under “Overview” and “Liquidity and Capital Resources.”
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
The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

	2011	2010	2009
	(In Thousands)

Net sales:
Climate Control	$281,565	$250,521	$266,169
Chemical	511,854	351,086	257,832
Other	11,837	8,298	7,837

	$805,256	$609,905	$531,838

Gross profit:
Climate Control	$88,178	$86,364	$92,409
Chemical	130,687	49,295	42,422
Other	4,153	2,966	2,583

	$223,018	$138,625	$137,414

Operating income:
Climate Control	$32,759	$35,338	$37,706
Chemical	116,503	31,948	15,122
General corporate expense and other business operations, net	(12,819)	(11,361)	(12,118)

	136,443	55,925	40,710
Interest expense	(6,658)	(7,427)	(6,746)
Gain (losses) on extinguishment of debt	(136)	(52)	1,783
Non-operating income (expense), net:
Climate Control	2	3	8
Chemical	1	7	31
Corporate and other business operations	(3)	43	91
Provisions for income taxes	(46,208)	(19,787)	(15,024)
Equity in earnings of affiliate — Climate Control	543	1,003	996

Income from continuing operations	$83,984	$29,715	$21,849

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2011 and 2010:

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$183,789	$171,561	$12,228	7.1%
Hydronic fan coils	54,379	37,923	16,456	43.4%
Other HVAC products	43,397	41,037	2,360	5.8%

Total Climate Control	$281,565	$250,521	$31,044	12.4%

Gross profit — Climate Control	$88,178	$86,364	$1,814	2.1%

Gross profit percentage — Climate Control (1)	31.3%	34.5%	(3.2)%

Operating income — Climate Control	$32,759	$35,338	$(2,579)	(7.3)%

(1)	As a percentage of net sales
Net Sales — Climate Control
•
Net sales of our geothermal and water source heat pump products increased primarily as a result of a 15% improvement in sales of our commercial products generally related to increases in the education, hospitality, multi-family, and healthcare market sectors. Offsetting this increase was a 7% decline in sales of our residential products, primarily due to the softness in the single-family residential construction market. During 2011, we continued to maintain a market share leadership position of approximately 41%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•
Net sales of our hydronic fan coils increased primarily due to an 18% increase in the number of units sold due to increased construction and renovation activities in the markets we serve and a 21% increase in the average unit sales price due to change in product mix. During 2011, we continued to have a market share leadership position of approximately 30% based on preliminary market data supplied by the AHRI;

•	Net sales of our other HVAC products increased primarily as the result of an increase in the sales of our modular chillers and construction services.
Gross Profit — Climate Control
The increase in gross profit in our Climate Control Business was primarily the result of higher sales volume as discussed above. The gross profit percentage decline of 3.2% was primarily due to higher raw material and component costs and product mix, including a higher content of commercial products with lower gross margins than our residential products.
Operating Income — Climate Control
Although our gross profit increased, operating income decreased primarily as the result of an increase in expenses discussed below due, in part, to the increase in sales volume as well as changes in our customer/product mix. Specifically, warranty expenses increased by $2.1 million (which were also impacted by extending our warranty coverage period for certain products effective during 2010), employee health insurance costs increased by $0.9 million primarily due to higher actual spending and an increase in the number of employees, freight expenses increased by $0.9 million, and commissions of $0.8 million.

Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2011 and 2010:

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$231,599	$135,598	$96,001	70.8%
Industrial acids and other chemical products	161,776	126,846	34,930	27.5%
Mining products	118,479	88,642	29,837	33.7%

Total Chemical	$511,854	$351,086	$160,768	45.8%

Gross profit — Chemical	$130,687	$49,295	$81,392	165.1%

Gross profit percentage — Chemical (1)	25.5%	14.0%	11.5%

Operating income — Chemical	$116,503	$31,948	$84,555	264.7%

(1)	As a percentage of net sales
Net Sales — Chemical
For 2011, overall sales prices for the Chemical Business increased 30% and the volume of tons sold increased 14%, compared with 2010, generally as a result of the following:
•
Agricultural products sales — Agricultural products sales increased $96.0 million, or 71%, primarily due to increased sales volumes and selling prices for UAN and ammonia, partially offset by lower sales of agricultural grade AN. As the result of the Pryor Facility beginning sustained production in the fourth quarter of 2010, tons of agricultural products sold from this facility increased, including 189,000 tons of UAN. In addition, the increase in UAN sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices.

•
Industrial acids and other chemical products sales — Industrial acids and other products sales increased $34.9 million, or 28%, primarily due to improved economic conditions, new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•
Mining products sales — Mining products sales increased $29.8 million, or 34% and volumes increased 11%. Sales prices were driven higher by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agrees to purchase, and we agree to reserve certain minimum volumes. The customer took less than the minimum quantity of product as defined in the contract. Pursuant to the terms of the contract, the customer was invoiced for both product taken and for the reserved plant production capacity that was not utilized.

Gross Profit — Chemical
The increase in gross profit of $81.4 million is a result of the increased sales volume in all three product lines, accompanied by higher margins on UAN and ammonia due to higher average selling prices relative to production costs. In addition, we recognized an $8.6 million business interruption recovery in 2011, which was recorded as a reduction to cost of sales.

Operating Income — Chemical
In addition to the increase in gross profit of $81.4 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $2.8 million for 2011 compared to $13.6 million for 2010. Due to limited and intermittent production at the Pryor Facility during 2010, costs identifiable with production were classified as cost of sales and the remaining operational expenses were primarily classified as SG&A. This increase in operating income was partially offset by gains totaling $7.3 million from property insurance recoveries received in 2010.
Other
The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2011 and 2010:

				Percentage
	2011	2010	Change	Change
	(Dollars In Thousands)
Net sales — Other	$11,837	$8,298	$3,539	42.6%

Gross profit — Other	$4,153	$2,966	$1,187	40.0%

Gross profit percentage — Other (1)	35.1%	35.7%	(0.6)%

General corporate expense and other business operations, net	$(12,819)	$(11,361)	$(1,458)	12.8%

(1)	As a percentage of net sales
Provision For Income Taxes
The provision for income taxes for 2011 was $46.2 million compared to $19.8 million for 2010. The resulting effective tax rate for 2011 was 36% compared to 40% for 2010. As previously reported, during 2010, we determined that certain nondeductible expenses had not been properly identified relating to the 2007-2009 provisions for income taxes. As a result, we recorded an additional income tax provision of approximately $800,000 for 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
Climate Control Business
The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2010 and 2009:

				Percentage
	2010	2009	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$171,561	$179,865	$(8,304)	(4.6)%
Hydronic fan coils	37,923	46,381	(8,458)	(18.2)%
Other HVAC products	41,037	39,923	1,114	2.8%

Total Climate Control	$250,521	$266,169	$(15,648)	(5.9)%

Gross profit — Climate Control	$86,364	$92,409	$(6,045)	(6.5)%

Gross profit percentage — Climate Control (1)	34.5%	34.7%	(0.2)%

Operating income — Climate Control	$35,338	$37,706	$(2,368)	(6.3)%

(1)	As a percentage of net sales
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
Operating Income — Climate Control
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

Chemical Business
The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2010 and 2009:

				Percentage
	2010	2009	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$135,598	$104,300	$31,298	30.0%
Industrial acids and other chemical products	126,846	95,997	30,849	32.1%
Mining products	88,642	57,535	31,107	54.1%

Total Chemical	$351,086	$257,832	$93,254	36.2%

Gross profit — Chemical	$49,295	$42,422	$6,873	16.2%

Gross profit percentage — Chemical (1)	14.0%	16.5%	(2.5)%

Operating income — Chemical	$31,948	$15,122	$16,826	111.3%

(1)	As a percentage of net sales
Net Sales — Chemical
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

Gross Profit — Chemical
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
Operating Income — Chemical
In addition to the increase in gross profit of $6.9 million discussed above, our Chemical Business’ operating income includes operating and other expenses associated with the Pryor Facility of approximately $13.6 million for 2010 compared to $16.0 million for 2009. In 2010, we also recorded a gain of $5.7 million from insurance recoveries at our Pryor Facility, and other insurance gains of $1.6 million.
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

				Percentage
	2010	2009	Change	Change
	(Dollars In Thousands)
Net sales — Other	$8,298	$7,837	$461	5.9%

Gross profit — Other	$2,966	$2,583	$383	14.8%

Gross profit percentage — Other (1)	35.7%	33.0%	2.7%

General corporate expense and other business operations, net	$(11,361)	$(12,118)	$757	(6.2)%

(1)	As a percentage of net sales
Net Sales — Other
The increase in net sales classified as “Other” relates primarily to the improvement in demand for industrial machinery.

Gross Profit — Other
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
Cash Flow From Continuing Operating Activities
Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, secured asset financing and the sale of assets. See additional discussions concerning cash flow relating to our Climate Control and Chemical Businesses under “Overview” and “Liquidity and Capital Resources” of this MD&A.
For 2011, net cash provided by continuing operating activities was $90.0 million primarily as the result of net income of $83.8 million plus an adjustment of $19.2 for depreciation and amortization partially offset by net cash used by the increase in accounts receivable of $13.5 million primarily relating to the Chemical Business as the result of increased sales of our agricultural and mining products and increased sales from our Pryor Facility and by the net change in prepaid and accrued income taxes of $12.8 million due, in part, to payments made to taxing authorities partially offset by the recognition of income taxes for 2011.
Cash Flow from Continuing Investing Activities
Net cash used by continuing investing activities for 2011 was $44.6 million that consisted primarily of $44.2 million for capital expenditures of which $6.0 million and $35.8 million are for the benefit of our Climate Control and Chemical Businesses, respectively.
Cash Flow from Continuing Financing Activities
Net cash provided by continuing financing activities was $12.9 million that primarily consisted of proceeds from the Secured Term Loan and short-term financing totaling $31.8 million (net of debt issuance costs/fees) partially offset by payments on long-term debt and short-term financing totaling $20.3 million.

Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For each of the last three years ended December 31, 2011, 2010, and 2009, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of December 31, 2011 could change in the near term. In addition, the more critical areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:
     Accounts Receivable and Credit Risk — Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable. In addition, our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien or bond protection in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business, however, thirteen customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 41% of our total net receivables at December 31, 2011. We do not believe this concentration in these thirteen customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2011 and 2010, our allowance for doubtful accounts of $955,000 and $636,000, respectively, were netted against our accounts receivable. For 2011, 2010, and 2009, our provision for losses on accounts receivable was $347,000, $145,000, and $90,000, respectively.
Inventories — Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items. At December 31, 2011 and 2010, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $16,000 and $177,000, respectively. In addition, the carrying value of certain slow-moving inventory items (Climate Control products) was reduced to market because cost exceeded the net realizable value by $1,767,000 and $1,616,000 at December 31, 2011 and 2010, respectively. For 2011, 2010, and 2009, our provision for (realization of) losses on inventory was $590,000, $184,000, and $(2,404,000), respectively.
Precious Metals — Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2011 and 2010, precious metals were $17.8 million and $12.0 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. Recoveries of precious metals are recognized at historical FIFO costs. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. For 2011, 2010, and 2009, the amounts expensed for precious metals, net of recoveries and gains, were approximately $1.9 million, $5.2 million and $3.3 million, respectively. These precious metals expenses, net, are included in cost of sales.
Accrued Insurance Liabilities — We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $100 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. Our accrued insurance liabilities are based on estimates of claims, which include the reported incurred claims amounts plus the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims based on historical claims experience. The determination of such claims and the appropriateness of the related liability is periodically reviewed and revised, if needed. Changes in these estimated liabilities are charged to operations. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. At December 31, 2011 and 2010, our accrued group health and workers’ compensation insurance claims were $2,535,000 and $2,459,000, respectively, and our accrued general liability insurance claims were $739,000 and $1,230,000 respectively. These accrued insurance claims are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates.
Accrued Warranty Costs — Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.
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
At December 31, 2011 and 2010, our accrued product warranty obligations were $5.4 million and $4.0 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets. For 2011, 2010, and 2009, our warranty expense was $6.5 million, $4.5 million, and $5.3 million, respectively.
Executive Benefit Agreements — We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is $1.3 million and $1.2 million as of December 31, 2011 and 2010, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.
In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2011 and 2010, the liability for death benefits is $4.0 million and $4.1 million, respectively, which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to net operating loss carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Contingencies — Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could create an event of default under ThermaClime’s Working Capital Revolver Loan and the Secured Term Loan and could adversely impact our liquidity, capital resources and results of operations.
Regulatory Compliance - Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. At December 31, 2011, liabilities totaling $329,000 have been accrued relating to a penalty assessed for past violations of a discharge water permit at the El Dorado Facility, estimated civil penalty associated with the Clean Air Act involving certain nitric acid plants within our chemical facilities, and to remediation and surface and groundwater monitoring costs associated with our former Kansas facility. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.
Asset Retirement Obligations - We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, no asset retirement obligations have been recognized except for $75,000 to retire an injection well at the Pryor Facility. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.
Stock Options — Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In addition, we issue new shares of common stock upon the exercise of stock options.

During 2011, the compensation and stock option committee of our board of directors approved the grants under the 2008 Incentive Stock Plan of 249,000 shares of qualified stock options (the “2011 Qualified Options”) to certain employees and our board of directors (with the recipient abstaining) approved the grant of 5,000 shares of non-qualified stock options (“2011 Non-Qualified Options”) to one of our outside directors. The exercise price of the 2011 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant, which date was also the service inception date. The weighted-average fair value per 2011 Qualified Option was $16.00 and $16.25 per 2011 Non-Qualified Option and the total estimated fair value was $4.1 million. The fair value for the 2011 Qualified and Non-Qualified Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:
•	a weighted-average risk-free interest rate of 1.21% based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	no dividend yield based on historical data;
•
a weighted-average expected volatility of 48.59% of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and

•	a weighted-average expected life of the options of 5.90 years based on the historical exercise behavior of these employees and outside director, if applicable.
In addition, we estimated a total weighted-average expected forfeiture rate of 2.97% for these options.
Revenue Recognition — We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Accrued Warranty Costs” for our accounting policy for recognizing warranty expense.
Recognition of Insurance Recoveries — If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. At December 31, 2011, there were no insurance claim receivable balances relating to insurance claims.
Derivatives, Hedges, Financial Instruments and Carbon Credits — Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.
At December 31, 2011, we had two classes of contracts that were accounted for on a fair value basis, which were commodities futures/forward contracts (“commodities contracts”) and interest rate contracts. All of these contracts were used as economic hedges for risk management purposes but were not designated as hedging instruments. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes were not available, other valuation techniques or models used to estimate fair values.
The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2011, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.27% and the total estimated market weighted-average receive rate of 0.99%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.
Our assets and liabilities classified as Level 3 were minimal at December 31, 2011.

Management’s judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.
Performance and Payment Bonds
We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2011, we have agreed to indemnify the sureties for payments, up to $12.2 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2012.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations
Our aggregate contractual obligations as of December 31, 2011 are summarized in the following table (1) (2).

	Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2012	2013	2014	2015	2016	Thereafter
	(In Thousands)
Long-term debt:

Secured Term Loan	$72,188	$3,750	$3,750	$3,750	$3,750	$57,188	$—
Capital leases	749	378	336	35	—	—	—
Other	6,523	807	851	900	952	1,007	2,006

Total long-term debt	79,460	4,935	4,937	4,685	4,702	58,195	2,006

Interest payments on long-term debt (3)	13,262	3,414	3,164	2,936	2,717	769	262

Interest rate contracts (4)	2,241	839	553	467	322	60	—

Capital expenditures (5)	9,900	9,900	—	—	—	—	—

Wastewater pipeline project (6)	8,114	2,208	733	298	125	125	4,625

Operating leases	20,267	5,635	4,585	3,453	1,554	1,127	3,913

Firm purchase commitments and futures/forward contracts	12,172	12,172	—	—	—	—	—

Contractual obligations — carbon credits	223	223	—	—	—	—	—

Accrued contractual manufacturing and profit sharing obligations	3,091	3,091	—	—	—	—	—

Other contractual obligations included in noncurrent accrued and other liabilities (7)	5,156	—	112	113	70	66	4,795

Total	$153,886	$42,417	$14,084	$11,952	$9,490	$60,342	$15,601

(1)
The table does not include amounts relating to future purchases of anhydrous ammonia by EDC pursuant to a supply agreement through December 2012. The terms of this supply agreement does not include minimum volumes or take-or-pay provisions.

(2)	The table does not include our estimated accrued warranty costs of $5.4 million at December 31, 2011 as discussed above under “Critical Accounting Policies and Estimates”.

(3)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2011.

(4)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2011.

(5)	Capital expenditures include only committed amounts in our 2012 capital expenditure budget but exclude amounts relating to the wastewater pipeline project.

(6)	The future cash flows include capital expenditures and operating costs based on estimates at December 31, 2011

(7)	The future cash flows relating to executive and death benefits are based on estimates at December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
General
Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.
Forward Sales Commitments Risk
Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2011, we had no embedded losses associated with sales commitments with firm sales prices.
Commodity Price Risk
Our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes and our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices. As part of our raw material price risk management, periodically, our Climate Control Business enters into futures contracts for copper and our Chemical Business enters into firm purchase commitments and/or futures/forward contracts for anhydrous ammonia and natural gas.
At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound ($1.28 million) and a weighted-average market value of $3.45 per pound ($1.29 million), which contracts are generally accounted for on a mark-to-market basis.
During 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2011, our purchase commitments under these contracts were for approximately 3.0 million MMBtu of natural gas through August 2012 at the weighted-average cost of $3.62 per MMBtu ($10.9 million) and a weighted-average market value of $3.06 per MMBtu ($9.2 million).
Interest Rate Risk
Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.
As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At December 31, 2011, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.24% on $25 million and matures in April 2012. Also, we have an interest rate swap, which sets a fixed three-month LIBOR rate of 3.595% on $25 million and matures in April 2012. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2011, the fair value of these contracts (unrealized loss) was $2.2 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2011.

	Years ending December 31,
	(Dollars In Thousands)
	2012	2013	2014	2015	2016	Thereafter	Total

Expected maturities of long-term debt (1):
Variable interest rate debt (2)	$3,750	$3,750	$3,750	$3,750	$57,188	$—	$72,188

Weighted-average interest rate	4.10%	4.10%	4.10%	4.10%	4.10%		4.10%

Fixed interest rate debt	$1,185	$1,187	$935	$952	$1,007	$2,006	$7,272

Weighted-average interest rate	6.71%	6.72%	6.73%	6.71%	6.66%	6.62%	6.68%

Estimated future cash flows of interest rate swaps (3):
Variable to Fixed	$839	$553	$467	$322	$60	$—	$2,241

Weighted-average pay rate	3.35%	3.23%	3.23%	3.23%	3.23%		3.27%

Weighted-average receive rate	0.60%	0.76%	1.00%	1.57%	1.92%		0.99%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2011.

(2)	Includes the Secured Term Loan that includes a fixed interest rate of 5.15% on the principal amount of $24.1 million at December 31, 2011.

(3)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2011.

The following table presents our purchase commitments under firm purchase commitments and futures/forward contracts and related weighted-average contract costs by contract terms as of December 31, 2011.

	Years ending December 31,
	(Dollars In Thousands, Except For Per Pound and MMBtu)
	2012	2013	2014	2015	2016	Thereafter	Total

Firm purchase commitments and Futures/Forward contracts:
Copper:
Total cost of contracts	$1,281						$1,281

Weighted-average cost per pound	$3.42						$3.42

Natural Gas:
Total cost of contracts	$10,891						$10,891

Weighted-average cost per MMBtu	$3.62						$3.62

Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2011 and 2010, the fair value for variable interest rate debt (excluding the secured term loan at December 31, 2010) approximates their carrying value. At December 31, 2010, the estimated fair value of the secured term loan is based on defined LIBOR rates plus 6% utilizing information obtained from the lender. The fair values of fixed interest rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2010, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures.

	December 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
	(In Thousands)
Variable Interest Rate:
Secured Term Loan	$72,188	$72,188	$26,721	$48,773
Working Capital Revolver Loan	—	—	—	—
Other debt	—	—	2,437	2,437

Fixed Interest Rate:
5.5% Convertible Senior Subordinated Notes	—	—	27,976	26,900
Other bank debt and equipment financing	7,211	7,272	17,251	17,282

	$79,399	$79,460	$74,385	$95,392

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LSB Industries, Inc.
We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of LSB Industries, Inc. and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Oklahoma City, Oklahoma
February 28, 2012

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

•	the outlook for the types of nitrogen fertilizer products we produce and sell;

•	modest increase in the commercial/institutional and residential construction sectors we serve;

•	demand for our geothermal products;

•	investments will continue to increase our capacity to produce and distribute our Climate Control products;

•	shipment of backlog;

•	ability to pass to our customers the majority of any cost increases in the form of higher prices;

•	sufficient sources for materials and components;

•	customer demand for our industrial, mining and agricultural products for 2012 will be sufficiently strong to allow us to run the four chemical plants at optimal production rates;

•	capital spending for 2012;

•	ability to obtain anhydrous ammonia from other sources;

•	compliance by the El Dorado Facility of the terms of its NPDES permit;

•	dissolved mineral issue should not be an issue once the pipeline is operational;

•	sales growth of the Climate Control Business;

•	sales in the medium-term and long-term will be primarily driven by growth in new construction, as well as the introduction of new products;

•	geothermal systems are considered to be the most energy efficient systems currently available;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to conventional HVAC systems;

•
homeowners who install GHP’s are eligible for a 30% tax credit, businesses that install GHPs are eligible for a 10% tax credit and five year accelerated depreciation on the balance of the system cost, and during 2012, businesses also have the option of electing 50% bonus depreciation on qualifying equipment, such as GHPs, that are placed in service during the year;

•	cash needs for 2012 will be for working capital and capital expenditures;

•	we plan to rely upon internally generated cash flows and cash on hand to fund operations and pay obligations;

•	fund committed capital expenditures from working capital;

•	in conjunction with our long-term compliance plan, EDC intends to participate in a wastewater pipeline project for disposal of wastewater that the city of El Dorado, Arkansas will construct and own;

•	the ability for the El Dorado Facility to use the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;

•	cost relating to settlement with the EPA relating to issues involving the Clean Air Act;

•
EDC anticipates that its share of the cost to construct the pipeline will be approximately $4.0 million and its share of future operating costs will not be significant and the city plans to complete the construction by mid-2014;

•	production levels at our Pryor Facility;

•	costs of Turnarounds during 2012 for our chemical facilities;

•	ability to fund our cash needs from internally-generated cash flows and cash on hand;

•	the expenses in connection with environmental regulatory issues for 2012;

•
while future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results;

•	if we should repurchase stock, we currently intend to fund any repurchases from our available working capital or the proposed financing;

•	meeting all required covenant tests for all quarters and the year ending in 2012;

•	costs relating to environmental and health laws and enforcement policies thereunder;

•	growth of U.S. economy if European sovereign debt issues do not negatively affect the global economy;

•	amending our Working Capital Revolver; and

•	material uncertain tax positions.
While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	changes in production rates at the Pryor Facility,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory settlement with the EPA,

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors”.
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
Our Nominating and Corporate Governance Committee reviews the composition of the Board to assess the Board performance, composition, and effectiveness. The Nominating Committee values certain characteristics in all Board members, including personal and professional integrity, reputation, outstanding professional achievement, and sound business judgment. The Nominating Committee evaluates each individual director in the context of the Board as a whole with the goal of recommending an effective group with a diversity of experience and skills who will exercise sound business judgment in the interest of our business and our shareholders.
Directors
Robert C. Brown, M.D., age 80. Dr. Brown first became a director in 1969. His term will expire in 2012. Dr. Brown has practiced medicine for many years and was Vice President and Treasurer of Plaza Medical Group, P.C. until its acquisition by Integris Health on October 31, 2011. Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years as a doctor in the United States Navy and over three years at the Mayo Clinic. Dr. Brown is also a Clinical Professor at Oklahoma University Health Science Center. Dr. Brown has experience with and insight into all aspects of developing and growing a company and as President and Chief Executive Officer oversaw the launch and sale of a medical claims clearinghouse which was sold, ultimately, to WebMD. Dr. Brown is currently President and Chief Executive Officer of ClaimLogic L.L.C., a medical claims clearinghouse specializing in the provision of medical clearinghouse services to university affiliated hospitals and other medical providers throughout the United States. Dr. Brown served as President of the Medical Staff of Baptist Medical Center of Oklahoma. He is a Board member of Integris Physicians Services, Inc. Dr. Brown’s leadership experience, entrepreneurial business experience and broad range of knowledge of our history and business through his service as a director, among other factors, led the Board to conclude that he should serve as a director.
Charles A. Burtch, age 76. Mr. Burtch first became a director in 1999. His term will expire in 2013. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University. Mr. Burtch’s financial experience and his experience as executive vice president of a large commercial bank, among other factors, led the Board to conclude that he should serve as a director.

Robert A. Butkin, age 59. Mr. Butkin first became a director in August 2007. His term will expire in 2013. Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President and as a member of the board of BRJN Capital Corporation, a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various community and professional organizations, including holding the presidency of the Southern State Treasurers Association. He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers (“NAST”). In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. Mr. Butkin serves on the board of several non-profits, including the Jasmine Moran Children’s Museum (1995-present); Leadership Oklahoma (Advisory Board, 1998-present); and the Oklahoma Academy (2003-present). He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in 1978. Mr. Butkin’s leadership skills and financial experience obtained through serving as State Treasurer of Oklahoma, chairman of the banking committee of NAST, leading his private investment company, and service as the dean of a major law school in the State of Oklahoma, among other factors, led the Board to conclude that he should serve as a director.
Barry H. Golsen, J.D., age 61. Mr. Golsen first became a director in 1981. His term will expire in 2012. Mr. Golsen was elected President of LSB in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994 Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than 10 years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma. Mr. Golsen’s extensive experience in the climate control industry, his depth of knowledge and understanding of the business in which we operate, and his demonstrated leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.
Jack E. Golsen, age 83. Mr. Golsen first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A., which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry. Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen’s demonstrated leadership skills and extensive experience and understanding in all industries in which we operate, his financial experience and broad business knowledge, among other factors, led the Board to conclude that he should serve as a director.
Steven J. Golsen, age 59. Mr. Golsen first became a director in 2011. His term will expire in 2014. Mr. Golsen also serves as the Chief Operating Officer of our Climate Control Business. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool Business and our Climate Control Business for more than 10 years. Mr. Golsen attended the University of New Mexico and University of Oklahoma. Mr. Golsen’s extensive experience, his intimate knowledge and understanding of multiple aspects of our business (particularly our Climate Control Business) and his demonstrated management and leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.
David R. Goss, age 71. Mr. Goss first became a director in 1971. His term will expire in 2012. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than 10 years. He has served as a member of the executive management team since our inception in 1969. Mr. Goss is a graduate of Rutgers University. Mr. Goss’s accounting and financial experience and extensive knowledge of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.

Bernard G. Ille, age 85. Mr. Ille first became a director in 1971. His term will expire in 2014. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for 10 years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He was a director of Landmark Land Company, Inc., which was the parent company of First Life for many years until his retirement in March 2011. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants, a consulting firm, and a private investor. He is a graduate of the University of Oklahoma. Mr. Ille’s leadership of a major insurance company in Oklahoma, his financial and insurance background, and his investment experience, among other factors, led the Board to conclude that he should serve as a director.
Gail P. Lapidus, age 60. Ms. Lapidus first became a director in February 2010. Her term will expire in 2012. Ms. Lapidus is the Executive Director and Chief Executive Officer of Family & Children’s Services (“FCS”), a premiere human services provider in the Tulsa, Oklahoma metro area. Ms. Lapidus has been with the 85-year-old agency for 35 years and has served as its Executive Director since 1986. During her tenure, FCS has become the largest outpatient community mental health center in the state of Oklahoma for children, families and individuals without sufficient economic resources or health insurance. FCS, which has an annual budget of more than $35 million and a staff of over 500, has attracted national recognition and research grants for the services it provides. Ms. Lapidus received her undergraduate degree and a Master’s Degree in Social Work from the University of Oklahoma where she was later named an inaugural inductee into the Hall of Honor for outstanding leadership in professional practice. Ms. Lapidus’s management and leadership experience as the executive director of FCS, among other factors, led the Board to conclude that she should serve as a director.
Donald W. Munson, age 79. Mr. Munson first became a director in 1997. His term will expire in 2014. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota. Mr. Munson’s extensive experience in the climate control industry, and his leadership skills obtained through his service as senior executive and a managing director of Lennox Industries, among other factors, led the Board to conclude that he should serve as a director.
Ronald V. Perry, age 62. Mr. Perry first became a director in August 2007. His term will expire in 2014. In 2011, after 32 years, Mr. Perry stepped down as President of Prime Time Travel, which he founded . He continues with Prime Time Travel as a member of the Executive Committee, Director and Treasurer. He is an elected member of the Board of Directors of Metro Technology Centers. Mr. Perry has served in various charitable and civic organizations. He has had leadership positions with Leadership OKC, Rotary Club of OKC and the American Heart Association. He is also past President of the Board of Directors for the Regional Food Bank of Oklahoma. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration and then served as a captain in the United States Army. His leadership skills, business experience and promotions experience, among other factors, led the Board to conclude that he should serve as a director.
Horace G. Rhodes, age 84. Mr. Rhodes first became a director in 1996. His term will expire in 2013. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for many years. From 1972 until 2001, he served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies and since 1982 served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association (“OLHIGA”). Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma. Mr. Rhodes’ experience as a leader of an Oklahoma law firm, his depth of understanding of corporations and business transactions obtained through 40 years of practice as a corporate lawyer with expertise in mergers and acquisitions, his financial and investment experience gained through one year as treasurer and seven years as president of a life insurance company, together with his unique financial experience as an insurance industry regulator for three years, among other factors, led the Board to conclude that he should serve as a director.

Tony M. Shelby, age 70. Mr. Shelby first became a director in 1971. His term will expire in 2014. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than 10 years. Mr. Shelby has served as a member of the LSB executive management team since our inception in 1969. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University. Mr. Shelby’s financial and accounting experience, his demonstrated leadership skills within the Company, and extensive understanding of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.
John A. Shelley, age 61. Mr. Shelley first became a director in 2005. His term will expire in 2012. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma, including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by us prior to 1994, former member of the Board of Directors of the Oklahoma Bankers Association and former Commissioner of the Oklahoma Securities Commission. He is a Trustee of the Advantage Health Plans Trust and a Trustee of the Oklahoma City Retailers Foundation Affiliated fund of the Oklahoma City Community Foundation. Mr. Shelley is a graduate of the University of Oklahoma. Mr. Shelley’s experience in the banking industry and his financial experience obtained through his service as Chief Executive Officer of the Bank of Union, among other factors, led the Board to conclude that he should serve as a director.
Executive Officers
Certain information concerning our executive officers is contained in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated by reference herein.
Family Relationships
Jack E. Golsen — Father of Barry H. Golsen and Steven J. Golsen; Brother-in-law of Robert C. Brown.
Barry H. Golsen — Son of Jack E. Golsen; Brother of Steven J. Golsen; Nephew of Robert C. Brown.
Steven J. Golsen — Son of Jack E. Golsen; Brother of Barry H. Golsen; Nephew of Robert C. Brown.
Robert C. Brown — Father of Heidi Brown Shear; Uncle of Barry H. Golsen and Steven J. Golsen.
David M. Shear — Nephew by marriage to Jack E. Golsen; Son-in-law of Robert C. Brown.
Heidi Brown Shear, Vice President and Managing Counsel of the Company — Daughter of Robert C. Brown and spouse of David M. Shear.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and beneficial owners of more than 10% of LSB’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of LSB’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to us with respect to 2011, or written representations that no Form 5 was required to be filed, we believe that during 2011 all our directors and officers and beneficial owners of more than 10% of LSB’s common stock filed timely their required Forms 3, 4, or 5, except for Horace Rhodes, Gail Lapidus, James Murray, Kristy Carver and Harold Rieker, each of whom filed one inadvertently late Form 4 to report one transaction each, Bernard G. Ille reported one Form 4 transaction late on a timely-filed Form 5, Paul Rydlund filed one inadvertently late Form 4 to report three transactions, and Michael Adams filed one inadvertently late Form 4 to report two transactions,.
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
Audit Committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman through February 24, 2012), Charles Burtch (Chairman effective February 24, 2012), Horace Rhodes and John Shelley. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the NYSE as of our fiscal year end. The Board has adopted an Audit Committee Charter, which governs the responsibilities of the Audit Committee. During 2011, the Audit Committee held five meetings.
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
Nominating and Corporate Governance Committee
We have a separately-designated standing Nominating and Corporate Governance Committee (the “Nominating Committee”). The members of the Nominating Committee are Messrs. John Shelley (Chairman), Bernard Ille, and Horace Rhodes. The Board has determined that each member of the Nominating Committee is independent, in accordance with Section 10A-3 of the Exchange Act and the listing standards of the NYSE. The Board has adopted a Nominating and Corporate Governance Committee Charter which governs the responsibilities of the Nominating Committee. The Board has also adopted Corporate Governance Guidelines. During 2011, the Nominating Committee held three meetings.
Compensation and Stock Option Committee
We have a separately-designated Compensation and Stock Option Committee (the “Compensation Committee”). The members of the Compensation Committee are Messrs. Horace Rhodes (Chairman), Charles Burtch and Bernard Ille, each of whom is a non-employee, independent director in accordance with the rules of the NYSE. The Board has adopted a Compensation and Stock Option Committee Charter, which governs the responsibilities of the Compensation Committee. During 2011, the Compensation Committee held five meetings.
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
Decisions regarding non-equity compensation of our non-executive officers and our executive officers named in the Summary Compensation Table (the “named executive officers”) other than the Chief Executive Officer and the President, are made by our Chief Executive Officer and presented for approval or modification by the Committee. Historically, the Compensation Committee has generally adopted such recommendations of the Chief Executive Officer.
The agenda for meetings of the Compensation Committee is determined by its Chairman with the assistance of our Chief Executive Officer. Committee meetings are regularly attended by the Chief Executive Officer. At each Compensation Committee meeting, the Compensation Committee also meets in executive session without the Chief Executive Officer. The Committee may delegate authority to the Chief Executive Officer in order to fulfill certain administrative duties regarding the compensation programs.

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. If an outside consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee. For 2011, no outside consultants were engaged by the Compensation Committee or by management of the Company.
Committee Charters
A current copy of the following charters and guidelines are available on our website at www.lsb-okc.com and are also available from the Company upon request to the Secretary:
•	Audit Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Corporate Governance Guidelines

•	Compensation and Stock Option Committee Charter
Compensation Committee Interlocks and Insider Participation
The Compensation Committee has the authority to set the compensation of all of our officers. This Compensation Committee considers the recommendations of the Chief Executive Officer when setting the compensation of our officers. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation Committee are the following non-employee directors: Horace G. Rhodes (Chairman), Charles A. Burtch, and Bernard G. Ille. Neither Mr. Rhodes, Mr. Burtch nor Mr. Ille is, or ever has been, an officer or employee of the Company or any of its subsidiaries. None of our executive officers or members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K during 2011.
ITEM 11. EXECUTIVE COMPENSATION
Overview of Compensation Program
Our long-term success depends on our ability to efficiently operate our facilities, to continue to develop our product lines and technologies, and to focus on developing our product markets. To achieve these goals, it is important that we be able to attract, motivate, and retain highly talented individuals who are committed to our values and goals.
The Compensation Committee has the responsibility to establish, in consultation with management, our compensation philosophy for our senior executive officers and to implement and oversee a compensation program consistent with the philosophy. This group of senior executive officers includes the named executive officers, as well as our other executives.
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

Compensation Philosophy and Objectives
The Compensation Committee believes that the most effective executive compensation program rewards the executive’s achievements and contribution towards the Company achieving its long-term strategic goals. However, the Compensation Committee does not believe that executive compensation should be tied to specific numeric or formulaic financial goals or only to stock price performance. The Compensation Committee recognizes that, given the volatility of the markets in which we do business, general economic conditions, and numerous other factors, our financial performance for a particular period may or may not be an accurate measurement of our senior executive officers’ performance.
The Compensation Committee values both personal contribution and teamwork as factors to be rewarded. The Compensation Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly talented employees in key positions, with the goal of ensuring that compensation to our senior executive officers remains competitive while considering the internal pay ratios among executives and other key employees. The Compensation Committee believes that executive compensation packages should include cash and bonus compensation, as well as other benefit programs to encourage senior executive officers to remain with the Company and have interests aligned with those of the Company. As a result, the Compensation Committee reviews the number of stock options exercised by senior executive officers during recent periods, if any, as well as stock options currently held by the senior executive officers. This analysis enables the Compensation Committee to determine whether the grant of additional stock-based compensation may be advisable to ensure that our senior executive officers’ long term interests are aligned with those of the Company. Based on the foregoing, the Compensation Committee focuses on the following criteria when developing our executive compensation program:
•	Compensation should be based on the level of job responsibility, executive performance, and our performance;

•	Compensation should enable us to attract and retain key talent;

•	Compensation should be competitive with compensation offered by other companies that compete with us for talented individuals in our geographic area;

•	Compensation should reward performance;

•	Compensation should motivate executives to achieve our strategic and operational goals; and

•	Executive compensation should be reasonable when compared to the average compensation of our other employees.
EXECUTIVE SUMMARY
Setting Executive Compensation
The Compensation Committee sets annual cash and non-cash executive compensation to reward the named executive officers for achievement and to motivate the named executive officers to achieve long-term business objectives. The Compensation Committee is unable to use direct comparisons to a peer group in determining the compensation package because of the diverse nature of our lines of business. The Compensation Committee reviewed some generally available national and regional compensation information for companies of our size. This information was used to determine whether our compensation amounts are within the range of similarly sized companies. The Compensation Committee considered base salary and current bonus awards in determining overall compensation. The Compensation Committee does not have a policy allocating long term and currently paid compensation, but does consider stock options to be long-term compensation. The Compensation Committee also considered the allocation between cash and non-cash compensation amounts, but does not have a specific formula or required allocation between such compensation amounts. Instead, such amounts are taken into account as part of the overall compensation determination. The Compensation Committee compares the Chief Executive Officer’s total compensation to the total compensation of our other named executive officers. However, the Compensation Committee has not established a target ratio between total compensation of the Chief Executive Officer and the median total compensation level for the next lower tier of management. The Compensation Committee also considers internal pay equity among the named executive officers and in relation to next lower tier of management and average compensation of all employees in order to maintain compensation levels that are consistent with the individual contributions and responsibilities of those executive officers. The Compensation Committee does not consider amounts payable under severance agreements when setting the annual compensation of the named executive officers. Although the Compensation Committee has not engaged outside consultants to assist in conducting its annual review of the total compensation program, it may do so in the future.

Consideration of Stockholder Say-On-Pay Advisory Vote.
At our annual meeting of stockholders held in June 2011, our stockholders voted, on a non-binding, advisory basis, on the compensation of our named executive officers for 2010. A substantial majority (more than 98%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our named officers for 2010 on a non-binding, advisory basis. The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation, and, accordingly, the Compensation Committee did not materially change its approach to executive compensation in 2011 in connection with the say-on-pay proposal. The Compensation Committee expects to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our named executive officers. We will hold an advisory vote on the compensation of named executive officers at our 2012 annual meeting of stockholders.
Role of Executive Officers in Compensation Decisions
Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer, the President and Steven J. Golsen) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items. The Compensation Committee considers such recommendations in light of the Compensation Committee’s philosophy and objectives and exercises its discretion in accepting or modifying the recommended compensation. Historically, the Compensation Committee has generally adopted the recommended compensation. In determining compensation for the Chief Executive Officer and the President, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing both the Chief Executive Officer and the President and consideration of the Compensation Committee’s observations of the Chief Executive Officer and the President during the applicable year.
2011 Executive Compensation Components
For the fiscal year ended December 31, 2011, the principal components of compensation for the named executive officers were:
•	base salary;

•	cash bonus;

•	death benefit and salary continuation plans; and

•	perquisites and other personal benefits.
The Compensation Committee did not award equity-based compensation, such as stock options, to the named executive officers in 2011. As discussed below, the Compensation Committee awarded salary increases and bonuses to the named executive officers for 2011. Those awards were considered sufficient to provide competitively based incentives to our executives to advance company performance, without granting equity based compensation as well. The Committee’s assessment was that the named executive officers in 2011 continued to maintain a sufficient ownership interest in the Company to provide alignment with the Company’s long-term interests. We do not benchmark the amount of total compensation or any material element of compensation.
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
Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers, and based upon an assessment of the individual performance of the executive during the preceding year. In determining the base salary for the Chief Executive Officer, the President and Steven J. Golsen, the Compensation Committee exercises its judgment based on its observations of such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements. Although the Compensation Committee does not use specific performance targets to set base salaries or bonuses, the Compensation Committee awarded salary increases in 2011 based on the above criteria and with consideration of the overall improved financial performance of the Company during challenging economic conditions.

Cash Bonuses
The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company. Based on the assessments and recommendations described below, the Compensation Committee awarded bonuses to the managers and executive officers in 2011.
Bonus awards are based upon assessment of an individual’s overall contribution to the Company. This assessment includes a subjective analysis of the achievement of an individual’s goals for their areas of responsibility, the individual’s contribution to the achievement of our priorities and strategic plans, and the individual’s material accomplishments achieved during the year. In considering an individual’s overall contribution to the Company, the Compensation Committee will account for the individual’s level of experience relevant to the Company’s businesses, the individual’s tenure with the Company, and the individual’s level of responsibility. The assessment is a subjective evaluation of accomplishment and contribution to the Company and is not based on the achievement of specific performance metrics. Our CEO, Jack E. Golsen, provides the Compensation Committee with his assessment of the contributions to the Company during the applicable year by our named executive officers other than for himself, Barry H. Golsen, our President, and Steven J. Golsen for purposes of determining bonus compensation for such year. The Compensation Committee discusses our CEOs recommendations with the CEO, and in the past has generally accepted the CEOs’ recommendations as to bonuses for our named executive officers. With respect to bonus awards for Jack E. Golsen, Barry H. Golsen and Steven J. Golsen, the Compensation Committee assesses the overall contribution of each of them based on the interaction with each of them, review of the matters that are presented to the Board of Directors for consideration or discussion, and interviews with other senior executive officers.
In assessing the overall contribution of Jack E. Golsen to the Company for purposes of bonus compensation, the Compensation Committee considered Mr. Golsen’s management of the Company through challenging global economic conditions, the profitability of the Company, the retention and development of our executive team, his development of key business relationships for the Company, and his efforts in developing strategies for the Company’s future revenue and market growth. Mr. Golsen’s level of responsibility and the effectiveness of his leadership were also considered in the assessment of his overall contribution to the Company during 2011. In addition, the Compensation Committee considered and complied with the terms of Mr. Golsen’s Employment Agreement with the Company.
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
The assessment of Barry H. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of the Company and our climate control and chemical businesses through challenging global economic conditions, profitability of the Company for 2011, his retention and development of our management, his accomplishments in developing improved investor and shareholder communication, and his efforts in developing the Company’s future market growth.
The assessment of Steven J. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of our climate control business and machine tool and specialized engineering business through challenging global economic conditions, profitability of the Company for 2011, his recruitment, retention and development of our management, and his involvement in developing plans for the Company’s future growth.

The assessment of David R. Goss’ overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Goss’ responsibilities as our executive vice president of operations, especially during challenging global economic conditions, his management and development of our chemical facility located in Pryor, Oklahoma, and his management of our resources with a view to their most productive and efficient uses.
The assessment of David M. Shear’s overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Shear’s responsibilities as our general counsel, the effectiveness of his oversight of our legal department, his management of litigation and corporate matters, his accomplishments in negotiating important commercial contracts, the utility of his communications with our Board of Directors and executive officers, his contributions to the oversight of the our corporate governance and compliance functions, and his leadership in the design and implementation of the Company’s recent subsidiary realignment.
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
Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2011, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”
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
Employment Agreement
We have no employment agreements with our named executive officers, except with Jack E. Golsen, our Chief Executive Officer. The terms of Mr. Golsen’s employment agreement are described below under “Employment Agreement.” We believe that Mr. Golsen’s employment agreement promotes stability in our senior management and encourages Mr. Golsen to provide superior service to us. The current term of the Employment Agreement expires March 21, 2014, but will automatically renew for up to two additional three-year periods, unless earlier terminated by either party with one years’ notice.
Ownership Guidelines
At this time, we have not established any guidelines which require our executive officers to acquire and hold our common stock. However, our named executive officers have historically acquired and maintained a significant ownership position in our common stock.
Tax and Accounting Implications
Deductibility of Executive Compensation — Section 162(m) of the Internal Revenue Code, provides that we may not deduct compensation of more than $1,000,000 of employee remuneration for named executive officers. However, the statute exempts qualifying performance-based compensation from the deduction limit when specified requirements are met. In the past, we have granted non-qualifying stock options to the named executive officers that do not meet the performance-based compensation criteria and are subject to the Section 162(m) limitation. Our compensation deduction was not limited by Section 162(m) in 2011, 2010 and 2009.
Accounting for Stock-Based Compensation — We account for stock-based payments, including our incentive and nonqualified stock options, in accordance with United States generally accepted accounting principles.
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
Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.
Horace G. Rhodes, Chairman
Charles A. Burtch
Bernard G. Ille
The following table summarizes the total compensation paid or earned by each of the named executive officers for each of the three fiscal years in the period ended December 31, 2011.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($) (1)	($)

Jack E. Golsen,
Chairman of the Board of Directors and	2011 2010	703,500 659,400	200,000 150,000	— —	— —	— —	— —	213,869 746,993	1,117,369 1,556,393
Chief Executive Officer	2009	636,323	200,000	—	—	—	—	713,556	1,549,879

Tony M. Shelby, Executive Vice President	2011	287,115	100,000	—	—	—	—	16,932	404,047
of Finance and Chief	2010	275,000	100,000					15,385	390,385
Financial Officer	2009	275,000	125,000	—	—	—	—	16,824	416,824

Barry H. Golsen,
Vice Chairman of the Board of Directors, President, and President of the Climate	2011 2010	574,831 550,600	200,000 150,000	—	—	—	—	34,311 32,803	809,142 733,403
Control Business	2009	527,523	200,000	—	—	—	—	16,887	744,410

Steven J. Golsen,
Chief Operating Officer of the Climate	2011 2010	369,385 350,000	150,000 150,000	— —	— —	— —	— —	30,211 29,028	549,596 529,028
Control Business	2009	326,923	150,000	—	—	—	—	16,578	493,501

David R. Goss,
Executive Vice President of	2011 2010	285,039 270,500	100,000 85,000	— —	— —	— —	— —	8,569 9,308	393,608 364,808
Operations	2009	270,500	100,000	—	—	—	—	4,195	374,695

David M. Shear,
Senior Vice President and General	2011 2010	287,116 275,000	100,000 85,000	— —	— —	— —	— —	20,837 20,126	407,953 380,126
Counsel	2009	275,000	100,000	—	—	—	—	9,068	384,068

(1)
We have a death benefit agreement with each named executive officer, as described below under “1981 Agreements” and “2005 Agreement”. Compensation reported for the death benefit under these agreements is the greater of:

•	the expense incurred for our accrued death benefit liability; or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.
Amounts accrued under these agreements are not paid until the death of the named executive officer.

We have separate death benefit and salary continuation agreements with each named executive officer. As discussed below under “1992 Agreements”, these agreements provide a death benefit until the employee reaches age 65 and benefits for life commencing when the employee reaches age 65. Compensation reported for these benefits is the greater of:
•	the expense incurred associated with our accrued benefit liability or
•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.
The amounts set forth under “All Other Compensation” are comprised of the compensation expense relating to the 1981 Agreements, 1992 Agreements, and 2005 Agreement, as described above, and perquisites for 2011, as follows:

	1981	1992	2005
	Agreements	Agreements	Agreement	Other (A)	Total

Jack E. Golsen	$85,656	$—	$122,365	$5,848	$213,869

Tony M. Shelby	$2,818	$1,763	$—	$12,351	$16,932

Barry H. Golsen	$1,800	$26,107	$—	$6,404	$34,311

Steven J. Golsen	$713	$23,298	$—	$6,200	$30,211

David R. Goss	$3,394	$1,113	$—	$4,062	$8,569

David M. Shear	$—	$16,614	$—	$4,223	$20,837

(A)	Amount relates to the personal use of automobiles, cell phones and country club dues.
Employment Agreement
We have an employment agreement with Jack E. Golsen, which requires the Company to employ Mr. Golsen as an executive officer of the Company. The current term of the employment agreement expires March 21, 2014, but will be automatically renewed for up to two additional three-year periods, unless terminated by either party by written notice at least one year prior to the expiration of the then current term. Under the terms of the employment agreement, Mr. Golsen shall:
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

Amount of Annual
Name of Individual	Payment

Jack E. Golsen	$175,000
Tony M. Shelby	$35,000
Barry H. Golsen	$30,000
Steven J. Golsen	$19,000
David R. Goss	$35,000
David M. Shear	N/A
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

The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements at December 31, 2011.

	Amount	Amount
	of Annual	of Annual
Name of Individual	Benefit	Death Benefit

Jack E. Golsen	N/A	N/A
Tony M. Shelby	$15,605	N/A
Barry H. Golsen	$17,480	$11,596
Steven J. Golsen	$17,545	$10,690
David R. Goss	$17,403	N/A
David M. Shear	$17,822	$7,957
2005 Agreement
During 2005, we entered into a death benefit agreement (“2005 Agreement”) with Jack E. Golsen. This agreement replaced existing benefits that were payable to Mr. Golsen. The 2005 Agreement provides that, upon Mr. Golsen’s death, we will pay to Mr. Golsen’s family or designated beneficiary $2.5 million to be funded from the net proceeds received by us under certain life insurance policies on Mr. Golsen’s life that were purchased and are owned by the Company. The 2005 Agreement requires that we are obligated to keep in existence no less than $2.5 million of the stated death benefit. The life insurance policies in force provide an aggregate stated death benefit of $7.0 million to the Company, as beneficiary.
Life Insurance Policies
As discussed above under the 1981 Agreements, 1992 Agreements and 2005 Agreements, we maintain life insurance on the life of each named executive officer to provide a source of funds for our obligations under these agreements. The following table sets forth the total face value of life insurance policies in force for each named executive officer and the net cash surrender value of the life insurance policies at December 31, 2011.

		Amount of
	Total Face Value	Net Cash
	of Life Insurance	Surrender
Name of Individual	Policies	Value

Jack E. Golsen	$7,000,000	$1,079,617
Tony M. Shelby	$788,049	$22,671
Barry H. Golsen	$4,115,016	$472,561
Steven J. Golsen	$871,127	$24,146
David R. Goss	$1,334,372	$313,047
David M. Shear	$450,000	$5,315
401(k) Plan
We maintain The Savings Incentive Plan for LSB Industries, Inc. and Designated Subsidiaries (the “401(k) Plan”) for qualifying employees (including the named executive officers) of the Company. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. We make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. We deduct the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pay the amount into the 401(k) Plan pursuant to the officer’s election. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed by the named executive officers during the 2011, 2010 and 2009 fiscal years pursuant to the 401(k) Plan.

Outstanding Equity Awards At December 31, 2011
At December 31, 2011, none of the named executive officers had any vested or unvested outstanding equity awards.
Options Exercised in 2011 (1)

Option Awards
(a)	(b)	(c)
Number of
	Shares	Value
	Acquired on	Realized
	Exercise	on Exercise(2)
Name	(#)	($)
Jack E. Golsen	—	—
Tony M. Shelby	15,000	416,850
Barry H. Golsen	—	—
Steven J. Golsen	11,250	362,250
David R. Goss	—	—
David M. Shear	—	—

(1)	There were no stock awards that vested in 2011.

(2)	Value realized was determined using the difference between the exercise price of the options and the closing price of our common stock on the date of exercise.
Severance Agreements
We have entered into severance agreements, as amended, with each of the named executive officers. Each severance agreement provides that if, within 24 months after the occurrence of a change in control (as defined) of the Company, we terminate the officer’s employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), we must pay the officer an amount equal to 2.9 times the officer’s base amount (as defined). The term “base amount” means the average annual gross compensation paid by the Company to the officer and includable in the officer’s gross income during the most recent five-year period immediately preceding the change in control. If the officer has been employed by the Company for less than five years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for the Company.
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

Potential Payments Upon Termination or Change-In-Control
The following table reflects the total amount that we would have been required to pay to each of the named executive officers under the applicable agreement if the respective trigger event had occurred on December 31, 2011.
Severance Pay Trigger Event*

				Involuntary	Voluntary
				Other Than	For Good
		Involuntary		For Cause	Reason
Name and		Other Than	Involuntary	Termination	Termination
Executive Benefit	Voluntary	For Cause	For Cause	- Change of	- Change of	Disability/
and Payments	Termination	Termination	Termination	Control	Control	Incapacitation	Death
Upon Separation	($)	($)	($)	($)	($)	($)	($)

Jack E. Golsen: (1)(2)(5)
Salary	—	1,582,875	—	2,279,098	2,279,098	3,376,800	—
Bonus	—	450,000	—	—	—	—	—
Death Benefits	—	—	—	—	—	—	4,250,000
Other	—	68,046	—	—	—	—	68,046

Tony M. Shelby: (2)(3)(4)
Salary	—	—	—	1,117,414	1,117,414	—	—
Death Benefits	—	—	—	—	—	—	350,000
Other	212,244	—	—	—	—	—	—

Barry H. Golsen: (2)(3)(4)
Salary	—	—	—	1,982,113	1,982,113	—	—
Death Benefits	—	—	—	—	—	—	415,962

Steven J. Golsen: (2)(3)(4)
Salary	—	—	—	1,362,488	1,362,488	—	—
Death Benefit	—	—	—	—	—	—	296,903

David R. Goss: (2)(3)(4)
Salary	—	—	—	1,036,897	1,036,097	—	—
Death Benefits	—	—	—	—	—	—	350,000
Other	225,143	—	—	—	—	—	—

David M. Shear: (2)(4)
Salary	—	—	—	1,056,510	1,056,510	—	—
Death Benefits	—	—	—	—	—	—	79,567

*	The terms of payment of the amounts set forth in this table are described in the agreements referenced in the footnotes to this table.

(1)	See “Employment Agreement” above for a description of the terms of Mr. Golsen’s employment agreement.

(2)	See “Severance Agreements” above for a description of the terms of our severance agreements.

(3)	See “1981 Agreements” for a discussion of the terms of our death benefit agreements.

(4)	See “1992 Agreements” for a description of the terms of our retention and death benefit agreements.

(5)	See “2005 Agreement” for a description of the terms of Mr. Golsen’s death benefit agreement.

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
Compensation Risk Assessment
We determined that our compensation policies do not create risks that are reasonably likely to have a material adverse effect on us. This conclusion was based on the assessment performed by us, with input from our executive management and our legal counsel. Our assessment included consideration of Item 402(s) of Regulation S-K as discussed between our management and our legal counsel. In conducting the compensation risk assessment, numerous factors were considered, including:
•
we do not offer significant short-term incentives that would reasonably be considered as motivating high-risk investments or other conduct that is not consistent with the long term goals of the Company;

•	the mix between short-term and long-term compensation, which is also discussed herein;
•	the type of equity awards granted to employees and level of equity and equity award holdings; and
•	the historical emphasis on long term growth and profitability, over short term gains.
Equity Compensation Plan Information
The following table sets forth the information as of December 31, 2011, with respect to our equity compensation plans.

Equity Compensation Plan Information
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants	outstanding options,	(excluding securities
	and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	832,855	$16.43	624,370
Equity compensation plan not approved by stockholders	—	$—	—

Total	832,855	$16.43	624,370

Compensation of Directors
In 2011, we compensated our non-employee directors for their services as directors on our Board. Directors who are employees of the Company receive no compensation for their services as directors.
The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2011.
Director Compensation Table

(a)	(b)		(d)	(g)		(h)
	Fees Earned or Paid			All Other
	in Cash (1)		Option Awards (2)	Compensation		Total
Name	($)		($)	($)		($)
Raymond B. Ackerman	14,000	*	—			14,000
Robert C. Brown, M.D.	40,500		—	48,000	**	88,500
Charles A. Burtch	50,500		—			50,500
Robert A. Butkin	40,500		—			40,500
Bernard G. Ille	50,500		—			50,500
Gail P. Lapidus	40,500		81,232			121,732
Donald W. Munson	40,500		—			40,500
Ronald V. Perry	40,500		—			40,500
Horace G. Rhodes	50,500		—			50,500
John A. Shelley	50,500		—			50,500

(1)
This amount includes as to each director, an annual fee of $13,000 for services as a director and $500 for each Board meeting attended during 2011. In addition, each director that serves on one or more committees of the Board receives an additional $25,000 to $35,000 for such service. As noted below, each of our directors served on at least one committee during 2011, except for Mr. Ackerman:

*	Mr. Ackerman retired from the Board of Directors as of the election of his successor at the 2011 Annual Meeting of Stockholders on June 2, 2011.
•
Dr. Brown is a member of the Benefits and Programs Committee. The amount shown above does not include amounts paid by the Company to Dr. Brown for consulting and medical services rendered by him, which amounts are described under ** below.

•	Mr. Burtch is a member of the Audit Committee and Compensation Committee.
•	Mr. Butkin is a member of the Business Development Committee.
•	Mr. Ille is a member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.
•	Ms. Lapidus is a member of the Public Relations and Marketing Committee.
•	Mr. Munson is a member of the Business Development Committee.
•	Mr. Perry is a member of the Public Relations and Marketing Committee.
•	Mr. Rhodes is a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
•	Mr. Shelley is a member of the Audit Committee, Public Relations and Marketing Committee and Nominating and Corporate Governance Committee.

**
During 2011, pursuant to an agreement with us to perform medical examinations of the management and supervisory personnel of the Company, Dr. Robert C. Brown was paid $2,000 per month to perform such examinations. In addition, Dr. Brown receives a fee of $2,000 per month to perform medical director consulting services for the Company in connection with our self-insured health plan and workers’ compensation benefits.

(2)
On November 14, 2011, our Board of Directors (with Ms. Lapidus abstaining) approved the grant of 5,000 shares of non-qualified stock options to Ms. Lapidus under the 2008 Plan (the “2011 Non-Qualified Options”). The exercise price of the 2011 Non-Qualified Options is $34.50 per share, which is the market value of our common stock at the date of grant. The 2011 Non-Qualified Options have a 10-year term and vest at the end of each one-year period at the rate of 16.5% per year for the first five years, with the remaining unvested options vesting at the end of the sixth year, or November 14, 2017. Pursuant to the terms of the 2011 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2011 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. The total amount of director compensation relating to option awards is the aggregate grant date fair value computed in accordance with generally accepted accounting principles. For accounting purposes, the expense recognized in 2011 relating to the 2011 Non-Qualified Options was approximately $1,800. The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2011:

Outstanding Options

Options Outstanding as of
Name	December 31, 2011
Raymond B. Ackerman	—
Robert C. Brown, M.D.	5,000
Charles A. Burtch	5,000
Robert A. Butkin	5,000
Bernard G. Ille	5,000
Gail P. Lapidus	5,000
Donald W. Munson	5,000
Ronald V. Perry	4,000
Horace G. Rhodes	5,000
John A. Shelley	2,525

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information as of February 15, 2012, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 15, 2012.

		Amounts
Name and Address	Title	of Shares		Percent
of	of	Beneficially		of
Beneficial Owner	Class	owned (1)		Class+

Jack E. Golsen and certain	Common	4,180,630	(3) (4)	18.0%
members of his family (2)	Voting Preferred	1,020,000	(5)	99.9%
Royce & Associates, LLC	Common	2,462,212		11.0%
Neuberger Berman Group LLC	Common	1,977,635		8.9%
BlackRock, Inc.	Common	1,349,567		6.1%

+
Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 15, 2012 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

(1)
We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or our records.

(2)
Includes Jack E. Golsen (“J. Golsen”) and the following members of his family: wife, Sylvia H. Golsen; son, Barry H. Golsen (“B. Golsen”) (a director, Vice Chairman of the Board of Directors, and President of the Company and its Climate Control Business); son, Steven J. Golsen (“S. Golsen”) (a director and executive officer of several subsidiaries of the Company), Golsen Family LLC (“LLC”) which is wholly-owned by J. Golsen (43.516% owner), Sylvia H. Golsen (43.516% owner), B. Golsen (4.323% owner), S. Golsen (4.323% owner), and Linda F. Rappaport (4.323% owner and daughter of J. Golsen (“L. Rappaport”)), and SBL LLC (“SBL”) which is wholly-owned by the LLC (49% owner), B. Golsen (17% owner), S. Golsen (17% owner), and L. Rappaport (17% owner). J Golsen and Sylvia H. Golsen are the managers of the LLC and share voting and dispositive power over the shares beneficially owned by the LLC. J. Golsen and B. Golsen, as the only directors and officers of SBL, share the voting and dispositive power of the shares beneficially owned by SBL and its wholly owned subsidiary, Golsen Petroleum Corp (“GPC”). The address of Jack E. Golsen, Sylvia H. Golsen, and Barry H. Golsen is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179. The address for SBL, LLC, GPC and L. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(3)	Includes:

(a)
the following shares over which J. Golsen has the sole voting and dispositive power: (i) 218,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee; (ii) 350,984 shares held in certain trusts for the benefit of grandchildren and great grandchildren of J. Golsen and Sylvia H. Golsen over which J. Golsen is the trustee; (iii) 4,000 shares owned of record by J. Golsen; and (iv) 100,000 shares owned of record by J. Golsen’s revocable trust;

(b)
the following shares over which J. Golsen and Sylvia H. Golsen share voting and dispositive power: (i) 15,876 shares held in S. Golsen’s revocable trust; (ii) 15,392 shares owned of record by the LLC; and (iii) 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC;

(c)	292,467 shares over which B. Golsen has the sole voting and dispositive power;

(d)	263,493 shares over which S. Golsen has the sole voting and dispositive power;

(e)	the following shares over which J. Golsen and L. Rappaport share voting and dispositive power: (i) 30,000 shares owned directly by L. Rappaport; and (ii) 14,578 shares owned by her revocable trust;

(f)
the following shares over which J. Golsen and B. Golsen share voting and dispositive power: (i) 1,674,899 shares owned of record by SBL; (ii) 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL; (iii) 250,000 shares that SBL has the right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL; (iv) 283,955 shares owned of record by GPC; and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC.

See “Certain Relationships and Related Transactions and Director Independence.”

(4)
J. Golsen and Sylvia H. Golsen disclaim beneficial ownership of the shares over which B. Golsen, S. Golsen and L. Rappaport each have sole voting and investment power. Sylvia H. Golsen, B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has sole voting and investment power. B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares owned of record by the LLC, except to the extent of their respective pecuniary interest therein. S. Golsen and L. Rappaport disclaims beneficial ownership of the shares owned of record by SBL and GPC and all shares beneficially owned by SBL through the LLC, except to the extent of their respective pecuniary interest therein. L. Rappaport disclaims beneficial ownership of the 81,433 shares over which her spouse has sole voting and investment power over, and this amount excludes such shares. B. Golsen disclaims beneficial ownership of the 533 shares over which his spouse has sole voting and investment power, and this amount excludes such shares.

(5)
Includes: (a) 4,000 shares of Series B Preferred owned of record by the LLC; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by GPC and (d) 1,000,000 shares of Series D Preferred owned of record by SBL

Security Ownership of Management
The following table sets forth certain information obtained from our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 15, 2012.

Name of		Amount of Shares
Beneficial Owner	Title of Class	Beneficially Owned (1)		Percent of Class+

Michael G. Adams	Common	21,425	(2)	*

Robert C. Brown, M.D.	Common	44,362	(3)	*

Charles A. Burtch	Common	3,475	(4)	*

Robert A. Butkin	Common	3,475	(5)	*

Barry H. Golsen	Common	3,041,083	(6)	13.2%
	Voting Preferred	1,016,173	(6)	99.6%

Jack E. Golsen	Common	3,624,670	(7)	15.6%
	Voting Preferred	1,020,000	(7)	99.9%

Steven J. Golsen	Common	794,180	(8)	3.5%
	Voting Preferred	194,415	(8)	19.1%

David R. Goss	Common	101,690	(9)	*

Bernard G. Ille	Common	12,475	(10)	*

Jim D. Jones	Common	50,000	(11)	*

Gail P. Lapidus	Common	125	(12)	*

Donald W. Munson	Common	6,215	(13)	*

Ronald V. Perry	Common	1,475	(14)	*

Horace G. Rhodes	Common	10,475	(15)	*

Harold L. Rieker, Jr.	Common	7,425	(16)	*

Paul H. Rydlund	Common	8,000	(17)	*

David M. Shear	Common	35,581	(18)	*

Tony M. Shelby	Common	117,785	(19)	*

John A. Shelley	Common	1,055	(20)	*

Michael D. Tepper	Common	32,000	(21)	*

Directors and Executive Officers as a group number (20	Common	4,593,090	(22)	19.7%
persons)	Voting Preferred	1,020,000		99.9%

*	Less than 1%.

+	See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”

(1)	We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.

(2)	These shares are held by a trust, over which Mr. Adams has the sole voting and dispositive power.

(3)
This amount includes 11,160 shares held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and by a trust, of which Dr. Brown is the trustee. As trustees, Dr. Brown and his wife share voting and dispositive power over these shares. The amount also includes (a) 2,475 shares of common stock that Dr. Brown may purchase pursuant to currently exercisable non-qualified stock options, and (b) 30,727 shares owned by Robert C. Brown, MD, Inc. over which Dr. Brown has voting and dispositive power. The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.

(4)
Mr. Burtch has the sole voting and dispositive power over these shares, which include 2,475 shares of common stock that Mr. Burtch may purchase pursuant to currently exercisable non-qualified stock options.

(5)
This amount includes (a) 1,000 shares that are held in certain trusts and (b) 2,475 shares of common stock that Mr. Butkin may purchase pursuant to currently exercisable non-qualified stock options over which Mr. Butkin has voting and dispositive power.

(6)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.

(7)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.

(8)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by S. Golsen.

(9)	Mr. Goss has the sole voting and dispositive power over these shares.

(10)
The amount includes 10,000 shares held by Mr. Ille’s trust and 2,475 shares of common stock that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille possesses sole voting and dispositive power.

(11)	Mr. Jones and his wife share voting and dispositive power over these shares.

(12)	Ms. Lapidus has sole voting and dispositive power over these shares.

(13)	Mr. Munson has the sole voting and dispositive power over these shares, which include 2,475 shares that Mr. Munson may acquire pursuant to currently exercisable non-qualified stock options.

(14)	This amount represents shares that Mr. Perry may acquire pursuant to currently exercisable stock options, over which Mr. Perry has sole dispositive power.

(15)
The amount includes 2,475 shares of common stock that Mr. Rhodes may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Rhodes has the sole voting and dispositive power.

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

(19)	The amount includes 38,396 shares held by a trust, over which Mr. Shelby has the sole voting and dispositive power.

(20)	Mr. Shelley has the sole voting and dispositive power over these shares.

(21)	These shares are held by a trust, over which Mr. Tepper has the sole voting and dispositive power.

(22)
The shares of common stock include 31,750 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 916,666 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policy as to Related Party Transaction
Pursuant to the Audit Committee Charter, our Audit Committee reviews any related party transactions involving any of our directors and executive officers. Although the Audit Committee has not adopted specific standards and procedures with respect to its review of related party transactions, the Audit Committee believes that it considers all relevant facts and circumstances in its review process. The following related party transactions were reviewed by the Audit Committee or the Board of Directors as a whole, except the transactions with Landmark were reviewed and approved by a special committee of the Board, as described below.
Related Party Transactions
Golsen Group
In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, Steven J. Golsen, a Director and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”).
In July 2011, the Golsen Group converted $2,000,000 of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures. During 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In July 2011, the Golsen Group converted a convertible promissory note, dated August 16, 1985, having a remaining principal balance of $8,000 into 4,000 shares of LSB common stock in accordance with the terms of such note. The closing price on the date of the conversion was $43.58 per share.
During 2011, GPC occupied approximately 1,400 square feet of office space within our corporate complex for which the annual rent is $12,000.
Transactions with Landmark
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

Also approved by a special committee of our board of directors, in September 2011, Prime entered into an agreement (the “Second Purchase Agreement”) to purchase from Landmark certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of $2.5 million. The Second Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Barton. The put option may be exercised during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be $2.5 million, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Second Purchase Agreement, subject to certain adjustments. The Second Purchase Agreement also grants Prime warrants to purchase up to one million shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Landmark has also agreed to enter into a separate agreement at the closing of the Second Purchase Agreement to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.
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
Effective February 7, 2012, the transaction relating to the Second Purchase Agreement to purchase the Texas Real Estate, as discussed above, was consummated on terms substantially as originally agreed, including Landmark to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.
Other
Heidi Brown Shear, our Vice President and Managing Counsel, received approximately $194,000 in compensation during 2011, which included $30,000 cash bonus and a $4,100 automobile allowance.
Director Independence
The Board of Directors has determined that each of Messrs. Burtch, Butkin, Ille, Munson, Rhodes, Perry, Shelley and Ms. Lapidus is an “independent director” in accordance with the current listing standards of the NYSE, and that Mr. Ackerman was an independent director prior to his retirement on June 2, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for review of SEC-related documents for those fiscal years were approximately $1,374,000 and $1,386,000, respectively.
Audit-Related Fees
Ernst & Young LLP billed the Company $28,600 and $106,980 during 2011 and 2010, respectively, for audit-related services, which included benefit plan audits and accounting consultations involving a proposed business acquisition.
Tax Fees
Ernst & Young LLP billed the Company $450,034 and $328,687 during 2011 and 2010, respectively, for tax services, which included tax return review and preparation, tax consultations and planning, including services relating to the current examination by the IRS for the tax years 2007-2010.
All Other Fees
We did not engage our accountants to provide any other services for the fiscal years ended December 31, 2011 and 2010.
Engagement of the Independent Registered Public Accounting Firm
The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of our Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2011 and 2010 is compatible with maintaining its independence.

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

3(ii).1
Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, which the Company hereby incorporates by reference from Exhibit 3(ii).1 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.1
Specimen Certificate for the Company’s Noncumulative Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.2
Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848.

4.3
Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.4	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 33-61640.

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

4.10
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

4.11
Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed by April 4, 2011.

4.12
Exhibits and Schedules to the Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed April 4, 2011.

4.13
Amendment Number One to the Amended and Restated Term Loan Agreement, dated as of April 21, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-Q, filed May 5, 2011.

4.14
Joining Lender Agreement, dated as of May 26, 2011, by and among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., Banc of America Leasing & Capital, LLC, as Administrative Agent, and MassMutual Asset Finance LLC, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company’s Form 8-K, filed June 2, 2011.

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

10.3
The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. See SEC file number 001-07677.

10.4
LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit “C” to the Company’s Proxy Statement, dated May 24, 1999 for its 1999 Annual Meeting of Stockholders. See SEC file number 001-07677.

10.5
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007.

10.6
Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007.

10.7	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 6, 2008.

10.8
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

10.9
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

10.10
Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.11
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

10.13
Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #22844, DATED NOVEMBER 24, 2008, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.14
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

10.15
Loan Agreement dated December 23, 1999 between ClimateCraft, Inc. and the City of Oklahoma City, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Amendment No. 2 to its 1999 Form 10-K. See SEC file number 001-07677.

10.16
Promissory Note, dated March 26, 2010, executed by Climate Master, Inc. in favor of Coppermark Bank, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed March 31, 2010.

10.17
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

10.18
First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

10.19
Agreement, effective August 1, 2010, between El Dorado Chemical Company and United Steelworkers of America International Union on behalf of Local 13-434., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.20
Agreement, effective October 17, 2010, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.21
Agreement, dated November 12, 2010, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 25 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

10.22
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

10.23
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

10.24
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

10.25
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

10.26
Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.27
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

10.28
Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed May 13, 2009.

10.29
Agreement, dated November 10, 2006 by and among LSB Industries, Inc., Kent C. McCarthy, Jayhawk Capital Management, L.L.C., Jayhawk Institutional Partners, L.P. and Jayhawk Investments, L.P., which the Company hereby incorporates by reference from Exhibit 99(d)(1) to the Company’s Schedule TO-I, filed February 9, 2007.

10.30
Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed November 7, 2011.

10.31
Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed November 7, 2011.

10.32
First Amendment to Real Estate Purchase Contract, effective October 20, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q, filed November 7, 2011.

10.33
Second Amendment to Real Estate Purchase Contract, effective December 16, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed December 22, 2011.

10.34
Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed February 16, 2012.

10.35
Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed February 16, 2012.

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

LSB INDUSTRIES, INC.

Dated: February 28, 2012	By:	/s/ Jack E. Golsen Jack E. Golsen
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2012	By:	/s/ Tony M. Shelby Tony M. Shelby
Executive Vice President of Finance
and Chief Financial Officer
(Principal Financial Officer)

Dated: February 28, 2012	By:	/s/ Harold L. Rieker Jr. Harold L. Rieker Jr.
Vice President and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 28, 2012	By:	/s/ Jack E. Golsen Jack E. Golsen, Director

Dated:	By:	/s/ Tony M. Shelby

February 28, 2012		Tony M. Shelby, Director

Dated:	By:	/s/ Barry H. Golsen

February 28, 2012		Barry H. Golsen, Director

Dated:	By:	/s/ David R. Goss

February 28, 2012		David R. Goss, Director

Dated:	By:	/s/ Steven J. Golsen

February 28, 2012		Steven J. Golsen, Director

Dated: February 28, 2012	By:	/s/ Robert C. Brown MD Robert C. Brown MD, Director

Dated:	By:	/s/ Charles A. Burtch

February 28, 2012		Charles A. Burtch, Director

Dated:	By:	/s/ Robert A. Butkin

February 28, 2012		Robert A. Butkin, Director

Dated:	By:	/s/ Bernard G. Ille

February 28, 2012		Bernard G. Ille, Director

Dated:	By:	/s/ Gail P. Lapidus

February 28, 2012		Gail P. Lapidus, Director

Dated:	By:	/s/ Donald W. Munson

February 28, 2012		Donald W. Munson, Director

Dated:	By:	/s/ Ronald V. Perry

February 28, 2012		Ronald V. Perry, Director

Dated:	By:	/s/ Horace G. Rhodes

February 28, 2012		Horace G. Rhodes, Director

Dated:	By:	/s/ John A. Shelley

February 28, 2012		John A. Shelley, Director

LSB Industries, Inc.
Consolidated Financial Statements
And Schedules for Inclusion in Form 10-K
For the Fiscal Year ended December 31, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of LSB Industries, Inc.
We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Oklahoma City, Oklahoma
February 28, 2012

LSB Industries, Inc.
Consolidated Balance Sheets

	December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$124,929	$66,946
Restricted cash	31	31
Short-term investments	10,005	10,003
Accounts receivable, net	87,351	74,259
Inventories	59,506	60,106
Supplies, prepaid items and other:
Prepaid insurance	5,953	4,449
Precious metals	17,777	12,048
Supplies	7,513	6,802
Fair value of derivatives and other	53	1,454
Prepaid income taxes	8,679	—
Other	2,034	1,174

Total supplies, prepaid items and other	42,009	25,927
Deferred income taxes	4,275	5,396

Total current assets	328,106	242,668

Property, plant and equipment, net	164,547	135,755

Other assets:
Investment in affiliate	2,910	4,016
Goodwill	1,724	1,724
Other, net	4,722	3,818

Total other assets	9,356	9,558

	$502,009	$387,981

(Continued on following page)

LSB Industries, Inc.
Consolidated Balance Sheets (continued)

	December 31,
	2011	2010
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$57,891	$51,025
Short-term financing	5,646	3,821
Accrued and other liabilities	28,677	31,507
Current portion of long-term debt	4,935	2,328

Total current liabilities	97,149	88,681

Long-term debt	74,525	93,064

Noncurrent accrued and other liabilities	15,239	12,605

Deferred income taxes	21,826	14,261

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,638,285 shares issued (25,476,534 shares at December 31, 2010)	2,664	2,548
Capital in excess of par value	162,092	131,845
Retained earnings	153,888	70,351

	321,644	207,744
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	293,270	179,370

	$502,009	$387,981

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Income

	Year ended December 31,
	2011	2010	2009
	(In Thousands, Except Per Share Amounts)

Net sales	$805,256	$609,905	$531,838
Cost of sales	582,238	471,280	394,424

Gross profit	223,018	138,625	137,414

Selling, general and administrative expense	86,343	89,720	96,374
Provisions for losses on accounts receivable	347	145	90
Other expense	3,823	1,262	527
Other income	(3,938)	(8,427)	(287)

Operating income	136,443	55,925	40,710

Interest expense	6,658	7,427	6,746
Losses (gain) on extinguishment of debt	136	52	(1,783)
Non-operating other income, net	—	(53)	(130)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	129,649	48,499	35,877
Provisions for income taxes	46,208	19,787	15,024
Equity in earnings of affiliate	(543)	(1,003)	(996)

Income from continuing operations	83,984	29,715	21,849

Net loss from discontinued operations	142	141	265

Net income	83,842	29,574	21,584

Dividends on preferred stocks	305	305	306

Net income applicable to common stock	$83,537	$29,269	$21,278

Income (loss) per common share:
Basic:
Income from continuing operations	$3.81	$1.39	$1.01
Net loss from discontinued operations	(.01)	(.01)	(.01)

Net income	$3.80	$1.38	$1.00

Diluted:
Income from continuing operations	$3.59	$1.33	$.97
Net loss from discontinued operations	(.01)	(.01)	(.01)

Net income	$3.58	$1.32	$.96

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Stockholders’ Equity

		Non-			Accumulated
	Common	Redeemable	Common	Capital in	Other		Treasury
	Stock	Preferred	Stock	Excess of	Comprehensive	Retained	Stock -
	Shares	Stock	Par Value	Par Value	Loss	Earnings	Common	Total
	(In Thousands)

Balance at December 31, 2008	24,958	$3,000	$2,496	$127,337	$(120)	$19,804	$(22,473)	$130,044
Net income						21,584		21,584
Amortization of cash flow hedge					120			120

Total comprehensive income								21,704
Dividends paid on preferred stocks						(306)		(306)
Stock-based compensation				1,021				1,021
Exercise of stock options	409		41	848			(280)	609
Excess income tax benefit associated with stock-based compensation				731				731
Acquisition of 275,900 shares of common stock							(3,200)	(3,200)
Conversion of 36 shares of redeemable preferred stock to common stock	2			4				4

Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$—	$41,082	$(25,953)	$150,607
(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Stockholders’ Equity (continued)

		Non-			Accumulated
	Common	Redeemable	Common	Capital in	Other		Treasury
	Stock	Preferred	Stock	Excess of	Comprehensive	Retained	Stock -
	Shares	Stock	Par Value	Par Value	Loss	Earnings	Common	Total
	(In Thousands)

Net income						$29,574		$29,574
Dividends paid on preferred stocks						(305)		(305)
Stock-based compensation				1,005				1,005
Exercise of stock options	106		11	818				829
Excess income tax benefit associated with stock-based compensation				78				78
Acquisition of 177,100 shares of common stock							(2,421)	(2,421)
Conversion of 37 shares of redeemable preferred stock to common stock	2			3				3

Balance at December 31, 2010	25,477	3,000	2,548	131,845	—	70,351	(28,374)	179,370

Net income						83,842		83,842
Dividends paid on preferred stocks						(305)		(305)
Stock-based compensation				1,099				1,099
Conversion of convertible debt to common stock	983		98	26,806				26,904
Exercise of stock options	178		18	1,179				1,197
Excess income tax benefit associated with stock-based compensation				1,162				1,162
Conversion of 13 shares of redeemable preferred stock to common stock				1				1

Balance at December 31, 2011	26,638	$3,000	$2,664	$162,092	$—	$153,888	$(28,374)	$293,270

See accompanying notes.

LSB Industries, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(In Thousands)
Cash flows from continuing operating activities
Net income	$83,842	$29,574	$21,584
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	142	141	265
Deferred income taxes	8,688	2,310	11,231
Losses (gain) on extinguishment of debt	136	52	(1,783)
Expense associated with modification of secured term loan	387	—	—
Expense associated with induced conversion of 5.5% convertible debentures	558	—	—
Net gain on carbon credits	(151)	—	—
Losses on sales and disposals of property and equipment	1,280	460	378
Gain on property insurance recoveries associated with property, plant and equipment	—	(7,500)	—
Depreciation of property, plant and equipment	18,762	17,329	15,601
Amortization	440	651	757
Stock-based compensation	1,099	1,005	1,021
Provisions for losses on accounts receivable	347	145	90
Provisions for (realization of) losses on inventory	590	184	(2,404)
Provision for (realization of) losses on firm sales commitments	—	(371)	371
Equity in earnings of affiliate	(543)	(1,003)	(996)
Distributions received from affiliate	1,649	825	786
Changes in fair value of commodities contracts	(11)	(761)	(138)
Changes in fair value of interest rate contracts	346	(34)	(508)
Other	—	(10)	—
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(13,451)	(17,340)	22,118
Inventories	60	(9,277)	11,880
Prepaid and accrued income taxes	(12,805)	5,947	(2,738)
Other supplies, prepaid items and other	(8,755)	(1,585)	230
Accounts payable	2,175	15,556	(6,154)
Commodities contracts	761	150	(5,922)
Customer deposits	1,919	1,951	(2,607)
Deferred rent expense	—	—	(1,424)
Other current and noncurrent liabilities	2,506	5,802	(3,965)

Net cash provided by continuing operating activities	89,971	44,201	57,673
(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2011	2010	2009
	(In Thousands)
Cash flows from continuing investing activities
Capital expenditures	$(44,221)	$(34,475)	$(28,891)
Proceeds from property insurance recovery associated with property, plant and equipment	—	8,829	364
Proceeds from sales of property and equipment	112	99	15
Purchases of short-term investments	(10,014)	(30,009)	(10,051)
Proceeds from short-term investments	10,012	30,057	—
Proceeds from (deposits of) restricted cash	—	(1)	863
Proceeds from sales of carbon credits	2,597	—	—
Payments on contractual obligations — carbon credits	(2,266)	—	—
Other assets	(816)	(488)	(360)

Net cash used by continuing investing activities	(44,596)	(25,988)	(38,060)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	669,739	540,098	519,296
Payments on revolving debt facility	(669,739)	(540,098)	(519,296)
Proceeds from secured term loan, net of fees	14,766	—	—
Proceeds from modification of secured term loan, net of fees	10,347	—	—
Proceeds from other long-term debt, net of fees	—	47	8,566
Payments associated with induced conversion of 5.5% convertible debentures	(558)	—	—
Acquisitions of 5.5% convertible debentures	—	(2,494)	(8,938)
Payments on other long-term debt	(15,345)	(8,909)	(2,327)
Payments on loans secured by cash value of life insurance policies	(84)	(380)	—
Payments of debt issuance costs	(112)	—	(26)
Proceeds from short-term financing	6,775	4,585	3,866
Payments on short-term financing	(4,950)	(3,781)	(3,077)
Proceeds from exercises of stock options	1,197	829	609
Purchases of treasury stock	—	(2,421)	(3,200)
Excess income tax benefit associated with stock-based compensation	1,160	185	911
Dividends paid on preferred stocks	(305)	(305)	(306)

Net cash provided (used) by continuing financing activities	12,891	(12,644)	(3,922)
Cash flows of discontinued operations:
Operating cash flows	(283)	(362)	(156)

Net increase in cash and cash equivalents	57,983	5,207	15,535

Cash and cash equivalents at beginning of year	66,946	61,739	46,204

Cash and cash equivalents at end of year	$124,929	$66,946	$61,739

(Continued on following page)

LSB Industries, Inc.
Consolidated Statements of Cash Flows (continued)

	Year ended December 31,
	2011	2010	2009
	(In Thousands)
Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$6,547	$6,954	$6,908
Income taxes, net of refunds	$49,129	$11,373	$5,559

Noncash investing and financing activities:
Receivables associated with property insurance claims	$—	$171	$846
Current assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$6,289	$5,420	$5,023
Debt issuance costs incurred associated with secured term loan	$839	$—	$—
Debt issuance costs written off associated with 5.5% debentures	$353	$58	$379
Accrued liabilities extinguished associated with 5.5% debentures	$349	$—	$—
5.5% debentures converted to common stock	$26,900	$—	$—
See accompanying notes.

LSB Industries, Inc.
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Consolidation — LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”) and the manufacture and sale of chemical products (the “Chemical Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.
Use of Estimates — The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents — Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.
Restricted Cash — Restricted cash consists of cash balances that are legally restricted or designated by us for specific purposes.
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
Accounts Receivable - Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.
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
Property, Plant and Equipment — Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation and amortization. Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred. In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) in our Chemical Business are expensed as they are incurred. Fully depreciated assets are retained in PP&E and accumulated depreciation and amortization accounts until disposal. When PP&E are retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated depreciation and amortization are removed from the accounts and any gain or loss is included in other income or expense.

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
Impairment of Long-Lived Assets — Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.
In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2011 and 2010, we had no long-lived assets classified as assets held for sale.
Debt Issuance Costs — Debt issuance costs are amortized over the term of the associated debt instrument. In general, if debt is extinguished prior to maturity, the associated debt issuance costs, if any, are written off and included in the gain or loss on extinguishment of debt.
Goodwill — Goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Reporting units are one level below the business segment level. No impairments of goodwill were incurred in 2011, 2010 or 2009. Goodwill relates to business acquisitions in prior periods in the following business segments:

	December 31,
	2011	2010
	(In Thousands)
Climate Control	$103	$103
Chemical	1,621	1,621

Total goodwill	$1,724	$1,724

Accrued Insurance Liabilities — We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $100 million for most general liability and auto liability risks. We have a separate $30 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies.
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
Executive Benefit Agreements — We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable.
Income Taxes — We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Asset Retirement Obligations — We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed,

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, no asset retirement obligations have been recognized except for $75,000 to retire an injection well at our chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.
Stock Options — Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In addition, we issue new shares of common stock upon the exercise of stock options.
Revenue Recognition — We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Product Warranty” for our accounting policy for recognizing warranty expense.
Recognition of Insurance Recoveries — If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.
Cost of Sales — Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). Precious metals used as a catalyst (Chemical Business) and consumed during the manufacturing process are included in cost of sales. In addition, recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Also, provisions for (realization of) losses associated with inventory reserves and Turnaround costs are included in cost of sales. In addition, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts are included in cost of sales. Also provision for losses, if any, on firm sales commitments are included in cost of sales.
Selling, General and Administrative Expense — Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes outbound freight in our Climate Control Business and certain handling costs directly related to product being shipped to customers in our Chemical Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs. In addition, professional fees are included in SG&A. Also, while our previously idled Pryor Facility was not in production in 2010 and 2009, most of the expenses associated with this facility were included in SG&A.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
Shipping and Handling Costs — Shipping and handling costs included in net sales and SG&A for each business segment are as follows:

	2011	2010	2009
	(In Thousands)
Climate Control:
Shipping and handling costs — SG&A (1)	$8,564	$7,706	$7,910

Chemical:
Shipping costs — Net sales (2)	$26,179	$22,436	$15,897

Handling costs — SG&A (1)	$5,024	$5,137	$5,691

(1)	See discussion above under “Selling, General and Administrative Expense.”

(2)	These costs relate to amounts billed to our customers.
Advertising Costs — Costs in connection with advertising and promotion of our products are expensed as incurred. These costs, primarily relating to our Climate Control Business, are as follows.

	2011	2010	2009
	(In Thousands)
Advertising costs	$4,528	$5,149	$5,915

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
Recently Issued Accounting Pronouncements — In 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) requiring additional disclosures about an entity’s derivative and hedging activities for the purpose of improving the transparency of financial reporting. A portion of the new disclosure requirements became effective for us on January 1, 2010 and the remaining new disclosure requirements became effective for us on January 1, 2011. These disclosure requirements were applied prospectively. See Note 12 — Derivatives, Hedges, Financial Instruments and Carbon Credits.
In 2011, the FASB issued an ASU clarifying how to measure and disclose fair value. The requirements under this ASU became effective for us on January 1, 2012 and are to be applied prospectively. We currently do not expect a significant impact from adopting this ASU.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
1. Summary of Significant Accounting Policies (continued)
In 2011, the FASB issued ASUs amending current comprehensive income guidance, which eliminate the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The requirements under these ASUs became effective for us on January 1, 2012 and are to be applied retrospectively. We currently expect to change the format of our presentation as the result of adopting these ASUs.
In 2011, the FASB issued an ASU amending current guidance for testing goodwill for impairment. This ASU added an option to first assess qualitative factors to determine if the current two-step impairment test is required. The assessment of qualitative factors is performed to determine whether the existence of events or circumstances leads to the determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Pursuant to the provisions of this ASU, we early adopted this ASU effective July 1, 2011, which provisions were applied prospectively. Our financial statements were not impacted from the adoption of this ASU.
In 2011, the FASB issued an ASU requiring additional disclosures about an entity’s offsetting (netting) of certain assets and liabilities for the purpose of improving the transparency of financial reporting. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The new disclosure requirements become effective for us on January 1, 2013. The disclosure requirements are to be applied retrospectively.
2. Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share:

	2011	2010	2009
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$83,842	$29,574	$21,584
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	(5)	(5)	(6)

Total dividends on preferred stocks	(305)	(305)	(306)

Numerator for basic net income per common share — net income applicable to common stock	83,537	29,269	21,278
Dividends on preferred stocks assumed to be converted, if dilutive	305	305	306
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	299	1,061	—

Numerator for diluted net income per common share	$84,141	$30,635	$21,584

Denominator:
Denominator for basic net income per common share — weighted-average shares	21,962,294	21,168,184	21,294,780
Effect of dilutive securities:
Convertible preferred stocks	935,432	936,292	938,006
Stock options	325,752	186,258	255,660
Convertible notes payable	275,764	983,160	4,000

Dilutive potential common shares	1,536,948	2,105,710	1,197,666

Denominator for dilutive net income per common share — adjusted weighted-average shares and assumed conversions	23,499,242	23,273,894	22,492,446

Basic net income per common share	$3.80	$1.38	$1.00

Diluted net income per common share	$3.58	$1.32	$.96

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
2. Income Per Share (continued)
The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	2011	2010	2009
Stock options	35,701	357,685	398,699
Convertible notes payable	—	—	1,070,160

	35,701	357,685	1,468,859

3. Accounts Receivable, net

	December 31,
	2011	2010
	(In Thousands)
Trade receivables	$87,303	$73,367
Other	1,003	1,528

	88,306	74,895
Allowance for doubtful accounts	(955)	(636)

	$87,351	$74,259

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business, however, thirteen customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 41% of our total net receivables at December 31, 2011.
4. Inventories

	Finished	Work-in-	Raw
	Goods	Process	Materials	Total
	(In Thousands)
December 31, 2011:
Climate Control products	$6,871	$4,855	$21,579	$33,305
Chemical products	18,509	—	4,063	22,572
Industrial machinery and components	3,629	—	—	3,629

	$29,009	$4,855	$25,642	$59,506

December 31, 2010:
Climate Control products	$7,486	$2,981	$18,252	$28,719
Chemical products	21,161	—	6,801	27,962
Industrial machinery and components	3,425	—	—	3,425

	$32,072	$2,981	$25,053	$60,106

At December 31, 2011 and 2010, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,767,000 and $1,616,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $16,000 and $177,000 at December 31, 2011 and 2010, respectively.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
4. Inventories (continued)
Changes in our inventory reserves are as follows:

	2011	2010	2009
	(In Thousands)

Balance at beginning of year	$1,793	$1,676	$4,141
Provisions for (realization of) losses	590	184	(2,404)
Write-offs and disposals	(600)	(67)	(61)

Balance at end of year	$1,783	$1,793	$1,676

The provisions for (realization of) losses are included in cost of sales in the accompanying consolidated statements of income.
5. Property, Plant and Equipment

	Useful lives	December 31,
	in years	2011	2010
	(In Thousands)

Machinery, equipment and automotive	3 - 30	$239,322	$217,539
Buildings and improvements	7 - 30	39,381	34,392
Furniture, fixtures and store equipment	3 - 10	5,926	5,952
Assets under capital leases	10	2,105	2,415
Land improvements	10	1,080	910
Construction in progress	N/A	23,714	9,549
Capital spare parts	N/A	7,407	5,577
Land	N/A	7,242	4,321

		326,177	280,655
Less accumulated depreciation and amortization		161,630	144,900

		$164,547	$135,755

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-30 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2011 and 2010, assets capitalized under capital leases consist of machinery and equipment. Accumulated amortization for assets capitalized under capital leases were $718,000 and $627,000 at December 31, 2011 and 2010, respectively.
6. Investment in Affiliate
Cepolk Holdings, Inc., a subsidiary within the Climate Control Business, is a limited partner and has a 50% equity interest in Cepolk Limited Partnership (“Partnership”), which is accounted for on the equity method. The Partnership owns an energy savings project located at the Ft. Polk Army base in Louisiana. The income recognized from the Partnership is reported as equity in earnings of affiliate.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
7. Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2011	2010
	(In Thousands)
Accrued payroll and benefits	$7,267	$6,742
Deferred revenue on extended warranty contracts	6,461	5,675
Accrued warranty costs	5,370	3,996
Customer deposits	4,505	2,586
Accrued death benefits	4,017	4,058
Accrued group health and workers’ compensation insurance claims	2,535	2,459
Fair value of derivatives and other	2,283	2,539
Accrued contractual manufacturing obligations	1,613	1,968
Accrued contractual profit-sharing obligation	1,478	71
Accrued executive benefits	1,262	1,187
Accrued commissions	1,016	1,279
Accrued general liability insurance claims	739	1,230
Accrued income taxes	709	4,835
Accrued interest	575	1,343
Other	4,086	4,144

	43,916	44,112
Less noncurrent portion	15,239	12,605

Current portion of accrued and other liabilities	$28,677	$31,507

8. Accrued Warranty Costs
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
Changes in our product warranty obligation (accrued warranty costs) are as follows:

	2011	2010	2009
	(In Thousands)
Balance at beginning of year	$3,996	$3,138	$2,820
Amounts charged to costs and expenses	6,539	4,479	5,252
Costs incurred	(5,165)	(3,621)	(4,934)

Balance at end of year	$5,370	$3,996	$3,138

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
9. Long-Term Debt

	December 31,
	2011	2010
	(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$—	$—
5.5% Convertible Senior Subordinated Notes due 2012 (B)	—	26,900
Secured Term Loan (C)	72,188	48,773
Other, with a current weighted-average interest rate of 6.71%, most of which is secured by machinery, equipment and real estate (D)	7,272	19,719

	79,460	95,392
Less current portion of long-term debt (E)	4,935	2,328

Long-term debt due after one year (E)	$74,525	$93,064

(A) Our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus .50% or LIBOR plus 1.75%. The interest rate at December 31, 2011 was 3.75%. Interest is paid monthly, if applicable. Since the Working Capital Revolver Loan matures on April 13, 2012, the Borrowers are negotiating an amendment to extend this facility. The amendment is expected to be completed before the maturity date.
The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of December 31, 2011, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.6 million. Under the Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .375% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.
The lender may, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”) but excluding the assets securing the secured term loan discussed in (C) below, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. The carrying value of the pledged assets is approximately $258 million at December 31, 2011.
The Working Capital Revolver Loan requires ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements are measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants during 2011. The Working Capital Revolver Loan also contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:
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
(B) In June 2007, we entered into a purchase agreement with each of twenty two qualified institutional buyers (“QIBs”), pursuant to which we sold $60 million aggregate principal amount of the 5.5% convertible debentures (“2007 Debentures”) in a private placement to the QIBs pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Regulation D promulgated under the Act. The 2007 Debentures bore interest at the rate of 5.5% per year.
In previous years, we have acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. During 2011, the remaining 2007 Debentures were converted into shares of LSB common stock including the portion of 2007 debentures held by Jack E. Golsen, our chairman of the board and chief executive officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) as discussed in Note 19-Related Party Transactions. In addition for financial reporting purposes, one of the conversion transactions with an unrelated third party was considered an induced conversion. The following is a summary of transactions relating to the 2007 Debentures for each respective year:

	2011	2010	2009
	(Dollars In Thousands)
Principal amounts converted or acquired	$26,900	$2,500	$11,100
Cash paid for acquisitions	$—	$2,494	$8,938
Shares of LSB common stock issued	979,160	—	—

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

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate as detailed below:

	December 31,
	2011
	Stated Interest	Principal
	Rate	Balance
	(Dollars In Thousands)
Variable interest rate	3.57%	$48,125
Fixed interest rate	5.15%	24,063

Weighted-average interest rate	4.10%	$72,188

The Secured Term Loan is secured by the real property and equipment located at our El Dorado Facility and our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $72 million at December 31, 2011.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
9. Long-Term Debt (continued)
The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At December 31, 2011, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $97 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants during 2011.
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
(D) Amounts include capital lease obligations of $749,000 and $1,211,000 at December 31, 2011 and 2010, respectively.
(E) Maturities of long-term debt for each of the five years after December 31, 2011 are as follows (in thousands):

2012	$4,935
2013	4,937
2014	4,685
2015	4,702
2016	58,195
Thereafter	2,006

$79,460

10. Income Taxes
Provisions for income taxes are as follows:

	2011	2010	2009
	(In Thousands)
Current:
Federal	$33,006	$13,723	$2,456
State	4,514	3,754	1,337

Total Current	$37,520	$17,477	$3,793

Deferred:
Federal	$7,543	$1,602	$9,611
State	1,145	708	1,620

Total Deferred	$8,688	$2,310	$11,231

Provisions for income taxes	$46,208	$19,787	$15,024

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
10. Income Taxes (continued)
The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions. In addition to the income tax provision from continuing operations, we allocated an income tax benefit of approximately $80,000, $78,000 and $155,000 to discontinued operations for 2011, 2010 and 2009, respectively.
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
The deferred tax provision results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for investment tax credits in the year they arise and are earned. At December 31, 2011, our gross amount of the investment tax credits available to offset state income taxes was minimal. These investment tax credits do not expire and carryforward indefinitely.
We utilized approximately $0.2 million, $0.7 million and $2.2 million of state NOL carryforwards to reduce tax liabilities in 2011, 2010 and 2009, respectively. At December 31, 2011, we have remaining state tax NOL carryforwards of approximately $8.0 million that begin expiring in 2013.
For 2011, 2010 and 2009, we determined it was more-likely-than-not that approximately $6.9 million, $6.1 million and $7.1 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $0.3 million, $0.3 million and $0.4 million, respectively, was maintained. We considered both positive and negative evidence in our determination. The negative evidence considered primarily included our history of losses by certain entities and jurisdictions, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income in the individual jurisdictions to utilize these state NOL carryforwards.
When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $1.3 million, $0.6 million and $0.9 million in 2011, 2010, and 2009, respectively, which is included in the net change in capital in excess of par value rather than a decrease in the provision for income taxes.
In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. At December 31, 2011 and 2010, we had no unrecognized federal and state tax benefits resulting from the exercise of NSOs.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
10. Income Taxes (continued)
Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2011	2010
	(In Thousands)

Deferred tax assets
Allowance for doubtful accounts	$872	$723
Asset impairment	756	725
Inventory	1,724	2,214
Deferred compensation	4,096	3,996
Other accrued liabilities	5,474	4,929
Hedging	1,033	575
Net operating loss carryforwards	392	361
Other	1,069	1,210

Total deferred tax assets	15,416	14,733
Less valuation allowance on deferred tax assets	(344)	(310)

Net deferred tax assets	$15,072	$14,423

Deferred tax liabilities
Property, plant and equipment	$28,766	$19,886
Prepaid and other insurance reserves	2,504	1,852
Investment in unconsolidated affiliate	640	837
Other	713	713

Total deferred tax liabilities	$32,623	$23,288

Net deferred tax liabilities	$(17,551)	$(8,865)

Consolidated balance sheet classification:
Net current deferred tax assets	$4,275	$5,396
Net non-current deferred tax liabilities	(21,826)	(14,261)

Net deferred tax liabilities	$(17,551)	$(8,865)

Net deferred tax liabilities by tax jurisdiction:
Federal	$(15,724)	$(8,202)
State	(1,827)	(663)

Net deferred tax liabilities	$(17,551)	$(8,865)

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

	2011	2010	2009
	(In Thousands)
Provisions for income taxes at federal statutory rate	$45,567	$17,326	$12,906
State current and deferred income taxes	5,088	3,259	1,832
Domestic production activities deduction	(3,091)	(1,371)	(282)
Effect of tax return to tax provision reconciliation	(958)	(126)	676
Other	(398)	699	(108)

Provisions for income taxes	$46,208	$19,787	$15,024

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2011	2010	2009
	(In Thousands)
Balance at beginning of year	$700	$608	$898
Additions based on tax positions related to the current year	217	131	48
Additions based on tax positions of prior years	—	—	82
Reductions for tax positions of prior years	(51)	(35)	(355)
Settlements	(157)	(4)	(65)

Balance at end of year	$709	$700	$608

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant impact on our results of operations or the financial condition. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $461,000, $455,000 and $400,000, net of federal expense, in 2011, 2010, and 2009, respectively.
We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. During 2011, 2010, and 2009, we recognized $42,000, $104,000 and $150,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $213,000 and $215,000 accrued for interest and penalties at December 31, 2011 and 2010, respectively.
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
11. Commitments and Contingencies
Capital and Operating Leases — We lease certain PP&E under capital leases and non-cancelable operating leases. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases with initial or remaining terms of one year or more at December 31, 2011, are as follows:

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
11. Commitments and Contingencies (continued)

	Capital	Operating
	Leases	Leases	Total
	(In Thousands)
2012	$412	$5,635	$6,047
2013	349	4,585	4,934
2014	36	3,453	3,489
2015	—	1,554	1,554
2016	—	1,127	1,127
Thereafter	—	3,913	3,913

Total minimum lease payments	797	$20,267	$21,064

Less amounts representing interest	48

Present value of minimum lease payments included in long-term debt	$749

Expenses associated with our operating lease agreements, including month-to-month leases, was $7,773,000 in 2011, $6,079,000 in 2010 and $8,584,000 in 2009. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.
Purchase and Sales Commitments — We have the following significant purchase and sales commitments.
Bayer Agreement — During 2008, subsidiaries within our Chemical Business, EDN and EDC, entered into a new agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”) replacing a previous agreement. EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. The Bayer Agreement became effective in June 2009, and is for an initial term of five years, with certain renewal options. Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit. In addition, EDN is responsible for the maintenance and operation of the Baytown Facility. If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN.
Anhydrous ammonia purchase agreement — During February 2010, EDC signed an extension of EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the extension, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2012.
Ammonium nitrate supply agreement — During February 2010, EDC entered into a cost-plus supply agreement with Orica International Pte Ltd. (“Orica International”) to supply Orica International with 240,000 tons per year of industrial grade ammonium nitrate (“AN”) through December 2014. This agreement replaced EDC’s previous agreement with Orica USA, Inc.
UAN supply agreement — In 2009, one of our subsidiaries, Pryor Chemical Company (“PCC”), entered into a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2014, but either party has an option to terminate the agreement pursuant to the terms of the contract.
Other purchase and sales commitments — See Note 12 — Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2011. During 2011, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee and Pryor Facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2011, our purchase commitments under these contracts were for approximately 3.0 million MMBtu of natural gas through August 2012 at the weighted-average cost of $3.62 per MMBtu ($10.9 million) and a weighted-average market value of $3.06 per MMBtu ($9.2 million). In addition, we also had standby letters of credit outstanding of approximately $1.9 million at December 31, 2011. We also had deposits from customers of $4.5 million for forward sales commitments including $0.3 million relating to our Climate Control Business and $3.8 million relating to our Chemical Business at December 31, 2011.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
11. Commitments and Contingencies (continued)
Performance and Payment Bonds — We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2011, we have agreed to indemnify the sureties for payments, up to $12.2 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2012.
Universal Shelf Registration Statement — In 2009, we filed a universal shelf registration statement on Form S-3, with the Securities and Exchange Commission (“SEC”). The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2012 unless we decide to file a post effective amendment, which is subject to a review by the SEC.
Employment and Severance Agreements — We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $12.6 million at December 31, 2011.
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
We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, no asset retirement obligations have been recognized except for $75,000 to retire an injection well at the Pryor Facility. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
11. Commitments and Contingencies (continued)
1. Discharge Water Matters
The El Dorado Facility owned by EDC generates process wastewater, which includes cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review. EDC submitted comments to the ADEQ on the draft permit in December 2010.
The El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ. The ADEQ approved a rule change, but on August 31, 2011, the United States Environmental Protection Agency (“EPA”) formally disapproved the rule change. On October 7, 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. At this time, we do not believe that the occasional noncompliance will have a material adverse impact on EDC. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.
During January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC provided a response which states that the El Dorado Facility is now in compliance with the permit, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits; that the El Dorado Facility expects to be able to maintain compliance and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. In June 2011, EDC received an Administrative Complaint from the EPA reciting past violations of the 2004 NPDES permit that had not been addressed by previous ADEQ Consent Administrative Orders and seeking a penalty of $124,000. EDC has met with EPA to discuss the Administrative Complaint and EDC’s plans for addressing the occasional non compliance with the NPDES Permit, as discussed above. EDC has met, and continues to meet, with the EPA to explain its objections against the proposed penalty. In December 2011, EDC was notified by the EPA that the matter has been taken over by the United States Department of Justice (“DOJ”), the current Administrative Complaint will be withdrawn, and the EPA and DOJ will handle this as a joint enforcement matter. On January 11, 2012, EPA filed a motion requesting authorization to withdraw the Administrative Complaint so that it could proceed with a judicial enforcement proceeding against EDC and certain other companies in the El Dorado, Arkansas, area that have also agreed to use the pipeline discussed below, all of whom have alleged outstanding NPDES permit violations. It is anticipated that EPA’s motions will be granted. A liability of $124,000 has been established at December 31, 2011 relating to this matter.
The city of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. However, in November 2011, opponents of the pipeline filed a lawsuit against the City and the pipeline consultants for alleged violations of the Freedom of Information Act. We do not believe that this lawsuit will affect the City’s approval, or the City’s construction, of the pipeline. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, EDC will participate in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $0.5 million has been capitalized as of December 31, 2011. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
11. Commitments and Contingencies (continued)
In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2011, in connection with this matter.
2. Air Matters
The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by EDN under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests will enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. In connection with a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes, subject to further review, investigation and discussion with the EPA, that certain facilities within our Chemical Business may be required to make certain capital improvements to certain emission equipment in order to comply with the requirements of the Clean Air Act. If changes to the production equipment at these facilities are required in order to bring this equipment into compliance with the Clean Air Act, the type of emission control equipment that might be required is unknown and, as a result, the amount of capital expenditures necessary in order to bring the equipment into compliance is unknown at this time but could be substantial.
Further, if it is determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”
Our Chemical Business has provided to the EPA a proposed settlement offer in connection with this matter. While the total capital cost to achieve the emission rates being proposed by our Chemical Business in the settlement offer has not been determined, the total capital cost could be significant and involving up to nine of our affected nitric acid plants. Our Chemical Business’ proposed settlement offer did not provide an amount of any proposed civil penalty, if any, but we anticipate that the EPA will require a civil penalty. Therefore a liability of $100,000 has been established at December 31, 2011, in connection with this matter.
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
Our subsidiary and Chevron are pursuing with the state of Kansas a course of long-term surface and groundwater monitoring to track the natural decline in contamination. Currently, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated.
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
At December 31, 2011, our estimated allocable portion of the total estimated liability (which is included in current accrued and other liabilities) related to the Hallowell Facility is $105,000. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.
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

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
11. Commitments and Contingencies (continued)
The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. During September 2011, this case was tried before the court in the United States District Court for the District of Kansas. We are awaiting the court’s decision in this matter. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at December 31, 2011 as a result of this matter.
Other Claims and Legal Actions
We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2011, our accrued general liability insurance claims were $739,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.
12. Derivatives, Hedges, Financial Instruments and Carbon Credits
We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer. The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 — Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.
The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2011, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.27% and the total estimated market weighted-average receive rate of 0.99%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2011, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($1.00 to $3.00) per carbon credit obtained from a broker involved in this low volume market, the sales price of a December 2011 transaction and an offer received from a potential customer. At December 31, 2010, the valuations ($3.25 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($3.00 to $5.00) per carbon credit obtained from a broker involved in this low volume market, pricing terms included in a sales agreement being negotiated at December 31, 2010, and inquiries from market participants concerning our listed ask price through a broker. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.
Commodities Contracts
Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2010, our futures/forward copper contracts were for 750,000 pounds of copper through May 2011 at a weighted-average cost of $3.75 per pound. At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound. At December 31, 2010, our futures/forward natural gas contracts were for 800,000 MMBtu of natural gas through February 2011 at a weighted-average cost of $4.10 per MMBtu. At December 31, 2011, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities.
Foreign Exchange Contracts
One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2010, our foreign exchange contracts were for the receipt of approximately 783,000 Euros through June 2011 and for the payment of approximately 110,000 Euros through March 2011, at the total contractual weighted-average exchange rate of 1.26 (U.S. Dollar/Euro). At December 31, 2011, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.
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
These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During each of the three years ended December 31, 2011, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
Carbon Credits and Associated Contractual Obligation
During 2010 and 2011, we were issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2010, we had approximately 198,000 carbon credits, all of which were subject to contractual obligations. At December 31, 2011, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.
The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010:

		Fair Value Measurements at
		December 31, 2011 Using
		Quoted Prices	Significant
	Total Fair	in Active	Other	Significant	Total Fair
	Value at	Markets for	Observable	Unobservable	Value at
	December 31,	Identical Assets	Inputs	Inputs	December 31,
	2011	(Level 1)	(Level 2)	(Level 3)	2010
Description	(In Thousands)

Assets — Supplies, prepaid items and other:
Commodities contracts	$11	$11	$—	$—	$761
Carbon credits	42	—	—	42	644
Foreign exchange contracts	—	—	—	—	49

Total	$53	$11	$—	$42	$1,454

Liabilities — Current and noncurrent accrued and other liabilities:
Contractual obligations — carbon credits	$42	$—	$—	$42	$644
Interest rate contracts	2,241	—	2,241	—	1,895

Total	$2,283	$—	$2,241	$42	$2,539

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
During 2011 and 2010, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2011	2010	2009	2011	2010	2009
	(In Thousands)
Beginning balance	$644	$—	$—	$(644)	$—	$(1,388)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	1,995	644	—	(1,844)	(644)	493
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(2,597)	—	—	—	—	—
Settlements	—	—	—	2,446	—	895

Ending balance	$42	$644	$—	$(42)	$(644)	$—

Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$42	$644	$—	$(42)	$(644)	$—

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	2011	2010	2009
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales — Commodities contracts	$(523)	$(59)	$(1,312)
Cost of sales — Foreign exchange contracts	46	25	(32)
Other income — Carbon credits	1,995	644	—
Other expense — Contractual obligations relating to carbon credits	(1,844)	(644)	—
Interest expense — Interest rate contracts	(1,925)	(1,527)	(729)

	$(2,251)	$(1,561)	$(2,073)

Change in unrealized gains (losses) relating to contracts still held at year end:
Cost of sales — Commodities contracts	$11	$761	$138
Cost of sales — Foreign exchange contracts	—	49	—
Other income — Carbon credits	42	644	—
Other expense — Contractual obligations relating to carbon credits	(42)	(644)	—
Interest expense — Interest rate contracts	(346)	34	508

	$(335)	$844	$646

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)
The following discussion of fair values is not indicative of the overall fair value of our assets and liabilities since it does not include all assets, including intangibles.
Our long-term debt agreements are the only financial instruments with fair values significantly different from their carrying amounts. At December 31, 2011 and 2010, the fair value for variable interest rate debt (excluding the secured term loan at December 31, 2010) approximates their carrying value. At December 31, 2010, the estimated fair value of the secured term loan is based on defined LIBOR rates plus 6% utilizing information obtained from the lender. The fair values of fixed interest rate borrowings, other than the 2007 Debentures, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At December 31, 2010, the estimated fair value of the 2007 Debentures is based on quoted prices obtained from a broker for these debentures. The estimated fair value and carrying value of our long-term debt are as follows:

	December 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
	(In Thousands)
Variable Interest Rate:
Secured Term Loan (1)	$72,188	$72,188	$26,721	$48,773
Working Capital Revolver Loan	—	—	—	—
Other debt (2)	—	—	2,437	2,437

Fixed Interest Rate:
5.5% Convertible Senior Subordinated Notes	—	—	27,976	26,900
Other bank debt and equipment financing	7,211	7,272	17,251	17,282

	$79,399	$79,460	$74,385	$95,392

(1)	Includes a fixed interest rate of 5.15% on the principal amount of $24.1 million at December 31, 2011.

(2)	At December 31, 2010, the balance includes a variable interest rate debt agreement with a minimum interest rate of 6%, which interest rate was 6%.
Other
In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed a long-term lease agreement (initial lease term of ten years) and terminated the forward agreement at a net cost of $2.8 million. We historically accounted for this cash flow hedge under the deferral method (as an adjustment of the initial term lease rentals). As the result of accounting principles becoming effective in 2001, the remaining deferred cost amount was reclassified from other assets to accumulated other comprehensive loss and was being amortized to operations over the term of the lease arrangement, which expired in 2009. The amount amortized to operations was $120,000 for 2009 and (none in 2010 and 2011). The associated income tax benefits were minimal in 2009.
13. Stockholders’ Equity
Approval of Stock Incentive Plan in 2008 — During 2008, our board of directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008. The number of shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment. Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan is being administered by the compensation and stock option committee (the “Committee”) of our board of directors.

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
The following may be granted by the Committee under the 2008 Plan:
Stock Options — The Committee may grant either incentive stock options or non-qualified stock options. The Committee sets option exercise prices and terms, except that the exercise price of a stock option may be no less than 100% of the fair market value, as defined in the 2008 Plan, of the shares on the date of grant. At the time of grant, the Committee will have sole discretion in determining when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed 10 years.
Stock Appreciation Rights (“SARs”) — The Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the 2008 Plan or on a stand-alone basis. SARs are the right to receive payment per share of the SAR exercised in stock or in cash equal to the excess of the share’s fair market value, as defined in the 2008 Plan, on the date of exercise over its fair market value on the date the SAR was granted. Exercise of an SAR issued in tandem with stock options will result in the reduction of the number of shares underlying the related stock option to the extent of the SAR exercise.
Stock Awards, Restricted Stock, Restricted Stock Units, and Other Awards - The Committee may grant awards of restricted stock, restricted stock units, and other stock and cash-based awards, which may include the payment of stock in lieu of cash (including cash payable under other incentive or bonus programs) or the payment of cash (which may or may not be based on the price of our common stock).
Stock-Based Compensation — During 2011, the Committee approved the grants under the 2008 Plan of 249,000 shares of qualified stock options (the “2011 Qualified Options”) to certain employees and our board of directors (with the recipient abstaining) approved the grant of 5,000 shares of non-qualified stock options (“2011 Non-Qualified Options”) to one of our outside directors. During 2010 and 2009, the Committee did not grant any awards under the 2008 Plan. The exercise price of the 2011 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant. The 2011 Qualified and Non-Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2011 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2011 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2011 Qualified and Non-Qualified Options expire in 2021. The fair value for the 2011 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.
The fair value for the 2011 Qualified and Non-Qualified Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:
•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield based on historical data;
•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and
•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
13. Stockholders’ Equity (continued)
The following table summarizes information about these granted stock options:

	2011	2010	2009

Weighted-average risk-free interest rate	1.21%	N/A	N/A
Dividend yield	—	N/A	N/A
Weighted-average expected volatility	48.59%	N/A	N/A
Total weighted-average expected forfeiture rate	2.97%	N/A	N/A
Weighted-average expected life (years)	5.90	N/A	N/A
Total weighted-average remaining vesting period in years (1)	4.30	4.57	5.60
Total fair value of options granted	$4,064,000	N/A	N/A
Stock-based compensation expense — Cost of sales (1)	$60,000	$42,000	$44,000
Stock-based compensation expense — SG&A (1)	$1,039,000	$963,000	$977,000
Income tax benefit (1)	$(390,000)	$(402,000)	$(408,000)

(1)	Information relates to stock options granted since 2006.
At December 31, 2011, the total stock-based compensation expense not yet recognized is $7,931,000 relating to non-vested stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.
Qualified Stock Option Plans — At December 31, 2011, we have options outstanding under a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1998 Plan has expired, and accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. The exercise price of the outstanding options granted under the 1998 and 2008 Plans was equal to the market value of our common stock at the date of grant. The following information relates to our qualified stock option plans:

	December 31,
	2011
	2008 Plan	1998 Plan

Maximum number of securities for issuance	1,000,000	N/A
Number of awards available to be granted	344,370	N/A
Number of qualified options outstanding	505,330	11,000
Number of qualified options exercisable	78,065	11,000

	2011
		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of year	389,026	$8.41
Granted	249,000	$34.41
Exercised	(114,996)	$6.54
Cancelled, forfeited or expired	(6,700)	$9.69

Outstanding at end of year	516,330	$21.34

Exercisable at end of year	89,065	$8.85

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
13. Stockholders’ Equity (continued)

	2011	2010	2009
Weighted-average fair value per option granted during year	$16.00	N/A	$	N/A

Total intrinsic value of options exercised during the year	$3,294,000	$441,000		$3,051,000

Total fair value of options vested during the year	$208,000	$214,000		$220,000

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding
		Weighted-
		Average	Weighted-	Intrinsic
		Remaining	Average	Value of
	Shares	Contractual Life	Exercise	Shares
Exercise Prices	Outstanding	in Years	Price	Outstanding

$5.10	11,000	3.92	$5.10	$252,000
$7.86 — $8.17	48,375	6.95	$7.87	$976,000
$9.69 — $9.97	207,955	6.83	$9.69	$3,813,000
$29.99 — $34.50	249,000	9.90	$34.41	$—

$5.10 — $34.50	516,330	8.26	$21.34	$5,041,000

	Stock Options Exercisable
		Weighted-
		Average	Weighted-	Intrinsic
		Remaining	Average	Value of
	Shares	Contractual Life	Exercise	Shares
Exercise Prices	Exercisable	in Years	Price	Exercisable

$5.10	11,000	3.92	$5.10	$252,000
$7.86 — $8.17	13,530	6.94	$7.87	$273,000
$9.69 — $9.97	64,535	6.83	$9.69	$1,184,000
$29.99 — $34.50	—

$5.10 — $34.50	89,065	6.49	$8.85	$1,709,000

Non-Qualified Stock Option Plans — Our board of directors approved the grants of non-qualified stock options to our outside directors, our Chief Financial Officer and certain key employees, including the grant of 450,000 shares of non-qualified stock options (the “2006 Options”) to certain Climate Control Business employees, which were subject to shareholders’ approval. The exercise price of the 2006 Options is $8.01 per share, which is based on the market value of our common stock at the date the board of directors granted the shares (June 19, 2006). The fair value for the 2006 Options was estimated, using an option pricing model, as of the date we received shareholders’ approval, which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. For accounting purposes, the grant date and service inception date is June 14, 2007. Generally, the exercise prices of our non-qualified stock options are based on the market value of our common stock at the dates of grants.
In addition to the 2008 Plan as discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of LSB or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 280,000 were available for grant at December 31, 2011. At December 31, 2011, there were 41,525 options outstanding related to the 2008 Plan, of which 16,325 are exercisable, and no options outstanding related to the Outside Director Plan.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
13. Stockholders’ Equity (continued)
The following information relates to our non-qualified stock option plans:

	2011
		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of year	374,600	$7.83
Granted	5,000	$34.50
Exercised	(63,075)	$7.05
Surrendered, forfeited, or expired	—

Outstanding at end of year	316,525	$8.41

Exercisable at end of year	66,325	$7.97

	2011	2010	2009

Weighted-average fair value per option granted during year	$16.25	N/A	N/A

Total intrinsic value of options exercised during the year	$2,110,000	$805,000	$2,201,000

Total fair value of options vested during the year	$730,000	$721,000	$721,000

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2011:

	Stock Options Outstanding
		Weighted-
		Average	Weighted-	Intrinsic
		Remaining	Average	Value of
	Shares	Contractual Life	Exercise	Shares
Exercise Prices	Outstanding	in Years	Price	Outstanding
$7.86	36,525	6.92	$7.86	$737,000
$8.01	275,000	4.75	$8.01	$5,505,000
$34.50	5,000	9.92	$34.50	$—

$7.86 — $34.50	316,525	5.08	$8.41	$6,242,000

	Stock Options Exercisable
		Weighted-
		Average	Weighted-	Intrinsic
		Remaining	Average	Value of
	Shares	Contractual Life	Exercise	Shares
Exercise Prices	Exercisable	in Years	Price	Exercisable
$7.86	16,325	6.92	$7.86	$329,000
$8.01	50,000	4.75	$8.01	$1,001,000
$34.50	—

$7.86 — $34.50	66,325	5.28	$7.97	$1,330,000

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
13. Stockholders’ Equity (continued)
Preferred Share Rights Plan — On January 5, 2009, a renewed shareholder rights plan became effective upon the expiration of our previous shareholder rights plan. The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Group and certain other limited excluded persons), then the Rights become exercisable. Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable. Our board of directors may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.
Other — During 2010 and 2009, we purchased 177,100 and 275,900 shares of treasury stock for the average price of $13.67 and $11.60 per share, respectively (none in 2011).
As of December 31, 2011, we have reserved 1.8 million shares of common stock issuable upon potential conversion of preferred stocks and stock options pursuant to their respective terms.
14. Non-Redeemable Preferred Stock
Series B Preferred — The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. All of the outstanding shares of the Series B Preferred are owned by the Golsen Group.
Series D Preferred — The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share. Each holder of the Series D Preferred shall be entitled to .875 votes per share. All of the outstanding shares of Series D Preferred are owned by the Golsen Group.
Cash Dividends Paid — During 2011, 2010 and 2009, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:
•	$240,000 on the Series B Preferred ($12.00 per share) and
•	$60,000 on the Series D Preferred ($0.06 per share).
At December 31, 2011, there were no dividends in arrears.
Other — At December 31, 2011, we are authorized to issue an additional 229,539 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

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

	December 31,
	2011	2010
	(Dollars In Thousands)
Total undiscounted death benefits - 1981 Agreements	$4,115	$4,115

Total undiscounted death benefits — 1992 Agreements	$302	$302

Total undiscounted death benefit — 2005 Agreement	$2,500	$2,500

Accrued death benefits — All agreements	$4,017	$4,058

Total undiscounted executive benefits — 1992 Agreements	$1,950	$1,963

Discount rates utilized — 1992 Agreements	3.58%	4.17%

Accrued executive benefits — 1992 Agreements	$1,262	$1,187

	2011	2010	2009
	(In Thousands)
Costs associated with executive benefits included in SG&A	$158	$169	$75

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

	December 31,
	2011	2010
	(In Thousands)
Total face value of life insurance policies (1)	$21,522	$21,522

Cash surrender values of life insurance policies	$4,961	$4,461
Loans on cash surrender values	(1,890)	(1,844)

Net cash surrender values	$3,071	$2,617

	2011	2010	2009
	(In Thousands)
Cost of life insurance premiums	$851	$851	$842
Increases in cash surrender values	$(499)	$(496)	$(494)

Net cost of life insurance premiums included in SG&A	$352	$355	$348

(1)	Includes $7,000,000 on the life of our CEO, of which $2,500,000 is required to be paid under the 2005 Agreement as discussed above.
We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for EDC and Cherokee Nitrogen Company’s (“CNC”) union employees and certain EDN and PCC employees, which amounts were not material for each of the three years ended December 31, 2011.
16. Business Interruption Insurance Claim and Recovery
In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. Our insurance policy provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During 2011, we recognized an insurance recovery of $8,605,000 relating to this business interruption claim, which was recorded as a reduction to cost of sales. As of December 31, 2011, we do not have any remaining insurance claims associated with our business interruption coverage relating to this event.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
17. Other Expense, Other Income and Non-Operating Other Income, net

	2011	2010	2009
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	$1,844	$644	$—
Losses on sales and disposals of property and equipment	1,280	460	378
Miscellaneous expense (1)	699	158	149

Total other expense	$3,823	$1,262	$527

Other income:
Realized and unrealized gains on carbon credits	$1,995	$644	$—
Settlements of litigation and potential litigation (2)	1,562	—	50
Property insurance recoveries in excess of losses incurred (3)	—	7,518	—
Miscellaneous income (1)	381	265	237

Total other income	$3,938	$8,427	$287

Non-operating other income, net:
Interest income	$77	$133	$216
Miscellaneous income (1)	—	—	1
Miscellaneous expense (1)	(77)	(80)	(87)

Total non-operating other income, net	$—	$53	$130

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.

(2)	Amounts relate primarily to settlements reached with certain vendors of our Chemical Business.

(3)	Amount relates primarily to recoveries from property insurance claims associated with our Chemical Business.

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
Description of Each Reportable Segment
Climate Control Business — The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:
•	geothermal and water source heat pumps,
•	hydronic fan coils, and
•	other HVAC products including large custom air handlers, modular geothermal and other chillers and other products and services.
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
Chemical Business — The Chemical Business segment manufactures and sells:
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
The Pryor Facility began limited production in the first quarter of 2010 but did not reach sustained production of anhydrous ammonia until the fourth quarter of 2010. Currently, this facility’s production is predominantly agricultural products, primarily UAN and anhydrous ammonia. During 2011, the Pryor Facility had net sales of approximately $91.9 million to unrelated third parties compared to $25.0 million in 2010 (none in 2009).
As of December 31, 2011, our Chemical Business employed 492 persons, with 149 represented by unions under agreements, which will expire in July through November of 2013.
Other — The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
18. Segment Information (continued)
Segment Financial Information
Information about our continuing operations in different business segments is detailed below.

	2011	2010	2009
	(In Thousands)
Net sales:
Climate Control:
Geothermal and water source heat pumps	$183,789	$171,561	$179,865
Hydronic fan coils	54,379	37,923	46,381
Other HVAC products	43,397	41,037	39,923

Total Climate Control	281,565	250,521	266,169

Chemical:
Agricultural products	231,599	135,598	104,300
Industrial acids and other chemical products	161,776	126,846	95,997
Mining products	118,479	88,642	57,535

Total Chemical	511,854	351,086	257,832
Other	11,837	8,298	7,837

	$805,256	$609,905	$531,838

Gross profit:
Climate Control	$88,178	$86,364	$92,409
Chemical	130,687	49,295	42,422
Other	4,153	2,966	2,583

	$223,018	$138,625	$137,414

Operating income:
Climate Control	$32,759	$35,338	$37,706
Chemical	116,503	31,948	15,122
General corporate expenses and other business operations, net (1)	(12,819)	(11,361)	(12,118)

	136,443	55,925	40,710
Interest expense	(6,658)	(7,427)	(6,746)
Gain (losses) on extinguishment of debt	(136)	(52)	1,783
Non-operating income (expense), net:
Climate Control	2	3	8
Chemical	1	7	31
Corporate and other business operations	(3)	43	91
Provisions for income taxes	(46,208)	(19,787)	(15,024)

Equity in earnings of affiliate — Climate Control	543	1,003	996

Income from continuing operations	$83,984	$29,715	$21,849

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
18. Segment Information (continued)
(1) General corporate expenses and other business operations, net consist of the following:

	2011	2010	2009
	(In Thousands)
Gross profit-Other	$4,153	$2,966	$2,583
Selling, general and administrative:
Personnel costs	(8,418)	(7,865)	(8,083)
Professional fees	(3,805)	(3,784)	(3,687)
All other	(4,224)	(3,040)	(2,917)

Total selling, general and administrative	(16,447)	(14,689)	(14,687)

Other income	118	366	192
Other expense	(643)	(4)	(206)

Total general corporate expenses and other business operations, net	$(12,819)	$(11,361)	$(12,118)

Information about our PP&E and total assets by business segment is detailed below:

	2011	2010	2009
	(In Thousands)
Depreciation of PP&E:
Climate Control	$3,853	$4,026	$4,077
Chemical	14,659	13,154	11,291
Corporate assets and other	250	149	233

Total depreciation of PP&E	$18,762	$17,329	$15,601

Additions to PP&E:
Climate Control	$5,746	$7,177	$6,438
Chemical	39,835	28,850	24,627
Corporate assets and other	2,376	518	271

Total additions to PP&E	$47,957	$36,545	$31,336

Total assets at December 31:
Climate Control	$119,323	$112,894	$102,029
Chemical	214,246	179,033	143,800
Corporate assets and other	168,440	96,054	92,804

Total assets	$502,009	$387,981	$338,633

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
All net sales and long-lived assets relate to domestic operations for the periods presented.
Net sales to unaffiliated customers are to U.S. customers except foreign export sales as follows:

Geographic Area	2011	2010	2009
	(In Thousands)
Canada	$23,765	$19,345	$20,224
Middle East	5,688	6,257	4,440
Mexico, Central and South America	2,452	1,411	2,154
Europe	2,015	2,373	1,114
South and East Asia	1,077	1,635	1,124
Other	1,218	835	843

	$36,215	$31,856	$29,899

In general, foreign export sales are attributed based upon the location of the customer.
Major Customer
Net sales to one customer, Orica, of our Chemical Business segment represented approximately 11%, 11% and 7% of our total net sales for 2011, 2010 and 2009, respectively. See discussion concerning the supply agreement in Note 11 — Commitments and Contingencies.
19. Related Party Transactions
Golsen Group
In January 2009, we paid interest of $137,500 relating to $5,000,000 of the 2007 Debentures held by the Golsen Group that was accrued at December 31, 2008. In March 2009, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. During 2009, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was accrued at December 31, 2009 and paid in January 2010.
In March 2010, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. During 2010, we incurred interest expense of $275,000 relating to the debentures held by the Golsen Group, of which $137,500 was accrued at December 31, 2010 and paid in January 2011.
In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. In July 2011, the Golsen Group converted $2,000,000 of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures. During 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In addition in July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.
The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
19. Related Party Transactions (continued)
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
Also approved by a special committee of our board of directors, in September 2011, Prime entered into an agreement (the “Second Purchase Agreement”) to purchase from Landmark certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of $2,500,000 (see Note 20 — Subsequent Events). The Second Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Barton. The put option may be exercised during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be $2,500,000, plus a premium equal to a simple 10% annual return on the purchase price beginning as of the closing of the Second Purchase Agreement, subject to certain adjustments. The Second Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Landmark has also agreed to enter into a separate agreement at the closing of the Second Purchase Agreement to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.
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

LSB Industries, Inc.
Notes to Consolidated Financial Statements (continued)
20. Subsequent Events (Unaudited)
Dividends Declared on Preferred Stock — In January 2012, our board of directors declared dividends $300,000 on our Series B Preferred and our Series D Preferred, payable on March 31, 2012. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.
Planned Improvement Project — From January 3, 2012 through February 3, 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels. As a result, the facility was not in production during this time. The permitted production level of ammonia at the facility is 700 tons per day (“TPD”), but due to production limitations caused by restrictions in the flow of process gas through heat exchangers and other mechanical restrictions, the ammonia plant was unable to sustain production above 500 TPD during 2011. The current production rate is approximately 600 TPD.
Landmark Transaction — Effective February 7, 2012, the transaction relating to the Second Purchase Agreement to purchase the Texas Real Estate, as discussed in Note 19 — Related Party Transactions, was consummated on terms substantially as originally agreed, including Landmark to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of the LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located.

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
2011
Net sales	$177,493	$235,619	$176,780	$215,364

Gross profit (1)	$53,854	$72,086	$34,257	$62,821

Income from continuing operations (1) (2)	$20,960	$28,698	$6,324	$28,002
Net loss from discontinued operations	(57)	(53)	(18)	(14)

Net income	$20,903	$28,645	$6,306	$27,988

Net income applicable to common stock	$20,598	$28,645	$6,306	$27,988

Income per common share:
Basic:
Income from continuing operations	$.97	$1.29	$.28	$1.26
Loss from discontinued operations, net	—	—	—	—

Net income	$.97	$1.29	$.28	$1.26

Diluted:
Income from continuing operations	$.90	$1.22	$.27	$1.19
Loss from discontinued operations, net	—	—	—	—

Net income	$.90	$1.22	$.27	$1.19

2010

Net sales	$130,410	$168,392	$138,948	$172,155

Gross profit (1)	$28,266	$35,148	$29,439	$45,772

Income from continuing operations (1) (2)	$1,723	$6,047	$3,877	$18,068
Net loss from discontinued operations	(5)	(38)	(79)	(19)

Net income	$1,718	$6,009	$3,798	$18,049

Net income applicable to common stock	$1,413	$6,009	$3,798	$18,049

Income per common share:
Basic:
Income from continuing operations	$.07	$.28	$.18	$.85
Loss from discontinued operations, net	—	—	—	—

Net income	$.07	$.28	$.18	$.85

Diluted:
Income from continuing operations	$.07	$.27	$.17	$.79
Loss from discontinued operations, net	—	—	—	—

Net income	$.07	$.27	$.17	$.79

LSB Industries, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited) (continued)
(1) The following items increased (decreased) gross profit and income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)

Turnaround costs (A):
2011	$(166)	$(1,543)	$(6,332)	$(1,033)

2010	$(1,432)	$(1,264)	$(3,950)	$(1,821)

Business interruption insurance recovery:
2011	$—	$8,605	$—	$—

(2) The following items increased (decreased) income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)

Operating income (loss) associated with the Pryor Facility:
2011 (B)	$11,257	$23,043	$682	$17,008

2010 (B)	$(6,037)	$(1,993)	$(3,128)	$11,432

Provisions for income taxes:
2011	$(11,657)	$(17,492)	$(4,433)	$(12,626)

2010 (C)	$(912)	$(4,979)	$(2,930)	$(10,966)

(A) Turnaround costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down.
(B) Includes business interruption insurance recovery of $8,605,000 recognized during the three months ended June 30, 2011 and property insurance recoveries of $2,769,000 and $2,955,000 recognized during the three months ended September 30, 2010 and December 30, 2010, respectively.
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

LSB Industries, Inc.
Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheets
Schedule I includes the condensed financial statements of the parent company only, LSB Industries, Inc.

	December 31,
	2011	2010
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$35,302	$7,491
Accounts receivable, net	15	12
Supplies, prepaid items and other	5,833	275
Due from subsidiaries	28,785	5,174
Notes receivable from a subsidiary	10,000	10,000

Total current assets	79,935	22,952

Property, plant and equipment, net	229	274
Investments in and due from subsidiaries	290,303	222,615
Other assets, net	2,253	2,445

	$372,720	$248,286

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$291	$275
Short-term financing	5,646	—
Accrued and other liabilities	1,036	1,038
Redeemable, noncumulative, convertible preferred stock	44	45
Current portion of long-term debt	—	8

Total current liabilities	7,017	1,366

Long-term debt	—	26,900
Due to subsidiaries	56,243	24,536
Noncurrent accrued and other liabilities	5,349	5,273

Stockholders’ equity:
Preferred stock	3,000	3,000
Common stock	2,664	2,548
Capital in excess of par value	162,092	131,845
Retained earnings	153,888	70,351

	321,644	207,744
Less treasury stock	17,533	17,533

Total stockholders’ equity	304,111	190,211

	$372,720	$248,286

See accompanying notes.

LSB Industries, Inc.
Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Income

	Year ended December 31,
	2011	2010	2009
	(In Thousands)
Fees under service, tax sharing and management agreements with subsidiaries	$5,406	$3,531	$3,531

Selling, general and administrative expense	5,661	5,388	5,321
Other expense (income), net	453	(25)	82

Operating loss	(708)	(1,832)	(1,872)

Interest expense	1,730	3,062	3,513
Loss (gain) on extinguishment of debt	—	52	(1,783)
Interest and other non-operating income, net	(1,264)	(973)	(2,328)

Loss from continuing operations	(1,174)	(3,973)	(1,274)

Equity in earnings of subsidiaries	85,158	33,688	23,123
Net loss from discontinued operations	(142)	(141)	(265)

Net income	$83,842	$29,574	$21,584

See accompanying notes.

LSB Industries, Inc.
Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Cash Flows

	Year ended December 31,
	2011	2010	2009
	(In Thousands)
Net cash flows used by operating activities	$(5,558)	$(3,074)	$(4,899)

Cash flows from investing activities:
Capital expenditures	—	(51)	(99)
Payments received on notes receivable from a subsidiary	—	—	21,400
Other assets	(283)	(439)	(283)

Net cash provided (used) by investing activities	(283)	(490)	21,018

Cash flows from financing activities:
Proceeds from short-term financing	6,775	—	—
Payments on short-term financing	(1,129)	—	—
Payments associated with induced conversion of 5.5% convertible debentures	(558)	—	—
Acquisition of 5.5% convertible debentures	—	(2,494)	(8,938)
Payments on other long-term debt	—	—	(1)
Payments on loans secured by cash value of life insurance policies	—	(380)	—
Net change in due to/from subsidiaries	26,512	(7,430)	(7,738)
Purchases of treasury stock	—	(2,421)	(3,200)
Proceeds from exercise of stock options	1,197	829	609
Excess income tax benefit associated with stock-based compensation	1,160	185	806
Dividends paid on preferred stocks	(305)	(305)	(306)

Net cash provided (used) by financing activities	33,652	(12,016)	(18,768)

Net increase (decrease) in cash and cash equivalents	27,811	(15,580)	(2,649)

Cash and cash equivalents at the beginning of year	7,491	23,071	25,720

Cash and cash equivalents at the end of year	$35,302	$7,491	$23,071

See accompanying notes.

LSB Industries, Inc.
Schedule I — Condensed Financial Information of Registrant
Notes to Condensed Financial Statements
1. Basis of Presentation — The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (“LSB”) only. LSB’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with LSB’s consolidated financial statements.
2. Commitments and Contingencies — LSB has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2011, which is guaranteed by LSB, is as follows (in thousands):

Secured Term Loan	$72,188
Other, most of which is collateralized by real estate	6,585

$78,773

In addition, LSB has guaranteed approximately $44.3 million of its subsidiaries’ credit terms with vendors (primarily relating to purchases of natural gas) and approximately $12.2 million of its subsidiaries’ insurance bonds.
See Notes 9 and 11 of the notes to LSB’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.
3. Preferred Stock and Stockholders’ Equity — At December 31, 2011 and 2010, a subsidiary of LSB owns 2,451,527 shares of LSB’s common stock, which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I — Condensed Financial Information of Registrant. See Notes 13 and 14 of the notes to LSB’s consolidated financial statements for discussion of matters relating to preferred stock and other stockholders’ equity matters.
4. Extinguishment of Debt — In previous years, LSB acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. During 2011, the remaining 2007 Debentures were converted into shares of LSB common stock including the portion of 2007 debentures held by the Golsen Group as discussed in Note 9 of the notes to LSB’s consolidated financial statements. In addition for financial reporting purposes, one of the conversion transactions with an unrelated third party was considered an induced conversion. The following is a summary of transactions relating to the 2007 Debentures for each respective year:

	2011	2010	2009
	(Dollars In Thousands)
Principal amounts converted or acquired	$26,900	$2,500	$11,100
Cash paid for acquisitions	$—	$2,494	$8,938
Shares of LSB common stock issued	979,160	—	—
5. Interest Expense and Income — During 2011, 2010 and 2009, LSB incurred interest expense from subsidiaries of $1,200,000, $1,173,000 and $1,271,000, respectively. During 2011, 2010, and 2009, LSB earned interest income from subsidiaries of $1,262,000, $956,000 and $2,317,000, respectively.

LSB Industries, Inc.
Schedule II — Valuation and Qualifying Accounts
Years ended December 31, 2011, 2010, and 2009
(In Thousands)

		Additions-
	Balance at	Charges to	Deductions-	Balance at
	Beginning of	Costs and	Write-offs/	End of
Description	Year	Expenses	Costs Incurred	Year
Accounts receivable — allowance for doubtful accounts (1):
2011	$636	$347	$28	$955

2010	$676	$145	$185	$636

2009	$729	$90	$143	$676

Inventory-reserve for slow-moving items (1):
2011	$1,616	$751	$600	$1,767

2010	$1,198	$485	$67	$1,616

2009	$514	$745	$61	$1,198

Notes receivable — allowance for doubtful accounts (1):
2011	$970	$—	$—	$970

2010	$970	$—	$—	$970

2009	$970	$—	$—	$970

Deferred tax assets — valuation allowance (1):
2011	$310	$34	$—	$344

2010	$358	$—	$48	$310

2009	$268	$90	$—	$358

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.
Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.