Form 10-Q
period 2012-03-31
LSB INDUSTRIES INC
filed 2012-05-09
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s voting common stock, as of April 30, 2012 was 22,339,068 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2012 is unaudited)

	March 31, 2012	December 31, 2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$113,342	$124,929
Restricted cash	31	31
Short-term investments	10,005	10,005
Accounts receivable, net	87,524	87,351
Inventories:
Finished goods	34,070	29,009
Work in process	4,000	4,855
Raw materials	30,554	25,642

Total inventories	68,624	59,506
Supplies, prepaid items and other:
Prepaid insurance	4,290	5,953
Precious metals	16,085	17,777
Supplies	8,734	7,513
Fair value of derivatives and other	195	53
Prepaid income taxes	6,948	8,679
Other	3,003	2,034

Total supplies, prepaid items and other	39,255	42,009
Deferred income taxes	3,758	4,275

Total current assets	322,539	328,106
Property, plant and equipment, net	171,874	164,547
Other assets:
Investment in affiliate	2,652	2,910
Goodwill	1,724	1,724
Other, net	6,205	4,722

Total other assets	10,581	9,356

	$504,994	$502,009

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2012 is unaudited)

	March 31, 2012	December 31, 2011
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,798	$57,891
Short-term financing	3,962	5,646
Accrued and other liabilities	30,022	28,677
Current portion of long-term debt	4,773	4,935

Total current liabilities	87,555	97,149
Long-term debt	71,248	74,525
Noncurrent accrued and other liabilities	15,492	15,239
Deferred income taxes	22,646	21,826
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,659,530 shares issued (26,638,285 shares at December 31, 2011)	2,666	2,664
Capital in excess of par value	162,870	162,092
Retained earnings	167,891	153,888

	336,427	321,644
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	308,053	293,270

	$504,994	$502,009

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011
	(In Thousands, Except Per Share Amounts)
Net sales	$190,245	$177,493
Cost of sales	145,801	123,639

Gross profit	44,444	53,854
Selling, general and administrative expense	21,391	20,585
Provisions for losses on accounts receivable	40	42
Other expense	167	62
Other income	(236)	(872)

Operating income	23,082	34,037
Interest expense	1,132	1,712
Non-operating other income, net	(5)	(7)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	21,955	32,332
Provisions for income taxes	7,802	11,657
Equity in earnings of affiliate	(171)	(285)

Income from continuing operations	14,324	20,960
Net loss from discontinued operations	21	57

Net income	14,303	20,903
Dividends on preferred stocks	300	305

Net income applicable to common stock	$14,003	$20,598

Weighted-average common shares:
Basic	22,324	21,180

Diluted	23,524	23,444

Income per common share:
Basic	$.63	$.97

Diluted	$.61	$.90

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2012

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2011	26,638	$3,000	$2,664	$162,092	$153,888	$(28,374)	$293,270
Net income					14,303		14,303
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				415			415
Exercise of stock options	19		2	171			173
Excess income tax benefit associated with stock-based compensation				186			186
Conversion of redeemable preferred stock to common stock	3			6			6

Balance at March 31, 2012	26,660	$3,000	$2,666	$162,870	$167,891	$(28,374)	$308,053

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing operating activities
Net income	$14,303	$20,903
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	21	57
Deferred income taxes	1,337	(37)
Expense associated with modification of secured term loan	—	387
Expense associated with induced conversion of 5.5% convertible debentures	—	558
Loss (gain) on sales and disposals of property and equipment	15	(19)
Depreciation of property, plant and equipment	5,018	4,592
Amortization	87	153
Stock-based compensation	415	254
Provisions for losses on accounts receivable	40	42
Provision for (realization of) losses on inventory	5	(15)
Provision for losses on firm sales commitments	2,984	—
Equity in earnings of affiliate	(171)	(285)
Distributions received from affiliate	429	400
Changes in fair value of commodities contracts	(142)	82
Changes in fair value of interest rate contracts	(270)	(52)
Cash provided (used) by changes in assets and liabilities:
(net of effect of discontinued operations)
Accounts receivable	(215)	(1,871)
Inventories	(9,123)	(10,649)
Prepaid and accrued income taxes	1,686	2,300
Other supplies, prepaid items and other	1,174	(2,747)
Accounts payable	(5,628)	(4,488)
Accrued payroll and benefits	(1,122)	2,301
Commodities contracts	—	501
Customer deposits	474	3,588
Other current and noncurrent liabilities	(202)	382

Net cash provided by continuing operating activities	11,115	16,337
Cash flows from continuing investing activities
Capital expenditures	(15,632)	(4,579)
Proceeds from sales of property and equipment	266	19
Proceeds from short-term investments	4	10,012
Purchase of short-term investments	(4)	(9)
Proceeds from sales of carbon credits	—	673
Payments on contractual obligations – carbon credits	(180)	(673)
Other assets	(99)	(86)

Net cash provided (used) by continuing investing activities	(15,645)	5,357

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Three Months Ended March 31, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$161,506	$156,715
Payments on revolving debt facility	(161,506)	(156,715)
Proceeds from modification of secured term loan, net of fees	—	10,347
Payments on other long-term debt	(3,439)	(541)
Payments on loans secured by cash value of life insurance policies	(1,918)	—
Payments of debt issuance costs	—	(108)
Payments on short-term financing	(1,684)	(1,139)
Proceeds from exercises of stock options	173	513
Excess income tax benefit associated with stock-based compensation	186	703
Acquisition of redeemable preferred stock	(39)	—
Dividends paid on preferred stocks	(300)	(305)

Net cash provided (used) by continuing financing activities	(7,021)	9,470
Cash flows of discontinued operations:
Operating cash flows	(36)	(65)

Net increase (decrease) in cash and cash equivalents	(11,587)	31,099
Cash and cash equivalents at beginning of period	124,929	66,946

Cash and cash equivalents at end of period	$113,342	$98,045

Supplemental cash flow information:
Cash payments for income taxes, net of refunds	$4,581	$8,654
Noncash investing and financing activities:
Other assets and accounts payable associated with additions of property, plant and equipment	$3,208	$2,507
Debt issuance costs incurred associated with secured term loan	$—	$601
Debt issuance costs written off associated with 5.5% debentures	$—	$328
Accounts payable associated with 5.5% debentures	$—	$558
Accrued liabilities extinguished associated with 5.5% debentures	$—	$336
5.5% debentures converted to common stock	$—	$24,400

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2012.

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.

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

Short-Term Investments - Investments, which consisted of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value. All of these investments were held by financial institutions within the U.S. and none of these investments were in excess of the federally insured limits.

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

Recently Issued Accounting Pronouncements - In 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) clarifying how to measure and disclose fair value. The requirements under this ASU became effective for us on January 1, 2012 and were applied prospectively. See Note 9 - Derivatives, Hedges, Financial Instruments and Carbon Credits.

In 2011, the FASB issued ASUs amending comprehensive income guidance, which eliminate the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income, if any, in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The requirements under these ASUs became effective for us on January 1, 2012; however, because we did not have any items of other comprehensive income to report for the periods presented, the adoption of these ASUs did not impact the accompanying condensed financial statements.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$14,303	$20,903
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)
Dividends on Noncumulative Preferred	—	(5)

Total dividends on preferred stocks	(300)	(305)

Numerator for basic net income per common share - net income applicable to common stock	14,003	20,598
Dividends on preferred stocks assumed to be converted, if dilutive	300	305
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	—	265

Numerator for diluted net income per common share	$14,303	$21,168

Denominator:
Denominator for basic net income per common share - weighted-average shares	22,323,780	21,179,800
Effect of dilutive securities:
Convertible preferred stocks	918,026	935,626
Stock options	281,714	355,681
Convertible notes payable	—	973,292

Dilutive potential common shares	1,199,740	2,264,599

Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,523,520	23,444,399

Basic net income per common share	$.63	$.97

Diluted net income per common share	$.61	$.90

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
	2012	2011
Stock options	254,000	2,889

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	March 31, 2012	December 31, 2011
	(In Thousands)
Trade receivables	$87,475	$87,303
Other	965	1,003

	88,440	88,306
Allowance for doubtful accounts	(916)	(955)

	$87,524	$87,351

Note 4: Inventories At March 31, 2012 and December 31, 2011, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,705,000 and $1,767,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $16,000 at December 31, 2011 (none at March 31, 2012).

Changes in our inventory reserves are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance at beginning of period	$1,783	$1,793
Provision for (realization of) losses	5	(15)
Write-offs and disposals	(83)	(3)

Balance at end of period	$1,705	$1,775

The provision for (realization of) losses is included in cost of sales in the accompanying condensed consolidated statements of income.

Note 5: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	March 31, 2012	December 31, 2011
	(In Thousands)
Deferred revenue on extended warranty contracts	$6,636	$6,461
Accrued payroll and benefits	6,145	7,267
Accrued warranty costs	5,616	5,370
Customer deposits	4,979	4,505
Accrued death benefits	4,007	4,017
Accrued losses on firm sales commitments	2,984	—
Accrued group health and workers’ compensation insurance claims	2,452	2,535
Fair value of derivatives and other	2,013	2,283
Accrued contractual profit-sharing obligation	1,520	1,478
Accrued contractual manufacturing obligations	1,464	1,613
Accrued executive benefits	1,299	1,262
Accrued commissions	1,253	1,016
Other	5,146	6,109

	45,514	43,916
Less noncurrent portion	15,492	15,239

Current portion of accrued and other liabilities	$30,022	$28,677

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Balance at beginning of period	$5,370	$3,996
Amounts charged to costs and expenses	1,568	1,627
Costs incurred	(1,322)	(1,339)

Balance at end of period	$5,616	$4,284

Note 7: Long-Term Debt Our long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
	(In Thousands)
Working Capital Revolver Loan due 2012 (A)	$—	$—
Secured Term Loan (B)	71,250	72,188
Other, with a current weighted-average interest rate of 6.83%, most of which is secured by machinery, equipment and real estate	4,771	7,272

	76,021	79,460
Less current portion of long-term debt	4,773	4,935

Long-term debt due after one year	$71,248	$74,525

(A) Our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”) that provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. See Note 14 – Subsequent Events for discussion concerning an amendment to this credit facility.

As of March 31, 2012, the Working Capital Revolver Loan required ThermaClime to meet certain financial covenants, including an EBITDA requirement of greater than $25 million; a minimum fixed charge coverage ratio of not less than 1.10 to 1; and a maximum senior leverage coverage ratio of not greater than 4.50 to 1. These requirements were measured quarterly on a trailing twelve-month basis and as defined in the agreement. ThermaClime was in compliance with those covenants for the twelve-month period ended March 31, 2012. The Working Capital Revolver Loan also required all collections on accounts receivable be made through a bank account in the name of the lender or their agent.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt (continued)

(B) On March 29, 2011, ThermaClime and certain of its subsidiaries entered into an amended and restated term loan agreement (the “Amended Agreement”), which amended ThermaClime’s existing term loan agreement (the “Original Agreement”). Pursuant to the terms of the Amended Agreement, the maximum principal amount of ThermaClime’s term loan facility (the “Secured Term Loan”) was increased from $50 million to $60 million. On May 26, 2011, the principal amount of the Secured Term Loan was increased an additional $15 million to $75 million pursuant to the terms of the Amended Agreement. The Amended Agreement also extended the maturity of the Secured Term Loan from November 2, 2012, to March 29, 2016. For financial reporting purposes, this transaction was considered a non-substantial modification of the Original Agreement.

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate as detailed below:

	March 31, 2012
	Stated Interest Rate	Principal Balance
	(Dollars In Thousands)
Variable interest rate	3.47%	$47,500
Fixed interest rate	5.15%	23,750

Weighted-average interest rate	4.03%	$71,250

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $73 million at March 31, 2012. In addition, the Secured Term Loan is guaranteed by LSB.

The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At March 31, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $80 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2012.

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

A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014, however, this premium is eliminated thereafter.

March 2011 Transaction

On March 31, 2011, one of the holders of the 5.5% debentures (“2007 Debentures”) converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock. For financial reporting purposes, this transaction was considered an induced conversion.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies

Purchase and Sales Commitments - The following significant commitments include contracts entered into during the three months ended March 31, 2012:

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and our chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2012, our purchase commitments under these contracts were for approximately 1.5 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.38 per MMBtu ($5.2 million) and a weighted-average market value of $2.27 per MMBtu ($3.5 million). See Note 9 - Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at March 31, 2012.

At March 31, 2012, we had $3.0 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business relating to our expected inability to produce the necessary amount of product at the Pryor Facility as the result of the unplanned downtime discussed in Note 12-Segment Information.

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

We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to monitor certain discharge water outlets at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to asset retirement obligations has been established at March 31, 2012. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

1. Discharge Water Matters

The El Dorado Facility owned by our subsidiary, El Dorado Chemical Company (“EDC”), generates process wastewater, which includes cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review. EDC submitted comments to the ADEQ on the draft permit in December 2010.

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

In a separate matter, during January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC provided a response which states that the El Dorado Facility is in compliance with the permit, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits; that the El Dorado Facility expects to be able to maintain compliance, except for the occasional difficulty demonstrating consistent compliance with the more restrictive dissolved mineral permit limits, and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. At this time, we do not believe that the occasional noncompliance with the dissolved minerals permit limits will have a material adverse impact on EDC. In June 2011, EDC received an Administrative Complaint from the EPA reciting past violations of the 2004 NPDES permit that had not been addressed by previous ADEQ Consent Administrative Orders and seeking a penalty of $124,000 for alleged violations through December 31, 2010. In December 2011, EDC was notified by the EPA that the matter has been taken over by the United States Department of Justice (“DOJ”), the current Administrative Complaint will be withdrawn, and the EPA and DOJ will handle this as a joint enforcement matter. During the first quarter of 2012, this matter was settled by which EDC will pay $100,000 to settle the alleged violations occurring on or prior to December 31, 2010. The EPA has indicated that any violation that occurred after December 31, 2010, will be addressed at a later date. A liability of $124,000 has been established at March 31, 2012 relating to this matter, which includes the $100,000 discussed above.

The City of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. However, in November 2011, opponents of the pipeline filed a lawsuit against the City and the pipeline consultants for alleged violations of the Freedom of Information Act. We do not believe that this lawsuit will affect the City’s approval, or the City’s construction, of the pipeline. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits, EDC will participate in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $1.3 million has been capitalized as of March 31, 2012. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2012, in connection with this matter.

2. Air Matters

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the chemical production facility located in Baytown, Texas (the “Baytown Facility”) operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it were determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business may be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the first quarter of 2012, our Chemical Business provided to the EPA a proposed global settlement offer in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our ten affected nitric acid plants to achieve certain proposed emission rates. The proposal also offered to negotiate a modest civil penalty but did not provide an amount of any proposed civil penalty. Since the specific types of pollution controls necessary to meet the proposed emission rates at each plant have not been determined, the total capital cost to achieve the proposed emission rates has not been determined with any degree of accuracy; however, the total capital cost could be significant.

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at March 31, 2012, in connection with this matter. We are currently considering the DOJ’s response and anticipate that we will be responding in an allowable time frame.

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

(Unaudited)

Note 8: Commitments and Contingencies (continued)

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

In addition, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in their evaluation. Currently, it is unknown what damages the KDHE would claim, if any. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are not currently defined and the associated costs (or range of costs) are not reasonably estimable.

At March 31, 2012, our allocable portion of the total estimated liability related to the Hallowell Facility of $100,000 has been established in connection with this matter. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. During September 2011, this case was tried before the court in the United States District Court for the District of Kansas. We are awaiting the court’s decision in this matter. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at March 31, 2012 as a result of this matter.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At March 31, 2012, our accrued general liability insurance claims were $727,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we are issued carbon credits, which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer Material Science LLC (“Bayer”). The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 - Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At March 31, 2012, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These interest rate contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. The valuation inputs included the total contractual weighted-average pay rate of 3.25% and the total estimated market weighted-average receive rate of 0.93%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At March 31, 2012, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of prices ($1.00 to $3.50) per carbon credit obtained from brokers involved in this low volume market. At December 31, 2011, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($1.00 to $3.00) per carbon credit obtained from a broker involved in this low volume market, the sales price of a December 2011 transaction and an offer received from a potential customer. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound. At March 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through December 2012 at a weighted-average cost of $3.59 per pound. At December 31, 2011 and March 31, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2011 and March 31, 2012, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In April 2008, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.24% on $25 million and matured in April 2012. In September 2008, we acquired an interest rate swap at a cost basis of $0.4 million, which set a fixed three-month LIBOR rate of 3.595% on $25 million and matured in April 2012. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016.

These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. During the three months ended March 31, 2012 and 2011, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2011 and March 31, 2012, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. As a result, changes in the amounts of our unobservable valuation inputs (discussed above) would not result in a significant change in the fair value of the carbon credits and the associated contractual obligations and such changes would not impact net income. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

		Fair Value Measurements at March 31, 2012 Using
Description	Total Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2011
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$153	$153	$—	$—	$11
Carbon credits	42	—	—	42	42

Total	$195	$153	$—	$42	$53

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations – carbon credits	$42	$—	$—	$42	$42
Interest rate contracts	1,971	—	1,971	—	2,241

Total	$2,013	$—	$1,971	$42	$2,283

During the three months ended March 31, 2012 and 2011, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(In Thousands)
Beginning balance	$42	$644	$(42)	$(644)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gain (loss) included in earnings	—	40	—	(40)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(673)	—	—
Settlements	—	—	—	684

Ending balance	$42	$11	$(42)	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales – Commodities contracts	$142	$(151)
Cost of sales – Foreign exchange contracts	—	40
Other income – Carbon credits	—	40
Other expense – Contractual obligations relating to carbon credits	—	(40)
Interest expense – Interest rate contracts	(96)	(338)

	$46	$(449)

Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales – Commodities contracts	$142	$(82)
Cost of sales – Foreign exchange contracts	—	18
Interest expense – Interest rate contracts	270	52

	$412	$(12)

At March 31, 2012 and December 31, 2011, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Note 10: Income Taxes Provisions for income taxes are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Current:
Federal	$5,390	$9,148
State	1,075	2,546

Total Current	$6,465	$11,694

Deferred:
Federal	$1,171	$(36)
State	166	(1)

Total Deferred	1,337	(37)

Provisions for income taxes	$7,802	$11,657

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

For the three months ended March 31, 2012 and 2011, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three months ended March 31, 2012 and 2011, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

At December 31, 2011, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $8.0 million that begin expiring in 2013.

Our annual estimated effective tax rate for 2012 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items.

The tax provision for the three months ended March 31, 2012 and 2011 was $7.8 million (35% of pre-tax income) and $11.7 million (36% of pre-tax income), respectively.

We had approximately $0.7 million accrued for uncertain tax liabilities at March 31, 2012 and December 31, 2011, which is included in current and noncurrent accrued and other liabilities.

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

Note 11: Other Expense, Other Income and Non-Operating Other Income, net

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Other expense:
Total other expense (1)	$167	$62

Other income:
Settlements of litigation and potential litigation (2)	$—	$747
Miscellaneous income (1)	236	125

Total other income	$236	$872

Non-operating other income, net:
Interest income	$24	$24
Miscellaneous expense (1)	(19)	(17)

Total non-operating other income, net	$5	$7

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(2)	Amount relates primarily to settlements reached with certain vendors of our Chemical Business.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Net sales:
Climate Control	$62,758	$63,649
Chemical	124,205	111,431
Other	3,282	2,413

	$190,245	$177,493

Gross profit: (1)
Climate Control	$19,446	$21,486
Chemical (2)	23,998	31,468
Other	1,000	900

	$44,444	$53,854

Operating income: (3)
Climate Control	$5,838	$8,441
Chemical (2)	20,347	29,098
General corporate expenses and other business operations, net (4)	(3,103)	(3,502)

	23,082	34,037
Interest expense	(1,132)	(1,712)
Non-operating other income, net:
Climate Control	—	1
Corporate and other business operations	5	6
Provisions for income taxes	(7,802)	(11,657)
Equity in earnings of affiliate-Climate Control	171	285

Income from continuing operations	$14,324	$20,960

(1)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(2)	During January 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. In addition, during March 2012, the Pryor Facility experienced certain unplanned downtime in the ammonia and urea plants. The ammonia plant production was shut down for a portion of the month while the repairs were performed. The repairs to the urea plant are extensive resulting in the urea plant being shut down the entire month of March and is expected to continue to be down through most of the second quarter of 2012. As a result, the operating results of the Chemical Business for the first quarter of 2012 were negatively impacted by the downtime of the Pryor Facility.
(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information (continued)

(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Gross profit-Other	$1,000	$900
Selling, general and administrative:
Personnel costs	(2,082)	(1,610)
Professional fees	(1,404)	(1,142)
All other	(803)	(1,694)

Total selling, general and administrative	(4,289)	(4,446)
Other income	186	47
Other expense	—	(3)

Total general corporate expenses and other business operations, net	$(3,103)	$(3,502)

Information about our total assets by business segment is as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)
Climate Control	$123,694	$119,323
Chemical	227,128	214,246
Corporate assets and other	154,172	168,440

Total assets	$504,994	$502,009

Note 13: Related Party Transactions

Golsen Group

In January 2011, we paid interest of $137,500 (that was accrued at December 31, 2010) relating to $5,000,000 of the 2007 Debentures held by Jack E. Golsen (“Golsen”), our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, Steven J. Golsen, a Director and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”). In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. During the three months ended March 31, 2011, we incurred interest expense of $27,500 relating to $2,000,000 of the 2007 Debentures held by the Golsen Group.

In March 2012, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.

The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Related Party Transactions (continued)

Landmark Transaction

As approved by a special committee of our board of directors and pursuant to an agreement (the “Purchase Agreement”) entered into in September 2011, effective February 7, 2012, one of our subsidiaries, Prime Financial L.L.C. (“Prime”), purchased from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of approximately $2,500,000. The Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. Prime may exercise a put option during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be based on the original purchase price, plus a premium equal to a simple 10% annual return on the original purchase price beginning February 2012, subject to certain adjustments. The Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Also Landmark entered into a separate agreement (“GHP Use Agreement”) to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located. For financial reporting purposes, no value from the purchase price was allocated to the put options or the GHP Use Agreement primarily because the estimated market value of the Texas Real Estate exceeded the purchase price and a minimal value from the purchase price was allocated to the warrants primarily because Landmark’s common stock is lightly traded on the Over-the-Counter Bulletin Board with a minimal price per share (Landmark’s average closing price per share was approximately $0.11 over the twelve-month period ended February 7, 2012). The above described transaction is in addition to the previously reported transaction with Landmark whereby Prime purchased from a subsidiary of Landmark real estate located in Oklahoma City, Oklahoma during 2011.

Golsen and another individual previously formed a limited liability company (“LLC”), and each contributed $1,000,000 to the LLC. The LLC subsequently loaned Landmark approximately $2,000,000. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1,100,000, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the Purchase Agreement, until the expiration of the put option, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option. Further, Golsen has agreed under the Purchase Agreement that no portion of the purchase price shall be used by Landmark to repay any indebtedness owing to Golsen.

In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing and determining whether Prime should purchase the Texas Real Estate. The special committee believed, based on an analysis of a real estate consultant, that the price paid for the Texas Real Estate approximated the market value, and also believed that this property, when developed, has the potential to establish a model geothermal community.

Note 14: Subsequent Events

Amendment to Working Capital Revolver Loan - Since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at April 6, 2012 was 2.22% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of April 6, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Subsequent Events (continued)

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At March 31, 2012, the carrying value of the pledged assets was approximately $243 million.

The Working Capital Revolver Loan continues to require ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, but the maximum senior leverage coverage ratio of not greater than 4.50 to 1 and the EBITDA requirement of greater than $25 million financial covenants have been eliminated.

This requirement is to be measured on a fiscal year-end basis and as defined in the agreement. The Working Capital Revolver Loan continues to contain covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,

•	incur liens,

•	make restricted payments or loans to affiliates who are not Borrowers,

•	engage in mergers, consolidations or other forms of recapitalization, or

•	dispose assets.

However, pursuant to the Working Capital Revolver Loan amendment, such negative covenants were modified so as to provide the Borrowers with more flexibility in regards to such activities. Pursuant to certain agreements with the lender, all collections on accounts receivable are no longer made through a bank account in the name of the lender or their agent. As a result and compared to previous periods, we expect this change will reduce the amount of cash flow activity associated with the Working Capital Revolver Loan, which is also reported as cash flows from continuing financing activities.

Downtime at Pryor Facility - As discussed in Note 12-Segment Information, our Pryor Facility experienced unplanned downtime in the urea plant during the first quarter of 2012. The repair undertaken at the urea plant, which began on February 27, 2012, is not complete and is expected to continue through most of June 2012. As a result, the Pryor Facility has not produced urea ammonium nitrate since February 27, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our March 31, 2012 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Climate Control Business manufactures and sells a broad range of heating, ventilation and air conditioning (“HVAC”) products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first quarter of 2012, the Climate Control Business accounted for approximately 33% of our consolidated net sales.

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”) for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products. For the first quarter of 2012, the Chemical Business accounted for approximately 65% of our consolidated net sales.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Climate Control Business - Sales for the first quarter of 2012 were slightly lower than the same period in 2011, including a 4% decrease in geothermal and water source heat pump sales partially offset by a 6% increase in hydronic fan coil sales. Sales of other HVAC products were slightly above the same period in 2011. From a market sector perspective, the sales decline is due to a 9% decrease in residential product sales whereas sales of commercial/institutional products were basically flat. The decline in residential product sales reflects the continued softness in the residential construction and replacement markets. There were no significant changes in the other major product lines (custom air handlers and modular chillers) or major markets (education, healthcare, multi-family, hospitality, and retail) comprising our commercial/institutional sales. For the first quarter of 2012, order levels of both our commercial/institutional and residential products decreased as compared to the first quarter of 2011, although fluctuations that occur in a particular period are not necessarily indicative of a developing trend. The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) continues to indicate that in 2012, both the commercial/institutional and residential construction sectors we serve are expected to increase modestly over 2011 levels.

Chemical Business - Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first quarter of 2012, approximately 49% of our Chemical Business’ sales were into the agricultural fertilizer markets to customers that primarily purchase at spot market prices and not pursuant to contractual pricing arrangements. Our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current 2012 outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, acres planted or unfavorable weather conditions. Our Cherokee and Pryor Facilities produce anhydrous ammonia from natural gas and UAN from ammonia. During the first quarter of 2012, agricultural customer demand for ammonia and UAN was strong. Selling prices were generally higher while natural gas prices were generally lower compared to the same period in 2011. As a result, gross margins per ton increased for these two products. On the other hand, our El Dorado Facility produces agricultural grade AN from purchased ammonia and is currently at a cost disadvantage compared to competitive product produced from natural gas. Selling prices of agricultural grade AN increased over the same period in 2011 due to strong demand while purchased ammonia prices generally declined. However, agricultural grade AN gross margins per ton declined during the first quarter of 2012 as compared to the first quarter of 2011 due to selling certain quantities of inventory on hand at December 31, 2011 that was produced with higher purchased ammonia cost.

The remaining 51% of our Chemical Business’ sales were into industrial and mining markets of which approximately 55% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first quarter of 2012, our sales volumes to industrial customers increased 5%, while sales to mining customers decreased 3%, as compared to the same period in 2011. Sales dollars during the first quarter of 2012 increased 10% to industrial customers and sales dollars to mining customers were approximately the same as compared to the same period in 2011. The increased industrial sales were primarily due to increased industrial acid sales due, in part, to improved demand in the automotive sector. For the balance of 2012, we expect mining sales to be lower as compared to the same period in 2011 due to the higher coal supply and lower coal demand. The unseasonably warm weather in North America during the winter reduced domestic demand for coal. Coal demand is also being impacted due to certain utility companies switching from coal to lower priced natural gas for their feedstock. However, a significant percent of our mining sales are pursuant to a long term contract that allows for the recovery of the fixed cost of reserved capacity plus a profit which minimizes the effect of lower volumes shipped on our operating results.

Results for the First Quarter of 2012

Our consolidated net sales for the first quarter of 2012 were $190.2 million compared to $177.5 million for the same period in 2011. The sales increase of approximately $12.7 million relates primarily to our Chemical Business.

Our consolidated operating income was $23.1 million for the first quarter of 2012 compared to $34.0 million for the same period in 2011. The decrease in operating income of approximately $10.9 million included a decrease of approximately $8.7 million in our Chemical Business and a decrease of $2.6 million in our Climate Control Business. In addition, our general corporate expense and other business operations net expenses decreased $0.4 million.

Our resulting effective income tax rate for the first quarter of 2012 was approximately 35% compared to 36% for the same period in 2011.

Climate Control Business

Our Climate Control sales for the first quarter of 2012 were $62.8 million, or approximately $0.9 million below the same period in 2011, and included a $1.8 million decrease in geothermal and water source heat pump sales and a $0.7 million increase in hydronic fan coil sales. Other HVAC sales were slightly above the same period in 2011. From a market sector perspective, the net decrease included a $1.2 million decrease in residential product sales partially offset by a $0.3 million increase in commercial/institutional product sales. The overall decline can be attributed to the lower product order levels and reduced level of backlog. Generally, with the exception of orders for our custom air handlers which increased, orders for all other products declined.

Our Climate Control operating income for the first quarter of 2012 was $5.8 million, or $2.6 million lower than the same period of 2011 primarily the result of the overall lower sales volume and a decline in our overall gross profit percentage due, in part, to product mix, including a higher content of commercial products with lower gross margins than our residential products, higher raw material and component costs, and overhead absorption related to the lower sales volume.

We continue to follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Single-Family Residential

•	Education

•	Healthcare

•	Multi-Family Residential

•	Hospitality

•	Retail

•	Industrial

During the first quarter of 2012, approximately 79% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 21% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2012	2011	2012	2011	2012	2011
	(In Millions)
First Quarter	$62.9	$71.6	$62.8	$63.6	$47.4	$58.3
Second Quarter		$64.3		$77.2		$49.9
Third Quarter		$65.7		$71.8		$48.4
Fourth Quarter		$60.8		$69.0		$44.5

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For April 2012, our new orders received were approximately $20.1 million and our backlog was approximately $47.6 million at April 30, 2012.

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

Our Chemical Business sales for the first quarter of 2012 were $124.2 million, an increase of $12.8 million. Agricultural sales were $60.3 million compared to $51.1 million for the same period in 2011; industrial acids and other products sales were $40.4 million compared to $36.8 million for the same period of 2011 and mining products sales were $23.5 million for both periods.

The Chemical Business operating income for the first quarter of 2012 was $20.3 million or approximately $8.7 million lower than the same period of 2011 as a result of the planned and unplanned downtime at our Pryor Facility as discussed below under “Downtime at Pryor Facility – First Quarter of 2012” partially offset by increases in the agricultural and industrial sales volumes and margins in the rest of our business.

The percentage change in sales (volume and dollars) for the first quarter of 2012 compared to the first quarter of 2011 is as follows:

	Percentage Change of
	Tons		Dollars
Chemical products:
Agricultural	5%		18%
Industrial acids and other	5%		10%
Mining	(3	) %	—%
Total weighted-average change	4%		12%

The net increase in agricultural tons and dollars includes increased tons of agricultural grade AN and ammonia and a decrease in UAN volumes and dollars due to the planned and unplanned downtime at our Pryor Facility, as noted above. Our Chemical Business experienced higher selling prices for all of our agricultural nitrogen fertilizers, which resulted in the higher increases in sales dollars than in tons shipped.

The increase in industrial acids and other sales was due to increased demand from several of our largest industrial customers.

Mining sales were approximately the same in both tons and dollars. However, demand in 2012 has fallen due to a warmer than normal winter in North America which reduced demand for coal, resulting in excess coal inventories. Also with lower natural gas prices, certain utility companies switched feedstock from coal to natural gas. However, a significant percent of our mining product capacity is reserved pursuant to a multi-year contract with a customer that allows for the recovery of fixed costs of the reserved production capacity plus a profit, irrespective of the quantity sold. As such, the impact to 2012 operating income is minimized.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations, which we generally purchase at prices in effect at the time of delivery. During the first quarter of 2012, the average prices for those commodities compared to the same period of 2011 were as follows:

	2012	2011
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$2.46	$4.16

Ammonia average price based upon low Tampa price per metric ton	$449	$512

At March 31, 2012, our Chemical Business had firm purchase commitments to purchase approximately 1.5 million MMBtu of natural gas through October 2012 at a weighted-average cost of $3.38 per MMBtu and a weighted-average market value of $2.27 per MMBtu (approximately 0.8 million MMBtu relate to the second quarter of 2012 at a weighted-average cost of $3.34 per MMBtu and a weighted-average market value of $2.10 per MMBtu).

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the market price in effect at the time of sale or at a negotiated future price.

Downtime at Pryor Facility – First Quarter of 2012

The permitted production level of ammonia at the Pryor Facility is 700 tons per day (“TPD”), but due to production limitations caused by restrictions in the flow of process gas through heat exchangers and other mechanical restrictions, the ammonia plant was unable to sustain production above 500 TPD during 2011. Therefore beginning on January 3, 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. The plant was gradually brought back into production on February 3, 2012 at a production rate of approximately 600 TPD.

However during March 2012, the Pryor Facility experienced certain unplanned downtime in the ammonia and urea plants. The ammonia plant experienced areas of excess heat in areas of a high temperature, large diameter pipe. As a precautionary measure, the ammonia plant production was shut down for approximately 8 days while the repairs were performed and resumed production of ammonia after the repairs were completed. However, the repair undertaken at the urea plant, which began on February 27, 2012, is not complete. As a result, the Pryor Facility has not produced UAN since February 27, 2012. The repair period is expected to extend through most of June 2012 because we have determined that the damaged portion of the urea reactor, which is the reactor’s stainless steel liner, is non-repairable and the liner has to be replaced.

For the first quarter of 2012, the cumulative impact for the planned and unplanned downtime was approximately $13.1 million including lost absorption and gross profit of $8.0 million, embedded losses on outstanding firm sales commitments of $3.0 million, and maintenance and repair costs of $2.1 million.

Subsequent to March 31, 2012, and until the urea plant is back in production, the downtime is estimated to result in approximately $0.9 million per week less operating income than if the urea plant was in production. In April 2012, a notice of an insurance claim for business interruption and property damage has been filed but the amount has not been determined. Based on our initial analysis, we believe the insurance claim will substantially exceed our deductible. A recovery, if any, from our insurance coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	March 31, 2012	December 31, 2011
	(Dollars In Millions)
Cash and cash equivalents	$113.3	$124.9
Short-term investments (1)	10.0	10.0

	$123.3	$134.9

Long-term debt:
Secured Term Loan	$71.3	$72.2
Other	4.7	7.3

Total long-term debt, including current portion	$76.0	$79.5

Total stockholders’ equity	$308.1	$293.3

(1)	These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At March 31, 2012, our cash, cash equivalents and short-term investments totaled $123.3 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2012, we expect our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions.

As discussed below under “Loan Agreements-Terms and Conditions,” the term loan facility (the “Secured Term Loan”) requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At March 31, 2012, the weighted-average interest rate was approximately 4.03%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

As discussed below under “Loan Agreements-Terms and Conditions”, since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”), and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. As of April 6, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49 million based on eligible collateral less outstanding letters of credit.

The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Loan Agreements - Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe our working capital is adequate to fund operations for the near term.

In 2009, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2012 unless we decide to file a new Form S-3 covering the same securities, which is subject to a review by the SEC. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2008-2010 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. Currently, we are under examination by the IRS and certain state tax authorities for the tax years 2007-2010.

Subject to examination by taxing authorities, we believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $664,000 accrued for uncertain tax liabilities at March 31, 2012.

Capital Expenditures

Capital Expenditures-First Quarter of 2012

Cash used for capital expenditures during the first quarter of 2012 was $15.6 million, including $1.0 million for the benefit of our Climate Control Business and $12.1 million for the benefit of our Chemical Business. The Chemical Business capital expenditures also included approximately $1.2 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded from working capital.

Committed and Planned Capital Expenditures-Remainder of 2012

At March 31, 2012, we had committed capital expenditures of approximately $16.5 million for the remainder of 2012. The committed expenditures included $14.6 million for the benefit of our Chemical Business, including approximately $1.2 million associated with environmental laws, regulations and guidelines (including the wastewater pipeline discussed below). In addition, our committed expenditures included $1.3 million for the benefit of our Climate Control Business and approximately $0.6 million for general corporate facility upgrades. We plan to fund these expenditures from working capital.

In addition to committed capital expenditures at March 31, 2012, we had additional planned capital expenditures for the remainder of 2012 of $32.1 million, of which $19.4 million is for the benefit of our Chemical Business and $12.1 million is for the benefit of our Climate Control Business.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, most of these expenditures will likely be funded from working capital and internal cash flows. In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for the remainder of 2012.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. During April 2011, certain companies, including our subsidiary, El Dorado Chemical Company (“EDC”), and the City of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose of its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $1.3 million has been capitalized as of March 31, 2012. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

Information Request from EPA

The United States Environmental Protection Agency (“EPA”) has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it were determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility.

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business may be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the first quarter of 2012, our Chemical Business provided to the EPA a proposed global settlement offer in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our ten affected nitric acid plants to achieve certain proposed emission rates. The proposal also offered to negotiate a modest civil penalty but did not provide an amount of any proposed civil penalty. Since the specific types of pollution controls necessary to meet the proposed emission rates at each plant have not been determined, the total capital cost to achieve the proposed emission rates has not been determined with any degree of accuracy; however, the total capital cost could be significant.

The United States Department of Justice (“DOJ”), on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at March 31, 2012, in connection with this matter. We are currently considering the DOJ’s response and anticipate that we will be responding in an allowable time frame.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of March 31, 2012, we utilized $0.8 million of §48C tax credits and we anticipate utilizing approximately $0.4 million and $2.4 million of these tax credits to partially offset our federal income tax liability for 2011 and 2012, respectively.

Estimated Plant Turnaround Costs – Remainder of 2012

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during the remainder of 2012, we estimate that we will incur approximately $8.0 million to $9.0 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $1.2 million in the first quarter of 2012 in connection with environmental regulatory issues. For the remainder of 2012, we expect to incur expenses ranging from $2.5 million to $3.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly-owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Working Capital Revolver Loan, as amended, and the Secured Term Loan agreements. Under the terms of these agreements, ThermaClime cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for the following (so long as no default or event of default has occurred, is continuing or would result therefrom in certain cases):

•	loans to LSB entered into subsequent to April 4, 2012, provided the aggregate amount of such loans do not exceed $5.0 million at any time outstanding;

•	amounts not to exceed $7.5 million annually under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;

•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under certain services agreement;

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB; and

•

an amount not to exceed fifty percent (50%) of ThermaClime’s consolidated net income during each fiscal year determined in accordance with generally accepted accounting principles plus income taxes paid to LSB during such fiscal year within the previous bullet above, provided that certain other conditions are met.

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

During the first quarter of 2012, dividends totaling $300,000 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our board of directors, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000 and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements - Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2012.

Loan Agreements - Terms and Conditions

Amendment to Working Capital Revolver Loan – Since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at April 6, 2012 was 2.22% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of April 6, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $49 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At March 31, 2012, the carrying value of the pledged assets was approximately $243 million.

The Working Capital Revolver Loan continues to require ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, but the maximum senior leverage coverage ratio of not greater than 4.50 to 1 and the EBITDA requirement of greater than $25 million financial covenants have been eliminated.

This requirement is to be measured on a fiscal year-end basis and as defined in the agreement. The Working Capital Revolver Loan continues to contain covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,

•	incur liens,

•	make restricted payments or loans to affiliates who are not Borrowers,

•	engage in mergers, consolidations or other forms of recapitalization, or

•	dispose assets.

However, pursuant to the Working Capital Revolver Loan amendment, such negative covenants were modified so as to provide the Borrowers with more flexibility in regards to such activities. Pursuant to certain agreements with the lender, all collections on accounts receivable are no longer made through a bank account in the name of the lender or their agent. As a result and compared to previous periods, we expect this change will reduce the amount of cash flow activity associated with the Working Capital Revolver Loan, which is also reported as cash flows from continuing financing activities.

Secured Term Loan – At March 31, 2012, the Secured Term Loan’s outstanding balance was $71.3 million. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At March 31, 2012, the stated interest rate on the Secured Term Loan includes a variable interest rate of approximately 3.47% on the principal amount of $47.5 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $23.8 million. At March 31, 2012, the resulting weighted-average interest rate was approximately 4.03%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $73 million at March 31, 2012.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At March 31, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $80 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of March 31, 2012 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 5.0 to 1 and the leverage ratio was 0.8 to 1.

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014, however, this premium is eliminated thereafter.

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

Related Party Transactions

Golsen Group

See discussion above under “Liquidity and Capital Resources-Dividends”.

Landmark Transaction

As approved by a special committee of our board of directors and pursuant to an agreement (the “Purchase Agreement”) entered into in September 2011, effective February 7, 2012, one of our subsidiaries, Prime Financial L.L.C. (“Prime”), purchased from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of approximately $2,500,000. The Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. Prime may exercise a put option during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be based on the original purchase price, plus a premium equal to a simple 10% annual return on the original purchase price beginning February 2012, subject to certain adjustments. The Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Also Landmark entered into a separate agreement (“GHP Use Agreement”) to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located. For financial reporting purposes, no value from the purchase price was allocated to the put options or the GHP Use Agreement primarily because the estimated market value of the Texas Real Estate exceeded the purchase price and a minimal value from the purchase price was allocated to the warrants primarily because Landmark’s common stock is lightly traded on the Over-the-Counter Bulletin Board with a minimal price per share (Landmark’s average closing price per share was approximately $0.11 over the twelve-month period ended February 7, 2012). The above described transaction is in addition to the previously reported transaction with Landmark whereby Prime purchased from a subsidiary of Landmark real estate located in Oklahoma City, Oklahoma during 2011.

Jack E. Golsen (“Golsen”) and another individual previously formed a limited liability company (“LLC”), and each contributed $1,000,000 to the LLC. The LLC subsequently loaned Landmark approximately $2,000,000. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1,100,000, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the Purchase Agreement, until the expiration of the put option, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option. Further, Golsen has agreed under the Purchase Agreement that no portion of the purchase price shall be used by Landmark to repay any indebtedness owing to Golsen.

In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our board of directors appointed a special committee for the purpose of reviewing and determining whether Prime should purchase the Texas Real Estate. The special committee believed, based on an analysis of a real estate consultant, that the price paid for the Texas Real Estate approximated the market value, and also believed that this property, when developed, has the potential to establish a model geothermal community.

Results of Operations

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$40,773	$42,571	$(1,798)	(4.2)%
Hydronic fan coils	11,746	11,089	657	5.9%
Other HVAC products	10,239	9,989	250	2.5%

Total Climate Control	$62,758	$63,649	$(891)	(1.4)%

Gross profit – Climate Control	$19,446	$21,486	$(2,040)	(9.5)%

Gross profit percentage – Climate Control (1)	31.0%	33.8%	(2.8)%

Operating income – Climate Control	$5,838	$8,441	$(2,603)	(30.8)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 9% decline in sales of our residential products, primarily due to the softness in the single-family residential construction market. Sales of our commercial/institutional products also declined by 2% due to the lower beginning backlog and order levels. During the first quarter of 2012, we continued to maintain a market share leadership position of approximately 40%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•

Net sales of our hydronic fan coils increased primarily due to a 14% increase in the average unit sales price related to product mix partially offset by a 9% decrease in the number of units sold. During the first quarter of 2012, we continued to have a market share leadership position of approximately 28% based on preliminary market data supplied by the AHRI;

•	Net sales of our other HVAC products in the first quarter of 2012 were slightly above the same period in 2011.

Gross Profit – Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage decline of 2.8% was primarily due to product mix, including a higher content of commercial products with lower gross margins than our residential products, higher raw material and component costs, and overhead absorption related to the lower sales volume.

Operating Income – Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended March 31,

	2012	2011	Change		Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$60,336	$51,101	$9,235		18.1%
Industrial acids and other chemical products	40,370	36,843	3,527		9.6%
Mining products	23,499	23,487	12		—%

Total Chemical	$124,205	$111,431	$12,774		11.5%

Gross profit – Chemical	$23,998	$31,468	$(7,470)		(23.7)%

Gross profit percentage – Chemical (1)	19.3%	28.2%	(8.9	) %

Operating income – Chemical	$20,347	$29,098	$(8,751)		(30.1)%

(1)	As a percentage of net sales

Net Sales - Chemical

Our Chemical Business reported an 11.5% sales increase for the first quarter of 2012 as a result of the following:

•

Agricultural products sales - Agricultural products sales increased $9.2 million, or 18%, primarily due to increased sales volumes and selling prices for agricultural grade AN and ammonia, partially offset by lower sales of UAN. The increase in agricultural grade AN and ammonia sales was driven by an increase in market demand for crop nutrients, strong grain commodity prices, and an early start to the spring fertilizer application season due to seasonally warm temperatures. Despite strong customer demand, our UAN sales decreased due to lower volumes at our Pryor Facility as a result of the planned and unplanned downtime.

•	Industrial acids and other chemical products sales - Industrial acids and other products sales increased $3.5 million, or 10%, primarily due to improved economic conditions in our customers’ markets.

•

Mining products sales - Mining products sales were approximately the same while volumes decreased. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agrees to purchase, and we agree to reserve certain minimum volumes. The customer took less than the minimum quantity of product as defined in the contract. Pursuant to the terms of the contract, the customer was invoiced for both product taken and for the reserved plant production capacity that was not utilized.

Gross Profit - Chemical

The decrease in gross profit of $7.5 million includes the cumulative impact of $13.1 million from the planned and unplanned downtime at our Pryor Facility as discussed above under “Downtime at Pryor Facility – First Quarter of 2012”, partially offset by improved agricultural UAN margins through our Cherokee Facility due to increased selling prices and lower natural gas input costs.

Operating Income - Chemical

In addition to the decrease in gross profit of $7.5 million discussed above, our Chemical Business’ operating income included other income of $0.7 associated with litigation settlements in the first quarter of 2011.

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

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales – Other	$3,282	$2,413	$869	36.0%

Gross profit – Other	$1,000	$900	$100	11.1%

Gross profit percentage – Other (1)	30.5%	37.3%	(6.8)%

General corporate expense and other business operations, net	$(3,103)	$(3,502)	$399	(11.4)%

(1)	As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the first quarter of 2012 was $7.8 million compared to $11.7 million for the first quarter of 2011. The resulting effective tax rate for the first quarter of 2012 was 35% compared to 36% for the same period in 2011.

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

For the first quarter of 2012, net cash provided by continuing operating activities was $11.1 million primarily as the result of net income of $14.3 million plus an adjustment of $5.1 million for depreciation and amortization and $3.0 million for losses on firm sales commitments partially offset by net cash used by the following significant changes in assets and liabilities:

Inventories increased $9.1 million including:

•	an increase of $5.0 million relating to the Chemical Business primarily relating to higher levels of inventory on hand in anticipation of higher demand associated with the spring fertilizer season and

•

an increase of $4.3 million relating to the Climate Control Business due primarily to higher levels of inventory on hand in anticipation of higher product sales in the second quarter and, to a lesser extent, rising commodity and component prices during the first quarter.

The change in prepaid and accrued income taxes of $1.7 million primarily relates to the recognition of higher income taxes for the first quarter of 2012 partially offset by payments made to the taxing authorities.

Other supplies and prepaid items decreased $1.2 million including:

•	a decrease of $1.7 million due primarily to a lower volume on hand of precious metal used by the Chemical Business,

•	a decrease of $1.7 million of prepaid insurance as the result of recognizing the related insurance expenses for the first quarter of 2012 partially offset by

•	an increase of $1.2 million of supplies relating to the Chemical Business due, in part, to expanding our spare parts inventory.

Accounts payable decreased $5.6 million including:

•	a decrease of $6.7 million in the Chemical Business primarily as the result of lower costs of certain raw material purchases partially offset by

•

an increase of $1.1 million in the Climate Control Business due primarily to increased levels of inventory on hand in anticipation of higher future product sales as discussed above partially offset by timing of invoice payments.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first quarter of 2012 was $15.6 million that consisted primarily of capital expenditures of which $1.0 million and $12.1 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $7.0 million that primarily consisted of payments on long-term debt, loans and short-term financing.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2011 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first quarter of 2012, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of March 31, 2012 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2012, we have agreed to indemnify the sureties for payments, up to $12.9 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2011 Form 10-K, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	wastewater pipeline project,

•	operating leases,

•	firm purchase commitments and futures/forward contracts,

•	contractual obligations – carbon credits

•	accrued contractual manufacturing and profit sharing obligations, and

•	other contractual obligations.

As discussed under “Liquidity and Capital Resources”, ThermaClime and its subsidiaries and the lender entered into an amendment to the Working Capital Revolver Loan that continues to provide for advances up to $50 million subject to the amount of our eligible collateral and outstanding letters of credit. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions.

As discussed below under “Forward Sales Commitments Risk” of Item 3, we recognized an embedded loss of $3.0 million associated with sales commitments with firm sales prices in our Chemical Business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2012, we had $3.0 million of embedded losses associated with sales commitments with firm sales prices in our Chemical Business relating to our expected inability to produce the necessary amount of product at the Pryor Facility as the result of the unplanned downtime discussed above under “Overview” in the MD&A.

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

At March 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through December 2012 at a weighted-average cost of $3.59 per pound ($2.2 million) and a weighted-average market value of $3.84 per pound ($2.4 million), which contracts are generally accounted for on a mark-to-market basis.

Periodically, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2012, our purchase commitments under these contracts were for approximately 1.5 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.38 per MMBtu ($5.2 million) and a weighted-average market value of $2.27 per MMBtu ($3.5 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2012, we had an interest rate swap, which set a fixed three-month LIBOR rate of 3.24% on $25 million and matured in April 2012. Also, we had an interest rate swap, which set a fixed three-month LIBOR rate of 3.595% on $25 million and matured in April 2012. In addition, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At March 31, 2012, the fair value of these contracts (unrealized loss) was $2.0 million.

As of March 31, 2012 and December 31, 2011, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	the U.S. economy is poised for modest growth;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience low to moderate sales growth in the short-term;

•	the repair period of the urea plant within the Pryor Facility is expected to extend through most of June 2012;

•	the weekly cost of the downtime of the urea plant within the Pryor Facility;

•	our primary cash needs will be for working capital to fund our operations, capital expenditures, and general obligations for the remainder of 2012;

•	funding our cash needs from internally generated cash flows and cash on hand for the remainder of 2012;

•	internally generated cash flows and liquidity could be affected by declines in sales volume;

•

we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility;

•	most of the approved planned capital expenditures will likely be funded from working capital and internal cash flows;

•	expenses in connection with environmental regulatory issues for the remainder of 2012;

•	accounting estimates and assumptions utilized as of March 31, 2012 could change in the near term;

•	our insurance bonds to expire or be renewed in 2012;

•	the amount of committed and planned capital expenditures for the remainder of 2012;

•	the amount and timing of Turnarounds for the remainder of 2012;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2011 and 2012;

•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;

•	meeting all required covenant tests for all the remaining quarters of 2012; and

•	costs relating to environmental and health laws and enforcement policies thereunder.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, the American Reinvestment and Recovery act, or interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to pay or secure additional financing for planned capital expenditures or financing obligations coming due in the near term,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	changes in production rates at the Pryor Facility,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory settlement with the EPA and/or DOJ,

•	claims by customers as a result of downtime of production at our Pryor Facility,

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2011 Form 10-K and “Risk Factors” of Item 1A of Part II of this Form 10-Q.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2011 Form 10-K, except as follows:

As previously disclosed, during January 2010, EDC received an Administrative Order from the EPA noting certain violations of the 2004 NPDES permit and requesting EDC to demonstrate compliance with the permit or provide a plan and schedule for returning to compliance. EDC provided a response which states that the El Dorado Facility is in compliance with the permit, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits; that the El Dorado Facility expects to be able to maintain compliance, except for the occasional difficulty demonstrating consistent compliance with the more restrictive dissolved mineral permit limits, and that a majority of the alleged violations were resolved through a consent administrative order with the ADEQ. In June 2011, EDC received an Administrative Complaint from the EPA reciting past violations of the 2004 NPDES permit that had not been addressed by previous ADEQ Consent Administrative Orders and seeking a penalty of $124,000 for alleged violations through December 31, 2010. In December 2011, EDC was notified by the EPA that the matter has been taken over by the United States Department of Justice (“DOJ”), the current Administrative Complaint will be withdrawn, and the EPA and DOJ will handle this as a joint enforcement matter. During the first quarter of 2012, this matter was settled by which EDC will pay $100,000 to settle the alleged violations occurring on or prior to December 31, 2010. The EPA has indicated that any violation that occurred after December 31, 2010, will be addressed at a later date.

As previously disclosed, the EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it were determined that the equipment at any of our chemical facilities has not met the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business may be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the first quarter of 2012, our Chemical Business provided to the EPA a proposed global settlement offer in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our ten affected nitric acid plants to achieve certain proposed emission rates. The proposal also offered to negotiate a modest civil penalty but did not provide an amount of any proposed civil penalty. Since the specific types of pollution controls necessary to meet the proposed emission rates at each plant have not been determined, the total capital cost to achieve the proposed emission rates has not been determined with any degree of accuracy; however, the total capital cost could be significant.

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. We are currently considering the DOJ’s response and anticipate that we will be responding in an allowable time frame.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2011 Form 10-K, except as follows:

“Our previously idled Pryor Facility has a limited operating history and has experienced substantial downtime in 2011 and the first four months of 2012.

During the fourth quarter of 2010, our Pryor Facility, which had previously been idle for a number of years, reached sustained production of anhydrous ammonia. Subsequently, the Pryor Facility reached sustained production of UAN. However, the Pryor Facility has experienced substantial downtime in 2011 and the first four months of 2012 due to unplanned and planned maintenance and repairs to correct equipment and operational issues. Repairs of the urea plant at the Pryor Facility are not expected to be completed until late June 2012. Our ability to operate the Pryor Facility at consistent production levels for extended periods is unknown due to this facility’s limited operating history and equipment reliability issues.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2012, we issued 2,720 shares of common stock upon the holders’ conversion of 68 shares of our noncumulative redeemable preferred stock (“Noncumulative Preferred”). Pursuant to the terms of the Noncumulative Preferred, the conversion rate was 40 shares of common stock for each share of Noncumulative Preferred. The common stock was issued pursuant to the exemption from the registration of securities afforded by Section 3(a)(9) of the Securities Act. No commissions or other remuneration was paid for this issuance. We did not receive any proceeds upon the conversion of the Noncumulative Preferred.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2012, the Company and affiliated purchasers, as defined, purchased its Noncumulative Preferred as shown in the following table:

Period	(a) Total number of shares of preferred stock acquired (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2012 - January 31, 2012	—	$—	—
February 1, 2012 - February 29, 2012	—	$—	—
March 1, 2012 - March 31, 2012	393	$100.00	393

Total	393	$100.00	393	—

(1)	As previously reported, on March 14, 2012 (the “Redemption Date”), LSB completed the redemption of all of its Noncumulative Preferred, par value $100 per share. The redemption price was $100.00 per share or $50.00 for a fractional one-half share of the Noncumulative Preferred. A total of 393 shares of Noncumulative Preferred were redeemed for an aggregate redemption price of approximately $39,300. As of the Redemption Date, all rights of holders of the Noncumulative Preferred terminated, except the right to receive the Redemption Price. As of March 31, 2012, no shares of Noncumulative Preferred remain outstanding.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 4, 2012, by and among LSB Industries, Inc., Consolidated Industries Corp., ThermaClime, L.L.C.. and each of its subsidiaries that are Signatories, the Lenders signatory thereto and Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the Lenders, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed April 9, 2012.

4.2	Amendment Number Two to the Amended and Restated Term Loan Agreement, dated as of April 4, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 9, 2012.

4.3	Redemption Notice for Convertible Noncumulative Preferred Stock, dated February 21, 2012, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 27, 2012.

10.1	Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed February 16, 2012.

10.2	Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed February 16, 2012.

10.3	Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.4	Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of May 2012.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer