Form 10-Q
period 2012-06-30
LSB INDUSTRIES INC
filed 2012-08-08
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s voting common stock, as of July 31, 2012 was 22,359,068 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2012 is unaudited)

	June 30, 2012	December 31, 2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$138,699	$124,929
Restricted cash	239	31
Short-term investments	10,006	10,005
Accounts receivable, net	97,375	87,351
Inventories:
Finished goods	24,868	29,009
Work in progress	4,931	4,855
Raw materials	28,023	25,642

Total inventories	57,822	59,506
Supplies, prepaid items and other:
Prepaid insurance	2,963	5,953
Precious metals	15,453	17,777
Supplies	8,533	7,513
Fair value of derivatives and other	42	53
Prepaid income taxes	1,619	8,679
Other	2,379	2,034

Total supplies, prepaid items and other	30,989	42,009
Deferred income taxes	3,505	4,275

Total current assets	338,635	328,106

Property, plant and equipment, net	179,009	164,547

Other assets:
Investment in affiliate	2,396	2,910
Goodwill	1,724	1,724
Other, net	6,332	4,722

Total other assets	10,452	9,356

	$528,096	$502,009

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2012 is unaudited)

	June 30, 2012	December 31, 2011
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$51,002	$57,891
Short-term financing	2,270	5,646
Accrued and other liabilities	25,407	28,677
Current portion of long-term debt	4,764	4,935

Total current liabilities	83,443	97,149

Long-term debt	70,051	74,525

Noncurrent accrued and other liabilities	16,310	15,239

Deferred income taxes	23,595	21,826

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,679,530 shares issued (26,638,285 at December 31, 2011)	2,668	2,664
Capital in excess of par value	163,479	162,092
Retained earnings	193,924	153,888

	363,071	321,644

Less treasury stock at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	334,697	293,270

	$528,096	$502,009

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six and Three Months Ended June 30, 2012 and 2011

	Six Months		Three Months
	2012	2011	2012	2011
	(In Thousands, Except Per Share Amounts)
Net sales	$399,520	$413,112	$209,275	$235,619
Cost of sales	289,341	287,172	143,540	163,533

Gross profit	110,179	125,940	65,735	72,086

Selling, general and administrative expense	44,277	43,102	22,886	22,517
Provisions for losses on accounts receivable	123	121	83	79
Other expense	722	2,383	555	2,321
Other income	(348)	(1,977)	(112)	(1,105)

Operating income	65,405	82,311	42,323	48,274

Interest expense	2,311	3,580	1,179	1,868
Losses on extinguishment of debt	—	136	—	136
Non-operating other expense (income), net	(272)	(5)	(267)	2

Income from continuing operations before provisions for income taxes and equity in earnings and losses of affiliate	63,366	78,600	41,411	46,268

Provisions for income taxes	23,253	29,149	15,451	17,492
Equity in losses (earnings) of affiliate	(341)	(207)	(170)	78

Income from continuing operations	40,454	49,658	26,130	28,698

Net loss from discontinued operations	118	110	97	53

Net income	40,336	49,548	26,033	28,645

Dividends on preferred stocks	300	305	—	—

Net income applicable to common stock	$40,036	$49,243	$26,033	$28,645

Weighted-average common shares:
Basic	22,332	21,657	22,341	22,133

Diluted	23,516	23,485	23,509	23,526

Income per common share:
Basic	$1.79	$2.27	$1.17	$1.29

Diluted	$1.72	$2.12	$1.11	$1.22

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2012

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2011	26,638	$3,000	$2,664	$162,092	$153,888	$(28,374)	$293,270
Net income					40,336		40,336
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				829			829
Exercise of stock options	39		4	329			333
Excess income tax benefit associated with stock-based compensation				223			223
Conversion of redeemable preferred stock to common stock	3			6			6

Balance at June 30, 2012	26,680	$3,000	$2,668	$163,479	$193,924	$(28,374)	$334,697

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing operating activities
Net income	$40,336	$49,548
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	118	110
Deferred income taxes	2,539	1,566
Loss on extinguishment of debt	—	136
Expense associated with modification of secured term loan	—	387
Expense associated with induced conversion of 5.5% convertible debentures	—	558
Net gain on carbon credits	—	(94)
Losses on sales and disposals of property and equipment	551	895
Depreciation of property, plant and equipment	10,079	9,184
Amortization	170	267
Stock-based compensation	829	519
Provisions for losses on accounts receivable	123	121
Provisions for losses on inventory	44	279
Equity in earnings of affiliate	(341)	(207)
Distributions received from affiliate	855	825
Changes in fair value of commodities contracts	208	52
Changes in fair value of interest rate contracts	(226)	240
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	2,305	(27,549)
Inventories	1,262	226
Other supplies, prepaid items and other	3,087	(1,256)
Accounts payable	(10,476)	(1,356)
Accrued payroll and benefits	(935)	(835)
Accrued and prepaid income taxes	7,375	1,791
Accrued contractual profit-sharing obligation	(1,451)	1,637
Deferred revenue on product sales	17	1,472
Customer deposits	(3,162)	1,399
Other current and noncurrent liabilities	3,215	1,248

Net cash provided by continuing operating activities	56,522	41,163

Cash flows from continuing investing activities
Capital expenditures	(32,455)	(14,556)
Proceeds from sales of property and equipment	203	31
Proceeds from short-term investments	10,022	10,012
Purchase of short-term investments	(10,021)	(9)
Deposits of restricted cash	(208)	(52)
Proceeds from sales of carbon credits	—	1,665
Payments on contractual obligations — carbon credits	(180)	(1,573)
Other assets	(221)	(914)

Net cash used by continuing investing activities	(32,860)	(5,396)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Six Months Ended June 30, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$209,238	$329,797
Payments on revolving debt facility	(209,238)	(329,797)
Proceeds from modification of secured term loan, net of fees	—	10,347
Proceeds from secured term loan, net of fees	—	14,766
Payments associated with induced conversion of 5.5% convertible debentures	—	(558)
Payments on other long-term debt	(4,645)	(10,484)
Payments on loans secured by cash value of life insurance policies	(1,918)	—
Payments of debt issuance costs	(88)	(108)
Payments on short-term financing	(3,376)	(2,284)
Proceeds from exercise of stock options	333	940
Excess income tax benefit associated with stock-based compensation	223	1,109
Acquisition of redeemable preferred stock	(39)	—
Dividends paid on preferred stocks	(300)	(305)

Net cash provided (used) by continuing financing activities	(9,810)	13,423

Cash flows of discontinued operations:
Operating cash flows	(82)	(138)

Net increase in cash and cash equivalents	13,770	49,052

Cash and cash equivalents at beginning of period	124,929	66,946

Cash and cash equivalents at end of period	$138,699	$115,998

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$13,057	$24,619

Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$10,364	$—
Other assets and accounts payable associated with property, plant and equipment	$9,418	$5,662
Debt issuance costs incurred associated with secured term loan	$—	$835
Debt issuance costs written off associated with 5.5% debentures	$—	$328
Accrued liabilities extinguished associated with 5.5% debentures	$—	$336
5.5% debentures converted to common stock	$—	$24,400

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2012 and for the six and three-month periods ended June 30, 2012 and 2011 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements — In 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) clarifying how to measure and disclose fair value. The requirements under this ASU became effective for us on January 1, 2012 and were applied prospectively. See Note 9 — Derivatives, Hedges, Financial Instruments and Carbon Credits.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income	$40,336	$49,548	$26,033	$28,645
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—
Dividends on Noncumulative Preferred	—	(5)	—	—

Total dividends on preferred stocks	(300)	(305)	—	—

Numerator for basic net income per common share — net income applicable to common stock	40,036	49,243	26,033	28,645
Dividends on preferred stocks assumed to be converted, if dilutive	300	305	—	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	—	290	—	25

Numerator for diluted net income per common share	$40,336	$49,838	$26,033	$28,670

Denominator:
Denominator for basic net income per common share — weighted-average shares	22,332,303	21,656,508	22,340,826	22,133,217
Effective of dilutive securities:
Convertible preferred stocks	917,346	935,626	916,666	935,626
Stock options	266,776	359,158	251,838	362,634
Convertible notes payable	—	534,146	—	95,000

Dilutive potential common shares	1,184,122	1,828,930	1,168,504	1,393,260

Denominator for diluted net income per common share — adjusted weighted-average shares and assumed conversions	23,516,425	23,485,438	23,509,330	23,526,477

Basic net income per common share	$1.79	$2.27	$1.17	$1.29

Diluted net income per common share	$1.72	$2.12	$1.11	$1.22

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Stock options	254,000	—	254,000	—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Trade receivables	$83,774	$87,303
Insurance claims	13,799	—
Other	799	1,003

	98,372	88,306
Allowance for doubtful accounts	(997)	(955)

	$97,375	$87,351

Note 4: Inventories At June 30, 2012 and December 31, 2011, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,737,000 and $1,767,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $16,000 at December 31, 2011 (none at June 30, 2012).

Changes in our inventory reserves are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Balance at beginning of period	$1,783	$1,793	$1,705	$1,775
Provisions for losses	44	279	39	294
Write-offs and disposals	(90)	(84)	(7)	(81)

Balance at end of period	$1,737	$1,988	$1,737	$1,988

The provision for (realization of) losses is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Deferred revenue on extended warranty contracts	$6,814	$6,461
Accrued payroll and benefits	6,332	7,267
Accrued warranty costs	6,078	5,370
Accrued death benefits	4,213	4,017
Accrued group health and workers’ compensation insurance claims	2,791	2,535
Accrued contractual manufacturing obligations	2,291	1,613
Fair value of derivatives and other	2,267	2,283
Accrued executive benefits	1,370	1,262
Customer deposits	1,343	4,505
Accrued commissions	1,327	1,016
Accrued contractual profit-sharing obligation	27	1,478
Other	6,864	6,109

	41,717	43,916
Less noncurrent portion	16,310	15,239

Current portion of accrued and other liabilities	$25,407	$28,677

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(In Thousands)
Balance at beginning of period	$5,370	$3,996	$5,616	$4,284
Amounts charged to costs and expenses	3,344	3,234	1,776	1,607
Costs incurred	(2,636)	(2,632)	(1,314)	(1,293)

Balance at end of period	$6,078	$4,598	$6,078	$4,598

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt Our long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Secured Term Loan (B)	70,313	72,188
Other, with a current weighted-average interest rate of 6.84%, most of which is secured by machinery, equipment and real estate	4,502	7,272

	74,815	79,460
Less current portion of long-term debt	4,764	4,935

Long-term debt due after one year	$70,051	$74,525

(A)	Since the $50 million revolving credit facility (the “Working Capital Revolver Loan”) was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at June 30, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of June 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.6 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”), but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of El Dorado Chemical Company (“EDC”). In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At June 30, 2012, the carrying value of the pledged assets was approximately $262 million.

The Working Capital Revolver Loan continues to require ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1 measured on an annual basis, but the maximum senior leverage coverage ratio of not greater than 4.50 to 1 and the EBITDA requirement of greater than $25 million financial covenants have been eliminated. This requirement is to be measured on a fiscal year-end basis and as defined in the agreement. The Working Capital Revolver Loan continues to contain covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

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

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate as detailed below:

	June 30, 2012
	Stated Interest Rate	Principal Balance
	(Dollars in Thousands)
Variable interest rate	3.47%	$46,875
Fixed interest rate	5.15%	23,438

Weighted-average interest rate	4.03%	$70,313

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $68 million at June 30, 2012. In addition, the Secured Term Loan is guaranteed by LSB.

The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At June 30, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $76 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2012.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies

Purchase and Sales Commitments — The following significant commitments include contracts entered into during the six months ended June 30, 2012:

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and our chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2012, our purchase commitments under these contracts were for approximately 0.7 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.42 per MMBtu ($2.5 million) and a weighted-average market value of $2.82 per MMBtu ($2.0 million). See Note 9 — Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at June 30, 2012.

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

We will recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to asset retirement obligations has been established at June 30, 2012. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

1. Discharge Water Matters

The El Dorado Facility owned by our subsidiary, EDC, generates process wastewater, which includes cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”), which permit is generally required to be renewed every five years. The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal, which contains more restrictive ammonia limits, was issued by the ADEQ for EDC’s review. EDC submitted comments to the ADEQ on the draft permit in December 2010.

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

The City of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. However, in November 2011, opponents of the pipeline filed a lawsuit against the City and the pipeline consultants for alleged violations of the Freedom of Information Act. We do not believe that this lawsuit will affect the City’s approval, or the City’s construction, of the pipeline. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits, EDC will participate in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $1.3 million has been capitalized as of June 30, 2012. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2012, in connection with this matter.

2. Air Matters

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the chemical production facility located in Baytown, Texas (the “Baytown Facility”) operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it were determined that the equipment at any of our chemical facilities does not meet, or has not met, the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

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

The United States Department of Justice (“DOJ”), on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at June 30, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter.

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

The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, on a nonbinding basis and within certain other limitations, to pay and has been paying one-half of the costs of the interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

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

At June 30, 2012, our allocable portion of the total estimated liability related to the Hallowell Facility of $208,000 has been established in connection with this matter. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The Jayhawk Group seeks damages up to $12 million based on the additional number of common shares it allegedly would have received on conversion of all of its Series 2 Preferred through the February 2007 tender offer, plus punitive damages. In May 2008, the General Counsel for the Jayhawk Group offered to settle its claims against us and Golsen in return for a payment of $100,000, representing the approximate legal fees it had incurred investigating the claims at that time. Through counsel, we verbally agreed to the settlement offer and confirmed the agreement by e-mail. Afterward, the Jayhawk Group’s General Counsel purported to withdraw the settlement offer, and asserted that Jayhawk is not bound by any settlement agreement. We contend that the settlement agreement is binding on the Jayhawk Group. During September 2011, this case was tried before the court in the United States District Court for the District of Kansas. We are awaiting the court’s decision in this matter. Our insurer, Chartis, a subsidiary of AIG, has agreed to defend this lawsuit on our behalf and to indemnify under a reservation of rights to deny liability under certain conditions. We have incurred expenses associated with this matter up to our insurance deductible of $250,000, and our insurer is paying defense costs in excess of our deductible in this matter. Although our insurer is defending this matter under a reservation of rights, we are not currently aware of any material issue in this case that would result in our insurer denying coverage. Therefore, no liability has been established at June 30, 2012 as a result of this matter.

Pryor Chemical Company

A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”) has filed lawsuits against certain vendors of PCC related to work performed at the Pryor Facility. The claims allege certain damages resulting from improperly performed work by the vendors and for lost profits and other costs as the result of downtime at the Pryor Facility. The total amount for damages and lost profits claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from litigation or settlement of these claims is a gain contingency and will be recognized if, and when, realized or realizable and earned.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At June 30, 2012, our accrued general liability insurance claims were $755,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2012, the valuations of contracts classified as Level 2 related to a foreign exchange contract and an interest rate swap contract. For foreign exchange and interest rate swap contracts, we utilize valuation software and market data from a third-party provider. For foreign exchange contracts, these contracts are valued using the foreign currency exchange rate pursuant to the terms of the contracts and using market information for foreign currency exchange rates. At June 30, 2012, the valuation inputs included the contractual weighted-average exchange rate (U.S. Dollar/Euro) of approximately 1.27 and the estimated market weighted-average exchange rate of approximately 1.27. For interest rate contracts, these contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At June 30, 2012, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.71%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At June 30, 2012, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of prices ($1.00 to $4.00) per carbon credit obtained from brokers involved in this low volume market and an offer from a potential customer. At December 31, 2011, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($1.00 to $3.00) per carbon credit obtained from a broker involved in this low volume market, the sales price of a December 2011 transaction and an offer received from a potential customer. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound. At June 30, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through December 2012 at a weighted-average cost of $3.83 per pound. At December 31, 2011 and June 30, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2011, we did not have any foreign exchange contracts. At June 30, 2012, our foreign exchange contract was for the receipt of approximately 344,000 Euros through August 2012 at the contractual weighted-average exchange rate (U.S. Dollar/Euro) of approximately 1.27. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In April 2008, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.24% on $25 million and matured in April 2012. In September 2008, we acquired an interest rate swap at a cost basis of $0.4 million, which set a fixed three-month LIBOR rate of 3.595% on $25 million and matured in April 2012. These contracts were free-standing derivatives and were accounted for on a mark-to-market basis.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis.

During the six months ended June 30, 2012 and 2011, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2011 and June 30, 2012, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. As a result, changes in the amounts of our unobservable valuation inputs (discussed above) would not result in a significant change in the fair value of the carbon credits and the associated contractual obligations and such changes would not impact net income. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012 Using
Description	Total Fair Value At June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2011
	(In Thousands)
Assets — Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$11
Carbon credits	42	—	—	42	42

Total	$42	$—	$—	$42	$53

Liabilities — Current and noncurrent accrued and other liabilities:
Commodities	$208	$208	$—	$—	$—
Foreign exchange contracts	2	—	2	—	—
Contractual obligations — carbon credits	42	—	—	42	42
Interest rate contracts	2,015	—	2,015	—	2,241

Total	$2,267	$208	$2,017	$42	$2,283

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

During the six months ended June 30, 2012 and 2011, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In Thousands)
Beginning balance	$42	$644	$(42)	$(644)	$42	$11	$(42)	$—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	—	1,030	—	(936)	—	990	—	(896)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	(1,665)	—	—	—	(992)	—	—
Settlements	—	—	—	1,573	—	—	—	889

Ending balance	$42	$9	$(42)	$(7)	$42	$9	$(42)	$(7)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales — Commodities contracts	$(72)	$(194)	$(214)	$(43)
Cost of sales — Foreign exchange contracts	(8)	46	(8)	6
Other income — Carbon credits	—	1,030	—	990
Other expenses — Contractual obligations relating to carbon credits	—	(936)	—	(896)
Interest expense — Interest rate contracts	(329)	(1,026)	(233)	(688)

	$(409)	$(1,080)	$(455)	$(631)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales — Commodities contracts	$(208)	$(52)	$(209)	$(20)
Cost of sales — Foreign exchange contracts	(2)	—	(2)	—
Other income — Carbon credits	—	9	—	9
Other expenses — Contractual obligations relating to carbon credits	—	(7)	—	(7)
Interest expense — Interest rate contracts	226	(240)	(44)	(292)

	$16	$(290)	$(255)	$(310)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At June 30, 2012 and December 31, 2011, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Note 10: Income Taxes Provisions for income taxes are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Current:
Federal	$17,441	$21,914	$12,051	$12,766
State	3,273	5,669	2,198	3,123

Total Current	20,714	27,583	14,249	15,889

Deferred:
Federal	2,220	1,378	1,049	1,414
State	319	188	153	189

Total Deferred	2,539	1,566	1,202	1,603

Provisions for income taxes	$23,253	$29,149	$15,451	$17,492

For the six and three months ended June 30, 2012 and 2011, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the six and three months ended June 30, 2012 and 2011, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

At December 31, 2011, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $8.0 million that begin expiring in 2013.

Our annual estimated effective tax rate for 2012 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items.

The tax provision for the six months ended June 30, 2012 and 2011 was $23.3 million (36% of pre-tax income) and $29.1 million (37% of pre-tax income), respectively.

We had approximately $1.0 million and $0.7 million accrued for uncertain tax liabilities at June 30, 2012 and December 31, 2011, respectively, which are included in current and noncurrent accrued and other liabilities.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Property and Business Interruption Insurance Claims Beginning on February 27, 2012, the Pryor Facility experienced unplanned downtime in the urea plant due to a damaged stainless steel liner within the urea reactor. As a result, the Pryor Facility was unable to produce urea ammonium nitrate (“UAN”) through the end of the second quarter of 2012. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carrier but the total amount has not been determined. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since for accounting purposes it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% concentrated nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. Due to extensive damages, the DSN plant is not being repaired but is being replaced with a new 65% concentrated nitric acid plant and a separate nitric acid concentration plant. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through June 30, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred. In addition, a recovery for certain lost profits, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned. As of June 30, 2012, the balance of the insurance claim receivable relating to this event was $13.5 million. In general, if a recovery from our insurance coverage exceeds the balance of the insurance claim receivable, a gain will be recognized when realized or realizable and earned.

Note 12: Other Expense, Other Income and Non-Operating Other Income (Expense), net

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$551	$895	$536	$914
Losses on contractual obligations associated with carbon credits	—	936	—	896
Miscellaneous expense (1)	171	552	19	511

Total other expense	$722	$2,383	$555	$2,321

Other income:
Gains on carbon credits	$—	$1,030	$—	$990
Settlements of litigation and potential litigation (2)	—	757	—	10
Miscellaneous income (1)	348	190	112	105

Total other income	$348	$1,977	$112	$1,105

Non-operating other income (expense), net:
Interest income	$48	$41	$24	$17
Miscellaneous income (1)	263	—	263	—
Miscellaneous expense (1)	(39)	(36)	(20)	(19)

Total non-operating other income (expense), net	$272	$5	$267	$(2)

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(2)	Amount relates primarily to settlements reached with certain vendors of our Chemical Business.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(In Thousands)
Net sales:
Climate Control	$130,304	$140,824	$67,546	$77,175
Chemical (1)	262,339	267,051	138,134	155,620
Other	6,877	5,237	3,595	2,824

	$399,520	$413,112	$209,275	$235,619

Gross profit: (2)
Climate Control	$40,435	$44,881	$20,989	$23,395
Chemical (1)	67,498	79,112	43,500	47,644
Other	2,246	1,947	1,246	1,047

	$110,179	$125,940	$65,735	$72,086

Operating income: (3)
Climate Control	$13,151	$17,619	$7,313	$9,178
Chemical (1)	59,494	71,818	39,147	42,720
General corporate expenses and other business operations, net (4)	(7,240)	(7,126)	(4,137)	(3,624)

	65,405	82,311	42,323	48,274
Interest expense	(2,311)	(3,580)	(1,179)	(1,868)
Losses on extinguishment of debt	—	(136)	—	(136)
Non-operating other income (expense), net:
Climate Control	—	1	—	—
Chemical	—	1	—	1
Corporate and other business operations	272	3	267	(3)
Provisions for income taxes	(23,253)	(29,149)	(15,451)	(17,492)
Equity in earnings (losses) of affiliate-Climate Control	341	207	170	(78)

Income from continuing operations	$40,454	$49,658	$26,130	$28,698

(1)	During January 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. In addition, the Pryor Facility experienced certain unplanned downtime in the ammonia and urea plants. The ammonia plant production was shut down for a portion of March 2012 while the repairs were performed. The repairs to the urea plant were extensive resulting in the urea plant being shut down from late February 2012 through June 2012. As a result, the Pryor Facility was unable to produce UAN during this timeframe. See additional discussion in Note 15 — Subsequent Event. On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Therefore, the El Dorado Facility had only limited production of certain products during the remainder of the second quarter of 2012. As a result, the operating results of the Chemical Business for the six and three months ended June 30, 2012 were negatively impacted by the downtime of the Pryor and El Dorado Facilities. For the six and three months ended June 30, 2011, the Chemical Business recognized an insurance recovery of $8.6 million relating to a business interruption claim, which was recorded as a reduction to cost of sales.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information (continued)

(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.
(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
		(In Thousands)
Gross profit-Other	$2,246	$1,947	$1,246	$1,047
Selling, general and administrative:
Personnel costs	(5,530)	(4,151)	(3,448)	(2,541)
Professional fees	(2,369)	(2,089)	(965)	(947)
All other	(1,782)	(2,511)	(979)	(817)

Total selling, general and administrative	(9,681)	(8,751)	(5,392)	(4,305)

Other income	195	76	9	29
Other expense	—	(398)	—	(395)

Total general corporate expenses and other business operations, net	$(7,240)	$(7,126)	$(4,137)	$(3,624)

Information about our total assets by business segment is as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)
Climate Control	$122,750	$119,323
Chemical	231,257	214,246
Corporate assets and other	174,089	168,440

Total assets	$528,096	$502,009

Note 14: Related Party Transactions

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

(Unaudited)

Note 14: Related Party Transactions (continued)

In March 2012, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.

The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, and are owned by the Golsen Group.

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

As approved by a special committee of our board of directors and pursuant to an agreement (the “Second Purchase Agreement”) entered into in September 2011, effective February 7, 2012, Prime purchased from Landmark certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of approximately $2,500,000. The Second Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. Prime may exercise a put option during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be based on the original purchase price, plus a premium equal to a simple 10% annual return on the original purchase price beginning as of the closing of the Second Purchase Agreement, subject to certain adjustments. The Second Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Also Landmark entered into a separate agreement (“GHP Use Agreement”) to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located. For financial reporting purposes, no value from the purchase price was allocated to the put options or the GHP Use Agreement primarily because the estimated market value of the Texas Real Estate exceeded the purchase price and a minimal value from the purchase price was allocated to the warrants primarily because Landmark’s common stock is lightly traded on the Over-the-Counter Bulletin Board with a minimal price per share (Landmark’s average closing price per share was approximately $0.11 over the twelve-month period ended February 7, 2012).

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15: Subsequent Event

As discussed in Note 13 — Segment Information, the urea plant at the Pryor Facility was shut down in late February 2012 for extensive repairs and the replacement of the urea reactor’s stainless steel liner. In July, this project was completed and the facility began limited UAN production.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our June 30, 2012 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Climate Control Business manufactures and sells a broad range of heating, ventilation and air conditioning (“HVAC”) products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first half of 2012, the Climate Control Business accounted for approximately 32% of our consolidated net sales.

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”) for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products. For the first half of 2012, the Chemical Business accounted for approximately 66% of our consolidated net sales.

For the second quarter of 2012, the Chemical Business’ sales volume and operating income were adversely affected by the unplanned downtime events as summarized below. Also see additional discussion concerning these events and concerning our property and business interruption insurance coverage described below under “Downtime at Pryor and El Dorado Facilities-2012”.

•

We believe the Pryor Facility lost approximately 70,000 tons of UAN sales due to the downtime of its urea reactor. The impact of the lost UAN production was offset in part by the continued production and sales of anhydrous ammonia, primarily into its agricultural markets. We believe the adverse impact to the Chemical Business’ operating income, including lost absorption and gross profit margins, was an estimated $10 million during the quarter due to the unplanned downtime. The urea reactor was returned to service in July 2012.

•

The El Dorado Facility lost all nitric and sulfuric acid production on May 15, 2012 when a reactor in its 98% concentrated nitric acid plant (“DSN plant”) exploded, damaging the other three regular concentration nitric acid plants and the sulfuric acid plant. Without acid production for the remainder of the quarter, all production at the El Dorado Facility was lower than would otherwise have been expected resulting in lost absorption and gross profit margins. We believe the adverse impact to the Chemical Business’ operating income was an estimated $7 million during the quarter due to the event. Currently, two of the three regular concentration nitric acid plants are back in production and the third plant is expected to be back in production before the end of August. The sulfuric acid plant is expected to restart by the end of 2012. Due to the extensive damage, the DSN plant is not being repaired but will be replaced with a new 65% concentrated nitric acid plant. We also plan to install a separate nitric acid concentration plant for the production of higher concentrations of nitric acid. The project to construct these new plants is currently expected to take at least two years to complete. Also see discussion below under “Capital Expenditures” and “Aggregate Contractual Obligations” of this Item 2.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider market fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Climate Control Business — Sales for the first half of 2012 were 7% lower than the same period in 2011, including a 9% decrease in geothermal and water source heat pump sales and an overall 4% decrease in hydronic fan coil and other HVAC sales. From a market sector perspective, the sales decline is due to a 14% decrease in residential product sales and a 6% decrease in sales of commercial/institutional products although we did experience a slight increase in sales of our custom air handlers. The decline in product sales generally reflects the continued softness in the markets we serve. For the first half of 2012, order levels of both our commercial/institutional and residential products decreased as compared to the same period of 2011 (2% and 15%, respectively), although fluctuations that occur in a particular period are not necessarily indicative of a developing trend. The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that in 2012, the commercial/institutional construction sector we serve is expected to decrease modestly over 2011 levels and the single-family residential construction sector is expected to increase.

Chemical Business — Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first half of 2012, approximately 55% of sales were into agricultural markets to customers that purchase at spot market and/or future market prices. During the first half of 2012, our sales volumes to agricultural customers decreased 6% while sales dollars increased 8% compared to the same period in 2011. Excluding the impact on sales volume from the planned and unplanned downtime at our Pryor and El Dorado Facilities, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current 2012 outlook according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, point to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, acres planted or unfavorable weather conditions. We produce anhydrous ammonia from natural gas and UAN from ammonia. Agricultural customer demand for ammonia and UAN was strong during the first half of 2012. Selling prices were generally higher while natural gas prices were generally lower compared to the same period in 2011. As a result, gross margins per ton increased for these two products. We produce agricultural grade AN from purchased ammonia and we are currently at a cost disadvantage compared to nitrogen fertilizers directly produced from natural gas.

The remaining 45% of our Chemical Business’ sales were into industrial and mining markets of which approximately 55% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first half of 2012, our sales volumes to industrial customers decreased 6% and sales volumes to mining customers decreased 23%, as compared to the same period in 2011. Sales dollars during the first half of 2012 decreased 4% to industrial customers and sales dollars to mining customers decreased 24% as compared to the same period in 2011. The decreased industrial sales were primarily due to the unplanned downtime at our El Dorado Facility as discussed below under “Downtime at Pryor and El Dorado Facilities – 2012.” Mining sales were lower due to higher coal supply and lower coal demand due to the unseasonably warm winter in North America, the low cost of natural gas as an alternative feedstock for utility companies and the unplanned downtime at our El Dorado Facility. Customers of our Chemical Business that are subject to contractual obligations with the El Dorado Facility have been notified of this force majeure event pursuant to the terms of our contracts.

Results for the Second Quarter of 2012

Our consolidated net sales for the second quarter of 2012 were $209.3 million compared to $235.6 million for the same period in 2011. The sales decrease of $26.3 million includes $9.6 million relating to our Climate Control Business and $17.5 million relating to our Chemical Business.

Our consolidated operating income was $42.3 million for the second quarter of 2012 compared to $48.3 million for the same period in 2011. The decrease in operating income of $6.0 million includes $1.9 million in our Climate Control Business and $3.6 million in our Chemical Business.

Our resulting effective income tax rate for the second quarter of 2012 was approximately 37% compared to 38% for the same period in 2011.

Climate Control Business

Our Climate Control sales for the second quarter of 2012 were $67.5 million, or $9.6 million below the same period in 2011, and includes a $6.5 million decrease in geothermal and water source heat pump sales, a $1.9 million decrease in hydronic fan coil sales, and a $1.2 million decrease in other HVAC sales. From a market sector perspective, the net decrease includes a $7.1 million decrease in commercial/institutional sales and a $2.5 million decrease in residential product sales. Generally, the overall decline can be attributed to the lower beginning backlog entering the second quarter as a result of a lower order intake during the first quarter of 2012 compared to the same period in 2011. Orders for our custom air handlers and hydronic fan coils increased while orders for our heat pumps and modular chillers declined.

Our Climate Control operating income for the second quarter of 2012 was $7.3 million, or $1.9 million lower than the same period of 2011 primarily the result of the overall lower sales volume partially offset by an increase in our overall gross profit percentage due, in part, to lower costs for certain raw materials.

We continue to follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Healthcare

•	Hospitality

•	Retail

•	Public

During the second quarter of 2012, approximately 84% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 16% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2012	2011	2012	2011	2012	2011
	(In Millions)
First Quarter	$62.9	$71.6	$62.8	$63.6	$47.4	$58.3
Second Quarter	$66.8	$64.3	$67.5	$77.2	$50.2	$49.9
Third Quarter		$65.7		$71.8		$48.4
Fourth Quarter		$60.8		$69.0		$44.5

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For July 2012, our new orders received were approximately $20.8 million and our backlog was approximately $50.3 million at July 31, 2012.

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

We expect the Climate Control Business to experience low to moderate sales growth in the short-term compared to the first half of 2012. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement application, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to increase our sales and marketing efforts for all of our Climate Control products in an effort to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for the second quarter of 2012 were $138.1 million, a decrease of $17.5 million compared to the same period in 2011, which includes a $6.6 million decrease in industrial acids and other products sales and a $12.6 million decrease in mining products sales partially offset by a $1.7 million increase in agricultural products sales.

The percentage change in sales (volume and dollars) for the second quarter of 2012 compared to the second quarter of 2011 is as follows:

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(14)%	2%
Industrial acids and other	(17)%	(15)%
Mining	(41)%	(43)%
Total weighted-average change	(18)%	(11)%

The net decrease in agricultural tons includes a decrease in UAN volumes due to the unplanned downtime at our Pryor Facility partially offset by the increased tons of agricultural grade AN and ammonia. Despite the net lower tons shipped, our sales dollars increased slightly due primarily to the impact of product mix change from UAN to agricultural grade AN and ammonia.

The decrease in industrial acids and other sales in tons and dollars was primarily due to the unplanned downtime at our El Dorado Facility.

The decrease in mining sales in tons and dollars was primarily due to the unplanned downtime at our El Dorado Facility and to the reduction in customer demand due, in part, to a warmer than normal winter in North America which reduced demand for coal, resulting in excess coal inventories. Also with lower natural gas prices, certain utility companies switched feedstock from coal to natural gas.

The Chemical Business’ operating income for the second quarter of 2012 was $39.1 million or approximately $3.6 million lower than the same period of 2011. The second quarter of 2011 included an insurance recovery of $8.6 million recorded as a reduction to cost of sales. Excluding the insurance recovery in the 2011 second quarter, the Chemical Business’ operating income increased $5.0 million. This increase was primarily due to improved agricultural sales margins primarily as the result of strong customer demand, higher sales prices and lower natural gas feedstock costs but was adversely impacted by the unplanned downtime at our Pryor and El Dorado Facilities as discussed below under “Downtime at Pryor and El Dorado Facilities — 2012.”

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. During the second quarter of 2012, the average prices for those commodities compared to the same period of 2011 were as follows:

	2012	2011
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$2.27	$4.35

Ammonia average price based upon low Tampa price per metric ton	$564	$562

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

We believe the El Dorado Facility’s nitric acid production will decline from prior periods by approximately 20%, during the next 30 months while awaiting the construction of the new 65% concentrated nitric acid plant. The lower production will result in lower sales volumes at the El Dorado Facility; however, we believe the lost profit margins at this facility will be covered by our business interruption insurance as discussed below under “Downtime at Pryor and El Dorado Facilities — 2012”.

In May 2012, we received permits to operate the two smaller ammonia plants at the Pryor Facility. We expect those plants to be in production by the end of 2012.

Downtime at Pryor and El Dorado Facilities — 2012

Pryor Facility — Due to production limitations, the primary ammonia plant was unable to sustain production above 500 tons per day (“TPD”) during 2011. Therefore beginning on January 3, 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. The plant was gradually brought back into production on February 3, 2012.

However during March 2012, the Pryor Facility experienced certain unplanned downtime in the ammonia and urea plants. The ammonia plant production was shut down for approximately 8 days while the repairs were performed and resumed production and sales of ammonia after the repairs were completed. Excluding the impact of the unplanned downtime, we believe the total ammonia production for the remainder of 2012 to be approximately 75% of our planned production rate of 600 TPD. The lower production rate will reduce our available sales of ammonia. We believe the primary production problem is due to the ammonia converter that we plan to replace with an upgraded design in early 2013, which expenditure will be funded from our working capital. In addition, the repair undertaken at the urea plant, which began on February 27, 2012, was more extensive than initially anticipated and required the replacement of the urea reactor’s stainless steel liner. As a result, the Pryor Facility did not produce UAN from February 27, 2012 until July 2012. The capital expenditures incurred associated with this event was approximately $1.2 million.

For the first half of 2012, we believe the cumulative adverse impact to operating income due to the planned and unplanned downtime at the Pryor Facility was an estimated $24 million (of which $10 million related to the second quarter of 2012) including lost absorption and gross profit of $18 million, losses incurred on firm sales commitments of $3 million, and maintenance and repair costs of $3 million.

A notice of insurance claims for property damage and business interruption has been filed with the insurance carrier but the total amount has not been determined. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since for accounting purposes it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

El Dorado Facility — On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Due to the extensive damage, the DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, is not being repaired but will be replaced with a new 65% concentrated nitric acid plant and a nitric acid concentration plant. The engineering and design process has begun on the new nitric acid plant. The project to construct these new plants is currently expected to take at least two years to complete (also see discussion under “Capital Expenditures” and “Aggregate Contractual Obligations” of this Item 2). Of the three other remaining nitric acid plants, which produce approximately 80% of the nitric acid at the facility in various concentrations from 56% to 65%, one was restarted in June, another nitric acid plant was restarted in July and the remaining nitric acid plant is expected to restart before the end of August. The sulfuric acid plant also sustained significant damage and is expected to restart before the end of 2012. The high and low density AN prill plants are fully operational but with limited capacity due to the limited nitric acid feedstock available while the existing nitric acid plants are brought back into service.

We believe the cumulative adverse impact to operating income for the unplanned downtime at the El Dorado Facility was approximately $7 million (all of which related to the second quarter of 2012) including lost absorption and gross profit margins.

A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through June 30, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred. In addition, a recovery for certain lost profits, if any, from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned. As of June 30, 2012, the balance of the insurance claim receivable relating to this event was $13.5 million. In general, if a recovery from our insurance coverage exceeds the balance of the insurance claim receivable, a gain will be recognized when realized or realizable and earned.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	June 30, 2012	December 31, 2011
	(In Millions)
Cash and cash equivalents	$138.7	$124.9
Short-term investments (1)	10.0	10.0

	$148.7	$134.9

Long-term debt:
Secured Term Loan	$70.3	$72.2
Other	4.5	7.3

Total long-term debt, including current portion	$74.8	$79.5

Total stockholders’ equity	$334.7	$293.3

(1)	These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At June 30, 2012, our cash, cash equivalents and short-term investments totaled $148.7 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2012, we expect our primary cash needs will be for working capital to fund our operations, certain capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions. In addition, for the remainder of 2012, we expect cash needs to fund expenditures associated with the repair and/or replacement of damaged plants and infrastructure within the El Dorado Facility. We expect to fund these expenditures primarily from insurance proceeds; however, our cash flows and liquidity could be affected by the timing of these insurance proceeds.

As discussed below under “Loan Agreements-Terms and Conditions,” the term loan facility (the “Secured Term Loan”) requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At June 30, 2012, the weighted-average interest rate was approximately 4.03%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

As discussed below under “Loan Agreements-Terms and Conditions”, since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. As of June 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.6 million based on eligible collateral less outstanding letters of credit.

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

In 2009, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2012 unless we decide to file a new Form S-3 covering the same securities, which new Form S-3 would be subject to a review by the SEC. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2008-2010 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. Currently, we are under examination by the IRS and certain state tax authorities for the tax years 2007-2010.

Subject to examination by taxing authorities, we believe that we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility. We had approximately $1.0 million accrued for uncertain tax liabilities at June 30, 2012.

Capital Expenditures

Capital Expenditures-First Half of 2012

Cash used for capital expenditures during the first half of 2012 was $32.5 million, including $2.0 million for the benefit of our Climate Control Business and $27.8 million for the benefit of our Chemical Business. The Chemical Business capital expenditures also included approximately $2.3 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded from working capital.

Committed and Planned Capital Expenditures-Remainder of 2012

At June 30, 2012, we had committed capital expenditures of approximately $22.6 million for the remainder of 2012. The committed expenditures included $19.2 million for the benefit of our Chemical Business. In addition, our committed expenditures included $3.1 million for the benefit of our Climate Control Business and the remainder for general corporate facility upgrades. We plan to fund these expenditures from working capital.

In addition to committed capital expenditures at June 30, 2012, we had additional planned capital expenditures for the remainder of 2012 of $31.3 million, of which $26.8 million is for the benefit of our Chemical Business (including $11.9 million consisting primarily of down payments on equipment associated with the new 65% concentrated nitric acid plant), $4.2 million is for the benefit of our Climate Control Business and the remainder for general corporate facility upgrades. The total planned capital expenditures for the new 65% concentrated nitric acid plant and a nitric acid concentration plant over the next two to the three years is expected to exceed $100 million, which we expect to fund most, if not all, from insurance proceeds.

The planned capital expenditures are subject to economic conditions and approval by senior management. If these capital expenditures are approved, we believe most of these expenditures will likely be funded from working capital, internal cash flows and insurance proceeds. The committed and planned capital expenditures include $2.7 million associated with environmental laws, regulations and guidelines (including the wastewater pipeline discussed below). In addition, see discussion below under “Wastewater Pipeline” relating to expenditures associated with the participation of the construction of a wastewater pipeline. Also see discussion below under “Information Request from EPA” that may require additional capital improvement to certain emission equipment not currently included in our committed or planned capital expenditures for the remainder of 2012.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. During April 2011, certain companies, including our subsidiary, El Dorado Chemical Company (“EDC”), and the City of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose of its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $1.3 million has been capitalized as of June 30, 2012. The City plans to complete the construction of the pipeline by mid-2014. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

Information Request from EPA

The United States Environmental Protection Agency (“EPA”) has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it were determined that the equipment at any of our chemical facilities does not meet or, has not met, the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.” We believe this technology is already employed at the Baytown Facility.

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

The United States Department of Justice (“DOJ”), on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at June 30, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of June 30, 2012, we utilized $0.8 million of §48C tax credits and we anticipate utilizing approximately $0.4 million and $0.6 million of these tax credits to partially offset our federal income tax liability for 2011 and 2012, respectively.

Estimated Plant Turnaround Costs — Remainder of 2012

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during the remainder of 2012, we estimate that we will incur approximately $3.0 million to $4.0 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $2.3 million in the first half of 2012 in connection with environmental regulatory issues. For the remainder of 2012, we expect to incur expenses ranging from $1.5 million to $2.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Loan Agreements — Terms and Conditions

Amendment to Working Capital Revolver Loan — Since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at June 30, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of June 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.6 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At June 30, 2012, the carrying value of the pledged assets was approximately $262 million.

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

Secured Term Loan — At June 30, 2012, the Secured Term Loan’s outstanding balance was $70.3 million. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At June 30, 2012, the stated interest rate on the Secured Term Loan includes a variable interest rate of 3.47% on the principal amount of $46.9 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $23.4 million. At June 30, 2012, the resulting weighted-average interest rate was approximately 4.03%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $68 million at June 30, 2012.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At June 30, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $76 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of June 30, 2012 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 1.70 to 1 and the leverage ratio was .73 to 1.

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

Landmark Transactions

As previously reported and as approved by a special committee of our board of directors and pursuant to an agreement (the “Purchase Agreement”) entered into in September 2011, effective February 7, 2012, one of our subsidiaries, Prime Financial L.L.C. (“Prime”), purchased from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of approximately $2,500,000. The Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. Prime may exercise a put option during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be based on the original purchase price, plus a premium equal to a simple 10% annual return on the original purchase price beginning February 2012, subject to certain adjustments. The Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Also Landmark entered into a separate agreement (“GHP Use Agreement”) to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located. For financial reporting purposes, no value from the purchase price was allocated to the put options or the GHP Use Agreement primarily because the estimated market value of the Texas Real Estate exceeded the purchase price and a minimal value from the purchase price was allocated to the warrants primarily because Landmark’s common stock is lightly traded on the Over-the-Counter Bulletin Board with a minimal price per share (Landmark’s average closing price per share was approximately $0.11 over the twelve-month period ended February 7, 2012). The above described transaction is in addition to the previously reported transaction with Landmark whereby Prime purchased from a subsidiary of Landmark real estate located in Oklahoma City, Oklahoma during 2011.

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

Results of Operations

Six Months Ended June 30, 2012 Compared To Six Months Ended June 30, 2011

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$81,868	$90,186	$(8,318)	(9.2)%
Hydronic fan coils	26,646	27,883	(1,237)	(4.4)%
Other HVAC products	21,790	22,755	(965)	(4.2)%

Total Climate Control	$130,304	$140,824	$(10,520)	(7.5)%

Gross profit — Climate Control	$40,435	$44,881	$(4,446)	(9.9)%

Gross profit percentage — Climate Control (1)	31.0%	31.9%	(0.9)%

Operating income — Climate Control	$13,151	$17,619	$(4,468)	(25.4)%

(1)	As a percentage of net sales

Net Sales — Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 14% decline in sales of our residential products, primarily due to the softness in the single-family residential construction market. Sales of our commercial/institutional products also declined by 7% primarily due to the lower beginning backlog and order levels. During the first six months of 2012, we continued to maintain a market share leadership position of approximately 40%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”);

•

Net sales of our hydronic fan coils decreased primarily due to a 7% decrease in the number of units sold partially offset by a 1% increase in the average unit sales price related to product mix. During the first six months of 2012, we continued to have a market share leadership position of approximately 30% based on preliminary market data supplied by the AHRI;

•	Net sales of our other HVAC products in the first half of 2012 were slightly below the same period in 2011.

Gross Profit — Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage decline of 0.9% was primarily due to product mix, including a higher content of commercial products with lower gross margins than our residential products, and overhead absorption related to the lower sales volume.

Operating Income — Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$143,831	$132,933	$10,898	8.2%
Industrial acids and other chemical products	78,109	81,151	(3,042)	(3.7)%
Mining products	40,399	52,967	(12,568)	(23.7)%

Total Chemical	$262,339	$267,051	$(4,712)	(1.8)%

Gross profit — Chemical	$67,498	$79,112	$(11,614)	(14.7)%

Gross profit percentage — Chemical (1)	25.7%	29.6%	(3.9)%

Operating income — Chemical	$59,494	$71,818	$(12,324)	(17.2)%

(1)	As a percentage of net sales

Net Sales — Chemical

Our Chemical Business reported a 1.8% sales decrease for the first half of 2012 as a result of the following:

•

Agricultural products sales — Agricultural products sales increased $10.9 million, or 8%, primarily due to increased sales volumes and selling prices for agricultural grade AN and ammonia, partially offset by lower sales of UAN. The increase in agricultural grade AN and ammonia sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices. Despite strong customer demand, our UAN sales decreased due to lower volumes at our Pryor Facility as a result of the planned and unplanned downtime.

•

Industrial acids and other chemical products sales — Industrial acids and other products sales decreased $3.0 million, or 4%, primarily due to lower volumes as the result of unplanned downtime at the El Dorado Facility.

•

Mining products sales — Mining products sales decreased $12.6 million, or 24% primarily due to lower volumes as the result of the unplanned downtime at the El Dorado Facility and to the current higher coal supply and lower coal demand due to the unseasonably warm winter in North America and the current low cost of natural gas as an alternative fuel for utility companies.

Gross Profit — Chemical

The decrease in gross profit of $11.6 million is attributable to costs totaling $14.8 million due to the planned and unplanned downtime at our Pryor and El Dorado Facilities during the first six months of 2012, which includes unabsorbed fixed overhead costs, losses incurred on firm sales commitments and maintenance and repair costs, and an insurance recovery of $8.6 million in the second quarter of 2011 (recorded as a reduction to cost of sales) relating to a business interruption claim. This decrease was partially offset by improved UAN margins and increased agricultural grade AN sales volumes and margins due to increased selling prices and lower natural gas feedstock costs over the same period in 2011.

Operating Income — Chemical

In spite of very strong agricultural supply and demand fundamentals, operating income declined $12.3 million primarily due to the decrease in gross profit as discussed above.

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

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales — Other	$6,877	$5,237	$1,640	31.3%

Gross profit — Other	$2,246	$1,947	$299	15.4%

Gross profit percentage — Other (1)	32.7%	37.2%	(4.5)%

General corporate expense and other business operations, net	$(7,240)	$(7,126)	$(114)	1.6%

(1)	As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the first half of 2012 was $23.3 million compared to $29.1 million for the first half of 2011. The resulting effective tax rate for the first half of 2012 was 36% compared to 37% for the same period in 2011.

Three Months Ended June 30, 2012 Compared To Three Months Ended June 30, 2011

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$41,095	$47,615	$(6,520)	(13.7)%
Hydronic fan coils	14,900	16,794	(1,894)	(11.3)%
Other HVAC products	11,551	12,766	(1,215)	(9.5)%

Total Climate Control	$67,546	$77,175	$(9,629)	(12.5)%

Gross profit — Climate Control	$20,989	$23,395	$(2,406)	(10.3)%

Gross profit percentage — Climate Control (1)	31.1%	30.3%	0.8%

Operating income — Climate Control	$7,313	$9,178	$(1,865)	(20.3)%

(1)	As a percentage of net sales

Net Sales — Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 19% decline in sales of our residential products, primarily due to the softness in the single-family residential construction market. Sales of our commercial/institutional products also declined by 12% due to the lower beginning backlog and order levels;

•	Net sales of our hydronic fan coils decreased primarily due to an 8% decrease in the average unit sales price related to product mix coupled with a 6% decrease in number of units sold;

•	Net sales of our other HVAC products in the second quarter of 2012 were below the same period in 2011 primarily due to lower sales volume.

Gross Profit — Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage increase of 0.8% was primarily due to lower costs for certain raw materials.

Operating Income — Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$83,495	$81,832	$1,663	2.0%
Industrial acids and other chemical products	37,739	44,308	(6,569)	(14.8)%
Mining products	16,900	29,480	(12,580)	(42.7)%

Total Chemical	$138,134	$155,620	$(17,486)	(11.2)%

Gross profit — Chemical	$43,500	$47,644	$(4,144)	(8.7)%

Gross profit percentage — Chemical (1)	31.5%	30.6%	0.9%

Operating income — Chemical	$39,147	$42,720	$(3,573)	(8.4)%

(1)	As a percentage of net sales

Net Sales — Chemical

Our Chemical Business reported an 11.2% sales decrease for the second quarter of 2012 as a result of the following:

•

Agricultural products sales — Agricultural products sales increased $1.7 million, or 2%, primarily due to increased sales volumes and selling prices for agricultural grade AN and ammonia, partially offset by lower sales of UAN. The increase in agricultural grade AN and ammonia sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices. Despite strong customer demand, our UAN sales decreased due to lower volumes at our Pryor Facility as a result of the unplanned downtime.

•

Industrial acids and other chemical products sales — Industrial acids and other products sales decreased $6.6 million, or 15%, primarily due to lower volumes as the result of the unplanned downtime at the El Dorado Facility.

•

Mining products sales — Mining products sales decreased $12.6 million, or 43% primarily due to lower volumes as the result of the unplanned downtime at the El Dorado Facility and to the current higher coal supply and lower coal demand due to the unseasonably warm winter in North America and the current low cost of natural gas as an alternative fuel for utility companies.

Gross Profit — Chemical

The decrease in gross profit of $4.1 million includes an insurance recovery of $8.6 million in the second quarter of 2011 (recorded as a reduction to cost of sales) relating to a business interruption claim and costs totaling $8.4 million due to the unplanned downtime at our Pryor and El Dorado Facilities in the second quarter of 2012, which includes unabsorbed fixed overhead costs and maintenance and repair costs. This decrease was partially offset by improved UAN margins and increased agricultural grade AN sales margins due to increased selling prices and lower natural gas feedstock costs over the same period in 2011.

Operating Income — Chemical

The decrease in operating income of $3.6 million relates primarily to the decrease in gross profit discussed above.

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

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales — Other	$3,595	$2,824	$771	27.3%

Gross profit — Other	$1,246	$1,047	$199	19.0%

Gross profit percentage — Other (1)	34.7%	37.1%	(2.4)%

General corporate expense and other business operations, net	$(4,137)	$(3,624)	$(513)	14.2%

(1)	As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the second quarter of 2012 was $15.5 million compared to $17.5 million for the second quarter of 2011. The resulting effective tax rate for the second quarter of 2012 was 37% compared to 38% for the same period in 2011.

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

For the first half of 2012, net cash provided by continuing operating activities was $56.5 million primarily as the result of net income of $40.3 million plus an adjustment of $10.2 million for depreciation and amortization partially offset by net cash used by the following significant changes in assets and liabilities:

Accounts payable decreased $10.5 million primarily as the result of the reduction of purchases of ammonia due to the unplanned downtime at the El Dorado Facility.

The change in accrued and prepaid income taxes of $7.4 million primarily relates to the recognition of income taxes for the first half of 2012 partially offset by payments made to the taxing authorities.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first half of 2012 was $32.9 million that consisted primarily of capital expenditures of which $2.0 million and $27.8 million are for the benefit of our Climate Control and Chemical Businesses, respectively.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $9.8 million that primarily consisted of payments on long-term debt, loans and short-term financing.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2011 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first half of 2012, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of June 30, 2012 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2012, we have agreed to indemnify the sureties for payments, up to $9.8 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2012 or 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2011 Form 10-K and in our Form 10-Q for the quarterly period ended March 31, 2012 (“March 31, 2012 Form 10-Q”), we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	wastewater pipeline project,

•	operating leases,

•	firm purchase commitments and futures/forward contracts,

•	contractual obligations — carbon credits

•	accrued contractual manufacturing and profit sharing obligations, and

•	other contractual obligations.

As discussed under “Overview” and “Liquidity and Capital Resources”, in May 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Due to the extensive damage, the DSN plant is not being repaired but will be replaced by a new 65% concentrated nitric acid plant and a nitric acid concentration plant, which is currently expected to take at least two years to complete. Although the estimated amount of capital expenditures for these new plants is expected to exceed $100 million, we expect to fund most, if not all, of these capital expenditures from insurance proceeds.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2012, we had no embedded losses associated with sales commitments with firm sales prices.

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

At June 30, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through December 2012 at a weighted-average cost of $3.83 per pound ($2.4 million) and a weighted-average market value of $3.50 per pound ($2.2 million), which contracts are generally accounted for on a mark-to-market basis.

Periodically, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2012, our purchase commitments under these contracts were for approximately 0.7 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.42 per MMBtu ($2.5 million) and a weighted-average market value of $2.82 per MMBtu ($2.0 million).

Foreign Currency Risk

One of our business operations purchases industrial machinery and related components from vendors outside of the U.S. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts. At June 30, 2012, our foreign exchange contract was for the receipt of approximately 344,000 Euros through August 2012 at the contractual weighted-average exchange rate (U.S. Dollar/Euro) of approximately 1.27 and the market weighted-average exchange rate of approximately 1.27.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2012, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At June 30, 2012, the fair value of this contract (unrealized loss) was $2.0 million.

As of June 30, 2012 and December 31, 2011, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, among other things:

•	the U.S. economy is poised for modest growth;

•	sales growth;

•	the negative impact to operating results in 2012 from the planned and unplanned downtime at the Pryor and El Dorado Facilities;

•	a modest decrease in sales demand in the commercial/institutional sector and an increase in the residential sector for 2012 compared to 2011;

•	positive supply and demand fundamentals for nitrogen fertilizer products;

•	sales increases in the medium and long-term to be primarily driven by growth in new construction and introduction of new products in the Climate Control Business;

•	the timing of when the nitric acid and sulfuric acid plants will be constructed and/or restarted;

•	our cash needs associated with the repair and/or replacement of damaged plants and infrastructure within the El Dorado Facility and funding those cash needs primarily from insurance proceeds;

•	our only significant seasonal products are fertilizer and related chemical products;

•	the amount of decline in nitric acid production at the El Dorado Facility and the lost profit margins will be covered by our business interruption insurance;

•	the period of time the two ammonia plants will begin producing ammonia and the annual amount of production;

•	the production rate of ammonia and reduction of available sales of ammonia for the remainder of 2012;

•	the replacement of the ammonia convertor in early 2013;

•	the cost and amount of time to construct the new 65% nitric acid plant and a nitric acid concentration plant and funding most, if not all, of these expenditures from insurance proceeds;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience low to moderate sales growth in the short-term compared to the first half of 2012;

•	our primary cash needs will be for working capital to fund our operations, certain capital expenditures, and general obligations for the remainder of 2012;

•	funding our cash needs from internally generated cash flows and cash on hand for the remainder of 2012;

•	internally generated cash flows and liquidity could be affected by declines in sales volume;

•

we do not have any material uncertain tax positions other than the failure to file original or amended state income tax returns in some jurisdictions where LSB or some of its subsidiaries may have a filing responsibility;

•	most of the approved planned capital expenditures will likely be funded from working capital, internal cash flows and insurance proceeds;

•	expenses in connection with environmental regulatory issues for the remainder of 2012;

•	accounting estimates and assumptions utilized as of June 30, 2012 could change in the near term;

•	our insurance bonds to expire or be renewed in 2012 or 2013;

•	the amount of committed and planned capital expenditures for the remainder of 2012;

•	the amount and timing of Turnarounds for the remainder of 2012;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2011 and 2012;

•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;

•	meeting all required covenant tests for all the remaining quarters of 2012;

•	costs relating to environmental and health laws and enforcement policies thereunder; and

•	seasonality.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables, including our insurance claims,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, the American Reinvestment and Recovery act, or interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to pay or secure additional financing for planned capital expenditures or financing obligations coming due in the near term,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	changes in production rates at the Pryor Facility,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment,

•	delays in the construction of the nitric acid plants,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory settlement with the EPA and/or DOJ,

•	claims by customers as a result of downtime of production at our Pryor and El Dorado Facilities,

•	other factors described in the MD&A contained in this report, and

•

other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2011 Form 10-K and “Risk Factors” of Item 1A of Part II of the March 31, 2012 Form 10-Q.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2011 Form 10-K or in our March 31, 2012 Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2011 Form 10-K or in our March 31, 2012 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated effective as of April 4, 2012, by and among the Company, ThermaClime, Inc., certain subsidiaries of ThermaClime, and Consolidated Industries, the Lenders signatory thereto, and Wells Fargo Capital Finance, Inc., as the arranger and administrative agent for the Lenders, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed April 9, 2012.

4.2	Amendment Number Two to the Amended and Restated Term Loan Agreement, dated as of April 4, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 9, 2012.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of August 2012.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer