Form 10-Q
period 2012-09-30
LSB INDUSTRIES INC
filed 2012-11-06
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s voting common stock, as of October 31, 2012 was 22,396,388 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2012 is unaudited)

	September 30,	December 31,
	2012	2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$133,773	$124,929
Restricted cash	54	31
Short-term investments	—	10,005
Accounts receivable, net	110,999	87,351
Inventories:
Finished goods	33,994	29,009
Work in progress	4,174	4,855
Raw materials	27,045	25,642

Total inventories	65,213	59,506
Supplies, prepaid items and other:
Prepaid insurance	1,342	5,953
Precious metals	14,708	17,777
Supplies	9,602	7,513
Fair value of derivatives and other	332	53
Prepaid income taxes	5,279	8,679
Other	2,125	2,034

Total supplies, prepaid items and other	33,388	42,009
Deferred income taxes	5,281	4,275

Total current assets	348,708	328,106

Property, plant and equipment, net	202,173	164,547

Other assets:
Investment in affiliate	2,135	2,910
Goodwill	1,724	1,724
Other, net	6,429	4,722

Total other assets	10,288	9,356

	$561,169	$502,009

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2012 is unaudited)

	September 30,	December 31,
	2012	2011
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,899	$57,891
Short-term financing	569	5,646
Accrued and other liabilities	38,762	28,677
Current portion of long-term debt	4,781	4,935

Total current liabilities	109,011	97,149

Long-term debt	68,849	74,525

Noncurrent accrued and other liabilities	16,531	15,239

Deferred income taxes	24,625	21,826

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,705,530 shares issued (26,638,285 at December 31, 2011)	2,670	2,664
Capital in excess of par value	164,225	162,092
Retained earnings	200,632	153,888

	370,527	321,644

Less treasury stock at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	342,153	293,270

	$561,169	$502,009

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine and Three Months Ended September 30, 2012 and 2011

	Nine Months		Three Months
	2012	2011	2012	2011
	(In Thousands, Except Per Share Amounts)
Net sales	$581,894	$589,892	$182,374	$176,780
Cost of sales	438,528	429,695	149,187	142,523

Gross profit	143,366	160,197	33,187	34,257

Selling, general and administrative expense	65,988	64,737	21,711	21,635
Provisions for (recoveries of) losses on accounts receivable	(185)	160	(308)	39
Other expense	1,106	2,532	384	149
Other income	(837)	(2,035)	(489)	(58)

Operating income	77,294	94,803	11,889	12,492

Interest expense	3,800	5,481	1,489	1,901
Losses on extinguishment of debt	—	136	—	—
Non-operating other expense (income), net	(270)	(3)	2	2

Income from continuing operations before provisions for income taxes and equity in earnings and losses of affiliate	73,764	89,189	10,398	10,589

Provisions for income taxes	27,110	33,582	3,857	4,433
Equity in earnings of affiliate	(510)	(375)	(169)	(168)

Income from continuing operations	47,164	55,982	6,710	6,324

Net loss from discontinued operations	120	128	2	18

Net income	47,044	55,854	6,708	6,306

Dividends on preferred stocks	300	305	—	—

Net income applicable to common stock	$46,744	$55,549	$6,708	$6,306

Weighted-average common shares:
Basic	22,346	21,851	22,374	22,241

Diluted	23,528	23,499	23,552	23,526

Income (loss) per common share:
Basic:
Income from continuing operations	$2.10	$2.55	$0.30	$0.28
Net loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$2.09	$2.54	$0.30	$0.28

Diluted:
Income from continuing operations	$2.01	$2.40	$0.28	$0.27
Net loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$2.00	$2.39	$0.28	$0.27

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2012

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2011	26,638	$3,000	$2,664	$162,092	$153,888	$(28,374)	$293,270
Net income					47,044		47,044
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,237			1,237
Exercise of stock options	65		6	537			543
Excess income tax benefit associated with stock-based compensation				353			353
Conversion of redeemable preferred stock to common stock	3			6			6

Balance at September 30, 2012	26,706	$3,000	$2,670	$164,225	$200,632	$(28,374)	$342,153

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing operating activities
Net income	$47,044	$55,854
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	120	128
Deferred income taxes	1,793	2,216
Loss on extinguishment of debt	—	136
Expense associated with modification of secured term loan	—	387
Expense associated with induced conversion of 5.5% convertible debentures	—	558
Net gain on carbon credits	—	(92)
Losses on sales and disposals of property and equipment	667	996
Depreciation of property, plant and equipment	14,857	13,861
Amortization	250	354
Stock-based compensation	1,237	761
Provision for (recovery of) losses on accounts receivable	(185)	160
Provisions for losses on inventory	337	1,351
Provision for losses on firm sales commitments	120	—
Equity in earnings of affiliate	(510)	(375)
Distributions received from affiliate	1,285	1,223
Changes in fair value of commodities contracts	(85)	482
Changes in fair value of interest rate contracts	(206)	635
Cash provided (used) by changes in assets and liabilities
(net of effects of discontinued operations):
Accounts receivable	(7,501)	(11,777)
Inventories	(6,422)	(15,392)
Other supplies, prepaid items and other	4,638	(2,838)
Accounts payable	3,588	3,744
Accrued payroll and benefits	(2,918)	(2,020)
Accrued and prepaid income taxes	5,309	(7,538)
Customer deposits	7,735	5,395
Other current and noncurrent liabilities	2,227	4,322

Net cash provided by continuing operating activities	73,380	52,531

Cash flows from continuing investing activities
Capital expenditures	(61,613)	(31,145)
Proceeds from sales of property and equipment	213	190
Proceeds from short-term investments	20,037	10,012
Purchase of short-term investments	(10,032)	(9)
Deposits of restricted cash	(23)	(481)
Proceeds from sales of carbon credits	—	1,665
Payments on contractual obligations - carbon credits	(180)	(1,573)
Other assets	(398)	(635)

Net cash used by continuing investing activities	(51,996)	(21,976)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Nine Months Ended September 30, 2012 and 2011

	2012	2011
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$209,238	$498,858
Payments on revolving debt facility	(209,238)	(498,858)
Proceeds from modification of secured term loan, net of fees	—	10,347
Proceeds from secured term loan, net of fees	—	14,766
Payments associated with induced conversion of 5.5% convertible debentures	—	(558)
Payments on other long-term debt	(5,830)	(12,001)
Payments on loans secured by cash value of life insurance policies	(1,918)	(84)
Payments of debt issuance costs	(88)	(112)
Payments on short-term financing	(5,077)	(3,435)
Proceeds from exercise of stock options	543	974
Excess income tax benefit associated with stock-based compensation	353	1,100
Acquisition of redeemable preferred stock	(39)	—
Dividends paid on preferred stocks	(300)	(305)

Net cash provided (used) by continuing financing activities	(12,356)	10,692

Cash flows of discontinued operations:
Operating cash flows	(184)	(210)

Net increase in cash and cash equivalents	8,844	41,037

Cash and cash equivalents at beginning of period	124,929	66,946

Cash and cash equivalents at end of period	$133,773	$107,983

Supplemental cash flow information:

Cash payments for income taxes, net of refunds	$19,596	$37,757

Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$11,415	$—
Other assets and accounts payable associated with property, plant and equipment	$9,379	$4,332
Debt issuance costs incurred associated with secured term loan	$—	$839
Debt issuance costs written off associated with 5.5% debentures	$—	$350
Accrued liabilities extinguished associated with 5.5% debentures	$—	$342
5.5% debentures converted to common stock	$—	$26,400

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the nine and three-month periods ended September 30, 2012 and 2011 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$47,044	$55,854	$6,708	$6,306
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—
Dividends on Noncumulative Preferred	—	(5)	—	—

Total dividends on preferred stocks	(300)	(305)	—	—

Numerator for basic net income per common share - net income applicable to common stock	46,744	55,549	6,708	6,306
Dividends on preferred stocks assumed to be converted, if dilutive	300	305	—	—
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	—	298	—	8

Numerator for diluted net income per common share	$47,044	$56,152	$6,708	$6,314

Denominator:
Denominator for basic net income per common share - weighted-average shares	22,346,112	21,851,184	22,373,731	22,240,536
Effective of dilutive securities:
Convertible preferred stocks	917,119	935,540	916,666	935,366
Stock options	264,965	345,245	261,341	317,420
Convertible notes payable	—	366,894	—	32,391

Dilutive potential common shares	1,182,084	1,647,679	1,178,007	1,285,177

Denominator for diluted net income per common share - adjusted weighted-average shares and assumed conversions	23,528,196	23,498,863	23,551,738	23,525,713

Basic net income per common share	$2.09	$2.54	$0.30	$0.28

Diluted net income per common share	$2.00	$2.39	$0.28	$0.27

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock options	254,000	—	254,000	5,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Trade receivables	$90,765	$87,303
Insurance claims	20,000	—
Other	944	1,003

	111,709	88,306
Allowance for doubtful accounts	(710)	(955)

	$110,999	$87,351

During August 2012, El Dorado Chemical Company (“EDC”) entered into an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The initial term of this agreement is for one year, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of September 30, 2012, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 4: Inventories At September 30, 2012 and December 31, 2011, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,845,000 and $1,767,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $182,000 and $16,000 at September 30, 2012 and December 31, 2011, respectively.

Changes in our inventory reserves are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
		(In Thousands)
Balance at beginning of period	$1,783	$1,793	$1,737	$1,988
Provisions for losses	337	1,351	293	1,072
Write-offs and disposals	(93)	(85)	(3)	(1)

Balance at end of period	$2,027	$3,059	$2,027	$3,059

The provision for losses is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Customer deposits	$12,240	$4,505
Deferred revenue on extended warranty contracts	6,836	6,461
Accrued warranty costs	6,076	5,370
Accrued payroll and benefits	4,349	7,267
Accrued death benefits	4,200	4,017
Accrued income taxes	2,618	709
Accrued contractual manufacturing obligations	2,478	1,613
Fair value of derivatives and other	2,282	2,283
Accrued group health and workers’ compensation insurance claims	2,225	2,535
Deferred gain on property insurance recovery	1,613	—
Accrued commissions	1,546	1,016
Accrued executive benefits	1,417	1,262
Other	7,413	6,878

	55,293	43,916
Less noncurrent portion	16,531	15,239

Current portion of accrued and other liabilities	$38,762	$28,677

Note 6: Accrued Warranty Costs Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship. Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of startup, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase or a specific product may be sold with an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
		(In Thousands)
Balance at beginning of period	$5,370	$3,996	$6,078	$4,598
Amounts charged to costs and expenses	5,062	4,870	1,718	1,636
Costs incurred	(4,356)	(3,873)	(1,720)	(1,241)

Balance at end of period	$6,076	$4,993	$6,076	$4,993

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt Our long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Secured Term Loan (B)	69,375	72,188
Other, with a current weighted-average interest rate of 6.84%, most of which is secured by machinery, equipment and real estate	4,255	7,272

	73,630	79,460
Less current portion of long-term debt	4,781	4,935

Long-term debt due after one year	$68,849	$74,525

(A) Since the $50 million revolving credit facility (the “Working Capital Revolver Loan”) was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at September 30, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of September 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”), but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At September 30, 2012, the carrying value of the pledged assets was approximately $261 million.

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

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate as detailed below:

	September 30, 2012
	Stated Interest Rate	Principal Balance
	(Dollars in Thousands)
Variable interest rate	3.37%	$46,250
Fixed interest rate	5.15%	23,125

Weighted-average interest rate	3.96%	$69,375

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in El Dorado, Arkansas (the “El Dorado Facility”) and in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $85 million at September 30, 2012. In addition, the Secured Term Loan is guaranteed by LSB.

The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At September 30, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $86 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended September 30, 2012.

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

2011 Transactions

On March 31, 2011, one of the holders of the 5.5% debentures (“2007 Debentures”) converted $24.4 million principal amount of the 2007 Debentures into 888,160 shares of LSB common stock. For financial reporting purposes, this transaction was considered an induced conversion.

In July 2011, Jack E. Golsen (“Golsen”), our chairman of the board and chief executive officer (“CEO”), members of his immediate family (spouse and children), entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) converted $2.0 million principal amount of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures as discussed in Note 14-Related Party Transactions.

Note 8: Commitments and Contingencies

Purchase Commitments - The following significant commitments include contracts entered into during the nine months ended September 30, 2012:

Anhydrous ammonia purchase agreement - During August 2012, EDC entered into an amendment to EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the amendment, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2015.

Other purchase commitments - Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at the Cherokee Facility and our chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”). Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2012, our purchase commitments under these contracts were for approximately 0.2 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.08 per MMBtu ($0.5 million), which approximates fair value. See Note 9 - Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at September 30, 2012.

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

We recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to asset retirement obligations has been established at September 30, 2012. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

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

The City of El Dorado, Arkansas (the “City”) received approval to construct a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. The companies intending to use the pipeline will contribute to the cost of construction and operation of the pipeline. Although EDC believes it can comply with the more restrictive permit limits without the pipeline, except for an occasional difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit limits, EDC will participate in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. During April 2011, certain companies, including EDC, and the City entered into a funding agreement and operating agreement, pursuant to which each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $2.7 million has been capitalized as of September 30, 2012. The City plans to complete the construction of the pipeline by the end of 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline has begun, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2012, in connection with this matter.

As previously reported, EDC settled an Administrative Complaint issued by the EPA relating to certain alleged violations of EDC’s 2004 NPDES permit, which complaint had been taken over by the U.S. Department of Justice (“DOJ”). Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and, as previously reported, the EPA indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. During August 2012, the DOJ notified EDC that certain legal action would be commenced soon as a result of the alleged violations from and after January 1, 2011. As of the date of this report, we are not aware of any legal action taken by the DOJ in connection with alleged violations from and after January 1, 2011. As of September 30, 2012, a liability of $24,000 has been established in connection with this matter. It is reasonably possible that a change in the estimate of our liability could change in the near term.

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

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the first quarter of 2012, our Chemical Business provided to the EPA a proposed global settlement offer in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our ten affected nitric acid plants to achieve certain proposed emission rates. The proposal also offered to negotiate a modest civil penalty but did not provide an amount of any proposed civil penalty. Since the specific types of pollution controls necessary to meet the proposed emission rates at each plant have not been determined, the total capital cost to achieve the proposed emission rates has not been determined with any degree of accuracy; however, the total capital cost could be significant.

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at September 30, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter.

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

At September 30, 2012, our allocable portion of the total estimated liability related to the Hallowell Facility of $120,000 has been established in connection with this matter. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, the Pryor Facility has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. The Company and the Pryor Facility are cooperating with the ODEQ in connection with this investigation. As of the date of this report, we are not aware of recommendations made or to be made by the ODEQ as a result of the pending investigation. Therefore, no liability has been established at September 30, 2012 in connection with this matter.

B. Other Pending, Threatened or Settled Litigation

The Jayhawk Group

During September 2012, the U.S. District Court for the District of Kansas issued its order entering judgment for LSB and against Jayhawk Capital Management, LLC, Jayhawk Investments, L.P., Jayhawk Institutional Partners, L.P. and Kent McCarthy, the manager and sole member of Jayhawk Capital, (collectively, the “Jayhawk Group”) on all claims asserted by the Jayhawk Group in the lawsuit brought by the Jayhawk Group against LSB in connection with LSB’s exchange offer and thereafter LSB’s redemption in 2007 for its Series 2, $3.25 Convertible Exchangeable Class C Preferred Stock.

Pryor Chemical Company

PCC has filed lawsuits against certain vendors of PCC related to work performed at the Pryor Facility. The claims allege certain damages resulting from improperly performed work by the vendors and for lost profits and other costs as the result of downtime at the Pryor Facility. The total amount for damages and lost profits claimed is substantial but the amount and timing of the ultimate recovery is uncertain. As a result, any recovery from litigation or settlement of these claims is a gain contingency and will be recognized if, and when, realized or realizable and earned.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At September 30, 2012, our accrued general liability insurance claims were $779,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2012, the valuations of contracts classified as Level 2 related to an interest rate swap contract. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At September 30, 2012, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.48%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At September 30, 2012, the valuations ($0.50 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of prices ($0.50 to $3.00) per carbon credit obtained from brokers involved in this low volume market. At December 31, 2011, the valuations ($3.15 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices ($1.00 to $3.00) per carbon credit obtained from a broker involved in this low volume market, the sales price of a December 2011 transaction and an offer received from a potential customer. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound. At September 30, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.63 per pound. At December 31, 2011 and September 30, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2011, and September 30, 2012, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities, if any.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

During the nine months ended September 30, 2012 and 2011, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2011 and September 30, 2012, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. As a result, changes in the amounts of our unobservable valuation inputs (discussed above) would not result in a significant change in the fair value of the carbon credits and the associated contractual obligations and such changes would not impact net income. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012 Using
Description	Total Fair Value At September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2011
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$108	$108	$—	$—	$11
Carbon credits	224	—	—	224	42

Total	$332	$108	$—	$224	$53

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities	$23	$23	$—	$—	$—
Contractual obligations - carbon credits	224	—	—	224	42
Interest rate contracts	2,035	—	2,035	—	2,241

Total	$2,282	$23	$2,035	$224	$2,283

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

During the nine months ended September 30, 2012 and 2011, none of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(In Thousands)
Beginning balance	$42	$644	$(42)	$(644)	$42	$9	$(42)	$(7)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	248	1,028	(248)	(936)	248	(2)	(248)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(66)	(1,665)	—	—	(66)	—	—	—
Settlements	—	—	66	1,573	—	—	66	—

Ending balance	$224	$7	$(224)	$(7)	$224	$7	$(224)	$(7)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales - Commodities contracts	$85	$(624)	$157	$(430)
Cost of sales - Foreign exchange contracts	(19)	46	(11)	—
Other income - Carbon credits	248	1,028	248	(2)
Other expenses - Contractual obligations relating to carbon credits	(248)	(936)	(248)	—
Interest expense - Interest rate contracts	(515)	(1,825)	(186)	(799)

	$(449)	$(2,311)	$(40)	$(1,231)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales - Commodities contracts	$85	$(482)	$171	$(430)
Other income - Carbon credits	184	7	184	(2)
Other expenses - Contractual obligations relating to carbon credits	(184)	(7)	(184)	—
Interest expense - Interest rate contracts	206	(635)	(20)	(395)

	$291	$(1,117)	$151	$(827)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At September 30, 2012 and December 31, 2011, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Note 10: Income Taxes Provisions for income taxes are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Current:
Federal	$21,405	$24,497	$3,964	$2,583
State	3,912	6,869	639	1,200

Total Current	25,317	31,366	4,603	3,783

Deferred:
Federal	1,556	1,932	(664)	554
State	237	284	(82)	96

Total Deferred	1,793	2,216	(746)	650

Provisions for income taxes	$27,110	$33,582	$3,857	$4,433

For the nine and three months ended September 30, 2012 and 2011, the current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the nine and three months ended September 30, 2012 and 2011, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

At December 31, 2011, we have remaining state tax net operating loss (“NOL”) carryforwards of approximately $8.0 million that begin expiring in 2013.

Our annual estimated effective tax rate for 2012 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items.

The tax provision for the nine months ended September 30, 2012 and 2011 was $27.1 million (36% of pre-tax income) and $33.6 million (37% of pre-tax income), respectively.

We had approximately $2.6 million and $0.7 million accrued for uncertain tax liabilities at September 30, 2012 and December 31, 2011, respectively, which are included in current and noncurrent accrued and other liabilities.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS and certain state tax authorities for the tax years 2007-2010. As of September 30, 2012, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Property and Business Interruption Insurance Claims Beginning on February 27, 2012, the Pryor Facility experienced unplanned downtime in the urea plant due to a damaged stainless steel liner within the urea reactor. As a result, the Pryor Facility was unable to produce urea ammonium nitrate (“UAN”) through early July 2012. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carrier but the total amount has not been determined. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since, for accounting purposes, it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% concentration nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. Due to extensive damages, the DSN plant is not being repaired but is being replaced with a new 65% nitric acid plant and a separate nitric acid concentration plant. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provides for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through September 30, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred (“recoverable costs”). During September 2012, our insurance carriers approved a partial payment of $20 million to be paid on our property damage claim, which insurance recovery amount was applied against the recoverable costs totaling $18.4 million included in the insurance claim receivable. This insurance recovery in excess of the recoverable costs of $1.6 million is considered a gain contingency and was deferred since the estimated future recoverable costs to be incurred exceeded this amount. In addition, a recovery for certain lost profits from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned. As of September 30, 2012, the balance of the insurance claim receivable relating to this event was $20 million, which consists of the approved partial payment due from our insurance carriers. Comments from the engineering firm representing our insurance carriers indicate a preliminary determination that the DSN plant was not totally destroyed by the explosion and is repairable. Engineering examination of the DSN plant damage and repair cost determination is currently ongoing.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Other Expense, Other Income and Non-Operating Other Income (Expense), net

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
		(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$667	$996	$116	$101
Losses on contractual obligations associated with carbon credits	248	936	248	—
Miscellaneous expense (1)	191	600	20	48

Total other expense	$1,106	$2,532	$384	$149

Other income:
Gains on carbon credits	$248	$1,028	$248	$(2)
Settlements of litigation and potential litigation (2)	—	757	—	—
Miscellaneous income (1)	589	250	241	60

Total other income	$837	$2,035	$489	$58

Non-operating other income (expense), net:
Interest income	$70	$61	$22	$20
Miscellaneous income (1)	263	—	—	—
Miscellaneous expense (1)	(63)	(58)	(24)	(22)

Total non-operating other income (expense), net	$270	$3	$(2)	$(2)

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(2)	Amount relates primarily to settlements reached with certain vendors of our Chemical Business.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Net sales:
Climate Control	$198,286	$212,628	$67,982	$71,804
Chemical (1)	372,551	369,820	110,212	102,769
Other	11,057	7,444	4,180	2,207

	$581,894	$589,892	$182,374	$176,780

Gross profit: (2)
Climate Control	$60,892	$67,689	$20,457	$22,808
Chemical (1)	78,789	89,789	11,291	10,677
Other	3,685	2,719	1,439	772

	$143,366	$160,197	$33,187	$34,257

Operating income: (3)
Climate Control	$20,007	$26,357	$6,856	$8,738
Chemical (1)	67,023	78,923	7,529	7,105
General corporate expenses and other business operations, net (4)	(9,736)	(10,477)	(2,496)	(3,351)

	77,294	94,803	11,889	12,492
Interest expense	(3,800)	(5,481)	(1,489)	(1,901)
Losses on extinguishment of debt	—	(136)	—	—
Non-operating other income (expense), net:
Climate Control	1	1	1	—
Chemical	1	1	1	—
Corporate and other business operations	268	1	(4)	(2)
Provisions for income taxes	(27,110)	(33,582)	(3,857)	(4,433)
Equity in earnings of affiliate-Climate Control	510	375	169	168

Income from continuing operations	$47,164	$55,982	$6,710	$6,324

(1)	Although our Chemical Business’ net sales increased in 2012 compared to 2011, the following events negatively impacted the 2012 operating results. During January 2012, a planned improvement project was performed at the Pryor Facility to increase anhydrous ammonia production levels, during which time the facility was not in production. In addition, the Pryor Facility experienced certain unplanned downtime in the ammonia and urea plants. The ammonia plant production was shut down for a portion of March 2012 while the repairs were performed. The repairs to the urea plant were extensive resulting in the urea plant being shut down from late February 2012 through early July 2012. As a result, the Pryor Facility was unable to produce UAN during this timeframe but continued to produce and sell anhydrous ammonia. On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Therefore, the El Dorado Facility had only limited production of certain products since May 15, 2012. For the nine months ended September 30, 2011, the Chemical Business recognized an insurance recovery of $8.6 million relating to a business interruption claim, which was recorded as a reduction to cost of sales.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information (continued)

(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.
(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands)
Gross profit-Other	$3,685	$2,719	$1,439	$772
Selling, general and administrative:
Personnel costs	(7,829)	(6,338)	(2,299)	(2,187)
Professional fees	(3,250)	(3,046)	(881)	(957)
All other	(2,639)	(3,420)	(857)	(909)

Total selling, general and administrative	(13,718)	(12,804)	(4,037)	(4,053)

Other income	302	102	107	26
Other expense	(5)	(494)	(5)	(96)

Total general corporate expenses and other business operations, net	$(9,736)	$(10,477)	$(2,496)	$(3,351)

Information about our total assets by business segment is as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)
Climate Control	$118,994	$119,323
Chemical	280,475	214,246
Corporate assets and other	161,700	168,440

Total assets	$561,169	$502,009

Note 14: Related Party Transactions

Golsen Group

In January 2011, we paid interest of $137,500 (that was accrued at December 31, 2010) relating to $5,000,000 of the 2007 Debentures held by the Golsen Group. In March 2011, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. In March 2011, the Golsen Group sold $3,000,000 of the 2007 Debentures it held to a third party. In July 2011, the Golsen Group converted $2,000,000 of the 2007 Debentures into 72,800 shares of LSB common stock in accordance with the terms of the 2007 Debentures. During the nine months ended September 30, 2011, we incurred interest expense of $60,500 relating to the $2,000,000 of the 2007 Debentures that was held by the Golsen Group, of which $55,000 was paid in June 2011 and the remaining amount was forfeited and credited to capital in excess of par value as the result of the conversion. In addition in July 2011, the Golsen Group converted an $8,000 convertible promissory note into 4,000 shares of LSB common stock in accordance with the terms of such note.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15: Subsequent Event

On October 31, 2012, a subsidiary within our Chemical Business closed an acquisition of working interests in certain natural gas properties located in Wyoming County, Pennsylvania, within the Marcellus Shale. Our Chemical Business acquired from a private seller an average working interest of 9.7% (7.7% net revenue interest) in 14 proved producing natural gas wells, 7 proved non-producing natural gas wells and 36 proved undeveloped future drilling locations identified on the leasehold. Our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia. Management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. The purchase price was approximately $49 million, subject to certain adjustments, and was funded by utilizing cash on hand. We are considering financing a portion of the acquisition price in the near term.

Due to the limited time since the acquisition date, the initial accounting for this acquisition is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including the information required for goodwill and contingencies (preliminary purchase price allocation). Also because the initial accounting for this transaction is incomplete, we are unable to provide supplemental pro forma combined revenue and earnings information. We will include this information in our Annual Report on Form 10-K for the year ending December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our September 30, 2012 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

        General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Climate Control Business manufactures and sells a broad range of heating, ventilation and air conditioning (“HVAC”) products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first nine months of 2012, the Climate Control Business accounted for approximately 34% of our consolidated net sales.

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”) for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products. For the first nine months of 2012, the Chemical Business accounted for approximately 64% of our consolidated net sales.

For the third quarter of 2012, the Chemical Business sales volumes and operating income were adversely affected by certain ongoing issues at two of its facilities as summarized below. Also see additional discussion concerning these events under “Downtime at Pryor and El Dorado Facilities-2012”.

During the third quarter of 2012, the Pryor Facility experienced problems with the ammonia conversion process at its primary ammonia plant. As a result, third quarter total production was only 50% of the targeted production rate. We estimate that the Pryor Facility’s third quarter operating income was at least $14 million lower than it would have been had ammonia production been at or near target levels, based upon the selling price of ammonia and UAN during the quarter. We believe this condition will continue until the ammonia converter is replaced in early 2013.

However as of the date of this report, during the fourth quarter, the Pryor Facility’s ammonia production has stabilized at approximately 80% of our targeted production rate of approximately 600 tons per day. Additionally, Pryor’s sales prices for ammonia are currently higher compared to the third quarter. If these trends continue through the fourth quarter, the increase in production and pricing should offset most of Pryor’s lost margin experienced during the third quarter. In addition, our Cherokee Facility was down for a planned major maintenance activity (“Turnaround”) in the third quarter and lost 31 days of UAN production. The current plan is that the Cherokee Facility will be in full production during the fourth quarter of 2012.

As previously reported, the El Dorado Facility was damaged on May 15, 2012, when a reactor in its 98% concentration acid plant (“DSN” plant) exploded. As a result, production at the El Dorado Facility during the third quarter of 2012 was lower than otherwise would have been expected resulting in lost absorption and gross profit margins. In addition, in order to satisfy certain customer product requirements, nitric acid and sulfuric acid were purchased on the open market and resold at a negative gross profit margin. We estimate that the combined lost profits and extra expenses for the third quarter was at least $9 million. We expect this situation will continue but at a lesser impact when the sulfuric acid plant is brought back to production during the fourth quarter. Our insurance policy provides business interruption coverage, which we believe will cover these lost profits and extra expenses. A business interruption claim is being prepared for submittal to our insurance carriers and the recovery will be recognized as a reduction of cost of sales in the quarter the recovery is realized or realizable and earned. As of the date of this report, we believe the earliest that the first installment of business interruption proceeds will be received is during the first quarter of 2013. Our plan is to construct a separate nitric acid plant and to install a separate nitric acid concentration plant to replace the lost production capacity resulting from the loss of the DSN plant. The project to replace the lost capacity is expected to be completed by mid-2015. Also see discussion below under “Capital Expenditures” and “Aggregate Contractual Obligations” of this Item 2.

        Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Climate Control Business - Sales for the first nine months of 2012 were 7% lower than the same period in 2011, including a 10% decrease in geothermal and water source heat pump sales and a 3% decrease in hydronic fan coil sales partially offset by a slight increase in other HVAC sales. From a market sector perspective, the sales decline is due to a 17% decrease in residential product sales and a 4% decrease in sales of commercial/institutional products although we did experience a slight increase in sales of our custom air handlers. The decline in product sales generally reflects the continued softness in the markets we serve and delays between the date of order intake and the date of delivery. For the first nine months of 2012, order levels of our products decreased by 3%, primarily due to lower order levels of our residential products (down 19%), partially offset by an increase in order levels of our commercial/institutional products (up 1%). The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to decline for 2012 compared 2011 levels, although these markets are expected to rebound in aggregate during 2013 and return to the activity levels experienced in 2011. CMFS has also indicated construction growth in the single-family residential sector for both 2012 and 2013.

Chemical Business - Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first nine months of 2012, approximately 48% of sales were into agricultural markets to customers that purchase at spot market and/or futures market prices. During this period, our sales volumes to agricultural customers decreased 5% while sales dollars increased 9% compared to the same period in 2011. For the most part and excluding planned and unplanned downtime, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook for the remainder of 2012 and for 2013 according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, points to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, acres planted or unfavorable weather conditions. We produce anhydrous ammonia from natural gas and UAN from ammonia. Agricultural customer demand for ammonia and UAN was strong during the first nine months of 2012. Selling prices were generally higher while natural gas prices were generally lower compared to the same period in 2011. As a result, gross margins per ton increased for these two products. We produce agricultural grade AN from purchased ammonia, which cost is significantly higher compared to previous years, resulting in a cost disadvantage compared to nitrogen fertilizers directly produced from natural gas.

The remaining 52% of our Chemical Business’ sales were into industrial and mining markets of which approximately 59% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During the first nine months of 2012, our sales volumes to industrial customers decreased 5% and sales volumes to mining customers decreased 18%, as compared to the same period in 2011. Sales dollars during the first nine months of 2012 decreased slightly to industrial customers and sales dollars to mining customers decreased 13% as compared to the same period in 2011. The slight decrease in industrial sales was due to the lower sales volume as a result of the unplanned downtime at our El Dorado Facility as discussed below under “Downtime at Pryor and El Dorado Facilities – 2012” partially offset by our ability to pass through higher cost ammonia with our contractual pricing. Mining sales were lower due, in part, to the unplanned downtime at our El Dorado Facility and due to lower customer demand, which we believe is due to higher coal inventories and natural gas being a more attractive alternative feedstock than coal for utility companies.

        Results for the Third Quarter of 2012

Our consolidated net sales for the third quarter of 2012 were $182.4 million compared to $176.8 million for the same period in 2011. The sales increase of $5.6 million includes an increase of $7.4 million relating to our Chemical Business partially offset by a decrease of $3.8 million relating to our Climate Control Business.

Our consolidated operating income was $11.9 million for the third quarter of 2012 compared to $12.5 million for the same period in 2011. The decrease in operating income of $0.6 million includes a decrease of $1.9 million in our Climate Control Business partially offset by an increase of $0.4 million in our Chemical Business. In addition, our general corporate expense and other business operations net expenses decreased $0.9 million.

Our resulting effective income tax rate for the third quarter of 2012 was approximately 36% compared to 41% for the same period in 2011.

        Climate Control Business

Our Climate Control sales for the third quarter of 2012 were $68.0 million, or $3.8 million below the same period in 2011, and include a $5.0 million decrease in geothermal and water source heat pump sales and a $0.2 million decrease in hydronic fan coil sales, partially offset by a $1.4 million increase in other HVAC sales attributable to higher sales of our custom air handlers. From a market sector perspective, the net decrease includes a $3.3 million decrease in residential sales and a $0.5 million decrease in commercial/institutional product sales. Generally, we believe the overall decline can be attributed to lower consumer confidence in the economy resulting in lower discretionary spending and non-essential and energy saving improvements, including geothermal technology products, having a higher initial cost and longer payback time frame due to the current relatively low natural gas prices.

Our Climate Control operating income for the third quarter of 2012 was $6.9 million, or $1.9 million lower than the same period of 2011 primarily the result of lower sales of our residential products and to a lesser extent reduced gross margins on commercial/institutional products due to product mix, discounting and operating inefficiencies related to lower sales volumes.

We continue to follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Healthcare

•	Hospitality

•	Retail

•	Public

During the third quarter of 2012, approximately 83% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 17% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2012	2011	2012	2011	2012	2011
			(In Millions)
First Quarter	$62.9	$71.6	$62.8	$63.6	$47.4	$58.3
Second Quarter	$66.8	$64.3	$67.5	$77.2	$50.2	$49.9
Third Quarter	$65.6	$65.7	$68.0	$71.8	$51.3	$48.4
Fourth Quarter		$60.8		$69.0		$44.5

(1)	Our product order level consists of confirmed customer purchase orders that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For October 2012, our new orders received were approximately $28 million and our backlog was approximately $59 million at October 31, 2012.

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

We expect the Climate Control Business to experience low to moderate sales growth in the short-term compared to the first nine months of 2012 and the fourth quarter of 2011. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement application, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to increase our sales and marketing efforts for all of our Climate Control products in an effort to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

        Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for the third quarter of 2012 were $110.2 million, an increase of $7.4 million compared to the same period in 2011, which includes a $3.1 million increase in agricultural products sales, a $2.2 million increase in industrial acids and other products sales, and a $2.1 million increase in mining products sales.

The percentage change in sales (volume and dollars) for the third quarter of 2012 compared to the third quarter of 2011 is as follows:

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(3)%	10%
Industrial acids and other	(1)%	5%
Mining	(8)%	7%
Total weighted-average change	(3)%	7%

Our agricultural sales dollars increased due primarily to the impact of product mix change from UAN to agricultural grade AN and ammonia. However agricultural sales in both the third quarters of 2012 and 2011 were lower than otherwise would have been realized due to the unplanned downtime at the Pryor Facility in both quarters.

The increase in industrial acids and other sales in dollars were primarily due to our ability to pass through higher raw material cost of ammonia to our contractual customers.

The increase in mining sales dollars was primarily due to higher ammonia raw material costs passed through on our contractual pricing partially offset by lower sales volume due to the unplanned downtime at our El Dorado Facility and to the reduction in customer demand due to the low cost of natural gas providing an alternative feedstock to coal for utility companies.

The Chemical Business’ operating income for the third quarter of 2012 was $7.5 million or approximately $0.4 million higher than the same period of 2011. The increase in operating income is due, in part, to higher agricultural grade AN sales volumes and margins and improved UAN margins partially offset by costs associated with certain ongoing issues at two of its facilities as discussed above under “Overview – General”. Our Chemical Business’ third quarter operating income is typically lower than the other three quarters since it is the off season for fertilizer demand coupled with the fact that we schedule some of our Turnarounds during this slower period. As a result, maintenance costs are higher and fixed overhead cost absorption is reduced due to the plant downtime.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. During the third quarter of 2012, the average prices for those commodities compared to the same period of 2011 were as follows:

	2012	2011
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$2.87	$4.13

Ammonia average price based upon low Tampa price per metric ton	$696	$574

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

We believe the El Dorado Facility’s nitric acid production capacity will be lower than prior periods, by approximately 20%, until mid-2015 while awaiting the construction of the new 65% nitric acid plant. The lower production will result in lower sales volumes at the El Dorado Facility; however although there are no assurances, we believe a certain amount of the lost profit margins and extra expenses at this facility will ultimately be covered by our business interruption insurance as discussed below under “Downtime at Pryor and El Dorado Facilities – 2012”.

As previously reported, in May 2012, we received permits to operate the two smaller ammonia plants at the Pryor Facility. These plants have begun limited operation. In addition during August 2012, El Dorado Chemical Company (“EDC”) entered into an amendment to EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the amendment, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia at the El Dorado Facility through December 31, 2015.

        Downtime at Pryor and El Dorado Facilities – 2012

Pryor Facility – During the third quarter, the Pryor Facility experienced problems with the ammonia conversion process at its primary ammonia plant. As previously reported, we plan to replace six small ammonia converters at Pryor with one Kellogg converter. We have received our permit to install the Kellogg converter, the foundation for the converter is complete, and the converter is scheduled to be replaced in early 2013. This expenditure will be funded from our working capital. Once the replacement converter is installed and in full operating mode, we should achieve our targeted production rates. In addition, the recent repair undertaken at the urea plant was more extensive than initially anticipated and required the replacement of the urea reactor’s stainless steel liner. As a result, the Pryor Facility did not produce UAN from late February 2012 until July 2012. The capital expenditures incurred associated with the urea reactor were approximately $1.5 million

For the first nine months of 2012, we believe the cumulative adverse impact to operating income due to the planned and unplanned downtime and reduced production at the Pryor Facility was an estimated $38 million (of which $14 million related to the third quarter of 2012) including lost absorption and gross profit.

A notice of insurance claims for property damage and business interruption has been filed with the insurance carrier but the total amount has not been determined. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since, for accounting purposes, it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

El Dorado Facility - On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Due to the extensive damage, the DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, is not being repaired but will be replaced with a new 65% nitric acid plant and a nitric acid concentration plant. The engineering and design process is in progress for both new nitric acid plants. The project to construct these new plants is currently expected to be completed by mid-2015 (also see discussion under “Capital Expenditures” and “Aggregate Contractual Obligations” of this Item 2). Of the three other remaining nitric acid plants, which account for approximately 80% of the nitric acid production capacity at the facility in various concentrations from 56% to 61%, one was restarted in June, another nitric acid plant was restarted in July and the remaining nitric acid plant was restarted in August. The sulfuric acid plant also sustained significant damage and is expected to restart before the end of 2012. The high and low density AN prill plants are fully operational but production has been restricted due to the limited nitric acid feedstock available as a result of this event.

We believe the cumulative adverse impact to operating income for the unplanned downtime at the El Dorado Facility was approximately $16 million (of which $9 million related to the third quarter of 2012) including lost absorption and gross profit margins.

A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial. Our insurance policy provides for replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Because our replacement cost coverage for property damages is estimated to exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through September 30, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred (“recoverable costs”). During September 2012, our insurance carriers approved a partial payment of $20 million to be paid on our property damage claim, which insurance recovery amount was applied against the recoverable costs totaling $18.4 million included in the insurance claim receivable. This insurance recovery in excess of the recoverable costs of $1.6 million is considered a gain contingency and was deferred since the estimated future recoverable costs to be incurred exceeded this amount. In addition, a recovery for certain lost profits from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned. As of September 30, 2012, the balance of the insurance claim receivable relating to this event was $20 million, which consists of the approved partial payment due from our insurance carriers and subsequently received in October 2012. Comments from the engineering firm representing our insurance carriers indicate a preliminary determination that the DSN plant was not totally destroyed by the explosion and is repairable. Engineering examination of the DSN plant damage and repair cost determination is ongoing, so the cost for repair is not yet known but is currently expected to be in the range of $50 million to $70 million. This range of amounts does not include a business interruption recovery.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	September 30,	December 31,
	2012	2011
	(In Millions)
Cash and cash equivalents	$133.8	$124.9
Short-term investments (1)	—	10.0

	$133.8	$134.9

Long-term debt:
Secured Term Loan	$69.4	$72.2
Other	4.2	7.3

Total long-term debt, including current portion	$73.6	$79.5

Total stockholders’ equity	$342.2	$293.3

(1)	These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At September 30, 2012, our cash and cash equivalents totaled $133.8 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2012, we expect our primary cash needs will be for working capital to fund our operations, certain capital expenditures, and general obligations. We expect to fund these cash needs from internally generated cash flows and cash on hand. Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and changes in the production efficiency of our facilities. As discussed below under “Capital Expenditures-Acquisition of Working Interest in Certain Natural Gas Properties,” on October 31, 2012, a subsidiary within our Chemical Business closed an acquisition of working interests in certain natural gas properties. The purchase price was approximately $49 million, subject to certain adjustments, and was funded by utilizing cash on hand. We are considering financing up to $35 million of the acquisition price in the near term. We also expect cash needs associated with the repair and/or replacement of damaged plants and infrastructure within the El Dorado Facility. We expect to fund these expenditures primarily from working capital and insurance proceeds; however, our cash flows and liquidity has been and will continue to be affected by the timing of these insurance proceeds.

As discussed below under “Capital Expenditures-Possible Ammonia Plant.” we are considering, although a definite decision has not been made, the addition of an anhydrous ammonia production plant at the El Dorado Facility, which is estimated to cost in the range of $250 million-$300 million and is estimated to require 24-36 months to complete, which project we expect would be funded with long-term debt.

As discussed below under “Loan Agreements-Terms and Conditions,” the term loan facility (the “Secured Term Loan”) requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At September 30, 2012, the weighted-average interest rate was approximately 3.96%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

As discussed below under “Loan Agreements-Terms and Conditions”, since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. As of September 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million based on eligible collateral less outstanding letters of credit.

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

In 2009, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. Since the shelf registration statement is scheduled to expire in November 2012, we plan to file a new Form S-3 covering the same securities. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

        Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the IRS and other major tax jurisdictions. We are under examination by the IRS and certain state tax authorities for the tax years 2007-2010. As of September 30, 2012, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.6 million accrued for uncertain tax liabilities at September 30, 2012.

        Capital Expenditures

Capital Expenditures-First Nine Months of 2012

Cash used for capital expenditures during the first nine months of 2012 was $61.6 million, including $3.8 million for the benefit of our Climate Control Business and $54.9 million for the benefit of our Chemical Business. The Chemical Business capital expenditures also included approximately $5.3 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded from working capital.

Committed and Planned Capital Expenditures

	Committed
	Remainder		2014 and	Additional
	of 2012	2013	thereafter	Planned	Total
			(In Millions)
Chemical	$35-$40	$90-$93	$40-$42	$90-$95	$255-$270
Climate Control	3-5	0-1	0	2-4	5-10
Other	0-1	0-1	0	10-13	10-15

	$38-$46	$90-$95	$40-$42	$102-$112	$270-$295

Our committed capital expenditures are the capital projects that have been approved by management as of September 30, 2012 and includes projects which are already in progress, projects supported by cost benefit analysis, or projects necessary to replace damaged assets. The additional planned capital expenditures are subject to economic conditions and continued review by management and may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process.

At September 30, 2012, we had committed capital expenditures as indicated in the table above. The committed expenditures include $110 million - $120 million for a new 65% nitric acid plant and concentrator at the El Dorado Facility to replace the lost production from the DSN plant explosion and $55 million - $60 million for expansion opportunities and increased capacities in our facilities.

At September 30, 2012, we also had additional planned capital expenditures as indicated in the table above. The additional planned capital expenditures for the Chemical Business include approximately $49 million - $50 million for the purchase of working interest in certain natural gas properties as discussed below under “Acquisition of Working Interest in Certain Natural Gas Properties” and approximately $38 million - $40 million in additional capital expenditures to fully develop these leaseholds during the next three years.

We plan to fund the total capital expenditures from working capital, internal cash flows, third party financing, and insurance proceeds. Also see discussion above under “Overview – Downtime at Pryor and El Dorado Facilities – 2012”. The committed and planned capital expenditures include approximately $1 million associated with environmental laws, regulations and guidelines (including the wastewater pipeline discussed below under “Wastewater Pipeline”).

Also see discussion below under “Possible Ammonia Plant” concerning the possible addition of an anhydrous ammonia production plant and see discussion below under “Information Request from EPA” concerning additional equipment improvement to certain emission equipment. Capital expenditures relating to these two possible projects are not included in the table above.

Acquisition of Working Interest in Certain Natural Gas Properties

On October 31, 2012, a subsidiary within our Chemical Business closed an acquisition of working interests in certain natural gas properties located in Wyoming County, Pennsylvania, within the Marcellus Shale. Our Chemical Business acquired from a private seller an average working interest of 9.7% (7.7% net revenue interest) in 14 proved producing natural gas wells, 7 proved non-producing natural gas wells and 36 proved undeveloped future drilling locations identified on the leasehold. Currently, our Chemical Business annually purchases approximately 15 million MCF of natural gas as a feedstock for the production of anhydrous ammonia. Management considers this acquisition as an economic hedge against a potential rise in natural prices in the future for a limited amount of our future natural gas production requirements. The purchase price was approximately $49 million, subject to certain adjustments, and was funded by utilizing cash on hand. We are considering financing up to $35 million of the acquisition price in the near term. For 2011 and the first nine months of 2012, the unaudited net revenues attributable to the natural gas working interest we acquired was approximately $3.4 million and $3.8 million, respectively

Possible Ammonia Plant

Our El Dorado Facility produces nitric acids in various concentrations and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products directly produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Therefore we are considering the addition of an anhydrous ammonia production plant at the El Dorado Facility, which if constructed is estimated to cost in the range of $250 million-$300 million and would require an estimated 24-36 months to complete. A definite decision has not been made and the amounts are not included in the above capital expenditures table. If the decision was made to proceed with the construction of a plant, we would expect to fund this project with long-term debt.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. During April 2011, certain companies, including our subsidiary, EDC, and the City of El Dorado, Arkansas (the “City”) entered into a funding agreement and operating agreement related to a wastewater pipeline to be constructed by the City. Each party to the agreements has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose of its wastewater. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $4.0 million, of which $2.7 million has been capitalized as of September 30, 2012. The City plans to complete the construction of the pipeline by the end of 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline has begun, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City.

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

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the first quarter of 2012, our Chemical Business provided to the EPA a proposed global settlement offer in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our ten affected nitric acid plants to achieve certain proposed emission rates. The proposal also offered to negotiate a modest civil penalty but did not provide an amount of any proposed civil penalty. Since the specific types of pollution controls necessary to meet the proposed emission rates at each plant have not been determined, the total capital cost to achieve the proposed emission rates has not been determined with any degree of accuracy; however, the total capital cost could be significant.

The United States Department of Justice (“DOJ”), on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at September 30, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter.

Investigation by ODEQ

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, the Pryor Facility has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. The Company and the Pryor Facility are cooperating with the ODEQ in connection with this investigation. As of the date of this report, we are not aware of recommendations made or to be made by the ODEQ as a result of the pending investigation. Therefore, no liability has been established at September 30, 2012 in connection with this matter.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of September 30, 2012, we utilized $1.3 million of §48C tax credits and we anticipate utilizing approximately $0.5 million of these tax credits to partially offset our federal income tax liability for 2012.

        Estimated Plant Turnaround Costs – Remainder of 2012

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to Turnarounds as they are incurred and are classified as cost of sales. We currently do not plan to perform a Turnaround during the fourth quarter of 2012.

        Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $3.4 million in the first nine months of 2012 in connection with environmental regulatory issues. For the remainder of 2012, we expect to incur expenses ranging from $0.5 million to $1.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Loan Agreements - Terms and Conditions

Amendment to Working Capital Revolver Loan – Since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% (previously plus .50% only) or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75% (previously plus 1.75% only). The interest rate at September 30, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of September 30, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million. Under the Working Capital Revolver Loan, as amended, the lender also continues to require the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum (previously .375% per annum) for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender continues to have the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan continues to be secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At September 30, 2012, the carrying value of the pledged assets was approximately $261 million.

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

Secured Term Loan – At September 30, 2012, the Secured Term Loan’s outstanding balance was $69.4 million. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At September 30, 2012, the stated interest rate on the Secured Term Loan includes a variable interest rate of 3.37% on the principal amount of $46.3 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $23.1 million. At September 30, 2012, the resulting weighted-average interest rate was approximately 3.96%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $85 million at September 30, 2012.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At September 30, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $86 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of September 30, 2012 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 1.50 to 1 and the leverage ratio was .77 to 1.

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

Results of Operations

Nine Months Ended September 30, 2012 Compared To Nine Months Ended September 30, 2011

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$123,346	$136,644	$(13,298)	(9.7)%
Hydronic fan coils	42,285	43,689	(1,404)	(3.2)%
Other HVAC products	32,655	32,295	360	1.1%

Total Climate Control	$198,286	$212,628	$(14,342)	(6.7)%

Gross profit - Climate Control	$60,892	$67,689	$(6,797)	(10.0)%

Gross profit percentage - Climate Control (1)	30.7%	31.8%	(1.1)%

Operating income - Climate Control	$20,007	$26,357	$(6,350)	(24.1)%

(1)	As a percentage of net sales

        Net Sales - Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 17% decline in sales of our residential products, primarily due to the softness in the sector of the single-family residential construction market we serve. Sales of our commercial/institutional products also declined by 7% primarily due to the lower beginning backlog and lower order levels throughout the year, although order levels began to improve in the third quarter of 2012. During the first nine months of 2012, we continued to maintain a market share leadership position of approximately 39%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils decreased primarily due to a 5% decrease in the number of units sold. During the first nine months of 2012, we continued to have a market share leadership position of approximately 31% based on preliminary market data supplied by the AHRI.

•	Net sales of our other HVAC products in the first nine months of 2012 were slightly above the same period in 2011.

        Gross Profit - Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage decline of 1.1% was primarily due to product mix, including a higher content of commercial products with lower gross margins than our residential products, and overhead absorption related to the lower sales volume.

        Operating Income - Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$177,061	$163,060	$14,001	8.6%
Industrial acids and other chemical products	123,258	124,038	(780)	(0.6)%
Mining products	72,232	82,722	(10,490)	(12.7)%

Total Chemical	$372,551	$369,820	$2,731	0.7%

Gross profit - Chemical	$78,789	$89,789	$(11,000)	(12.3)%

Gross profit percentage - Chemical (1)	21.1%	24.3%	(3.2)%

Operating income - Chemical	$67,023	$78,923	$(11,900)	(15.1)%

(1)	As a percentage of net sales

        Net Sales - Chemical

Our Chemical Business reported a slight sales increase for the first nine months of 2012 as a result of the following:

•

Agricultural products sales - Agricultural products sales increased $14.0 million, or 9%, primarily due to increased sales volumes and selling prices for agricultural grade AN and ammonia, partially offset by lower sales of UAN. The increase in agricultural grade AN and ammonia sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices. Despite strong customer demand, our UAN sales decreased due to lower volumes at our Pryor Facility due to the reduced production resulting from the planned and unplanned downtime.

•

Industrial acids and other chemical products sales - Industrial acids and other products sales decreased primarily as the result of the unplanned downtime at the El Dorado Facility partially offset by the increased raw material ammonia cost passed through on our contractual pricing contracts with customers.

•

Mining products sales - Mining products sales decreased $10.5 million, or 13% primarily due to lower volumes as the result of the unplanned downtime at the El Dorado Facility and the lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies and the current higher coal supply carried over from the warm winter in North America.

        Gross Profit - Chemical

The decrease in gross profit of $11.0 million is attributable to costs totaling $21 million due to the planned and unplanned downtime at our Pryor and El Dorado Facilities during the first nine months of 2012, which includes unabsorbed fixed overhead costs, losses incurred on firm sales commitments, maintenance and repair costs, and other expenses, and an insurance recovery of $8.6 million in the second quarter of 2011 (recorded as a reduction to cost of sales) relating to a business interruption claim. This decrease was partially offset by increased agricultural grade AN sales volumes and margins and by improved UAN margins due to increased selling prices and lower natural gas feedstock costs both over the same period in 2011.

        Operating Income - Chemical

In spite of very strong agricultural supply and demand fundamentals, operating income declined $11.9 million primarily due to the decrease in gross profit as discussed above.

See the discussion as to our Chemical Business’ acquisition of certain natural gas working interest and its unaudited net revenues for 2011 and the first nine months of 2012 under “Capital Expenditures – Acquisition of Working Interest in Certain Natural Gas Properties”.

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

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales - Other	$11,057	$7,444	$3,613	48.5%

Gross profit - Other	$3,685	$2,719	$966	35.5%

Gross profit percentage - Other (1)	33.3%	36.5%	(3.2)%

General corporate expense and other business operations, net	$(9,736)	$(10,477)	$741	(7.1)%

(1)	As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the first nine months of 2012 was $27.1 million compared to $33.6 million for the first nine months of 2011. The resulting effective tax rate for the first nine months of 2012 was 36% compared to 37% for the same period in 2011. See additional discussion relating to income taxes above under “Liquidity and Capital Resources – Income Taxes.”

Three Months Ended September 30, 2012 Compared To Three Months Ended September 30, 2011

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$41,478	$46,458	$(4,980)	(10.7)%
Hydronic fan coils	15,639	15,806	(167)	(1.1)%
Other HVAC products	10,865	9,540	1,325	13.9%

Total Climate Control	$67,982	$71,804	$(3,822)	(5.3)%

Gross profit - Climate Control	$20,457	$22,808	$(2,351)	(10.3)%

Gross profit percentage - Climate Control (1)	30.1%	31.8%	(1.7)%

Operating income - Climate Control	$6,856	$8,738	$(1,882)	(21.5)%

(1)	As a percentage of net sales

        Net Sales – Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 22% decline in sales of our residential products, primarily due to the softness in the sector of the single-family residential construction market we serve. Sales of our commercial/institutional products also declined by 5% due to the lower beginning backlog and order levels.

•	Net sales of our hydronic fan coils decreased slightly compared to the same period in 2011.

•

Net sales of our other HVAC products in the third quarter of 2012 were above the same period in 2011 primarily due to higher sales of custom air handlers partially offset by decreased sales in our engineering and construction services.

        Gross Profit – Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage decrease of 1.7% was primarily due to product mix, including a higher content of commercial products with lower gross margins than our residential products, and overhead absorption related to lower sales volume.

        Operating Income – Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended September 30,

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$33,230	$30,127	$3,103	10.3%
Industrial acids and other chemical products	45,149	42,887	2,262	5.3%
Mining products	31,833	29,755	2,078	7.0%

Total Chemical	$110,212	$102,769	$7,443	7.2%

Gross profit - Chemical	$11,291	$10,677	$614	5.8%

Gross profit percentage - Chemical (1)	10.2%	10.4%	(0.2)%

Operating income - Chemical	$7,529	$7,105	$424	6.0%

(1)	As a percentage of net sales

        Net Sales - Chemical

Our Chemical Business reported a 7.2% sales increase for the third quarter of 2012 as a result of the following:

•

Agricultural products sales - Agricultural products sales increased $3.1 million, or 10%, primarily due to increased sales volumes and selling prices for agricultural grade AN and higher volumes of ammonia, partially offset by lower volumes of UAN. The increase in agricultural grade AN and ammonia sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices. Despite strong customer demand, our UAN sales decreased due, in part, to lower volumes at our Pryor Facility as a result of the unplanned downtime and problems with the ammonia conversion process and lower volumes at our Cherokee Facility due to an extended Turnaround.

•

Industrial acids and other chemical products sales - Industrial acids and other products sales increased $2.3 million, or 5%, primarily due to increased raw material ammonia cost passed through on our contractual pricing contracts with customers.

•

Mining products sales - Mining products sales increased $2.1 million, or 7% primarily due to higher ammonia raw material costs passed through on our contractual pricing partially offset by lower sales volumes due to the unplanned downtime at the El Dorado Facility and the current low cost of natural gas as an alternative fuel for utility companies.

        Gross Profit - Chemical

The increase in gross profit of $0.6 million is primarily due to increased agricultural grade AN sales volumes and margins and improved UAN margins due to increased selling prices and lower natural gas feedstock costs over the same period in 2011. This increase was partially offset by costs totaling $6 million due to the unplanned downtime at our El Dorado Facility and the problems with the ammonia conversion process at the Pryor Facility in the third quarter of 2012, which costs include unabsorbed fixed overhead costs and maintenance, repair costs and other expenses.

        Operating Income - Chemical

The increase in operating income of $0.4 million relates primarily to the increase in gross profit discussed above.

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

				Percentage
	2012	2011	Change	Change
	(Dollars In Thousands)
Net sales - Other	$4,180	$2,207	$1,973	89.4%

Gross profit - Other	$1,439	$772	$667	86.4%

Gross profit percentage - Other (1)	34.4%	35.0%	(0.6)%

General corporate expense and other business operations, net	$(2,496)	$(3,351)	$855	(25.5)%

(1)	As a percentage of net sales

Provision For Income Taxes

The provision for income taxes for the third quarter of 2012 was $3.9 million compared to $4.4 million for the third quarter of 2011. The resulting effective tax rate for the third quarter of 2012 was 36% compared to 41% for the same period in 2011. See additional discussion relating to income taxes above under “Liquidity and Capital Resources – Income Taxes.”

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

For the first nine months of 2012, net cash provided by continuing operating activities was $73.4 million primarily as the result of net income of $47.0 million plus an adjustment of $15.1 million for depreciation and amortization in addition to $6.7 million of net cash provided by changes in assets and liabilities.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for the first nine months of 2012 was $52.0 million that consisted primarily of $61.6 million of capital expenditures of which $3.8 million and $54.9 million are for the benefit of our Climate Control and Chemical Businesses, respectively, partially offset by $10.0 million of net proceeds from short-term investments.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities for the first nine months of 2012 was $12.4 million that primarily consisted of payments on long-term debt, loans and short-term financing.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2011 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first nine months of 2012, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of September 30, 2012 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2012, we have agreed to indemnify the sureties for payments, up to $13.1 million, made by them in respect of such bonds. All of these insurances bonds are expected to expire or be renewed in 2012 or 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2011 Form 10-K and in our Form 10-Qs for the quarterly periods ended March 31, 2012 and June 30, 2012, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	wastewater pipeline project,

•	operating leases,

•	firm purchase commitments and futures/forward contracts,

•	contractual obligations – carbon credits

•	accrued contractual manufacturing and profit sharing obligations, and

•	other contractual obligations.

As discussed under “Overview” and “Liquidity and Capital Resources”, in May 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Due to the extensive damage, the DSN plant is not being repaired but will be replaced by a new 65% nitric acid plant and a nitric acid concentration plant, which is currently expected to be completed in mid-2015. Although the estimated amount of capital expenditures for these new plants is expected to exceed $100 million, we expect to fund a portion of these capital expenditures from insurance proceeds and the remaining balance from working capital, internal cash flows, and/or third party financing. Also see discussions concerning other capital expenditure discussed under “Liquidity and Capital Resources – Capital Expenditures”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Climate Control and Chemical Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2012, we had minimal embedded losses associated with sales commitments with firm sales prices.

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

At September 30, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.63 per pound ($2.3 million) and a weighted-average market value of $3.77 per pound ($2.4 million), which contracts are generally accounted for on a mark-to-market basis.

Periodically, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2012, our purchase commitments under these contracts were for approximately 0.2 million MMBtu of natural gas through October 2012 at the weighted-average cost of $3.08 per MMBtu ($0.5 million), which approximates fair value.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2012, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At September 30, 2012, the fair value of this contract (unrealized loss) was $2.0 million.

As of September 30, 2012 and December 31, 2011, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

the negative impact to operating results in 2012 from unplanned downtime (including extra expenses) at the El Dorado Facility which will continue but at a lesser impact when the sulfuric acid plant is brought back to production during the fourth quarter;

•	the negative impact to operating results in 2012 from the planned and unplanned downtime and problems with the ammonia conversion process at the Pryor Facility;

•	the increase in production and pricing during the fourth quarter should offset most of Pryor’s lost margin experienced during the third quarter;

•	the Cherokee Facility will be in full production during the fourth quarter of 2012;

•

a decline in construction activity in the commercial/institutional sector for 2012 and to rebound during 2013 and a growth in construction activity in the single-family residential sector for 2012 and 2013;

•	positive supply and demand fundamentals for nitrogen fertilizer products for the remainder of 2012 and for 2013;

•	sales increases in the medium and long-term to be primarily driven by growth in new construction and introduction of new products in the Climate Control Business;

•	the timing of when the sulfuric acid plant will be restarted;

•

our cash needs associated with the repair and/or replacement of damaged plants and infrastructure within the El Dorado Facility and funding those cash needs primarily from working capital and insurance proceeds;

•	our only significant seasonal products are fertilizer and related chemical products;

•	the amount of decline in nitric acid production at the El Dorado Facility and the lost profit margins and extra expenses will be covered by our business interruption insurance;

•	the replacement of the ammonia convertor in early 2013 and achieving our targeted production rates;

•	the cost and amount of time to construct the new 65% nitric acid plant and a nitric acid concentration plant and how this project will be funded;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience low to moderate sales growth in the short-term compared to the first nine months of 2012;

•

our primary cash needs will be for working capital to fund our operations, certain capital expenditures, and general obligations for the remainder of 2012, which will be funded from internally generated cash flows and cash on hand;

•	internally generated cash flows and liquidity could be affected by declines in sales volume and changes in the production efficiency of our facilities;

•	the earliest business interruption proceeds will be received is during the first quarter of 2013;

•	IRS adjustments, if any, will not result in a material change to our financial position;

•	expenses in connection with environmental regulatory issues for the remainder of 2012;

•	accounting estimates and assumptions utilized as of September 30, 2012 could change in the near term;

•	our insurance bonds to expire or be renewed in 2012 or 2013;

•	the amount and timing of committed and planned capital expenditures and the possible ammonia plant and how these expenditures will be funded;

•	the amount and timing of capital expenditures to fully develop our recently acquired natural gas working interest leaseholds;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability for 2012;

•	the amount of capital expenditures necessary in order to bring the equipment into compliance with the Clean Air Act could be substantial;

•	meeting all required covenant tests for the remaining quarter of 2012;

•	costs relating to environmental and health laws and enforcement policies thereunder; and

•	seasonality.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2011 Form 10-K or in our Form 10-Q for quarters ended March 31, 2012 and June 30, 2012 except for the following:

On September 19, 2012, the U.S. District Court for the District of Kansas issued its order entering judgment for LSB and against Jayhawk Capital Management and its affiliates (the “Jayhawk Group”) on all claims asserted by the Jayhawk Group in the previously reported lawsuit brought by the Jayhawk Group against LSB in connection with LSB’s exchange offer and thereafter LSB’s redemption in 2007 for its Series 2, $3.25 Convertible Exchangeable Class C Preferred Stock (the “Series 2 Preferred”). This case is styled Jayhawk Capital Management, LLC, et al. v. LSB Industries, Inc. In 2007, LSB completed an exchange offer for all of its outstanding Series 2 Preferred at a rate of 7.4 shares of common stock for each share of Series 2 Preferred exchanged and thereafter redeemed the remaining outstanding balance of its Series 2 Preferred. The Jayhawk Group alleged that it should have been able to exchange all of its Series 2 Preferred in the exchange offer, notwithstanding a separate written agreement between LSB and the Jayhawk Group in which the Jayhawk Group agreed to exchange only approximately one-half of its shares of Series 2 Preferred. The lawsuit alleged fraudulent inducement and fraud, violation of the federal and Kansas securities laws, breach of fiduciary duty, and breach of contract. The Jayhawk Group sought damages of approximately $12 million, based upon the additional number of shares of common stock it allegedly would have received if Jayhawk had been allowed to exchange all of its Series 2 Preferred in connection with the 2007 exchange offer, plus punitive damages. In addition, the Jayhawk Group alleged that LSB breached its contract by not paying the Jayhawk Group approximately $4 million in accrued and unpaid dividends upon the Jayhawk Group’s conversion of its remaining Series 2 Preferred in connection with LSB’s redemption of the balance of its Series 2 Preferred. The court entered a judgment in favor of LSB on all of the claims made by Jayhawk Group in the lawsuit. Jayhawk has agreed not to appeal the court’s decisions and LSB has agreed to waive asserting of a claim to access Jayhawk for certain court costs.

As previously reported, EDC settled an Administrative Complaint issued by the EPA relating to certain alleged violations of EDC’s 2004 NPDES permit, which complaint had been taken over by the U.S. Department of Justice (“DOJ”). Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and, as previously reported, the EPA indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. During August 2012, the DOJ notified EDC that certain legal action would be commenced soon as a result of the alleged violations from and after January 1, 2011. As of the date of this report, we are not aware of any legal action taken by the DOJ in connection with alleged violations from and after January 1, 2011.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2011 Form 10-K or in our March 31, 2012 Form 10-Q except for the following:

As discussed in the MD&A of Part I of this report, on October 31, 2012, a subsidiary within our Chemical Business purchased an average working interest of 9.7% (7.7% net revenue interest) in 14 proved producing natural gas wells, 7 proved non-producing natural gas wells and 36 proved undeveloped future drilling locations identified on the leasehold. The following is a summary of risks associated with this acquisition.

Adverse change in economic conditions and natural gas prices may have a negative effect on operating results, liquidity and financial condition.

An adverse change in economic conditions could lead to the risk of insolvency of the well operator and natural gas purchasers. In addition, natural gas prices can be volatile. Price volatility makes it difficult to estimate with precision the value of our producing properties. Lower natural gas prices may trigger significant impairment write-downs on a portion of our natural gas properties. Lower natural gas prices can also negatively affect the amount of cash flow available for capital expenditures and operating expenses. Further, we may be required to write down the carrying value of our natural gas working interests. Therefore, these changes could adversely impact our operating results, liquidity and financial condition.

We cannot control activities on natural gas properties we do not operate.

We do not operate any of the natural gas properties in which we have a working interest and have very limited ability to exercise influence over operations of these properties or their associated costs. Our dependence on the operator and other working interest owners for this project and the limited ability to influence operations and associated costs could adversely affect the realization of our return on capital in this project. The success and timing of drilling and development activities on these properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of appropriate technology.

In addition, cost factors can adversely affect the economics of this project, and ultimately the cost of drilling, completing and operating a well is controlled by the well operator and existing market conditions. Further drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, environmental and other governmental requirements, the cost and availability of drilling rigs, equipment and services and the expected sales price to be received for natural gas produced from the wells.

The value of our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will affect the quantities and present value of our reserves.

It is not possible to measure underground accumulations of natural gas in a precise manner. The value of our natural gas reserves requires subjective estimates of underground accumulations of natural gas and assumptions concerning future prices of this commodity, future production levels, and operating and development costs. In estimating these reserves, certain assumptions may prove to be incorrect, including assumptions relating to the level of natural gas prices, future production levels, capital expenditures, operating and development costs, the effects of regulation and availability of funds. If these assumptions prove to be incorrect, our estimates of the value of reserves (the economically recoverable quantities of natural gas), the classifications of reserves based on risk of recovery and our estimates of the future net cash flows from our reserves could change significantly.

Natural gas drilling and producing operations involve various risks and may not be profitable or achieve our targeted returns.

We are subject to all the risks normally incident to the operation and development of natural gas properties including well blowouts, cratering and explosions, pipe failures, fires, abnormal pressures, uncontrollable flows of natural gas, brine or well fluids, release of contaminants into the environment and other environmental hazards and risks. These risks could give rise to significant uninsured costs that could have a material adverse effect on our financial results.

Drilling for natural gas within the leaseholds acquired may involve unprofitable efforts, not only from dry wells but also from wells that we believe are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. The cost of drilling, completing and operating a well is often uncertain, and many factors can adversely affect the economics of a well or property.

Future legislative or regulatory changes may result in increased costs and decreased revenues, cash flows and liquidity.

Wells in which we own a working interest are subject to extensive federal, state and local regulation. New or changed laws and regulations could have an adverse effect on our operating results, liquidity and financial condition.

The undeveloped natural gas wells in which we own an interest are expected to be hydraulically fractured as a part of the process of completing the wells and putting them on production. Some members of Congress have proposed legislation to either ban or further regulate the hydraulic fracturing process. If legislation is passed to ban hydraulic fracturing, the number of wells drilled and developed in the future will drop dramatically. Legislation imposing further regulation of hydraulic fracturing may result in increased costs to drill, complete and operate wells, as well as delays in obtaining permits to drill wells.

Various state and federal governments and other organizations are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas that the operator of these wells intends to sell.

Recent federal budget proposals would potentially increase and accelerate the payment of federal income taxes of independent producers of natural gas. These changes, if enacted, will make it more costly for us to explore for and develop our natural gas and oil resources.

Our natural gas working interest operations may be adversely affected by oilfield services shortages, pipeline and gathering system capacity constraints and various transportation interruptions.

From time to time, the natural gas wells in which we have a working interest may experience delays in drilling and completing due, in part, to a shortage of hydraulic fracturing capacity, especially in the unconventional U.S. natural gas plays where hydraulic fracturing is necessary for the successful development of wells. In developing plays, the demand for equipment such as pipe and compressors can exceed the supply, and it is challenging to attract and retain qualified oilfield workers. Delays in developing our natural gas assets for these and other reasons could negatively affect our revenues and cash flow.

Loss of key personnel could negatively affect our business.

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers. We cannot promise that our principal executive officers will continue to be available. Jack E. Golsen has an employment agreement with us. No other principal executive has an employment agreement with us. The loss of some of our principal executive officers could have a material adverse effect on us. Members of our management, other than Jack E. Golsen, have limited experience in the energy business. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Significant capital expenditures are required in connection with our reserves and to conduct our activities relating to our recently acquired gas working interest.

The development of these natural gas working interests will require capital expenditures to drill and develop additional wells. We intend to fund the capital expenditures from cash flows from these working interests. Future cash flows from these working interest activities are subject to a number of risks and variables, such as the prices of natural gas, success in developing and producing our existing reserves and the other risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Amendment Number Four and Addendum to Amended and Restated Term Loan Agreement, dated effective August 16, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed September 18, 2012.

10.1	Fifth Amendment to the Anhydrous Ammonia Sales Agreement, dated August 22, 2012, between KOCH Nitrogen International Sárl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 28, 2012. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDERS CF#28826, CF#28827, AND CF#28828, EACH DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.2	Purchase and Sale Agreement, dated October 31, 2012, between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 2, 2012. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of November 2012.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer