Form 10-K
period 2012-12-31
LSB INDUSTRIES INC
filed 2013-02-28
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐    No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes    ☐    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).     ☒  Yes    ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2012, was approximately $580 million. As a result, the Registrant is a large accelerated filer as of December 31, 2012. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2012. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 15, 2013, the Registrant had 22,423,273 shares of common stock outstanding (excluding 4,320,462 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

PART I

ITEM 1. BUSINESS

General

LSB Industries, Inc. (“LSB” or “Registrant”) was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. LSB is a diversified holding company involved in manufacturing and marketing operations through its subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”) for the agricultural, industrial, and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid (“DEF”) and various other products. Also see discussion below under “Chemical Business” concerning an acquisition of working interests in certain natural gas properties.

•

Climate Control Business manufactures and sells a broad range of heating, ventilation and air conditioning (“HVAC”) products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma.

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

Chemical Business - Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2012, approximately 46% of sales were into agricultural markets to customers that purchase at spot market and/or futures market prices. During 2012, our sales volumes to agricultural customers decreased 17% while sales dollars decreased 6% compared to 2011. This decrease in sales is primarily the result of the planned and unplanned downtime at certain of our chemical facilities as discussed below partially offset by higher sales prices. In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook for 2013 according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, points to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, acres planted of crops requiring fertilizer, or unfavorable weather conditions. We use natural gas to produce anhydrous ammonia, which ammonia is also used to produce UAN. Agricultural customer demand for ammonia and UAN was strong during 2012. Selling prices for ammonia were generally higher while selling prices for UAN were slightly less compared to 2011 and the cost for natural gas used to produce these products was generally lower. As a result, gross margins per ton increased for these two products. We produce agricultural grade AN from purchased ammonia, which cost is significantly higher compared to previous years and significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers that can be produced from natural gas.

Approximately 54% of our Chemical Business’ sales were into industrial and mining markets of which approximately 60% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2012, our sales volumes to industrial customers decreased 5% and sales volumes to mining customers decreased 24%, as compared to 2011. Sales dollars during 2012 increased slightly to industrial customers and sales dollars to mining customers decreased 19% as compared to 2011. The slight increase in industrial sales was due to our ability to pass through higher cost ammonia with our contractual pricing. Mining sales were lower due, in part, to the unplanned downtime at our El Dorado and Cherokee Facilities as discussed below under “Downtime at Certain Chemical Facilities and Certain Capital Expenditures” and due to lower customer demand, which we believe is due to higher coal inventories and natural gas being a more attractive alternative feedstock than coal for utility companies.

Climate Control Business - Sales for 2012 were 5% lower than the same period in 2011, including an 11% decrease in geothermal and water source heat pump sales partially offset by a 3% increase in hydronic fan coil and a 10% increase in other HVAC sales. From a market sector perspective, the sales decline is due to a 21% decrease in residential product sales and a slight decrease in sales of commercial/institutional products although sales of our custom air handlers increased. The decline in product sales generally reflects the continued softness in the markets we serve, customers placing orders later in the project construction process, and delays between the date of order intake and the date of delivery. For 2012, order levels of our products decreased slightly primarily due to lower order levels of our residential products (down 21%), partially offset by an increase in order levels of our commercial/institutional products (up 6%). The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 and return to the activity levels experienced in 2011. CMFS has also indicated construction growth in the single-family residential sector for 2013.

See further discussion relating to the economy under various risk factors under Item 1A of this Part 1 and “Overview-Economic Conditions” of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this report.

Downtime at Certain Chemical Facilities and Certain Capital Expenditures

During 2012, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture at the Cherokee Facility in November that damaged the ammonia plant and mechanical issues at the Pryor Facility all resulting in lost production and significant adverse effect on 2012 sales, operating income and cash flow.

For 2012, we estimate the cumulative negative effect on operating income from these incidents and issues to be approximately $83 million, including lost absorption and gross profit margins.

Until the facilities are returned to normal production, operating income at these facilities will continue to be lower in 2013 than otherwise would be expected. We estimate that the monthly negative effect on operating income will approximate $1 million to $2 million at the El Dorado Facility until the new 65% strength nitric acid plant and the 98% concentrated nitric acid plant are constructed and begin production during the first half of 2015. The estimated combined cost for these new nitric acid plants is up to approximately $120 million. See discussion under “Liquidity and Capital Resources” in our MD&A contained herein as to funding of these new plants. In addition, we estimate that the monthly negative effect on operating income will approximate $8 million to $9 million at the Cherokee Facility until the repairs of the ammonia plant are completed and production resumes, which production is currently scheduled to begin in May 2013. Also we estimate the monthly adverse effect on the Pryor Facility’s operating income in 2013 prior to the restart of the ammonia plant in March 2013 was approximately $8 million.

Although the events are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have recently undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities. A key component of the improvement program is the implementation of enhanced PSM programs to supplement existing PSM programs. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. The program also includes the installation of additional automation and additional plant equipment protections.

As a result of certain of the events discussed above, we have filed insurance claims to recover a portion of the costs incurred and lost profits. See further discussion relating to the downtime of certain chemical facilities (and various risk factors associated with our chemical facilities) and our property and business interruption insurance claims and recovery under Item 1A of this Part I and “Overview” of our MD&A contained in this report.

We are also planning to construct an ammonia plant at the El Dorado Facility at an estimated cost ranging from $250 million to $300 million. If constructed, the ammonia plant will produce all of this facility’s ammonia feedstock requirements replacing the ammonia currently being purchased at a cost disadvantage compared to ammonia produced from natural gas. The final decision to construct the ammonia plant is subject to approval of our Board of Directors, and a number of business considerations, including, but not limited to, obtaining the required permits and adequate third-party financing. An independent engineering firm has been engaged to assist in the preliminary engineering and cost evaluation leading to our final decision. See further discussion relating to capital expenditures and related financing under “Liquidity and Capital Resources” of our MD&A contained in this report.

Website Access to Company’s Reports

Our internet website address is www.lsbindustries.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website within a reasonable amount of time after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

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

In October 2012, a subsidiary within our Chemical Business acquired working interests in certain natural gas properties. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia, management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements although we are not the operator of the wells included in this acquisition and have no, or very limited, ability to direct the operations of these wells. We report the working interests as part of the Chemical Business reportable segment. See additional discussion concerning our natural gas working interests under “Liquidity and Capital Resources” of our MD&A contained in this report.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2012	2011	2010
Percentage of net sales of the Chemical Business:
Agricultural products	46%	45%	39%
Industrial acids and other chemical products	34%	32%	36%
Mining products	20%	23%	25%
Natural gas (1)	—%	—%	—%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Agricultural products	29%	29%	22%
Industrial acids and other chemical products	21%	20%	21%
Mining products	13%	15%	15%
Natural gas (1)	—%	—%	—%

	63%	64%	58%

(1)	Less than 1% in 2012

Market Conditions—Chemical Business

As discussed above and in more detail below under “Overview-Economic Conditions” of the MD&A contained in this report, agricultural volumes are driven by fertilizer demand, which depends upon acres planted of crops requiring fertilizer to enhance yield. We believe the current outlook indicates a strong demand for grains that should in turn result in strong demand for the types of nitrogen fertilizer we produce. The fertilizer outlook could be affected by significant changes in commodity prices, acres planted or weather conditions. The industrial and mining volumes are driven by general economic conditions, energy prices, and contractual arrangements with certain large customers.

Agricultural Products

Our Chemical Business produces UAN, agricultural grade AN, and anhydrous ammonia, all of which are nitrogen-based fertilizers. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past few years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States. Our historical sales of agricultural products are shown in the following table. The sales shown do not reflect amounts used internally, such as ammonia, in the manufacture of other products, or intercompany sales.

	2012		2011		2010
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
			(In Thousands)
Agricultural products:
UAN	262	$78,526	421	$129,507	191	$36,794
AN	158	65,150	157	57,703	201	56,758
Ammonia	87	48,489	51	26,392	49	22,430
Other*		25,164		17,997		19,616

Total		$217,329		$231,599		$135,598

*	Includes phosphate and potassium products purchased and sold through our retail and wholesale distribution centers.

Our Chemical Business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through its network of wholesale and retail distribution centers. In addition, our Chemical Business sells at market prices substantially all of the UAN produced at the Pryor Facility pursuant to an agreement with a third-party purchaser. The term of the agreement is through June 2014, but may be terminated earlier by either party pursuant to the terms of the agreement. However, during the downtime at the Pryor Facility, the force majeure provision of this agreement was in effect.

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

Major Customer—Chemical Business

The following summarizes net sales to our major customer relating to our products of the Chemical Business:

	2012	2011	2010
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	14%	17%	18%
LSB’s consolidated net sales	9%	11%	11%

Raw Materials—Chemical Business

The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks: anhydrous ammonia and natural gas. These raw material feedstocks are commodities, subject to price fluctuations.

The El Dorado Facility normally purchases approximately 200,000 tons of anhydrous ammonia annually and produces and sells approximately 470,000 tons of nitrogen-based products per year. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the United States. Anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of anhydrous ammonia, our subsidiary, El Dorado Chemical Company (“EDC”), will purchase a majority of its anhydrous ammonia requirements through December 2015 from this supplier. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract.

The Cherokee Facility normally purchases 5 million to 6 million MMBtu of natural gas to produce and sell approximately 300,000 to 370,000 tons of nitrogen-based products per year. Natural gas is a primary raw material for producing anhydrous ammonia, UAN and other products. Periodically, the Cherokee Facility purchases approximately 175,000 tons of anhydrous ammonia to supplement its annual production capacity. Anhydrous ammonia can be delivered to the Cherokee Facility by truck, rail or barge.

The Pryor Facility normally purchases 5 million to 6 million MMBtu of natural gas to produce and sell approximately 300,000-335,000 tons of nitrogen-based products per year.

The Cherokee and Pryor Facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of certain of the natural gas requirements. Also see our discussion above concerning an acquisition of working interests in certain natural gas properties as part of our hedging strategy.

The Baytown Facility consumes more than 120,000 tons of purchased anhydrous ammonia per year; however, the majority of the Baytown Facility’s production is sold to a customer pursuant to the Bayer Agreement that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit.

Spot anhydrous ammonia and natural gas costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:

•	ammonia based upon the low Tampa price per metric ton as published by Fertecon and FMB Ammonia reports and

•	natural gas based upon the daily spot price at the Henry Hub pipeline pricing point.

	Ammonia Prices Per Metric Ton		Natural Gas Prices Per MMBtu
	High	Low	High	Low
2012	$720	$360	$3.77	$1.83
2011	$705	$475	$4.92	$2.80
2010	$470	$300	$7.51	$3.18

As of February 15, 2013, the published price, as described above, for ammonia was $655 per metric ton and natural gas was $3.30 per MMBtu.

Sales Strategy—Chemical Business

Our Chemical Business has pursued a strategy of developing industrial and mining customers that purchase substantial quantities of products, including contractual obligations to purchase minimum quantities and pricing arrangements that provide for the pass through of raw material and other manufacturing costs. These arrangements help mitigate the volatility risk inherent in the raw material feedstocks and/or the changes in demand for our products. For 2012, approximately 54% of the Chemical Business’ sales were into industrial and mining markets of which approximately 60% of these sales were pursuant to these types of arrangements. Approximately 46% of our 2012 sales were into agricultural markets primarily at the price in effect at time of shipment. Periodically, we enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of natural gas for the purpose of securing the profit margin on a certain portion of our firm sales price commitments in our Chemical Business. Also see our discussion above concerning an acquisition of working interests in certain natural gas properties.

The spot sales prices of our agricultural products may not have a correlation to the anhydrous ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources. This lack of correlation can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Looking forward, we are pursuing profitable growth of our Chemical Business including the potential to increase the output of our existing production facilities. See further discussion under “Capital Expenditures” of our MD&A contained in this report. Our strategy also calls for increased emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the cost of natural gas and ammonia.

Seasonality—Chemical Business

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

Regulatory Matters—Chemical Business

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental Matters” of this Item 1 and various risk factors under Item 1A.

Competition—Chemical Business

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Coffeyville Resources, Dyno Nobel, Koch, Potash Corporation of Saskatchewan, and Yara International, many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems, including modular geothermal chillers and simultaneous heating and cooling modules. These products are for use in commercial/institutional and residential HVAC systems. Our products are installed in some of the most recognizable commercial/institutional developments in the U.S., including the Prudential Tower, Rockefeller Plaza, Trump Tower, Time Warner Center and many others. In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton and Hilton hotels, among others.

The following table summarizes net sales information relating to our products of the Climate Control Business:

	2012	2011	2010
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	61%	65%	69%
Hydronic fan coils	21%	19%	15%
Other HVAC products	18%	16%	16%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Geothermal and water source heat pumps	22%	23%	28%
Hydronic fan coils	7%	7%	6%
Other HVAC products	6%	5%	7%

	35%	35%	41%

Market Conditions—Climate Control Business

As discussed above, CMFS has indicated that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 and return to the activity levels experienced in 2011. CMFS has also indicated construction growth in the single-family residential sector for 2013.

In addition, we believe that tax credits and incentives contained in the American Reinvestment and Recovery Act of 2009, have and could continue to stimulate sales of our geothermal heat pump products, as well as other “green” products.

Geothermal and Water Source Heat Pumps

We believe our Climate Control Business is a leading provider of geothermal and water source heat pumps to the commercial/institutional construction and renovation markets in the U.S. Water source heat pumps are highly efficient heating and cooling products, which enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market share for commercial/institutional water source heat pumps relative to other types of heating and air conditioning systems should continue to grow due to the relative efficiency and longevity of such systems, as well as the replacement market for those systems.

We also provide geothermal heat pumps in residential and commercial/institutional applications. Geothermal systems, which circulate water or a combination of water and antifreeze through an underground heat exchanger, are considered to be the most energy efficient systems currently available in the market. We believe the energy efficiency and longer life of geothermal systems, as compared with other systems, as well as tax incentives that are available to homeowners and businesses when installing geothermal systems, will increase demand for our geothermal products. Our products are sold to the commercial/institutional markets, as well as single and multi-family residential new construction, renovation and replacements.

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

Production and Backlog—Climate Control Business

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial/institutional or residential structures. Most customers place their product orders well in advance of required delivery dates.

The backlog of confirmed customer product orders (purchase orders from customers that have been accepted and received credit approval) for our Climate Control Business was approximately $55.5 million and $44.5 million as of December 31, 2012 and 2011, respectively. The backlog of product orders generally does not include amounts relating to shipping and handling charges, service orders or service contract orders. The backlog also excludes contracts for our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders. We expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.

Distribution—Climate Control Business

Our Climate Control Business sells its products primarily to mechanical contractors, original equipment manufacturers (“OEMs”) and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers’ representatives, who also represent complementary product lines not manufactured by us. OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business. The following table summarizes net sales to OEMs relating to our products of the Climate Control Business:

	2012	2011	2010
Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	22%	21%	24%
LSB’s consolidated net sales	8%	7%	10%

Market—Climate Control Business

Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. This includes, but is not limited to, custom designed geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular chiller systems including geothermal chillers and simultaneous heating and cooling modules in markets such as education, single-family residential, multi-family residential, healthcare, hospitality, retail, and industrial.

Raw Materials and Components—Climate Control Business

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

Competition—Climate Control Business

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

Continue to Introduce New Products—Climate Control Business

Based on business plans and key objectives submitted by subsidiaries within our Climate Control Business, we expect to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business.

Employees

As of December 31, 2012, we employed 1,881 persons. As of that date, our Chemical Business employed 508 persons, with 149 represented by unions under agreements that expire in July through November of 2013, and our Climate Control Business employed 1,296 persons, none of whom were represented by a union.

Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate any natural gas wells where we own an interest and compliance with environmental laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved.

In addition, we generally record the estimated fair value of an asset retirement obligation (“ARO”) incurred associated with tangible long-lived assets in the period when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is an obligation for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or legal construction. AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time.

We are obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our AROs. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

As discussed under “Liquidity and Capital Resources” of our MD&A, our Chemical Business acquired working interests in certain natural gas properties. As a result of this acquisition, we recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At December 31, 2012 and 2011, our accrued liability for AROs was $154,000 and $75,000, respectively.

1. Discharge Water Matters

Each of our chemical manufacturing facilities generate process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the United States Environmental Protection Agency (“EPA”), subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. We believe that all of our chemical facilities are in compliance with the respective permits, except as discussed below.

The El Dorado Facility is subject to a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”). The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal for the El Dorado Facility, which contains more restrictive limits, was issued by the ADEQ.

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but on August 31, 2011, the EPA formally disapproved the rule change. On October 7, 2011, EDC filed a lawsuit against the EPA in the United States District Court, Western District of Arkansas, case number CV-01059-SOH, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.

During 2012, EDC settled an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit. Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and the EPA/DOJ indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. Thereafter, the DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, nothing has been filed by the DOJ and we have not received further communication from the DOJ regarding this matter. Costs (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at December 31, 2012.

The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is participating in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which $3.3 million has been capitalized as of December 31, 2012. The City plans to complete the construction of the pipeline by mid-2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline is nearly complete, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City to construct and operate the pipeline.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2012, in connection with this matter.

2. Air Matters

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During 2012, our Chemical Business has been in negotiations with the EPA to reach a global settlement in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The proposals also offered to include a modest civil penalty but did not provide an amount of any proposed civil penalty. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants and these capital investments are proposed to be made over a period of several years.

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at December 31, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter. If the EPA were successful in establishing that any of our chemical facilities were in violation of the Clean Air Act, the EPA could assess civil penalties of up to $27,500 per day and require the facility to retrofit with the “best available control technology.”

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. Each of the Company and PCC has received a subpoena, upon the application of the Attorney General of the State of Oklahoma, for documents relating to this matter. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the pending investigation. Therefore, no liability has been established at December 31, 2012 in connection with this matter.

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

At December 31, 2012, our allocable portion of the total estimated liability related to the Hallowell Facility of $173,000 has been established in connection with this matter. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

ITEM 1A. RISK FACTORS

Risks Related to Us and Our Business

Our Chemical and Climate Control Businesses and their customers are sensitive to adverse economic cycles.

Our Chemical Business can be affected by cyclical factors such as inflation, global energy policy and costs, global market conditions and economic downturns in specific industries. Certain sales of our Chemical Business are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. A substantial decline in the activity of our Chemical Business has in the past, and could in the future, have a material adverse effect on the results of our Chemical Business and on our liquidity and capital resources. Further, material economic changes that adversely affect our natural gas working interests or lower natural gas prices may require us to write down the carrying value of our natural gas working interests. Therefore, these changes in our Chemical Business could adversely impact our operating results, liquidity and financial condition.

Our Climate Control Business also can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the construction and renovation industries, which are particularly sensitive to these factors. A decline in the economic activity in the U.S. has in the past, and could in the future, have a material adverse effect on us and our customers in the construction and renovation industries in which our Climate Control Business sells a substantial amount of its products. Such a decline could result in a decrease in revenues and profits, and an increase in bad debts that could have a material adverse effect on our operating results, financial condition and liquidity.

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

Despite continuing investment to upgrade and replace equipment on an ongoing basis, the age of facilities of our Chemical Business increases the risk for unplanned downtime which may be significant.

Our Chemical Business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. The equipment required for the manufacture of our chemical products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit. Although we utilize various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur. As a result, these unplanned downtime events at our chemical facilities have in the past and could in the future adversely impact our operating results, liquidity and financial condition.

An explosion and equipment failures at certain of our chemical facilities will result in substantial expenditures for repair and/or replacement of damaged equipment.

During 2012, certain of our chemical facilities sustained substantial damage due to an explosion and equipment failures, which we anticipate will require substantial expenditures by us to repair and/or replace. Although we believe we will be able to recover under our property insurance policy a portion of the cost and expense to repair and/or replace the damaged equipment as a result of those occurrences, the total amount that we will recover under our property insurance is currently unknown. The inability to recover under our property insurance policies a material amount of the cost to repair and/or replace the damaged equipment may have an adverse effect on our liquidity and operating results.

Future legislative or regulatory changes impacting our Chemical Business may result in increased costs and decreased revenues, cash flows and liquidity.

Our businesses are subject to numerous environmental laws and regulations, primarily relating to our Chemical Business. The manufacture and distribution of chemical products are activities, which entail environmental risks and impose obligations under environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

Changes to the production equipment at our chemical facilities as may be required in order to comply with environmental regulations may require substantial capital expenditures.

In summary, new or changed laws and regulations could have an adverse effect on our operating results, liquidity and financial condition.

We may be required to expand our security procedures and install additional security equipment for our Chemical Business in order to comply with current and possible future government regulations, including applicable security regulations.

The chemical industry in general, and producers and distributors of anhydrous ammonia and AN specifically, are scrutinized by the government, industry and public on security issues. Under current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products. These costs could have a material impact on our financial condition, results of operations, and liquidity. The cost of such regulatory changes, if significant enough, could lead some of our customers to choose alternate products to anhydrous ammonia and AN, which would have a significant impact on our Chemical Business.

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

The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. Legislation is being considered that would regulate greenhouse gas emissions at some point in the future. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. As it relates to our Chemical Business’ working interest in natural gas properties, legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require our Chemical Business to incur additional operating costs and could adversely affect demand for the natural gas that the operator of these wells intends to sell. While future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

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

For 2012, six customers of our Chemical Business accounted for approximately 53% of its net sales and 33% of our consolidated sales, and our Climate Control Business had one customer (including affiliates and their distributors) that accounted for approximately 18% of its net sales and 6% of our consolidated sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer on substantially similar terms.

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

As stated above, natural gas represents one of the primary raw materials in the production of our Chemical Business’ products, and, as a result, we acquired natural gas working interests as an economic hedge against rising prices for natural gas. It is possible that we may not be able to use our natural gas working interests as an economic hedge under certain limited conditions.

We do not operate our natural gas working interest properties and have no, or very limited, ability to exercise influence over operations of these properties or their associated cost.

Since we source certain of our raw materials and components on a global basis, we may experience long lead times in procuring those raw materials and components purchased overseas, as well as being subject to tariff controls and other international trade barriers, which may increase the uncertainty of raw material and component availability and pricing volatility.

Additionally, we depend on certain vendors to deliver the primary raw materials and other key components that are required in the production of our products. Any disruption in the supply of the primary raw materials and other key components could result in lost production or delayed shipments. We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of such primary raw materials, which could adversely impact our competitiveness in the markets we serve. Accordingly, our financial condition, liquidity and results of operations could be materially affected in the future by the lack of availability of primary raw materials and other key components and increase costs relating to the purchase of raw materials or the production of our natural gas working interests.

Potential increase of imported ammonium nitrate.

Prior to March 2011, U.S. imports of fertilizer grade AN from Russia were controlled by the terms of an antidumping “Suspension Agreement” under which maximum volumes and minimum prices were set for Russian AN imports. In March 2011, the Russian Federation notified the U.S. Department of Commerce (“Commerce Department”) that it had decided to withdraw from the Suspension Agreement. Accordingly, the Agreement terminated effective May 2, 2011. As of that date, Russian AN imports have been subject to an antidumping duty order (“Russian Order”). The Russian Order, unlike the Suspension Agreement, does not place any volume restrictions on Russian AN imports and does not ensure that Russian prices are tied to the prevailing U.S. market price. Instead, the Russian Order requires that Russian AN be priced “fairly”, as defined by comparisons with Russian home market or third country AN prices or based on Russian production costs. Because Russian producers continue to benefit from natural gas supplied to them at state-set prices that are below market value, and because natural gas is by far the largest material input into the production of AN, depending upon the analysis and methodologies used by the Commerce Department, the price of Russian AN exported to the U.S. may be below prevailing U.S. market prices and below our cost to produce fertilizer grade AN.

Under the Russian Order, every shipment of Russian fertilizer grade AN imported into the U.S. is subject to an antidumping duty cash deposit of approximately 254% of the value of the imports unless and until a review process is completed at the Commerce Department through which a Russian producer or exporter may demonstrate that it is not dumping to that extent and is entitled to a different rate. The Commerce Department is currently considering whether another Russian AN product is covered by the Russian Order. If the product is not covered, we would likely see competition from this product in the AN market of the U.S.

In 2011 the Commerce Department and the U.S. International Trade Commission also completed a “sunset review” of the Russian Order against AN from Russia to determine whether the Russian Order should remain in effect. These agencies decided that the Russian Order is still needed to address unfair trade in Russian AN, and, as a result, the Russian Order will remain in place for at least an additional five years, until 2016.

There is also an outstanding antidumping duty order against AN from the Ukraine (“Ukrainian Order”), which is currently being reviewed by the same two agencies. This sunset review is scheduled to be completed in mid-2013 and will decide whether the Ukrainian Order will remain in place for another five years beyond 2013. If, as a result of the sunset review, the Ukrainian Order were to be revoked, we would likely face large volumes of unfairly priced Ukrainian AN in the U.S. market, with loss of revenue and market share for our AN business.

For 2012, net sales of fertilizer grade AN accounted for 14% and 9% of our Chemical Business net sales and consolidated net sales, respectively. If the antidumping orders are changed, as discussed above, these changes could result in a substantial increase in the amount of imported AN sold in the U.S. at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.

We may have inadequate insurance.

While we maintain liability, property and business interruption insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies may exclude coverage for some types of damages (which may include warranty claims). Although there may currently be sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

LSB is a holding company and depends, in large part, on receiving funds from its subsidiaries to fund our indebtedness.

Because LSB is a holding company and operations are conducted through its subsidiaries, including PCC and ThermaClime, LLC (“ThermaClime”) and its subsidiaries, LSB’s ability to meet its obligations depends, in large part, on the operating performance and cash flows of its subsidiaries and the ability of its subsidiaries to make distributions and pay dividends to LSB. Under its loan agreements, ThermaClime and its subsidiaries may only make distributions and pay dividends to LSB under limited circumstances and in limited amounts.

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

Jack E. Golsen, our Chairman of the Board and Chief Executive Officer (“CEO”), members of his immediate family, including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) owned as of February 15, 2013, an aggregate of 3,085,864 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represents approximately 17% of the voting power of our issued and outstanding voting securities as of that date. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

We have not paid dividends on our outstanding common stock in many years.

Although we have paid dividends on our outstanding series of preferred stock (two of the three outstanding series of preferred stock are owned by the Golsen Group), we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2013. In addition, there are certain limitations contained in our loan agreements, which limit our subsidiaries from up streaming funds to LSB that may limit our ability to pay dividends on our outstanding common stock.

Future issuance or potential issuance of our common stock could adversely affect the price of our common stock, our ability to raise funds in new stock offerings and could dilute the percentage ownership of our common stockholders.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the issuance of a substantial amount of our common stock as the result of conversion of our outstanding convertible preferred stocks, or the perception that such sales or conversions could occur, could adversely affect prevailing trading prices of our common stock and could dilute the value of common stock held by our existing stockholders. No prediction can be made as to the effect, if any, that future sales of, or conversions of our outstanding preferred stocks into, shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock. Such future sales or conversions could also significantly reduce the percentage ownership of our common stockholders.

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

We have authorized and unissued (including shares held in treasury) 52,589,102 shares of common stock and 4,230,000 shares of preferred stock as of December 31, 2012. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

•	prior to such time the Board of Directors of the corporation approved the business combination that results in the stockholder becoming an invested stockholder;

•	the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction;

•	two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the Board of Directors; or

•	the stockholders of the corporation amend its articles of incorporation or by-laws electing not to be governed by this provision.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Chemical Business

Our Chemical Business primarily conducts manufacturing operations in facilities located:

•	on 150 acres of a 1,400 acre tract of land in El Dorado, Arkansas,

•	on 160 acres of a 1,300 acre tract of land in Cherokee, Alabama,

•	on 47 acres of a 160 acre tract of land within an industrial park in Pryor, Oklahoma and

•	on property within Bayer’s manufacturing complex in Baytown, Texas.

We own all of these manufacturing facilities except the Baytown Facility. Except for certain assets that are owned by EDN for use in the production process within the Baytown Facility, the Baytown Facility is owned by Bayer. EDN operates and maintains the Baytown Facility pursuant to the Bayer Agreement. Certain real property and equipment located at the El Dorado and Cherokee Facilities are being used to secure a $68.4 million term loan.

EDC also distributes its agricultural products through 17 wholesale and retail distribution centers, with 15 of the centers located in Texas (12 of which we own and 3 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

All of the properties utilized by our Chemical Business are suitable and adequate to meet the current needs of that business.

For 2012, the following was our percentage of utilization based on continuous operation, which is adjusted for downtime for planned major maintenance activities (“Turnarounds”).

Percentage of Capacity
El Dorado Facility (1)	71%
Cherokee Facility (2)	84%
Pryor Facility (3)	54%
Baytown Facility	84%

(1)	The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity, which total capacity was reduced during 2012 as the result of the explosion of a nitric acid plant. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.
(2)	The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility is able to purchase anhydrous ammonia by truck, rail or barge to supplement its ammonia production capacity. The lower percentage of utilization compared to 2011 is the direct result of unplanned downtime during 2012.
(3)	The percentage of capacity for the Pryor Facility relates to current operating ammonia production capacity. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity. The lower percentage of utilization compared to 2011 is the direct result of unplanned downtime during 2012.

Climate Control Business

Our Climate Control Business conducts its operations in seven facilities, all located in the greater Oklahoma City, Oklahoma area, totaling approximately 1 million square feet including the following:

Our Climate Control Business manufactures most of its geothermal and water source heat pump products in facilities totaling approximately 440,000 square feet. We own these facilities, with a portion being subject to a mortgage. For 2012, we utilized approximately 57% of the production capacity of this manufacturing facility, based primarily on two ten-hour shifts per day and a four-day workweek. We also utilize approximately 126,000 square feet of an owned facility for a distribution center.

Our Climate Control Business conducts its fan coil manufacturing operation in facilities totaling approximately 230,000 square feet. We own a majority of these facilities, subject to a mortgage. For 2012, our fan coil manufacturing operation utilized approximately 50% of the production capacity, based primarily on one ten-hour shift per day and a four-day workweek.

Our Climate Control Business conducts its large air handler manufacturing operation in an owned facility consisting of approximately 120,000 square feet. For 2012, we utilized approximately 89% of the production capacity of this manufacturing facility, based primarily on one eight-hour shift on a five-day workweek and a partial second shift in selected areas.

Our Climate Control Business conducts its modular chiller manufacturing operation in an area consisting of approximately 70,000 square feet within an owned facility. For 2012, we utilized approximately 25% of the production capacity of this manufacturing facility, based primarily on one ten-hour shift on a four-day workweek.

All of the properties utilized by our Climate Control Business are suitable to meet the current needs of that business.

ITEM 3. LEGAL PROCEEDINGS

1.	Environmental See “Business-Environmental Matters” for a discussion as to:

•	certain environmental matters relating to water and air issues in our Chemical Business, including, without limitation, the following:

•

On October 7, 2011, EDC filed a lawsuit in the U.S. District Court, Western District of Arkansas, against the EPA in connection with the EPA’s disapproval of a rule change previously approved by the ADEQ to reduce the more restrictive dissolved mineral level requirements placed in EDC’s NPDES permit.

•

The penalty assessed against EDC for certain alleged violations of the El Dorado Facility’s water discharge permit for alleged violations through December 31, 2010 was settled for $100,000, with any alleged violation for periods after December 31, 2010 to be addressed at a later date. As of the date of this report, we are not aware of any legal action taken by the government in connection with alleged violations after December 31, 2010.

•

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility to determine compliance with the construction and maintenance of these plants over the years under the Clean Air Act. If it is determined that the equipment in any of our nitric acid plants are not meeting the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each plant not in compliance and be required to retrofit each facility with the “best available control technology.” Our Chemical Business and the EPA have provided to each other a proposed settlement offer in connection with this matter, and we are negotiating with the EPA to attempt to settle this matter. The settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants and these capital investments are proposed to be made over a period of several years. The EPA’s settlement offer did not provide an amount of any proposed civil penalty, but did acknowledge that the EPA will require a civil penalty.

•

One of our subsidiaries, PCC, within our Chemical Business, has been advised that the ODEQ is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. Each of the Company and PCC has received a subpoena, upon the application of the Attorney General of the State of Oklahoma, for documents relating to this matter. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the pending investigation.

•	certain environmental remediation matters at our former Hallowell Facility.

2.	Other

Pryor Chemical Company

PCC has filed lawsuits against certain vendors of PCC related to work performed at the Pryor Facility. The claims allege certain damages resulting from improperly performed work by the vendors and for lost profits and other costs as the result of downtime at the Pryor Facility. During 2012, one of the vendors reached a settlement with PCC. As a result, we recognized a gain of $2,303,000 from this settlement, which amount is included in other income. The remaining amount of lawsuit claims for damages and lost profits is not substantial and the probability, amount and timing of the ultimate recovery are uncertain. As a result, any recovery from litigation or settlement of these claims is a gain contingency and will be recognized if, and when, realized or realizable and earned.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2012, our accrued general liability insurance claims were $628,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding LSB’s executive officers is as follows:

Jack E. Golsen (1)—Chairman of the Board and Chief Executive Officer. Mr. Golsen, age 84, first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A. which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry. Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis.

Barry H. Golsen, J.D. (1)—Vice Chairman of the Board, President, Chief Operating Officer, and President of the Climate Control Business. Mr. Golsen, age 62, first became a director in 1981. His term will expire in 2015. Mr. Golsen was elected President of LSB in 2004. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994. Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than ten years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

David R. Goss—Executive Vice President of Operations and Director. Mr. Goss, age 72, first became a director in 1971. His term will expire in 2015. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than ten years. He has served as a member of the executive management team since our inception in 1969. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby—Executive Vice President of Finance and Director. Mr. Shelby, age 71, first became a director in 1971. His term will expire in 2014. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than ten years. Mr. Shelby has served as a member of the LSB executive management team since our inception in 1969. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

Steven J. Golsen (1)—Chief Operating Officer of the Climate Control Business and Director. Mr. Golsen, age 60, first became a director in 2011. His term will expire in 2014. Mr. Golsen is our Chief Operating Officer of our Climate Control Business. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool Business and Climate Control Business for more than ten years. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen attended the University of New Mexico and University of Oklahoma.

Jim D. Jones—Senior Vice President and Treasurer. Mr. Jones, age 70, has been Senior Vice President and Treasurer since July 2003, and has served as an officer of LSB since April 1977. Mr. Jones is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

David M. Shear (1)—Senior Vice President and General Counsel. Mr. Shear, age 53, has been Senior Vice President and General Counsel since July 2004 and General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

Michael D. Tepper—Senior Vice President of International Operations. Mr. Tepper, age 74, has served in substantially the same capacity for more than ten years. Mr. Tepper is a graduate of the Wharton School of the University of Pennsylvania.

Michael G. Adams—Vice President and Corporate Controller. Mr. Adams, age 63, has been Vice President and Corporate Controller since 2008 and has served as an officer of LSB since March 1990. Mr. Adams is a certified public accountant and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Adams is a graduate of the University of Oklahoma.

Harold L. Rieker Jr.—Vice President and Principal Accounting Officer. Mr. Rieker, age 52, has been Vice President and Principal Accounting Officer since 2008 and has served as an officer of LSB since March 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

(1)	Barry H. Golsen and Steven J. Golsen are the sons of Jack E. Golsen and David M. Shear is married to the niece of Jack E. Golsen. The niece of Mr. Golsen serves as Vice President and Managing Counsel of our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low sales prices.

	Year Ended December 31,
	2012		2011
Quarter	High	Low	High	Low
First	$42.28	$28.79	$40.31	$23.65
Second	$39.95	$24.85	$49.21	$35.35
Third	$44.29	$29.89	$46.88	$28.41
Fourth	$45.00	$30.48	$40.61	$24.85

Stockholders

As of February 15, 2013, we had 517 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Dividends

We have not paid cash dividends in our outstanding shares of common stock during the two most recent fiscal years but have paid cash dividends on our outstanding series of convertible preferred stock during this period. See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources—Dividends” of the MD&A contained in this report.

Equity Compensation Plans

See discussions relating to our equity compensation plans under Item 12 of Part III contained in this report.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2012 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 2012, there were no purchases of equity securities by the Company and affiliated purchasers.

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

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars In Thousands, Except Per Share Data)
Selected Statement of Income Data:
Net sales	$759,031	$805,256	$609,905	$531,838	$748,967

Interest expense	$4,237	$6,658	$7,427	$6,746	$11,381

Provisions for income taxes	$33,594	$46,208	$19,787	$15,024	$18,776

Income from continuing operations	$58,786	$83,984	$29,715	$21,849	$36,560

Net income	$58,604	$83,842	$29,574	$21,584	$36,547

Net income applicable to common stock	$58,304	$83,537	$29,269	$21,278	$36,241

Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$2.62	$3.81	$1.39	$1.01	$1.71

Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—

Net income	$2.61	$3.80	$1.38	$1.00	$1.71

Diluted:
Income from continuing operations	$2.50	$3.59	$1.33	$0.97	$1.58

Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—

Net income	$2.49	$3.58	$1.32	$0.96	$1.58

Selected Balance Sheet Data:

Total assets	$576,612	$502,009	$387,981	$338,633	$335,767

Redeemable preferred stock	$—	$44	$45	$48	$52

Long-term debt, including current portion	$72,441	$79,460	$95,392	$101,801	$105,160

Stockholders’ equity	$354,497	$293,270	$179,370	$150,607	$130,044

Selected other data:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	See discussions included in Item 7 of Part II of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2012 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. Also see discussion below under “Liquidity and Capital Resources—Capital Expenditures” concerning an acquisition of working interests in certain natural gas properties. For 2012, approximately 63% of our consolidated net sales relates to the Chemical Business.

•

Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For 2012, approximately 35% of our consolidated net sales relates to the Climate Control Business.

Downtime at Certain Chemical Facilities and Certain Capital Expenditures

During 2012, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture at the Cherokee Facility in November that damaged the ammonia plant and mechanical issues at the Pryor Facility all resulting in lost production and significant adverse effect on 2012 sales, operating income and cash flow.

For 2012, we estimate the cumulative negative effect on operating income from these incidents and issues to be approximately $83 million, including lost absorption and gross profit margins.

Until the facilities are returned to normal production, operating income at these facilities will continue to be lower in 2013 than otherwise would be expected. We estimate that the monthly negative effect on operating income will approximate $1 million to $2 million at the El Dorado Facility until the new 65% strength nitric acid plant and the 98% concentrated nitric acid plant are constructed and begin production during the first half of 2015. The estimated combined cost for these new nitric acid plants is up to approximately $120 million. In addition, we estimate that the monthly negative effect on operating income will approximate $8 million to $9 million at the Cherokee Facility until the repairs of the ammonia plant are completed and production resumes, which production is currently scheduled to begin in May 2013. Also we estimate the monthly adverse effect on the Pryor Facility’s operating income in 2013 prior to the restart of the ammonia plant in March 2013 was approximately $8 million.

Although the events are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have recently undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities. A key component of the improvement program is the implementation of enhanced PSM programs to supplement existing PSM programs. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. We estimate to incur expenses of approximately $1.0 million associated with these programs. The program also includes the installation of additional automation and additional plant equipment protections. Also see discussion concerning planned capital expenditures associated with these programs under “Liquidity and Capital Resources – Capital Expenditures”.

As a result of certain of the events discussed above, we filed insurance claims to recover a portion of the costs incurred and lost profits. See further discussion relating to the downtime of certain chemical facilities and our property and business interruption insurance claims and recovery below under “Downtime at Certain Chemical Facilities-2012.”

We are also planning to construct an ammonia plant at the El Dorado Facility at an estimated cost ranging from $250 million to $300 million. If constructed, the ammonia plant will produce all of this facility’s ammonia feedstock requirements replacing the ammonia currently being purchased at a cost disadvantage compared to ammonia produced from natural gas. The final decision to construct the ammonia plant is subject to approval of our Board of Directors, and a number of business considerations, including, but not limited to, obtaining the required permits and adequate third-party financing. An independent engineering firm has been engaged to assist in the preliminary engineering and cost evaluation leading to our final decision. See further discussion relating to capital expenditures and related financing under “Liquidity and Capital Resources.”

Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business—Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2012, approximately 46% of sales were into agricultural markets to customers that purchase at spot market and/or futures market prices. During 2012, our sales volumes to agricultural customers decreased 17% while sales dollars decreased 6% compared to 2011. This decrease in sales is primarily the result of the planned and unplanned downtime at certain of our chemical facilities as discussed above partially offset by higher sales prices. In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook for 2013 according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, points to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, domestic fertilizer production capacity, acres planted of crops requiring fertilizer, or unfavorable weather conditions. We use natural gas to produce anhydrous ammonia, which ammonia is also used to produce UAN. Agricultural customer demand for ammonia and UAN was strong during 2012. Selling prices for ammonia were generally higher while selling prices for UAN were slightly less compared to 2011 and the cost for natural gas used to produce these products was generally lower. As a result, gross margins per ton increased for these two products. We produce agricultural grade AN from purchased ammonia, which cost is significantly higher compared to previous years and significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers that can be produced from natural gas.

Approximately 54% of our Chemical Business’ sales were into industrial and mining markets of which approximately 60% of these sales are to customers that have contractual obligations to purchase a minimum quantity and allow us to recover our cost plus a profit, irrespective of the volume of product sold. During 2012, our sales volumes to industrial customers decreased 5% and sales volumes to mining customers decreased 24%, as compared to 2011. Sales dollars during 2012 increased slightly to industrial customers and sales dollars to mining customers decreased 19% as compared to 2011. The slight increase in industrial sales was due to our ability to pass through higher cost ammonia with our contractual pricing. Mining sales were lower due, in part, to the unplanned downtime at our El Dorado and Cherokee Facilities as discussed below under “Downtime at Certain Chemical Facilities—2012” and due to lower customer demand, which we believe is due to higher coal inventories and natural gas being a more attractive alternative feedstock than coal for utility companies.

Climate Control Business—Sales for 2012 were 5% lower than the same period in 2011, including an 11% decrease in geothermal and water source heat pump sales partially offset by a 3% increase in hydronic fan coil and a 10% increase in other HVAC sales. From a market sector perspective, the sales decline is due to a 21% decrease in residential product sales and a slight decrease in sales of commercial/institutional products although sales of our custom air handlers increased. The decline in product sales generally reflects the continued softness in the markets we serve, customers placing orders later in the project construction process, and delays between the date of order intake and the date of delivery. For 2012, order levels of our products decreased slightly primarily due to lower order levels of our residential products (down 21%), partially offset by an increase in order levels of our commercial/institutional products (up 6%). The latest information available from Construction Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 and return to the activity levels experienced in 2011. CMFS has also indicated construction growth in the single-family residential sector for 2013.

2012 Results

Our consolidated net sales for 2012 were $759.0 million, a decrease of $46.2 million compared to 2011. The sales decrease included a decrease of $34.0 million in our Chemical Business and a decrease of $15.4 million in our Climate Control Business.

Our consolidated operating income was $95.7 million for 2012, a decrease of $40.8 million compared to 2011. The decrease in operating income included a decrease of $34.4 million in our Chemical Business and a decrease of $6.9 million in our Climate Control Business. In addition, our general corporate expense and other business operations net expenses decreased $0.5 million.

Our resulting effective income tax rate for 2012 and 2011 was approximately 36% for both periods.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for 2012 were $477.8 million, a decrease of $34.0 million compared to 2011, which includes a $14.3 million decrease in agricultural products sales, a $0.7 million increase in industrial acids and other products sales, and a $21.9 million decrease in mining products sales. In addition, during the fourth quarter of 2012, our Chemical Business recognized a minimal amount of net sales of natural gas as the result of the acquisition of working interests in certain natural gas properties as discussed below under “Liquidity and Capital Resources – Capital Expenditures”.

The percentage change in sales (volume and dollars) for 2012 compared to 2011 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(17)%	(6)%
Industrial acids and other	(5)%	—%
Mining	(24)%	(19)%
Total weighted-average change	(13)%	(7)%

Our agricultural sales dollars decreased primarily due to decreased sales volumes for UAN, which despite strong customer demand were lower due to reduced production as a result of downtime at our Cherokee and Pryor Facilities. This decrease was partially offset by increased ammonia sales as the Pryor Facility was able produce and sell ammonia during a portion of the downtime. Due to strong market demand for crop nutrients and strong grain commodity prices, our agricultural grade AN and other products sold at our El Dorado Facility and distribution centers increased, which also helped to offset the loss of UAN sales.

The decrease in industrial acids and other sales in tons was primarily due to the unplanned downtime at the El Dorado Facility.

The decrease in mining sales dollars was primarily due to the unplanned downtime at our El Dorado and Cherokee Facilities and to the reduction in customer demand due to the low cost of natural gas providing an alternative feedstock to coal for utility companies.

The Chemical Business’ operating income for 2012 was $82.1 million or $34.4 million lower than 2011. The decrease in operating income is due, in part, to costs associated with the downtime and ongoing issues at certain of its facilities as discussed below under “Downtime at Certain Chemical Facilities—2012”.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. Also see our discussion below under “Liquidity and Capital Resources – Capital Expenditures” concerning an acquisition of working interests in certain natural gas properties. During 2012, the average prices for those commodities compared to 2011 were as follows:

	2012	2011
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$2.75	$3.99

Ammonia average price based upon low Tampa price per metric ton	$600	$574

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

We believe the El Dorado Facility’s nitric acid production capacity will be lower than prior periods, by approximately 20%, until the first half of 2015 while awaiting the construction of the new 65% strength nitric acid plant. The lower production will result in lower sales volumes at the El Dorado Facility. See discussion as to recovery and claims under our insurance policies below under “Downtime at Certain Chemical Facilities – 2012”.

As previously reported, in May 2012, we received permits to operate the two smaller ammonia plants at the Pryor Facility. These plants have begun limited operation. In addition during August 2012, El Dorado Chemical Company (“EDC”) entered into an amendment to EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sàrl (“Koch”). Under the amendment, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia at the El Dorado Facility through December 31, 2015. We have also filed for permits with the ADEQ for the new 65% strength nitric acid plant, the new 98% concentrated nitric acid plant, and to construct the possible new ammonia plant.

Climate Control Business

Our Climate Control sales for 2012 were $266.2 million, or approximately $15.4 million lower than 2011, and included a $21.1 million decrease in geothermal and water source heat pump sales, partially offset by a $1.4 million increase in hydronic fan coil sales and a $4.3 million increase in other HVAC sales. From a market sector perspective, the net decline included a $12.6 million decrease in residential product sales and a $2.8 million decrease in commercial/institutional product sales. We believe the decline in residential product sales is due to low consumer confidence, which coupled with low natural gas prices and the slowdown in the single-family residential sectors we serve (high end housing), caused a contraction in new construction as well as retrofits. The slight decline in the commercial/institutional sector of our business was related to timing of shipments considering the order levels for our commercial/institutional products increased 6% compared to 2011 resulting in a growth in our backlog.

We continue to follow economic indicators and have attempted to assess the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Healthcare

•	Hospitality

•	Retail

•	Industrial

During 2012, approximately 82% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 18% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2012	2011	2012	2011	2012	2011
			(In Millions)
First Quarter	$62.9	$71.6	$62.8	$63.6	$47.4	$58.3
Second Quarter	66.8	64.3	67.5	77.2	$50.2	$49.9
Third Quarter	65.6	65.7	68.0	71.8	$51.3	$48.4
Fourth Quarter	66.9	60.8	67.9	69.0	$55.5	$44.5

Fiscal Year	$262.2	$262.4	$266.2	$281.6

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For January 2013, our new orders received were approximately $25 million and our backlog was approximately $61 million at January 31, 2013.

Our GHPs use a form of renewable energy and, under certain conditions, we believe can reduce energy costs up to 80% compared to some conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy. Homeowners who install GHPs are eligible for a 30% tax credit. Businesses that install GHPs are eligible for a 10% tax credit and five-year accelerated depreciation on the balance of the system cost. Under currently enacted legislation, these tax credits for homeowners and tax credits and accelerated depreciation for business owners are effective through December 31, 2016. During 2013, businesses also have the option of electing 50% bonus depreciation on qualifying equipment, such as GHPs, that are placed in service during the year.

We expect the Climate Control Business to experience moderate sales growth in the short-term compared to 2012. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement application, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to increase our sales and marketing efforts for all of our Climate Control products in an effort to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

Downtime at Certain Chemical Facilities – 2012

Pryor Facility – Beginning in early January 2012 through early February 2012, a planned project was performed at the Pryor Facility, during which time the facility was not producing ammonia or UAN. From late February 2012 through early July 2012, the Pryor Facility did not produce UAN due to a damaged stainless steel liner within the urea reactor. The replacement of the liner was completed in early July and production of UAN resumed. In addition, during the third quarter and continuing into the fourth quarter of 2012, the Pryor Facility experienced problems with its primary ammonia plant significantly reducing production. In November, production was stopped at the primary ammonia plant to perform unplanned maintenance on a compressor. During this downtime, we also replaced the ammonia converter and restarted the ammonia plant in March 2013. As a result, the Pryor Facility had limited production of ammonia and no production of UAN from late November 2012 until March 2013. We estimate the adverse effect on operating income of the downtime associated with the compressor and replacing the ammonia convertor was approximately $2.0 million per week.

For 2012, we believe the cumulative adverse impact to operating income due to the planned and unplanned downtime and reduced production at the Pryor Facility was an estimated $50 million including lost absorption and gross profit.

As a result of the damaged stainless steel liner, a notice of insurance claims for property damage and business interruption has been filed with the insurance carrier. Our insurance policy provided, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since, for financial reporting purposes, it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

El Dorado Facility—On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% strength nitric acid plant (“DSN plant”) exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. We have decided that the DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, is not being repaired but is being replaced with a new 65% strength nitric acid plant and a 98% concentrated nitric acid plant. The engineering and design process is in progress for both new nitric acid plants and certain equipment has been ordered. The project to construct these new plants is currently expected to be completed during the first half of 2015 (also see discussion under “Capital Expenditures” and “Aggregate Contractual Obligations” of this Item 7). Of the three other remaining nitric acid plants, which account for approximately 80% of the nitric acid production capacity at the facility in various concentrations from 56% to 61%, one was restarted in June, another nitric acid plant was restarted in July and the remaining nitric acid plant was restarted in August. The sulfuric acid plant also sustained significant damage and was restarted in November. The high and low density AN prill plants are fully operational but production was restricted due in part, to the limited nitric acid feedstock available as a result of this event.

For 2012, we believe the cumulative adverse impact to operating income for the unplanned downtime at the El Dorado Facility was approximately $20 million including lost absorption and gross profit margins.

As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. The engineering firm representing our insurance carriers has determined that the DSN plant was not destroyed by the explosion and was repairable. However we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator plant. The total amount of insurance recoveries relating to this event will be dependent on an estimate of the costs and the length of time to repair the damaged DSN plant as if it would have been repaired, which amount has not yet been determined. Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through December 31, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

During 2012, our insurance carriers approved unallocated payments totaling $40 million (of which $20 million was paid in 2012 and $20 million was paid in January 2013). Of the $20 million received in 2012, approximately $11.4 million was classified as cash flows from investing activities and the remaining $8.6 million was classified as cash flows from operating activities. We received correspondence associated with the $20 million received in January 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $28.6 million to our property insurance claim and $11.4 million to our business interruption claim primarily based on the claims information provided to our insurance carriers in relation to our requests for insurance proceeds.

The $28.6 million allocated to the property insurance claim was applied against the recoverable costs totaling $21.7 million. The insurance recovery in excess of the recoverable costs of $6.9 million was not recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $11.4 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $7.3 million as a reduction to cost of sales. The insurance recovery in excess of recoverable costs of $4.1 million was not recognized since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The unrecognized portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of December 31, 2012, the balance of the insurance claim receivable relating to this event was $9.0 million, which consists of the approved payments due from our insurance carriers and allocated to our insurance claim as discussed above.

Cherokee Facility—On November 13, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility can only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs are completed. Currently, we expect the Cherokee Facility to be in full production during May 2013.

For 2012, we believe the cumulative adverse impact to operating income for the unplanned downtime at the Cherokee Facility was approximately $13 million including lost absorption and gross profit margins.

A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period.

Because our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through December 31, 2012, we did not recognize a loss relating to property damage from this pipe rupture but we recorded an insurance claim receivable relating to this event consisting of the recoverable costs.

In addition, a recovery for certain lost profits from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

As of December 31, 2012, the balance of the insurance claim receivable relating to this event was $1.1 million consisting of recoverable costs.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates. Due to the increase in the total value of property, plant and equipment (“PP&E”) and the insurance claims discussed above relating to our Chemical Business, our insurance premiums have increased and could increase in 2013.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, total interest bearing debt and stockholders’ equity:

	December 31,	December 31,
	2012	2011
	(In Millions)
Cash and cash equivalents	$98.0	$124.9
Short-term investments (1)	—	10.0

	$98.0	$134.9

Long-term debt:
Secured Term Loan	$68.4	$72.2
Other	4.0	7.3

Total long-term debt, including current portion	$72.4	$79.5

Total stockholders’ equity	$354.5	$293.3

(1)	These investments consisted of certificates of deposit with an original maturity of 13 weeks. All of these investments were held by financial institutions within the United States and none of these investments were in excess of the federally insured limits.

At December 31, 2012, our cash and cash equivalents totaled $98.0 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For 2013, we expect our primary cash needs will be to fund our operations, capital expenditures, and general obligations. We expect to fund these cash needs from our working capital, internally generated cash flows, third-party financing and insurance proceeds. See additional discussions below under “Capital Expenditures” and “Loan Agreements-Terms and Conditions.” Our internally generated cash flows and liquidity could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and changes in the production efficiency of our facilities. In addition, our cash flows and liquidity has been and will continue to be affected by the timing of these insurance proceeds.

Also as discussed below under “Loan Agreements-Terms and Conditions,” the term loan facility (the “Secured Term Loan”) requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At December 31, 2012, the weighted-average interest rate was approximately 3.92%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

Certain subsidiaries are subject to numerous covenants under the Secured Term Loan including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens, limitations on mergers, acquisitions, dissolution and sale of assets, and limitations on declaration of dividends and distributions to us, all with certain exceptions.

As discussed below under “Loan Agreements-Terms and Conditions”, since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime, and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. As of December 31, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million based on eligible collateral less outstanding letters of credit.

The financial covenants of the Working Capital Revolver Loan and the Secured Term Loan are discussed below under “Loan Agreements—Terms and Conditions”. The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. Based upon our current projections, we believe our working capital is adequate to fund operations for the near term.

In November 2012, we filed a universal shelf registration statement on Form S-3, with the Securities and Exchange Commission (“SEC”). The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2015 unless we decide to file a post effective amendment. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of December 31, 2012, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.3 million accrued for various uncertain tax liabilities at December 31, 2012.

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we expect to record a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law will be reflected in the first quarter of 2013.

Capital Expenditures

Capital Expenditures-2012

Cash used for capital expenditures during 2012 was $92.6 million, including $84.4 million for the benefit of our Chemical Business and $5.1 million for the benefit of our Climate Control Business. The Chemical Business capital expenditures relate primarily to expenditures to replace or rebuild damaged PP&E discussed above under “Downtime at Certain Chemical Facilities – 2012 and certain capital projects discussed below under “Committed and Planned Capital Expenditures” but also includes approximately $6.0 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from working capital and insurance proceeds. Also see discussion concerning cash used for the acquisition of working interest in natural gas properties below. Due to the increase in the amount of capital expenditures incurred and committed, our depreciation, depletion and amortization expense has increased and is expected to continue to increase in 2013.

Acquisition of Working Interest in Certain Natural Gas Properties

On October 31, 2012, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, acquired working interests (“Working Interests”) in certain natural gas properties located in Wyoming County, Pennsylvania, within the Marcellus Shale. Our Chemical Business acquired from Clearwater Enterprises, LLC an average working interest of 9.7% (7.7% net revenue interest) in 14 proved, developed producing natural gas wells, 7 proved, developed non-producing natural gas wells and 36 proved undeveloped future drilling locations identified on the leasehold. Currently, our Chemical Business annually purchases 10 million to 12 million MMBtu of natural gas as a feedstock for the production of anhydrous ammonia. Management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. This acquisition was accounted for in accordance with ASC 805 – Business Combinations. The purchase price was approximately $50 million. Subsequently, we financed $35 million in February 2013 associated with this acquisition, and used our working capital to fund the remaining balance. We report the Working Interests as part of the Chemical Business reportable segment. See discussion below under “Committed and Planned Capital Expenditures” for additional planned capital expenditures relating to our natural gas properties.

Committed and Planned Capital Expenditures

Committed
	2013	2014 and thereafter	Additional Planned	Total
(In Millions)
Chemical	$130 - $140	$40 - $50	$390 - $410	$560 - $600
Climate Control	2 - 4	— - —	5 - 7	7 - 11
Other	— - 1	2 - 3	10 - 13	12 - 17

	$132 - $145	$42 - $53	$405 - $430	$579 - $628

Our committed capital expenditures are the capital projects that have been approved by management as of December 31, 2012 and include projects which are already in progress, projects supported by cost benefit analysis, or projects necessary to replace damaged assets. The additional planned capital expenditures are subject to economic conditions and continued review by management and may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process.

At December 31, 2012, we had committed capital expenditures as indicated in the table above. The committed expenditures include $110 million—$120 million for a new 65% strength nitric acid plant and concentrator at the El Dorado Facility to replace the lost production from the DSN plant explosion, $25 million—$30 million relating to the proposed ammonia production plant at the El Dorado Facility discussed below under “Possible Ammonia Plant”, and $10 million—$15 million for other expansion opportunities and increased capacities in our facilities. We plan to fund the committed capital expenditures from working capital, internal cash flows, third-party financing and insurance proceeds.

At December 31, 2012, we also had additional planned capital expenditures as indicated in the table above. The additional planned capital expenditures for the Chemical Business include $225 million—$270 million for the proposed ammonia production plant at our El Dorado Facility, $40 million—$50 million in additional capital expenditures to improve reliability, mechanical integrity, and safety at our Chemical facilities, and $25 million—$30 million in additional capital expenditures to fully develop acquired natural gas leaseholds during the next three years as discussed below above “Acquisition of Working Interest in Certain Natural Gas Properties.” We anticipate funding a substantial portion of the additional planned capital expenditures through third-party financing with the balance funded from our internal cash flows. These expenditures are subject to obtaining third-party financing, with terms satisfactory to us.

The committed and planned capital expenditures include $13 million—$20 million associated with environmental laws, regulations and guidelines.

We plan to fund the total capital expenditures from working capital, internal cash flows, third party financing, and insurance proceeds. Also see discussion above under “Overview – Downtime at Certain Chemical Facilities – 2012”.

Possible Ammonia Plant

Our El Dorado Facility produces nitric acids in various concentrations and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products directly produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Therefore we are planning the addition of an anhydrous ammonia production plant at the El Dorado Facility, which if constructed is estimated to cost in the range of $250 million-$300 million and would require an estimated 24-36 months to complete. The final decision to construct the ammonia plant is subject to approval of our Board of Directors, and a number of business considerations including, but not limited to, obtaining the required permits and adequate financing. An independent engineering firm has been engaged to assist in the preliminary engineering and cost evaluation leading to our final decision.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is participating in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which $3.3 million has been capitalized as of December 31, 2012. The City plans to complete the construction of the pipeline by mid-2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline is nearly complete, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City.

Information Request from EPA

As discussed above under “Environmental Matters” of Part I of this report, the EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it is determined that the equipment at any of our chemical facilities does not meet or, has not met, the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During 2012, our Chemical Business has been in negotiations with the EPA to reach a global settlement in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The proposals also offered to include a modest civil penalty but did not provide an amount of any proposed civil penalty. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants and these capital investments are proposed to be made over a period of several years.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of December 31, 2012, we utilized $1.0 million of §48C tax credits and we anticipate utilizing approximately $0.3 million of these tax credits to partially offset our federal income tax liability for 2012.

Estimated Plant Turnaround Costs – 2013

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to Turnarounds as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during 2013, we estimate that we will incur approximately $4.2 million to $5.2 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $4.6 million in 2012 in connection with environmental regulatory issues. For 2013, we expect to incur expenses ranging from $4.5 million to $5.5 million in connection with environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Holders of our common stock and preferred stocks are entitled to receive dividends only when and if declared by our Board of Directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2013.

During the first quarter of 2012, dividends totaling $300,000 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board of Directors, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000 and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

On January 17, 2013, our Board of Directors declared the following dividends:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, payable on March 29, 2013; and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000, payable on March 29, 2013.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long—Term Debt Covenants

As discussed below under “Loan Agreements—Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for 2013.

Loan Agreements—Terms and Conditions

Amendment to Working Capital Revolver Loan – Since the Working Capital Revolver Loan was scheduled to mature on April 13, 2012, ThermaClime and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75%. The interest rate at December 31, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of December 31, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At December 31, 2012, the carrying value of the pledged assets was approximately $232 million.

The Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1. This requirement is to be measured on a fiscal year-end basis and as defined in the agreement. As of December 31, 2012 and as defined in the agreement, the fixed charge coverage ratio was 8.08 to 1. The Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,

•	incur liens,

•	make restricted payments or loans to affiliates who are not Borrowers,

•	engage in mergers, consolidations or other forms of recapitalization, or

•	dispose assets.

Pursuant to certain agreements with the lender, all collections on accounts receivable are no longer made through a bank account in the name of the lender or their agent. As a result and compared to previous periods, this change has reduced the amount of cash flow activity associated with the Working Capital Revolver Loan, which is also reported as cash flows from continuing financing activities.

Secured Term Loan – At December 31, 2012, the Secured Term Loan’s outstanding balance was $68.4 million. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At December 31, 2012, the stated interest rate on the Secured Term Loan includes a variable interest rate of 3.31% on the principal amount of $45.6 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $22.8 million. At December 31, 2012, the resulting weighted-average interest rate was approximately 3.92%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $103 million at December 31, 2012.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At December 31, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $122 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of December 31, 2012 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 1.35 to 1 and the leverage ratio was 0.90 to 1.

The maturity date of the Secured Term Loan can be accelerated by the lender upon the occurrence of a continuing event of default, as defined.

A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014, however, this premium is eliminated thereafter.

Loan Agreement—On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into a loan with a lender in the original principal amount of $35 million. This loan follows the acquisition by Zena of Working Interests as discussed above under “Acquisition of Working Interests in Certain Natural Gas Properties.” The proceeds of the loan effectively finance $35 million of the approximately $50 million purchase price of the Working Interests paid previously out of LSB’s working capital. The proceeds of the loan will be used for general working capital purposes. The loan is for a term of three years. Interest is payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum), resulting in a borrowing rate of approximately 3.30% at February 1, 2013. The loan is secured by the Working Interests and related properties and proceeds.

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

Related Party Transactions

Golsen Group—See discussion above under “Liquidity and Capital Resources-Dividends” and discussion under “Related Party Transactions-Transactions with Landmark” of Item 13 of Part III of this report.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2012, 2011, and 2010 and accompanying notes and the discussions above under “Overview” and “Liquidity and Capital Resources.”

We present the following information about our results of operations for our two core business segments: the Chemical Business and the Climate Control Business. The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. Net sales by business segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Intersegment net sales are not significant. Gross profit by business segment represents net sales less cost of sales. In addition, our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense.

The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

	2012	2011	2010
		(In Thousands)
Net sales:
Chemical	$477,813	$511,854	$351,086
Climate Control	266,171	281,565	250,521
Other	15,047	11,837	8,298

	$759,031	$805,256	$609,905

Gross profit:
Chemical	$97,692	$130,687	$49,295
Climate Control	80,981	88,178	86,364
Other	5,063	4,153	2,966

	$183,736	$223,018	$138,625

Operating income:
Chemical	$82,101	$116,503	$31,948
Climate Control	25,834	32,759	35,338
General corporate expense and other business operations, net	(12,280)	(12,819)	(11,361)

	95,655	136,443	55,925
Interest expense	4,237	6,658	7,427
Losses on extinguishment of debt	—	136	52
Non-operating expense (income), net:
Chemical	(1)	(1)	(7)
Climate Control	(1)	(2)	(3)
Corporate and other business operations	(279)	3	(43)
Provisions for income taxes	33,594	46,208	19,787
Equity in earnings of affiliate—Climate Control	(681)	(543)	(1,003)

Income from continuing operations	$58,786	$83,984	$29,715

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2012 and 2011:

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$217,329	$231,599	$(14,270)	(6.2)%
Industrial acids and other chemical products	162,498	161,776	722	0.4%
Mining products	96,538	118,479	(21,941)	(18.5)%
Natural gas	1,448	—	1,448	100.0%

Total Chemical	$477,813	$511,854	$(34,041)	(6.7)%

Gross profit—Chemical	$97,692	$130,687	$(32,995)	(25.2)%

Gross profit percentage—Chemical (1)	20.4%	25.5%	(5.1)%

Operating income—Chemical	$82,101	$116,503	$(34,402)	(29.5)%

(1)	As a percentage of net sales

Net Sales—Chemical

Our Chemical Business reported a sales decrease for 2012 as a result of the following:

•

Agricultural products sales—Agricultural products sales decreased $14.3 million, or 6%, primarily due to decreased sales volumes for UAN, which despite strong customer demand were lower due to reduced production as a result of downtime at our Cherokee and Pryor Facilities. This decrease was partially offset by increased ammonia sales as the Pryor Facility was able to produce and sell ammonia during a portion of the downtime. Due to strong market demand for crop nutrients and strong grain commodity prices, our agricultural grade AN and other products sold at our El Dorado Facility and distribution centers increased, which also helped to offset the loss of UAN sales.

•

Industrial acids and other chemical products sales—Industrial acids and other products sales increased slightly primarily as the result of increased raw material costs including ammonia passed through pursuant to the terms of our contractual pricing contracts with customers.

•

Mining products sales—Mining products sales decreased $21.9 million, or 19% primarily due to lower volumes as the result of the unplanned downtime at the El Dorado and Cherokee Facilities and the lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies and the current higher coal supply carried over from the warm winter in North America.

•	Also see our discussion above under “Liquidity and Capital Resources – Capital Expenditures” concerning an acquisition of working interests in certain natural gas properties.

Gross Profit—Chemical

The decrease in gross profit of $33.0 million is primarily attributable to costs totaling $32.0 million due to the planned and unplanned downtime at our facilities during 2012, which includes unabsorbed fixed overhead costs, losses incurred on firm sales commitments, maintenance and repair costs, and other expenses.

Operating Income—Chemical

In spite of very strong agricultural supply and demand fundamentals, operating income declined $34.4 million primarily due to the decrease in gross profit as discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2012 and 2011:

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$162,697	$183,789	$(21,092)	(11.5)%
Hydronic fan coils	55,812	54,379	1,433	2.6%
Other HVAC products	47,662	43,397	4,265	9.8%

Total Climate Control	$266,171	$281,565	$(15,394)	(5.5)%

Gross profit—Climate Control	$80,981	$88,178	$(7,197)	(8.2)%

Gross profit percentage—Climate Control (1)	30.4%	31.3%	(0.9)%

Operating income—Climate Control	$25,834	$32,759	$(6,925)	(21.1)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•

Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 21% decline in sales of our residential products, primarily due to the softness in the sector of the single-family residential construction market we serve. Sales of our commercial/institutional products also declined by 7% primarily due to the lower beginning backlog and lower order levels in the first part of the year, although order levels increased overall throughout the balance of 2012. During 2012, we continued to maintain a market share leadership position of approximately 40%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold, the average unit selling price and in the sale of parts. During 2012, we continued to have a market share leadership position of approximately 30% based on preliminary market data supplied by the AHRI.

•	Net sales of our other HVAC products in 2012 were 10% above the 2011 results and related to increased sales of our large custom air handlers.

Gross Profit—Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower sales volume as discussed above. The gross profit percentage decline of 0.9% was primarily due to product mix, including a higher content of commercial products with lower gross margins than our residential products, and overhead absorption related to the lower sales volume.

Operating Income—Climate Control

Operating income decreased primarily as the result of the decrease in gross profit discussed above.

Other

The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. General corporate expenses and other business operations, net consist of unallocated portions of gross profit, SG&A, other income and other expense. The following table contains certain information about our net sales and gross profit classified as “Other” and general corporate expenses and other business operations, net, for 2012 and 2011:

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales—Other	$15,047	$11,837	$3,210	27.1%

Gross profit—Other	$5,063	$4,153	$910	21.9%

Gross profit percentage—Other (1)	33.6%	35.1%	(1.5)%

General corporate expense and other business operations, net	$(12,280)	$(12,819)	$539	(4.2)%

(1)	As a percentage of net sales

Net Sales—Other

The increase in net sales classified as “Other” relates primarily to the improvement in demand for industrial machinery.

Gross Profit—Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

The decrease in general corporate expense and other business operations, net, primarily relates to the increase in sales as discussed above and expenses incurred only in 2011 associated with the induced conversion of 5.5% convertible debentures and the modification of the Secured Term Loan partially offset by an increase in personnel costs.

Provision For Income Taxes

The provision for income taxes for 2012 was $33.6 million compared to $46.2 million for 2011. The resulting effective tax rate for 2012 and 2011 was 36% for both periods. See additional discussion relating to income taxes above under “Liquidity and Capital Resources – Income Taxes.”

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2011 and 2010:

	2011	2010	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$231,599	$135,598	$96,001	70.8%
Industrial acids and other chemical products	161,776	126,846	34,930	27.5%
Mining products	118,479	88,642	29,837	33.7%

Total Chemical	$511,854	$351,086	$160,768	45.8%

Gross profit—Chemical	$130,687	$49,295	$81,392	165.1%

Gross profit percentage—Chemical (1)	25.5%	14.0%	11.5%

Operating income—Chemical	$116,503	$31,948	$84,555	264.7%

(1)	As a percentage of net sales

Net Sales—Chemical

For 2011, overall sales prices for the Chemical Business increased 30% and the volume of tons sold increased 14%, compared with 2010, generally as a result of the following:

•

Agricultural products sales—Agricultural products sales increased $96.0 million, or 71%, primarily due to increased sales volumes and selling prices for UAN and ammonia, partially offset by lower sales of agricultural grade AN. As the result of the Pryor Facility beginning sustained production in the fourth quarter of 2010, tons of agricultural products sold from this facility increased, including 189,000 tons of UAN. In addition, the increase in UAN sales was driven by an increase in market demand for crop nutrients and strong grain commodity prices.

•

Industrial acids and other chemical products sales—Industrial acids and other products sales increased $34.9 million, or 28%, primarily due to improved economic conditions, new customers and increased selling prices resulting from the pass through of higher raw material costs pursuant to the terms of sales agreements with certain customers.

•

Mining products sales—Mining products sales increased $29.8 million, or 34% and volumes increased 11%. Sales prices were driven higher by a general increase in raw material and other costs, which we are able to pass through to certain customers pursuant to the terms of supply agreements. Our industrial grade AN is primarily sold to one customer pursuant to a multi-year supply contract in which the customer agrees to purchase, and we agree to reserve certain minimum volumes. The customer took less than the minimum quantity of product as defined in the contract. Pursuant to the terms of the contract, the customer was invoiced for both product taken and for the reserved plant production capacity that was not utilized.

Gross Profit—Chemical

The increase in gross profit of $81.4 million is a result of the increased sales volume in all three product lines, accompanied by higher margins on UAN and ammonia due to higher average selling prices relative to production costs. In addition, we recognized an $8.6 million business interruption recovery in 2011, which was recorded as a reduction to cost of sales.

Operating Income—Chemical

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

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2011 and 2010:

	2011	2010	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$183,789	$171,561	$12,228	7.1%
Hydronic fan coils	54,379	37,923	16,456	43.4%
Other HVAC products	43,397	41,037	2,360	5.8%

Total Climate Control	$281,565	$250,521	$31,044	12.4%

Gross profit—Climate Control	$88,178	$86,364	$1,814	2.1%

Gross profit percentage—Climate Control (1)	31.3%	34.5%	(3.2)%

Operating income—Climate Control	$32,759	$35,338	$(2,579)	(7.3)%

(1)	As a percentage of net sales

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

Operating Income – Climate Control

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

	2011	2010	Change	Percentage Change
	(Dollars In Thousands)
Net sales—Other	$11,837	$8,298	$3,539	42.6%

Gross profit—Other	$4,153	$2,966	$1,187	40.0%

Gross profit percentage—Other (1)	35.1%	35.7%	(0.6)%

General corporate expense and other business operations, net	$(12,819)	$(11,361)	$(1,458)	12.8%

(1)	As a percentage of net sales

Net Sales—Other

The increase in net sales classified as “Other” relates primarily to the improvement in demand for industrial machinery.

Gross Profit—Other

The increase in gross profit classified as “Other” is due primarily to the increase in sales as discussed above.

General Corporate Expense and Other Business Operations, Net

The increase in general corporate expense and other business operations, net, primarily relates to expenses associated with the induced conversion of 5.5% convertible debentures and the modification of the Secured Term Loan during 2011.

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

Cash Flow From Continuing Operating Activities—2012

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, secured asset financing and the sale of assets. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview” and “Liquidity and Capital Resources” of this MD&A.

For 2012, net cash provided by continuing operating activities was $99.5 million primarily as the result of net income of $58.6 million plus an adjustment of $21.0 million for depreciation, depletion and amortization in addition to a net change in prepaid and accrued income taxes of $11.0 million due, in part, to the recognition of income taxes for 2012 partially offset by payments made to taxing authorities and to a net decrease in accounts receivable of $7.9 million primarily relating to the Chemical Business due, in part, to the decrease in sales as the result of the downtime of certain facilities as discussed above under “Overview—Downtime at Certain Chemical Facilities—2012.”

Cash Flow from Continuing Investing Activities—2012

Net cash used by continuing investing activities for 2012 was $121.7 million that consisted primarily of $92.6 million for capital expenditures of which $84.4 million and $5.1 million are for the benefit of our Chemical and Climate Control Businesses, respectively, and approximately $50.2 million for the acquisition of working interests in natural gas properties as discussed above under “Liquidity and Capital Resources – Capital Expenditures” partially offset by $11.4 million of proceeds received from property insurance recovery associated with PP&E and $10.0 million of net proceeds from short-term investments.

Cash Flow from Continuing Financing Activities—2012

Net cash used by continuing financing activities was $4.5 million that primarily consisted of payments on long-term debt and loans (and related costs) of $9.0 million partially offset by $3.6 million of net proceeds from short-term financing.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For each of the last three years ended December 31, 2012, 2011, and 2010, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of December 31, 2012 could change in the near term. In addition, the more critical areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:

Business Combinations – We account for an acquired business using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. If applicable, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Accounts Receivable and Credit Risk – Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable. In addition, our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien or bond protection in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business. Twelve customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 36% of our total net receivables at December 31, 2012. We do not believe this concentration in these twelve customers represents a significant credit risk due to the financial stability of these customers. At December 31, 2012 and 2011, our allowance for doubtful accounts of $636,000 and $955,000, respectively, were netted against our accounts receivable. For 2012, 2011, and 2010, our provision for (recovery of) losses on accounts receivable was $(214,000), $347,000, and $145,000, respectively.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items. At December 31, 2012 and 2011, the carrying value of certain nitrogen-based inventories produced by our Chemical Business was reduced to market because cost exceeded the net realizable value by $975,000 and $16,000, respectively. In addition, the carrying value of certain slow-moving inventory items (Climate Control products) was reduced to market because cost exceeded the net realizable value by $1,818,000 and $1,767,000 at December 31, 2012 and 2011, respectively. For 2012, 2011, and 2010, our provision for losses on inventory was $1,140,000, $590,000, and $184,000, respectively.

Precious Metals – Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. As of December 31, 2012 and 2011, precious metals were $13.5 million and $17.8 million, respectively, and are included in supplies, prepaid items and other in the consolidated balance sheets. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. Recoveries of precious metals are recognized at historical FIFO costs. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals. For 2012, 2011, and 2010, the amounts expensed for precious metals, net of recoveries and gains, were approximately $7.4 million, $1.9 million and $5.2 million, respectively. These precious metals expenses, net, are included in cost of sales.

Depreciation, Depletion, Amortization and Impairment of Long-Lived Assets – For financial reporting purposes, depreciation of the costs of PP&E is primarily computed using the straight-line method over the estimated useful lives of the assets. Depreciation, depletion and amortization (“DD&A”) of the costs of producing natural gas properties are computed using the units of production method primarily on a field-by-field basis using proved or proved developed reserves, as applicable, as estimated by our independent consulting petroleum engineer. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. No provision for DD&A is made on nonproducing leasehold costs and exploratory wells in progress until such time as the relevant assets relate to proven reserves.

Our natural gas reserves are based on estimates and assumptions, which affect our DD&A calculations. Our independent consulting petroleum engineer, with our assistance, prepares estimates of natural gas reserves based on available relevant data and information. For DD&A purposes, and as required by the guidelines and definitions established by the SEC, the reserve estimates are based on average natural gas prices during the previous 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. As it relates to natural gas properties, proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis.

At December 31, 2012 and 2011, our accumulated DD&A of PP&E was $143.3 million and $161.6 million, respectively. For 2012, 2011, and 2010, our DD&A of PP&E was $20.7 million, $18.8 million, and $17.3 million, respectively. No impairments of long-lived assets were incurred in 2012, 2011 or 2010.

Accrued Insurance Liabilities—We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $100 million for most general liability and auto liability risks. We have a separate $50 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. As it relates to our natural gas properties within our Chemical Business that we do not operate but only own a working interest, insurance policies are maintained by the operator, which we are responsible for our proportionate share of the costs involved. Our accrued self-insurance liabilities are based on estimates of claims, which include the reported incurred claims amounts plus the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any, up to the amount of our self-insurance limits. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims based on historical claims experience. The determination of such claims and the appropriateness of the related liability is periodically reviewed and revised, if needed. Changes in these estimated liabilities are charged to operations. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. At December 31, 2012 and 2011, our accrued group health and workers’ compensation insurance claims were $2,175,000 and $2,535,000, respectively, and our accrued general liability insurance claims were $628,000 and $739,000 respectively. These accrued insurance claims are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates.

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

At December 31, 2012 and 2011, our accrued product warranty obligations were $6.2 million and $5.4 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets. For 2012, 2011, and 2010, our warranty expense was $6.7 million, $6.5 million, and $4.5 million, respectively.

Executive Benefit Agreements – We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable. In 1992, we entered into individual benefit agreements with certain key executives (“1992 Agreements”) that provide for annual benefit payments for life (in addition to salary). The liability for these benefits under the 1992 Agreements is $1.4 million and $1.3 million as of December 31, 2012 and 2011, respectively, and is included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.

In 1981, we entered into individual death benefit agreements with certain key executives. In addition, as part of the 1992 Agreements, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. In 2005, we entered into a death benefit agreement with our CEO. As of December 31, 2012 and 2011, the liability for death benefits is $4.2 million and $4.0 million, respectively, which is included in current and noncurrent accrued and noncurrent liabilities in the consolidated balance sheets.

Income Taxes – We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to net operating loss carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Regulatory Compliance – Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. At December 31, 2012, liabilities totaling $273,000 have been accrued relating to an estimated civil penalty associated with the Clean Air Act involving certain nitric acid plants within our chemical facilities and to remediation and surface and groundwater monitoring costs associated with our former Kansas facility. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.

Assets Retirement Obligations – In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is an obligation for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or legal construction. AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time through charges to cost of sales. In addition, we capitalize the corresponding asset retirement cost as PP&E, which cost is depreciated or depleted over the related asset’s respective useful life. We do not have any assets restricted for the purpose of settling our AROs.

Currently, we have an obligation to plug and abandon a waste water injection well at one of our Chemical Business facilities when the permit expires. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve the El Dorado Facility. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our AROs. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

As discussed above under “Liquidity and Capital Resources – Capital Expenditures”, our Chemical Business acquired working interests in certain natural gas properties. As a result of this acquisition, we recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At December 31, 2012 and 2011, our accrued liability for AROs was $154,000 and $75,000, respectively.

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

Recognition of Insurance Recoveries – If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. At December 31, 2012, the balance of the insurance claim receivable was $10.1 million as discussed above under “Overview – Downtime at Certain Chemical Facilities – 2012”.

Management’s judgment and estimates in the above areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2012, we have agreed to indemnify the sureties for payments, up to $12.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2012 are summarized in the following table (1) (2):

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2013	2014	2015	2016	2017	Thereafter
	(In Thousands)
Long-term debt:
Secured Term Loan	$68,438	$3,750	$3,750	$3,750	$57,188	$—	$—
Capital leases	370	335	35	—	—	—	—
Other	3,633	713	764	818	517	197	624

Total long-term debt	72,441	4,798	4,549	4,568	57,705	197	624

Interest payments on long-term debt (3)	8,882	2,946	2,695	2,491	637	50	63
Interest rate contracts (4)	1,874	657	594	512	111	—	—
Capital expenditures (5)	77,668	70,668	5,000	1,000	1,000	—	—
Nitric acid plants project (6)	120,000	74,000	46,000	—	—	—	—
Wastewater pipeline project (7)	5,332	457	125	125	125	125	4,375
Operating leases	13,067	4,846	3,606	1,698	857	643	1,417
Firm purchase commitments and futures/forward contracts	2,209	2,209	—	—	—	—	—
Contractual obligations—carbon credits	91	91	—	—	—	—	—
Accrued contractual manufacturing, profit sharing and other obligations	4,224	4,224	—	—	—	—	—
Other contractual obligations included in noncurrent accrued and other liabilities (8)	5,404	—	139	95	92	92	4,986

Total	$311,192	$164,896	$62,708	$10,489	$60,527	$1,107	$11,465

(1)	The table does not include amounts relating to future purchases of anhydrous ammonia by EDC pursuant to a supply agreement through December 2015. The terms of this supply agreement do not include minimum volumes or take-or-pay provisions.
(2)	The table does not include our estimated accrued warranty costs of $6.2 million at December 31, 2012 as discussed above under “Critical Accounting Policies and Estimates”.
(3)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2012.
(4)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2012.
(5)	Capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2012 but exclude amounts relating to the nitric acid plants and wastewater pipeline projects.
(6)	Capital expenditures are based on estimates (high end of range) at December 31, 2012.
(7)	The future cash flows include capital expenditures and operating costs based on estimates at December 31, 2012.
(8)	The future cash flows relating to executive and death benefits are based on estimates at December 31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2012, we had embedded losses totaling $0.2 million associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feedstocks generally at market prices and our Climate Control Business buys substantial quantities of copper and steel for use in manufacturing processes. As part of our raw material price risk management, periodically, our Chemical Business enters into firm purchase commitments and/or futures/forward contracts for anhydrous ammonia and natural gas and our Climate Control Business enters into futures contracts for copper. Our Chemical Business has also acquired working interests in natural gas properties to serve as an economic hedge against potential higher natural gas prices for a portion of our future natural gas requirements.

At December 31, 2012, we had no outstanding contracts to purchase natural gas or futures/forward contracts for anhydrous ammonia and natural gas.

At December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound ($2.2 million) and a weighted-average market value of $3.66 per pound ($2.3 million), which contracts are generally accounted for on a mark-to-market basis.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At December 31, 2012, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At December 31, 2012, the fair value of these contracts (unrealized loss) was $1.9 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2012:

	Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt (2)	$3,750	$3,750	$3,750	$57,188	$—	$—	$68,438

Weighted-average interest rate	3.92%	3.92%	3.92%	3.92%			3.92%

Fixed interest rate debt	$1,048	$799	$818	$517	$197	$624	$4,003

Weighted-average interest rate	6.87%	6.90%	6.89%	6.87%	6.86%	6.86%	6.88%

Estimated future cash flows of interest rate swaps (3):
Variable to Fixed	$657	$594	$512	$111	$—	$—	$1,874

Weighted-average pay rate	3.23%	3.23%	3.23%	3.23%			3.23%

Weighted-average receive rate	0.32%	0.43%	0.65%	0.89%	—		0.49%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2012.
(2)	Includes the Secured Term Loan that includes a fixed interest rate of 5.15% on the principal amount of $22.8 million at December 31, 2012.
(3)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2012.

The following table presents our purchase commitments under firm purchase commitments and futures/forward contracts and related weighted-average contract costs by contract terms as of December 31, 2012:

	Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars In Thousands, Except For Per Pound)
Firm purchase commitments and futures/forward contracts:
Copper:
Total cost of contract	$2,209						$2,209

Weighted-average cost per pound	$3.53						$3.53

At December 31, 2012 and 2011, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of LSB Industries, Inc. and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•	market share;

•	modest growth of the U.S. economy;

•	the construction outlook for the commercial/institutional sector and single-family sector;

•	the outlook for the types of nitrogen fertilizer products we produce and sell;

•	demand for our geothermal products;

•	reduction in operating income within our chemical facilities due to damaged facilities;

•	shipment of backlog;

•	cost of new nitric acid plants and when these plants will become operational;

•	ability to pass to our customers the majority of any cost increases in the form of higher prices;

•	sufficient sources for materials and components;

•	customer demand for our industrial, mining and agricultural products for 2013;

•	fertilizer outlook;

•	committed and planned capital spending;

•	ability to obtain anhydrous ammonia from other sources;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue once the pipeline is operational;

•	sales growth of the Climate Control Business;

•	sales in the medium-term and long-term will be primarily driven by growth in new construction, as well as the introduction of new products;

•	geothermal systems are considered to be the most energy efficient systems currently available;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to some conventional HVAC systems;

•

homeowners who install GHP’s are eligible for a 30% tax credit, businesses that install GHPs are eligible for a 10% tax credit and five-year accelerated depreciation on the balance of the system cost, and during 2013, businesses also have the option of electing 50% bonus depreciation on qualifying equipment, such as GHPs, that are placed in service during the year;

•	cash needs for 2013;

•	we plan to rely upon working capital, internally generated cash flows, third-party financing and insurance proceeds;

•	fund committed capital expenditures;

•	in conjunction with our long-term compliance plan, EDC intends to participate in a wastewater pipeline project for disposal of wastewater that the city of El Dorado, Arkansas will construct and own;

•	the ability and timing for the El Dorado Facility to use the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;

•	cost relating to settlement with the EPA relating to issues involving the Clean Air Act;

•	when the Cherokee and Pryor Facilities will begin production;

•	costs of Turnarounds during 2013 for our chemical facilities;

•	ability to fund our cash needs;

•	the expenses in connection with environmental regulatory issues for 2013;

•	cash needs and how we expect to fund our cash requirements;

•	depreciation, depletion and amortization expected to increase in 2013;

•

while future emission regulations or new laws appear possible, it is too early to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results;

•	if we should repurchase stock, we currently intend to fund any repurchases from our available working capital;

•	recovery under our property and business interruption insurance due to damages at various of our chemical facilities;

•	construction of a new ammonia plant at the El Dorado Facility;

•	meeting all required covenant tests for all quarters and the year ending in 2013;

•	costs relating to environmental and health laws and enforcement policies thereunder; and

•	material uncertain tax positions.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	changes in production rates at the Pryor Facility,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory settlement with the EPA,

•	inability to satisfactorily resolve claims relating to damaged equipment and business interruption within our Chemical Business with our insurance carriers;

•	obtaining necessary permits;

•	third-party financing;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors”.

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

Our By-laws provide that the Board of Directors, by resolution from time to time, may fix the number of directors that shall constitute the whole Board of Directors. The By-laws presently provide that the number of directors may consist of not less than 3 nor more than 14. The Board of Directors currently has 13 directors.

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

Directors

Robert C. Brown, M.D., age 81. Dr. Brown first became a director in 1969. His term will expire in 2015. Dr. Brown has practiced medicine for many years and was Vice President and Treasurer of Plaza Medical Group, P.C. until its acquisition by Integris Health on October 31, 2011. Dr. Brown received both his undergraduate and medical degrees from Tufts University after which he spent two years as a doctor in the United States Navy and over three years at the Mayo Clinic. Dr. Brown is also a Clinical Professor at Oklahoma University Health Science Center. Dr. Brown has experience with and insight into all aspects of developing and growing a company and as President and Chief Executive Officer oversaw the launch, development and sale of two different medical claims clearinghouses specializing in the provision of medical clearinghouse services to university affiliated hospitals and other medical providers throughout the United States, each of which was sold favorably. Dr. Brown served as President of the Medical Staff of Baptist Medical Center of Oklahoma. He is a Board member of Integris Physicians Services, Inc. Dr. Brown’s leadership experience, entrepreneurial business experience and broad range of knowledge of our history and business through his service as a director, among other factors, led the Board to conclude that he should serve as a director.

Charles A. Burtch, age 77. Mr. Burtch first became a director in 1999. His term will expire in 2013. Mr. Burtch was formerly Executive Vice-President and West Division Manager of BankAmerica, where he managed BankAmerica’s asset-based lending division for the western third of the United States. He retired in 1998 and has since been engaged as a private investor. Mr. Burtch is a graduate of Arizona State University. Mr. Burtch’s financial experience and his experience as executive vice president of a large commercial bank, among other factors, led the Board to conclude that he should serve as a director.

Robert A. Butkin, age 60. Mr. Butkin first became a director in August 2007. His term will expire in 2013. Mr. Butkin is currently a Professor of Law at the University of Tulsa College of Law. He was Dean of the Tulsa College of Law from 2005 to 2007. Mr. Butkin also serves as President and as a member of the board of BRJN Capital Corporation, a private investment company. Mr. Butkin served as Assistant Attorney General for the State of Oklahoma from 1987 to 1993, and served from 1995 to 2005 as the State Treasurer of Oklahoma. He has served in various community and professional organizations, including holding the presidency of the Southern State Treasurers Association. He chaired the Banking, Collateral and Cash Management Committee for the National Association of State Treasurers (“NAST”). In addition, from 1981 to 1995, he served on the Board of Citizens Bank of Velma, Oklahoma, and he served as Chairman of the Board of that bank from 1991 to 1994. Mr. Butkin serves on the board of several non-profits, including the Jasmine Moran Children’s Museum (1995-present); Leadership Oklahoma (Advisory Board, 1998-present); and the Oklahoma Academy (2003-present). He attended and received a Bachelor of Arts degree from Yale College. He received his Juris Doctorate from the University of Pennsylvania Law School in 1978. Mr. Butkin’s leadership skills and financial experience obtained through serving as State Treasurer of Oklahoma, chairman of the banking committee of NAST, leading his private investment company, and service as the dean of a major law school in the State of Oklahoma, among other factors, led the Board to conclude that he should serve as a director.

Barry H. Golsen, J.D., age 62. Mr. Golsen first became a director in 1981. His term will expire in 2015. Mr. Golsen was elected President of LSB in 2004 and has served as Chief Operating Officer for more than 10 years. Mr. Golsen has served as our Vice Chairman of the Board of Directors since August 1994. Mr. Golsen has served in several capacities with various LSB subsidiary companies and has been the President of our Climate Control Business for more than 10 years. Mr. Golsen served as a director of the Oklahoma branch of the Federal Reserve Bank. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma. Mr. Golsen’s extensive experience in the climate control industry, his depth of knowledge and understanding of the business in which we operate, and his demonstrated leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.

Jack E. Golsen, age 84. Mr. Golsen first became a director in 1969. His term will expire in 2013. Mr. Golsen, founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A., which was formerly owned by the Company. In 1972, he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry. Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico. Mr. Golsen’s demonstrated leadership skills and extensive experience and understanding in all industries in which we operate, his financial experience and broad business knowledge, among other factors, led the Board to conclude that he should serve as a director.

Steven J. Golsen, age 60. Mr. Golsen first became a director in 2011. His term will expire in 2014. Mr. Golsen also serves as the Chief Operating Officer of our Climate Control Business. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool Business and our Climate Control Business for more than 10 years. Mr. Golsen attended the University of New Mexico and University of Oklahoma. Mr. Golsen’s extensive experience, his intimate knowledge and understanding of multiple aspects of our business (particularly our Climate Control Business) and his demonstrated management and leadership skills within the Company, among other factors, led the Board to conclude that he should serve as a director.

David R. Goss, age 72. Mr. Goss first became a director in 1971. His term will expire in 2015. Mr. Goss, a certified public accountant, is our Executive Vice President of Operations and has served in substantially the same capacity for more than 10 years. He has served as a member of the executive management team since our inception in 1969. Mr. Goss is a graduate of Rutgers University. Mr. Goss’s accounting and financial experience and extensive knowledge of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.

Bernard G. Ille, age 86. Mr. Ille first became a director in 1971. His term will expire in 2014. Mr. Ille served as President and Chief Executive Officer of United Founders Life from 1966 to 1988. He served as President and Chief Executive Officer of First Life Assurance Company from 1988, until it was acquired by another company in 1994. During his tenure as President of these two companies, he served as Chairman of the Oklahoma Guaranty Association for 10 years and was President of the Oklahoma Association of Life Insurance Companies for two terms. He was a director of Landmark Land Company, Inc., which was the parent company of First Life for many years until his retirement in March 2011. He is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants, a consulting firm, and a private investor. He is a graduate of the University of Oklahoma. Mr. Ille’s leadership of a major insurance company in Oklahoma, his financial and insurance background, and his investment experience, among other factors, led the Board to conclude that he should serve as a director.

Gail P. Lapidus, age 61. Ms. Lapidus first became a director in February 2010. Her term will expire in 2015. Ms. Lapidus is the Executive Director and Chief Executive Officer of Family & Children’s Services (“FCS”), a premiere human services provider in the Tulsa, Oklahoma metro area. Ms. Lapidus has been with the 88-year-old agency for 39 years and has served as its Executive Director since 1986. During her tenure, FCS has become the largest outpatient community mental health center in the state of Oklahoma for children, families and individuals without sufficient economic resources or health insurance. FCS, which has an annual budget of more than $40 million and a staff of over 500, has attracted national recognition and research grants for the services it provides. Ms. Lapidus received her undergraduate degree and a Master’s Degree in Social Work from the University of Oklahoma where she was later named an inaugural inductee into the Hall of Honor for outstanding leadership in professional practice. Ms. Lapidus’s management and leadership experience as the executive director of FCS, among other factors, led the Board to conclude that she should serve as a director.

Donald W. Munson, age 80. Mr. Munson first became a director in 1997. His term will expire in 2014. From 1988, until his retirement in 1992, Mr. Munson served as President and Chief Operating Officer of Lennox Industries. Prior to 1998, he served as Executive Vice President of Lennox Industries’ Division Operations, President of Lennox Canada and Managing Director of Lennox Industries’ European Operations. Prior to joining Lennox Industries, Mr. Munson served in various capacities with the Howden Group, a company located in Scotland, and The Trane Company, including serving as the managing director of various companies within the Howden Group and Vice President Europe for The Trane Company. He is currently a consultant. Mr. Munson is a resident of England. He has degrees in mechanical engineering and business administration from the University of Minnesota. Mr. Munson’s extensive experience in the climate control industry, and his leadership skills obtained through his service as senior executive and a managing director of Lennox Industries, among other factors, led the Board to conclude that he should serve as a director.

Ronald V. Perry, age 63. Mr. Perry first became a director in August 2007. His term will expire in 2014. In 2011, after 32 years, Mr. Perry stepped down as President of Prime Time Travel, which he founded. He continues with Prime Time Travel as a member of the Executive Committee, Director and Treasurer. He is an elected member of the Board of Directors of Metro Technology Centers. Mr. Perry has served in various charitable and civic organizations. He has had leadership positions with Leadership OKC, Rotary Club of OKC and the American Heart Association. He is also past President of the Board of Directors for the Regional Food Bank of Oklahoma. In 2007, the mayor of Oklahoma City appointed Mr. Perry to serve as a commissioner on the Oklahoma City Convention and Visitors Bureau. Mr. Perry graduated from Oklahoma State University, with a Bachelor’s degree in Business Administration and then served as a captain in the United States Army. His leadership skills, business experience and promotions experience, among other factors, led the Board to conclude that he should serve as a director.

Tony M. Shelby, age 71. Mr. Shelby first became a director in 1971. His term will expire in 2014. Mr. Shelby, a certified public accountant, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than 10 years. Mr. Shelby has served as a member of the LSB executive management team since our inception in 1969. Prior to becoming our Executive Vice President of Finance and Chief Financial Officer, he served as Chief Financial Officer of a subsidiary of LSB and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University. Mr. Shelby’s financial and accounting experience, his demonstrated leadership skills within the Company, and extensive understanding of the industries in which we operate, among other factors, led the Board to conclude that he should serve as a director.

John A. Shelley, age 62. Mr. Shelley first became a director in 2005. His term will expire in 2015. Mr. Shelley is the President and Chief Executive Officer of The Bank of Union located in Oklahoma. He has held this position since 1997. Prior to 1997, Mr. Shelley held various senior level positions in financial institutions in Oklahoma, including the position of President of Equity Bank for Savings, N.A., a savings and loan that was owned by us prior to 1994, former member of the Board of Directors of the Oklahoma Bankers Association and former Commissioner of the Oklahoma Securities Commission. He is a Trustee of the Advantage Health Plans Trust and a Trustee of the Oklahoma City Retailers Foundation Affiliated fund of the Oklahoma City Community Foundation. Mr. Shelley is a graduate of the University of Oklahoma. Mr. Shelley’s experience in the banking industry and his financial experience obtained through his service as Chief Executive Officer of the Bank of Union, among other factors, led the Board to conclude that he should serve as a director.

Executive Officers

Certain information concerning our executive officers is contained in Part I of this annual report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated by reference herein.

Family Relationships

Jack E. Golsen—Father of Barry H. Golsen and Steven J. Golsen; Brother-in-law of Robert C. Brown.

Barry H. Golsen – Son of Jack E. Golsen; Brother of Steven J. Golsen; Nephew of Robert C. Brown.

Steven J. Golsen—Son of Jack E. Golsen; Brother of Barry H. Golsen; Nephew of Robert C. Brown.

Robert C. Brown—Father of Heidi Brown Shear; Uncle of Barry H. Golsen and Steven J. Golsen.

David M. Shear—Nephew by marriage to Jack E. Golsen; Son-in-law of Robert C. Brown.

Heidi Brown Shear, Vice President and Managing Counsel of the Company—Daughter of Robert C. Brown and spouse of David M. Shear.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and beneficial owners of more than 10% of LSB’s common stock to file with the Securities and Exchange Commission reports of holdings and changes in beneficial ownership of LSB’s stock. Based solely on a review of copies of the Forms 3, 4 and 5 and amendments thereto furnished to us with respect to 2012, or written representations that no Form 5 was required to be filed, we believe that during 2012 all our directors and officers and beneficial owners of more than 10% of LSB’s common stock filed timely their required Forms 3, 4, or 5.

Code of Ethics

The Chief Executive Officer, the Chief Financial Officer, the principal accounting officer, and the controller of LSB and each of its subsidiaries, or persons performing similar functions, are subject to our Code of Ethics. We have adopted a Statement of Policy Concerning Business Conduct applicable to our employees.

Our Code of Ethics and Statement of Policy Concerning Business Conduct are available on our website at www.lsbindustries.com. We will post any amendments to these documents, as well as any waivers that are required to be disclosed pursuant to the rules of either the Securities and Exchange Commission or the NYSE Euronext (“NYSE”), on our website.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Messrs. Bernard Ille (Chairman through February 24, 2012), Charles Burtch (Chairman effective February 24, 2012), Ronald Perry and John Shelley. Horace Rhodes was a member of the Audit Committee until his death on January 1, 2013. Mr. Perry was named to the Audit Committee on January 23, 2013. The Board has determined that each member of the Audit Committee is independent, as defined in the listing standards of the NYSE as of our fiscal year end. The Board has adopted an Audit Committee Charter, which governs the responsibilities of the Audit Committee. During 2012, the Audit Committee held five meetings.

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

Nominating and Corporate Governance Committee

We have a separately-designated standing Nominating and Corporate Governance Committee (the “Nominating Committee”). The members of the Nominating Committee are Messrs. John Shelley (Chairman), Bernard Ille, and Donald Munson. Horace Rhodes was a member of the Nominating Committee until his death on January 1, 2013. Mr. Munson was named to the Nominating Committee on January 17, 2013. The Board has determined that each member of the Nominating Committee is independent, in accordance with listing standards of the NYSE. The Board has adopted a Nominating and Corporate Governance Committee Charter which governs the responsibilities of the Nominating Committee. The Board has also adopted Corporate Governance Guidelines. During 2012, the Nominating Committee held two meetings.

Compensation and Stock Option Committee

We have a separately-designated Compensation and Stock Option Committee (the “Compensation Committee”). The members of the Compensation Committee are Messrs. Charles Burtch (Chairman) and Bernard Ille, each of whom is a non-employee, independent director in accordance with the rules of the NYSE. The Board has adopted a Compensation and Stock Option Committee Charter, which governs the responsibilities of the Compensation Committee. During 2012, the Compensation Committee held three meetings. Horace Rhodes was a member and Chairman of the Compensation Committee until his death on January 1, 2013.

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

Decisions regarding non-equity compensation of our non-executive officers and our executive officers named in the Summary Compensation Table (the “named executive officers”) other than the Chief Executive Officer, the President, and Chief Operating Officer of the Climate Control Business, are made by our Chief Executive Officer and presented for approval or modification by the Committee. Historically, the Compensation Committee has generally adopted such recommendations of the Chief Executive Officer.

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

The Compensation Committee has authority under its charter to retain, approve fees for, and terminate advisors, consultants and agents as it deems necessary to assist in the fulfillment of its responsibilities. If a compensation consultant is engaged, the Compensation Committee reviews the total fees paid to such outside consultant by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee. For 2012, no compensation consultants were engaged by the Compensation Committee or by management of the Company.

Committee Charters

A current copy of the following charters and guidelines are available on our website at www.lsbindustries.com and are also available from the Company upon request to the Secretary:

•	Audit Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Corporate Governance Guidelines

•	Compensation and Stock Option Committee Charter

Compensation Committee Interlocks and Insider Participation

The Compensation Committee has the authority to set the compensation of all of our officers. This Compensation Committee considers the recommendations of the Chief Executive Officer when setting the compensation of our officers. The Chief Executive Officer does not make a recommendation regarding his own salary, and does not make any recommendation as to the President’s salary. The members of the Compensation Committee are the following non-employee directors: Charles A. Burtch (Chairman), and Bernard G. Ille. Horace Rhodes was a member and Chairman of the Compensation Committee until his death on January 1, 2013. Neither Mr. Rhodes, Mr. Burtch nor Mr. Ille is, or ever has been, an officer or employee of the Company or any of its subsidiaries. None of our executive officers or members of the Compensation Committee had any relationship requiring disclosure under Item 404 of Regulation S-K during 2012.

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

Consideration of Stockholder Say-On-Pay Advisory Vote.

At our annual meeting of stockholders held in May 2012, our stockholders voted, on a non-binding, advisory basis, on the compensation of our named executive officers for 2011. A substantial majority (more than 96%) of the total votes cast on our say-on-pay proposal at that meeting approved the compensation of our named officers for 2011 on a non-binding, advisory basis. The Compensation Committee and the Board believes that this affirms our stockholders’ support of our approach to executive compensation, and, accordingly, the Compensation Committee did not materially change its approach to executive compensation in 2012 in connection with the say-on-pay proposal. The Compensation Committee expects to consider the results of future stockholder say-on-pay advisory votes when making future compensation decisions for our named executive officers. We will hold an advisory vote on the compensation of named executive officers at our 2013 annual meeting of stockholders.

Role of Executive Officers in Compensation Decisions

Our Chief Executive Officer annually reviews the performance of each of our named executive officers (other than the Chief Executive Officer, the President and the Chief Operating Officer of the Climate Control Business) and presents to the Compensation Committee recommendations with respect to salary, bonuses and other benefit items. The Compensation Committee considers such recommendations in light of the Compensation Committee’s philosophy and objectives and exercises its discretion in accepting or modifying the recommended compensation. Historically, the Compensation Committee has generally adopted the recommended compensation. In determining compensation for the Chief Executive Officer, the President and the Chief Operating Officer of the Climate Control Business, the Compensation Committee reviews the responsibilities and performance of each of them. Such review includes interviewing these officers and consideration of the Compensation Committee’s observations of these officers during the applicable year.

2012 Executive Compensation Components

For the fiscal year ended December 31, 2012, the principal components of compensation for the named executive officers were:

•	base salary;

•	cash bonus;

•	death benefit and salary continuation plans; and

•	perquisites and other personal benefits.

The Compensation Committee did not award equity-based compensation, such as stock options, to the named executive officers in 2012. As discussed below, the Compensation Committee awarded salary increases and bonuses to the named executive officers for 2012. Those awards were considered sufficient to provide competitively based incentives to our executives to advance company performance, without granting equity based compensation as well. The Committee’s assessment was that the named executive officers in 2012 continued to maintain a sufficient ownership interest in the Company to provide alignment with the Company’s long-term interests. We do not benchmark the amount of total compensation or any material element of compensation.

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

Base salaries are determined for the named executive officers in the discretion of the Compensation Committee based upon the recommendations of the Chief Executive Officer’s assessment of the executive’s compensation, both individually and relative to the other senior executive officers, and based upon an assessment of the individual performance of the executive during the preceding year. In determining the base salary for the Chief Executive Officer, the President and the Chief Operating Officer of the Climate Control Business, the Compensation Committee exercises its judgment based on its observations of such senior executive officers and the Compensation Committee’s assessment of such officers’ contribution to the Company’s performance and other leadership achievements. Although the Compensation Committee does not use specific performance targets to set base salaries or bonuses, the Compensation Committee awarded salary increases in 2012 based on the above criteria and with consideration of the overall improved financial performance of the Company during challenging economic conditions.

Cash Bonuses

The Compensation Committee may award cash bonuses to the named executive officers to reward outstanding performance. No bonus is guaranteed, and there is no defined range of bonus amounts that the Compensation Committee may award. Bonus awards are made at the Compensation Committee’s discretion based upon an assessment of an individual’s overall contribution to the Company. Based on the assessments and recommendations described below, the Compensation Committee awarded bonuses to the managers and executive officers in 2012.

Bonus awards are based upon assessment of an individual’s overall contribution to the Company. This assessment includes a subjective analysis of the achievement of an individual’s goals for their areas of responsibility, the individual’s contribution to the achievement of our priorities and strategic plans, and the individual’s material accomplishments achieved during the year. In considering an individual’s overall contribution to the Company, the Compensation Committee will account for the individual’s level of experience relevant to the Company’s businesses, the individual’s tenure with the Company, and the individual’s level of responsibility. The assessment is a subjective evaluation of accomplishment and contribution to the Company and is not based on the achievement of specific performance metrics. Our CEO, Jack E. Golsen, provides the Compensation Committee with his assessment of the contributions to the Company during the applicable year by our named executive officers other than for himself, Barry H. Golsen, our President, and Steven J. Golsen, our Chief Operating Officer for our Climate Control Business, for purposes of determining bonus compensation for such year. The Compensation Committee discusses our CEOs recommendations with the CEO, and in the past has generally accepted the CEOs’ recommendations as to bonuses for our named executive officers. With respect to bonus awards for Jack E. Golsen, Barry H. Golsen and Steven J. Golsen, the Compensation Committee assesses the overall contribution of each of them based on the interaction with each of them, review of the matters that are presented to the Board of Directors for consideration or discussion, and interviews with other senior executive officers.

In assessing the overall contribution of Jack E. Golsen to the Company for purposes of bonus compensation, the Compensation Committee considered Mr. Golsen’s management of the Company through challenging global economic conditions, the profitability of the Company, the retention and development of our executive team, his development of key business relationships for the Company, and his efforts in developing strategies for the Company’s future revenue and market growth. Mr. Golsen’s level of responsibility and the effectiveness of his leadership were also considered in the assessment of his overall contribution to the Company during 2012. In addition, the Compensation Committee considered and complied with the terms of Mr. Golsen’s Employment Agreement with the Company.

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

The assessment of Barry H. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of the Company and our climate control and chemical businesses through challenging global economic conditions, profitability of the Company for 2012, his retention and development of our management, his accomplishments in developing improved investor and shareholder communication, and his efforts in developing the Company’s future market growth.

The assessment of Steven J. Golsen’s overall contribution to the Company for purposes of determining his bonus compensation included his leadership of our climate control business and machine tool and specialized engineering business through challenging global economic conditions, profitability of the Company for 2012, his recruitment, retention and development of our management, and his involvement in developing plans for the Company’s future growth.

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

The assessment of David M. Shear’s overall contribution to the Company for purposes of bonus compensation included an evaluation of the complexity of Mr. Shear’s responsibilities as our general counsel, the effectiveness of his oversight of our legal department, his management of litigation and corporate matters, his accomplishments in negotiating important commercial contracts, the utility of his communications with our Board of Directors and executive officers, his contributions to the oversight of the our corporate governance and compliance functions, and his leadership in the design and implementation of the Company’s chemical property insurance program and chemical plant reliability enhancement and risk reduction program.

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

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2012, are discussed in footnote (1) and included in column (i) of the “Summary Compensation Table.”

The Compensation Committee believes that the Death Benefit and Salary Continuation Plans are significant factors in:

•	enabling the Company to retain its named executive officers;

•	encouraging our named executive officers to render outstanding service; and

•	maintaining competitive levels of total compensation.

Severance Agreements

We have entered into change of control severance agreements with certain key employees, including the named executive officers. The severance agreements are designed to promote stability and continuity of senior management. The severance agreements provide generally that if an executive officer who is a party to a severance agreement is terminated, other than for cause, within 24 months after the occurrence of a change-in-control of the Company or the executive officer terminates his employment for good reason following a change in control, we must pay the executive officer an amount equal to 2.9 times the officer’s average annual gross salary for the last five years preceding the change in control. The Compensation Committee believes that the severance agreements are an important element in retaining our senior management. These severance agreements are described under “Severance Agreements” below. Information regarding applicable payments under such agreements for the named executive officers is provided under the heading “Potential Payments Upon Termination or Change-In-Control.”

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

Employment Agreement

We have no employment agreements with our named executive officers, except with Jack E. Golsen, our Chief Executive Officer. The terms of Mr. Golsen’s employment agreement are described below under “Employment Agreement.” We believe that Mr. Golsen’s employment agreement promotes stability in our senior management and encourages Mr. Golsen to provide superior service to us. The current term of the Employment Agreement expires March 21, 2014, but will automatically renew for up to two additional three-year periods, unless earlier terminated by either party with one year’s notice.

Ownership Guidelines

We have not established any guidelines which require our executive officers to acquire and hold our common stock. However, our named executive officers have historically acquired and maintained a significant ownership position in our common stock.

Tax and Accounting Implications

Deductibility of Executive Compensation—Section 162(m) of the Internal Revenue Code, provides that we may not deduct compensation of more than $1,000,000 of employee remuneration for named executive officers. However, the statute exempts qualifying performance-based compensation from the deduction limit when specified requirements are met. In the past, we have granted non-qualifying stock options to the named executive officers that do not meet the performance-based compensation criteria and are subject to the Section 162(m) limitation. Our compensation deduction was not limited by Section 162(m) in 2012, 2011 and 2010.

Accounting for Stock-Based Compensation—We account for stock-based payments, including our incentive and nonqualified stock options, in accordance with United States generally accepted accounting principles.

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

Submitted by the Compensation and Stock Option Committee of the Company’s Board of Directors.

Charles A. Burtch, Chairman

Bernard G. Ille

The following table summarizes the total compensation paid or earned by each of the named executive officers for each of the three fiscal years in the period ended December 31, 2012.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jack E Golsen, Chairman of the Board of Directors and Chief Executive Officer
	2012	830,954	200,000	—	—	—	—	225,479	1,256,433
	2011	703,500	200,000	—	—	—	—	213,869	1,117,369
	2010	659,400	150,000	—	—	—	—	746,993	1,556,393

Tony M. Shelby, Executive Vice President of Finance and Chief Financial Officer
	2012	300,000	200,000	—	—	—	—	17,310	517,310
	2011	287,115	100,000	—	—	—	—	16,932	404,047
	2010	275,000	100,000	—	—	—	—	15,385	390,385

Barry H. Golsen, Vice Chairman of the Board of Directors, President, and President of the Climate Control Business

	2012	627,523	200,000	—	—	—	—	39,092	866,615
	2011	574,831	200,000	—	—	—	—	34,311	809,142
	2010	550,600	150,000	—	—	—	—	32,803	733,403

Steven J. Golsen, Chief Operating Officer of the Climate Control Business	2012	408,846	150,000	—	—	—	—	36,624	595,470
	2011	369,385	150,000	—	—	—	—	30,211	549,596
	2010	350,000	150,000	—	—	—	—	29,028	529,028

David R. Goss, Executive Vice President of Operations	2012	300,500	200,000	—	—	—	—	10,254	510,754
	2011	285,039	100,000	—	—	—	—	8,569	393,608
	2010	270,500	85,000	—	—	—	—	9,308	364,808

David M. Shear, Senior Vice President and General Counsel	2012	300,000	125,000	—	—	—	—	26,357	451,357
	2011	287,116	100,000	—	—	—	—	20,837	407,953
	2010	275,000	85,000	—	—	—	—	20,126	380,126

(1)	We have a death benefit agreement with each named executive officer, as described below under “1981 Agreements” and “2005 Agreement”. Compensation reported for the death benefit under these agreements is the greater of:

•	the expense incurred for our accrued death benefit liability; or

•	the pro rata portion of life insurance premium expense to fund the undiscounted death benefit.

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

The amounts set forth under “All Other Compensation” are comprised of the compensation expense relating to the 1981 Agreements, 1992 Agreements, and 2005 Agreement, as described above, and perquisites for 2012, as follows:

	1981 Agreements	1992 Agreements	2005 Agreement	Other (A)	Total
Jack E. Golsen	$90,663	$—	$129,519	$5,297	$225,479
Tony M. Shelby	$2,662	$3,178	$—	$11,470	$17,310
Barry H. Golsen	$1,686	$32,201	$—	$5,205	$39,092
Steven J. Golsen	$581	$29,520	$—	$6,523	$36,624
David R. Goss	$3,186	$2,771	$—	$4,297	$10,254
David M. Shear	$—	$22,985	$—	$3,372	$26,357

(A)	Amount relates primarily to the personal use of automobiles, cell phones and country club dues.

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

1981 Agreements

During 1981, we entered into individual death benefit agreements (the “1981 Agreements”) with certain key employees (including certain of the named executive officers). The designated beneficiary of each named executive officer will receive a monthly benefit for a period of 10 years if the officer dies while in the employment of the Company. The 1981 Agreements, as amended, provide that we may terminate the agreement as to any officer at any time prior to the officer’s death. We have purchased life insurance on the life of each officer covered under the 1981 Agreements to provide a source of funds for our obligations under the 1981 Agreements. We are the owner and sole beneficiary of each of the insurance policies and the proceeds are payable to the Company upon the death of the officer. The following table sets forth the amounts of annual benefits payable to the designated beneficiary or beneficiaries of the named executive officer’s under the 1981 Agreements.

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

The following table sets forth the amounts of annual benefits payable to the named executive officers under the 1992 Agreements at December 31, 2012.

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

Life Insurance Policies

As discussed above under the 1981 Agreements, 1992 Agreements and 2005 Agreements, we maintain life insurance on the life of each named executive officer to provide a source of funds for our obligations under these agreements. The following table sets forth the total face value of life insurance policies in force for each named executive officer and the net cash surrender value of the life insurance policies at December 31, 2012.

Name of Individual	Total Face Value of Life Insurance Policies	Amount of Net Cash Surrender Value
Jack E. Golsen	$7,000,000	$1,219,000
Tony M. Shelby	$788,049	$33,000
Barry H. Golsen	$4,115,016	$559,146
Steven J. Golsen	$871,127	$34,130
David R. Goss	$1,334,372	$340,615
David M. Shear	$450,000	$8,609

401(k) Plan

We maintain The Savings Incentive Plan for LSB Industries, Inc. and Designated Subsidiaries (the “401(k) Plan”) for qualifying employees (including the named executive officers) of the Company. As relating to the named executive officers, the 401(k) Plan is funded by the officer’s contributions. We make no contributions to the 401(k) Plan for any of the named executive officers. The amount that an officer may contribute to the 401(k) Plan equals a certain percentage of the employee’s compensation, with the percentage based on the officer’s income and certain other criteria as required under Section 401(k) of the Internal Revenue Code. We deduct the amounts contributed to the 401(k) Plan from the officer’s compensation each pay period, in accordance with the officer’s instructions, and pay the amount into the 401(k) Plan pursuant to the officer’s election. The salary and bonus set forth in the Summary Compensation Table above include any amounts contributed by the named executive officers during the 2012, 2011 and 2010 fiscal years pursuant to the 401(k) Plan.

Outstanding Equity Awards At December 31, 2012

At December 31, 2012, none of the named executive officers had any vested or unvested outstanding equity awards. In addition, none of the named executive officers exercised stock option awards and no stock option awards vested in 2012.

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

•

Jack E. Golsen, his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his children, or the spouses of his children own at least 80% of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates;

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

Potential Payments Upon Termination or Change-In-Control

The following table reflects the total amount that we would have been required to pay to each of the named executive officers under the applicable agreement if the respective trigger event had occurred on December 31, 2012.

Severance Pay Trigger Event*

Name and Executive Benefit and Payments Upon Separation	Voluntary Termination ($)	Involuntary Other Than For Cause Termination ($)	Involuntary For Cause Termination ($)	Involuntary Other Than For Cause Termination- Change of Control ($)	Voluntary For Good Reason Termination- Change of Control ($)	Disability/In capacitation ($)	Death ($)
Jack E Golsen: (1)(2)(5)
Salary	—	1,038,693	—	2,541,500	2,541,500	3,456,789	—
Bonus	—	250,000	—	—	—	—	—
Death Benefits	—	—	—	—	—	—	4,250,000
Other	—	72,091	—	—	—	—	72,091

Tony M. Shelby: (2)(3)(4)
Salary	—	—	—	1,205,472	1,205,472	—	—
Death Benefits	—	—	—	—	—	—	350,000
Other	204,195	—	—	—	—	—	—

Barry H. Golsen: (2)(3)(4)
Salary	—	—	—	2,150,313	2,150,313	—	—
Death Benefits	—	—	—	—	—	—	415,962

Steven J. Golsen: (2)(3)(4)
Salary	—	—	—	1,460,731	1,460,731	—	—
Death Benefits	—	—	—	—	—	—	296,903

David R. Goss: (2)(3)(4)
Salary	—	—	—	1,143,142	1,143,142	—	—
Death Benefits	—	—	—	—	—	—	350,000
Other	216,374	—	—	—	—	—	—

David M. Shear: (2)(4)
Salary	—	—	—	1,118,548	1,118,548	—	—
Death Benefits	—	—	—	—	—	—	79,567

*	The terms of payment of the amounts set forth in this table are described in the agreements referenced in the footnotes to this table.
(1)	See “Employment Agreement” above for a description of the terms of Mr. Golsen’s employment agreement.
(2)	See “Severance Agreements” above for a description of the terms of our severance agreements.
(3)	See “1981 Agreements” above for a discussion of the terms of our death benefit agreements.
(4)	See “1992 Agreements” above for a description of the terms of our retention and death benefit agreements.
(5)	See “2005 Agreement” above for a description of the terms of Mr. Golsen’s death benefit agreement.

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

•	the mix between short-term and long-term compensation, which is also discussed herein;

•	the type of equity awards granted to employees and level of equity and equity award holdings; and

•	the historical emphasis on long term growth and profitability, over short term gains.

Equity Compensation Plan Information

The following table sets forth the information as of December 31, 2012, with respect to our equity compensation plans.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	736,965	$17.45	629,905
Equity compensation plan not approved by stockholders	—	—	—

Total	736,965	$17.45	629,905

Compensation of Directors

In 2012, we compensated our non-employee directors for their services as directors on our Board. Directors who are employees of the Company receive no compensation for their services as directors.

The following table summarizes the compensation paid by us to our non-employee directors during the year ended December 31, 2012.

Director Compensation Table

(a)	(b)	(d)	(g)		(h)
Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	All Other Compensation ($)		Total ($)
Robert C. Brown, M.D.	40,500	—	36,000	**	76,500
Charles A. Burtch	50,500	—			50,500
Robert A. Butkin	40,500	—			40,500
Bernard G. Ille	50,500	—			50,500
Gail P. Lapidus	40,500	—			40,500
Donald W. Munson	40,500	—			40,500
Ronald V. Perry	40,500	—			40,500
Horace G. Rhodes	50,500	—			50,500
John A. Shelley	50,500	—			50,500

(1)	This amount includes as to each director, an annual fee of $13,000 for services as a director and $500 for each Board meeting attended during 2012. In addition, each director that serves on one or more committees of the Board receives an additional $25,000 to $35,000 for such service. As noted below, each of our directors served on at least one committee during 2012:

•

Dr. Brown is a member of the Benefits and Programs Committee. The amount shown above does not include amounts paid by the Company to Dr. Brown for consulting services rendered by him, which amounts are described under ** below.

•	Mr. Burtch is a member of the Audit Committee and Compensation Committee.

•	Mr. Butkin is a member of the Business Development Committee.

•	Mr. Ille is a member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Public Relations and Marketing Committee.

•	Ms. Lapidus is a member of the Public Relations and Marketing Committee.

•	Mr. Munson is a member of the Business Development Committee.

•	Mr. Perry is a member of the Public Relations and Marketing Committee.

•	Mr. Rhodes, who died on January 1, 2013, was a member of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee during 2012.

•	Mr. Shelley is a member of the Audit Committee and Nominating and Corporate Governance Committee.

**	During 2012, Dr. Brown received a fee of $3,000 per month to perform medical director consulting services for the Company in connection with our self-insured health plan and workers’ compensation benefits.
(2)	No option awards were granted during 2012. The following is the aggregate number of outstanding non-qualified stock options held by non-employee directors at December 31, 2012:

Outstanding Options

Name	Options Outstanding as of December 31, 2012
Robert C. Brown, M.D.	5,000
Charles A. Burtch	2,525
Robert A. Butkin	5,000
Bernard G. Ille	5,000
Gail P. Lapidus	5,000
Donald W. Munson	5,000
Ronald V. Perry	3,000
Horace G. Rhodes	5,000
John A. Shelley	2,525

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of February 15, 2013, regarding the ownership of our voting common stock and voting preferred stock by each person (including any “group” as used in Section 13(d)(3) of the Securities Act of 1934, as amended) that we know to be beneficial owner of more than 5% of our voting common stock and voting preferred stock. A person is deemed to be the beneficial owner of shares of the Company which he or she could acquire within 60 days of February 15, 2013.

Name and Address of Beneficial Owner	Title of Class	Amounts of Shares Beneficially Owned (1)		Percent of Class+
Jack E. Golsen and certain	Common	4,002,530	(3)(4)	17.1%
members of his family (2)	Voting Preferred	1,020,000	(5)	100.0%
Neuberger Berman Group LLC	Common	1,942,774		8.7%
Royce & Associates, LLC	Common	1,426,112		6.4%
BlackRock, Inc.	Common	1,402,525		6.3%
The Vanguard Group	Common	1,132,298		5.0%

+	Because of the requirements of the SEC as to the method of determining the amount of shares an individual or entity may own beneficially, the amount shown for an individual may include shares also considered beneficially owned by others. Any shares of stock which a person does not own, but which he or she has the right to acquire within 60 days of February 15, 2013 are deemed to be outstanding for the purpose of computing the percentage of outstanding stock of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.
(1)	We based the information with respect to beneficial ownership on information furnished by the above-named individuals or entities or contained in filings made with the Securities and Exchange Commission or our records.
(2)	Includes Jack E. Golsen (“J. Golsen”) and the following members of his family: son, Barry H. Golsen (“B. Golsen”) (a director, Vice Chairman of the Board of Directors, and President of the Company and its Climate Control Business); son, Steven J. Golsen (“S. Golsen”) (a director and Chief Operating Officer of our Climate Control Business), Golsen Family LLC (“LLC”) which is wholly-owned by J. Golsen (43.516% owner), Sylvia H. Golsen (43.516% owner), B. Golsen (4.323% owner), S. Golsen (4.323% owner), and Linda F. Rappaport (4.323% owner and daughter of J. Golsen (“L. Rappaport”)), and SBL LLC (“SBL”) which is wholly-owned by the LLC (49% owner), B. Golsen (17% owner), S. Golsen (17% owner), and L. Rappaport (17% owner). J Golsen is the manager of the LLC and share voting and dispositive power over the shares beneficially owned by the LLC. J. Golsen and B. Golsen, as the only directors and officers of SBL, share the voting and dispositive power of the shares beneficially owned by SBL and its wholly owned subsidiary, Golsen Petroleum Corp (“GPC”). The address of Jack E. Golsen and Barry H. Golsen is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107; and Steven J. Golsen’s address is 7300 SW 44th Street, Oklahoma City, Oklahoma 73179. The address for SBL, LLC, GPC and L. Rappaport is 16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107.

(3)	Includes:

(a)	the following shares over which J. Golsen has the sole voting and dispositive power: (i) 218,320 shares of common stock owned of record by certain trusts for the benefit of B. Golsen, S. Golsen and L. Rappaport over which J. Golsen is the trustee; (ii) 350,984 shares held in certain trusts for the benefit of grandchildren and great grandchildren of J. Golsen over which J. Golsen is the trustee; and (iii) 4,000 shares owned of record by J. Golsen;

(b)	the following shares over which J. Golsen has voting and dispositive power: (i) 15,876 shares held in S. Golsen’s revocable trust; (ii) 15,392 shares owned of record by the LLC; and (iii) 133,333 shares that the LLC has the right to acquire upon the conversion of 4,000 shares of the Series B Preferred owned of record by the LLC;

(c)	292,467 shares over which B. Golsen has the sole voting and dispositive power;

(d)	243,493 shares over which S. Golsen has the sole voting and dispositive power;

(e)	the following shares over which J. Golsen and L. Rappaport share voting and dispositive power: (i) 30,000 shares owned directly by L. Rappaport; and (ii) 14,578 shares owned by her revocable trust;

(f)	the following shares over which J. Golsen and B. Golsen share voting and dispositive power: (i) 1,616,799 shares owned of record by SBL; (ii) 400,000 shares that SBL has the right to acquire upon conversion of 12,000 shares of Series B Preferred owned of record by SBL; (iii) 250,000 shares that SBL has the right to acquire upon conversion of 1,000,000 shares of the Series D Preferred owned of record by SBL; (iv) 283,955 shares owned of record by GPC; and 133,333 shares that GPC has the right to acquire upon conversion of 4,000 shares of Series B Preferred owned of record by GPC.

See “Certain Relationships and Related Transactions and Director Independence.”

(4)	J. Golsen disclaims beneficial ownership of the shares over which B. Golsen, S. Golsen and L. Rappaport each have sole voting and investment power. B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares that J. Golsen has sole voting and investment power. B. Golsen, S. Golsen and L. Rappaport disclaim beneficial ownership of the shares owned of record by the LLC, except to the extent of their respective pecuniary interest therein. S. Golsen and L. Rappaport disclaim beneficial ownership of the shares owned of record by SBL and GPC and all shares beneficially owned by SBL through the LLC, except to the extent of their respective pecuniary interest therein. L. Rappaport disclaims beneficial ownership of the 81,433 shares over which her spouse has sole voting and investment power over, and this amount excludes such shares. B. Golsen disclaims beneficial ownership of the 533 shares over which his spouse has sole voting and investment power, and this amount excludes such shares.
(5)	Includes: (a) 4,000 shares of Series B Preferred owned of record by the LLC; (b) 12,000 shares of Series B Preferred owned of record by SBL; (c) 4,000 shares Series B Preferred owned of record by GPC and (d) 1,000,000 shares of Series D Preferred owned of record by SBL.

Security Ownership of Management

The following table sets forth certain information obtained from our directors and executive officers as a group as to their beneficial ownership of our voting common stock and voting preferred stock as of February 15, 2013.

Name of Beneficial Owner	Title of Class	Amount of Shares Beneficially Owned (1)		Percent of Class+
Robert C. Brown, M.D.	Common	45,187	(2)	*
Charles A. Burtch	Common	4,300	(3)	*
Robert A. Butkin	Common	4,300	(4)	*
Barry H. Golsen	Common	2,982,983	(5)	12.9%
	Voting Preferred	1,016,173	(5)	99.6%
Jack E. Golsen	Common	3,466,570	(6)	14.9%
	Voting Preferred	1,020,000	(6)	100.0%
Steven J. Golsen	Common	763,074	(7)	3.4%
	Voting Preferred	194,415	(7)	19.1%
David R. Goss	Common	101,690	(8)	*
Bernard G. Ille	Common	13,300	(9)	*
Gail P. Lapidus	Common	950	(10)	*
Donald W. Munson	Common	7,040	(11)	*
Ronald V. Perry	Common	1,300	(12)	*
David M. Shear	Common	35,581	(13)	*
Tony M. Shelby	Common	112,185	(14)	*
John A. Shelley	Common	1,880	(15)	*
Directors and Executive Officers	Common	4,409,790	(16)	18.9%
as a group number (19 persons)	Voting Preferred	1,020,000		100.0%

*	Less than 1%.
+	See footnote “+” to the table under “Security Ownership of Certain Beneficial Owners.”
(1)	We based the information, with respect to beneficial ownership, on information furnished by each director or officer, contained in filings made with the SEC, or contained in our records.
(2)	This amount includes (a) 11,160 shares held in a joint account owned by a trust, of which Dr. Brown’s wife is the trustee, and (b) by a trust, of which Dr. Brown is the trustee. As trustees, Dr. Brown and his wife share voting and dispositive power over these shares. The amount also includes (a) 3,300 shares of common stock that Dr. Brown may purchase pursuant to currently exercisable non-qualified stock options, and (b) 30,727 shares owned by Robert C. Brown, MD, Inc. over which Dr. Brown has voting and dispositive power. The amount shown does not include shares owned directly, or through trusts, by the children of Dr. Brown and the son-in-law of Dr. Brown, David M. Shear, all of which Dr. Brown disclaims beneficial ownership.
(3)	Mr. Burtch has the sole voting and dispositive power over these shares, which include 825 shares of common stock that Mr. Burtch may purchase pursuant to currently exercisable non-qualified stock options.
(4)	This amount includes (a) 1,000 shares that are held in certain trusts and (b) 3,300 shares of common stock that Mr. Butkin may purchase pursuant to currently exercisable non-qualified stock options over which Mr. Butkin has voting and dispositive power.
(5)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by B. Golsen.
(6)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by J. Golsen.
(7)	See footnotes (2), (3), (4), and (5) of the table under “Security Ownership of Certain Beneficial Owners” for a description of the amount and nature of the shares beneficially owned by S. Golsen.
(8)	Mr. Goss has the sole voting and dispositive power over these shares.
(9)	The amount includes (a) 10,000 shares held by Mr. Ille’s trust and (b) 3,300 shares of common stock that Mr. Ille may purchase pursuant to currently exercisable non-qualified stock options, over which Mr. Ille possesses sole voting and dispositive power.

(10)	Ms. Lapidus has the sole voting and dispositive power over these shares, which include 825 shares of common stock that Ms. Lapidus may purchase pursuant to currently exercisable non-qualified stock options.
(11)	Mr. Munson has the sole voting and dispositive power over these shares, which include 3,300 shares that Mr. Munson may acquire pursuant to currently exercisable non-qualified stock options.
(12)	This amount represents shares that Mr. Perry may acquire pursuant to currently exercisable non-qualified stock options, over which Mr. Perry has sole dispositive power.
(13)	These shares are held in a joint account owned by Mr. Shear’s revocable trust of which Mr. Shear is the trustee and by Mr. Shear’s spouse’s revocable trust of which his spouse is the trustee. As trustees, Mr. Shear and his wife share voting and dispositive power over these shares.
(14)	The amount includes 32,796 shares held by a trust, over which Mr. Shelby has the sole voting and dispositive power.
(15)	Mr. Shelley has the sole voting and dispositive power over these shares.
(16)	The shares of common stock include 38,175 shares of common stock that executive officers and directors have the right to acquire within 60 days under our stock option plans and 916,666 shares of common stock that executive officers, directors, or entities controlled by our executive officers and directors, have the right to acquire within 60 days under other convertible securities.

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

Related Party Transactions

Golsen Group

In March 2012, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, all of the outstanding shares of which are owned by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family, including Barry H. Golsen, our Vice Chairman and President, Steven J. Golsen, a Director and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”). In January 2013, we declared annual dividends totaling $300,000 on such Series B Preferred and Series D Preferred, which will be paid in March 2013.

During 2012, GPC occupied approximately 1,400 square feet of office space within our corporate complex for which the annual rent is $12,000.

Transactions with Landmark

As approved by a special committee of our Board of Directors and pursuant to an agreement (the “Purchase Agreement”) entered into in September 2011, effective February 7, 2012, Prime Financial L.L.C. (“Prime”), a subsidiary of LSB, purchased from Landmark Land Company, Inc. (“Landmark”) certain undeveloped real estate located in Laguna Vista, Texas (the “Texas Real Estate”) for the purchase price of approximately $2,500,000. The Purchase Agreement grants Prime put options to sell the Texas Real Estate to Landmark or to Gerald G. Barton (“Barton”), who is the chief executive officer and a substantial stockholder of Landmark. Prime may exercise a put option during the sixth year following Prime’s purchase of the Texas Real Estate. If a put option is exercised, the purchase price for the Texas Real Estate will be based on the original purchase price, plus a premium equal to a simple 10% annual return on the original purchase price beginning as of the closing of the Purchase Agreement, subject to certain adjustments. The Purchase Agreement also grants Prime warrants to purchase up to 1,000,000 shares of Landmark’s common stock, at $1.00 per share. The right of Prime to acquire Landmark shares under any unexercised warrants shall terminate on the completed exercise of the put options. Also Landmark entered into a separate agreement (“GHP Use Agreement”) to use its reasonable efforts to use, where technically feasible, geothermal heating and air conditioning units manufactured by one of LSB’s subsidiaries on other Landmark properties in the development where the Texas Real Estate is located. For financial reporting purposes, no value from the purchase price was allocated to the put options or the GHP Use Agreement primarily because the estimated market value of the Texas Real Estate exceeded the purchase price and a minimal value from the purchase price was allocated to the warrants primarily because Landmark’s common stock is lightly traded on the Over-the-Counter Bulletin Board with a minimal price per share (Landmark’s average closing price per share was approximately $0.11 over the twelve-month period ended February 7, 2012).

Jack E. Golsen, our Chairman and Chief Executive Officer (“Golsen”) and another individual previously formed a limited liability company (“LLC”), and each contributed $1,000,000 to the LLC. The LLC subsequently loaned Landmark approximately $2,000,000. In March 2011, Golsen sold his membership interest in the LLC to Barton in consideration for a promissory note in the principal amount of approximately $1,100,000, representing the amount that Golsen had invested in the LLC, plus interest (the “Barton Note”). The Barton Note was due and payable in June 2011. Pursuant to the terms of the Purchase Agreement, until the expiration of the put options, no payment will be made on the Barton Note and payment of the amounts owing under the Barton Note will be subordinate to any amounts owing Prime upon the exercise of a put option. Further, Golsen has agreed under the Purchase Agreement that no portion of the purchase price shall be used by Landmark to repay any indebtedness owing to Golsen.

In addition, Bernard Ille, one of our directors, served as a director of Landmark for many years until he resigned in March 2011. In light of the Barton Note and Mr. Ille’s past relationship with Landmark, our Board of Directors appointed a special committee for the purpose of reviewing and determining whether LSB should purchase the Texas Real Estate. The special committee believed, based on an analysis of a real estate consultant, that the price that we were to pay for the Texas Real Estate approximated the market value, and also believed that the Texas Real Estate, when developed, has the potential to establish a model geothermal community.

Other

Heidi Brown Shear, our Vice President and Managing Counsel, received approximately $230,000 in compensation during 2012, which included $40,000 cash bonus and a $4,100 automobile allowance.

Director Independence

The Board of Directors has determined that each of Messrs. Burtch, Butkin, Ille, Munson, Perry, Shelley and Ms. Lapidus is an “independent director” in accordance with the current listing standards of the NYSE, and that Mr. Rhodes was an independent director prior to his death on January 1, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Ernst & Young LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years, and for review of SEC-related documents for those fiscal years were approximately $1,472,000 and $1,374,000, respectively.

Audit-Related Fees

Ernst & Young LLP billed us $159,750 and $28,600 during 2012 and 2011, respectively, for audit-related services, which included services relating to the acquisition of working interests in natural gas properties and benefit plan audits.

Tax Fees

Ernst & Young LLP billed us $575,300 and $593,335 during 2012 and 2011, respectively, for tax services, which included tax return review and preparation, tax consultations and planning, including services relating to the current examination by the IRS and certain state tax authorities for the tax years 2007-2010 and the acquisition of working interests in natural gas properties.

All Other Fees

We did not engage our accountants to provide any other services for the fiscal years ended December 31, 2012 and 2011.

Engagement of the Independent Registered Public Accounting Firm

The Audit Committee is responsible for approving all engagements with Ernst & Young LLP to perform audit or non-audit services for us prior to us engaging Ernst & Young LLP to provide those services. All of the services under the headings Audit Related, Tax Services, and All Other Fees were approved by the Audit Committee in accordance with paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X of the Exchange Act. The Audit Committee of our Board of Directors has considered whether Ernst & Young LLP’s provision of the services described above for the fiscal years ended December 31, 2012 and 2011 is compatible with maintaining its independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedules

The Company has included the following schedules in this report:

I—Condensed Financial Information of Registrant	F - 53

II—Valuation and Qualifying Accounts	F - 57

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended.

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, which the Company hereby incorporates by reference from Exhibit 3(ii).1 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.1	Redemption Notice for Convertible Noncumulative Preferred Stock, dated February 21, 2012, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 27, 2012.

4.2	Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848. See SEC file number 001-0767.

4.3	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.4	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 333-184995, filed November 6, 2012.

4.5	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated December 5, 2008.

4.6	First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated December 5, 2008.

4.7	Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2007. See SEC file number 001-0767.

4.8	Exhibits and Schedules to the Amended and Restated Loan and Security Agreement by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

4.9	First Amendment to the Amended and Restated Loan and Security Agreement, dated as of November 24, 2009, by and among LSB Industries, Inc., ThermaClime, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Foothill, Inc., which the Company hereby incorporates by reference from Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

4.10	Consent, Joinder and Second Amendment, dated as of April 1, 2010, by and among LSB Industries, Inc., ThermaClime, Inc., each of the Subsidiaries of ThermaClime identified on the signature pages thereof, the lenders identified on the signature pages thereof, Wells Fargo Capital Finance, Inc., as the arranger and administrative agent, and Consolidated Industries Corp., which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed April 7, 2010.

4.11	Fifth Amendment to the Amended and Restated Loan and Security Agreement, dated as of April 4, 2012, by and among LSB Industries, Inc., Consolidated Industries Corp., ThermaClime, L.L.C. and each of its subsidiaries that are Signatories, the Lenders signatory thereto and Wells Fargo Capital Finance, Inc., as arranger and administrative agent for the Lenders, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed April 9, 2012.

4.12	Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed by April 4, 2011.

4.13	Exhibits and Schedules to the Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed April 4, 2011.

4.14	Amendment Number One to the Amended and Restated Term Loan Agreement, dated as of April 21, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-Q, filed May 5, 2011.

4.15	Joining Lender Agreement, dated as of May 26, 2011, by and among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., Banc of America Leasing & Capital, LLC, as Administrative Agent, and MassMutual Asset Finance LLC, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company’s Form 8-K, filed June 2, 2011.

4.16	Amendment Number Two to the Amended and Restated Term Loan Agreement, dated as of April 4, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 9, 2012.

4.17	Amendment Number Four and Addendum to Amended and Restated Term Loan Agreement, dated effective August 16, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed September 18, 2012.

10.1	Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner, which the Company hereby incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.2	Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company incorporates by reference from Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. See SEC file number 001-0767.

10.3	The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. See SEC file number 001-07677.

10.4	LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit “C” to the Company’s Proxy Statement, dated May 24, 1999 for its 1999 Annual Meeting of Stockholders. See SEC file number 001-07677.

10.5	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-0767.

10.6	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-0767.

10.7	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 6, 2008.

10.8	Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. See SEC file number 001-0767. The Company also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.9	Amendment to Severance Agreement, dated December 17, 2008, between Barry H. Golsen and the Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated December 23, 2008. Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request.

10.10	Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.11	First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company’s Form 10-K/A Amendment No.1 for the fiscal year ended December 31, 2002. See SEC file number 001-0767.

10.12	Third Amendment to Employment Agreement, dated December 17, 2008, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated December 23, 2008.

10.13	Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #22844, DATED NOVEMBER 24, 2008, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.14	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #25613, DATED SEPTEMBER 24, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.15	AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.16	First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

10.17	Agreement, effective August 1, 2010, between El Dorado Chemical Company and United Steelworkers of America International Union on behalf of Local 13-434., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.18	Agreement, effective October 17, 2010, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2010.

10.19	Agreement, dated November 12, 2010, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 25 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

10.20	Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company’s Form 8-K, dated December 12, 2002. See SEC file number 001-0767.

10.21	Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC., which the Company hereby incorporates by reference from Exhibit 10.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

10.22	Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #25535, DATED SEPTEMBER 27, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.23	Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.24	Fifth Amendment to the Anhydrous Ammonia Sales Agreement, dated August 22, 2012, between KOCH Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 28, 2012. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDERS CF#28826, CF#28827, AND CF#28828, EACH DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.25	Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.26	Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.27	Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed May 13, 2009.

10.28	Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed November 7, 2011.

10.29	Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed November 7, 2011.

10.30	First Amendment to Real Estate Purchase Contract, effective October 20, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q, filed November 7, 2011.

10.31	Second Amendment to Real Estate Purchase Contract, effective December 16, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed December 22, 2011.

10.32	Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed February 16, 2012.

10.33	Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed February 16, 2012.

10.34	Purchase and Sale Agreement, dated October 31, 2012, between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 2, 2012. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.35	Contract, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed December 6, 2012.

10.36	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 7, 2013.

10.37	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed February 7, 2013.

10.38	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed February 7, 2013.

12.1	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Jack E. Golsen
February 28, 2013		Jack E. Golsen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Jack E. Golsen
February 28, 2013		Jack E. Golsen, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
February 28, 2013		Tony M. Shelby, Executive Vice President of Finance, Chief Financial Officer and Director (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 28, 2013		Harold L. Rieker Jr., Vice President and Principal Accounting Officer

Dated:	By:	/s/ Barry H. Golsen
February 28, 2013		Barry H. Golsen, Director

Dated:	By:	/s/ David R. Goss
February 28, 2013		David R. Goss, Director

Dated:	By:	/s/ Steven J. Golsen
February 28, 2013		Steven J. Golsen, Director

Dated:	By:	/s/ Robert C. Brown MD
February 28, 2013		Robert C. Brown MD, Director

Dated:	By:	/s/ Charles A. Burtch
February 28, 2013		Charles A. Burtch, Director

Dated:	By:	/s/ Robert A. Butkin
February 28, 2013		Robert A. Butkin, Director

Dated:	By:	/s/ Bernard G. Ille
February 28, 2013		Bernard G. Ille, Director

Dated:	By:	/s/ Gail P. Lapidus
February 28, 2013		Gail P. Lapidus, Director

Dated:	By:	/s/ Donald W. Munson
February 28, 2013		Donald W. Munson, Director

Dated:	By:	/s/ Ronald V. Perry
February 28, 2013		Ronald V. Perry, Director

Dated:	By:	/s/ John A. Shelley
February 28, 2013		John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedules for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 28, 2013

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$98,020	$124,929
Restricted cash	31	31
Short-term investments	—	10,005
Accounts receivable, net	82,801	87,351
Inventories	64,973	59,506
Supplies, prepaid items and other:
Prepaid insurance	10,049	5,953
Precious metals	13,528	17,777
Supplies	9,855	7,513
Fair value of derivatives and other	170	53
Prepaid income taxes	—	8,679
Other	2,096	2,034

Total supplies, prepaid items and other	35,698	42,009
Deferred income taxes	3,224	4,275

Total current assets	284,747	328,106

Property, plant and equipment, net	281,871	164,547

Other assets:
Investment in affiliate	1,809	2,910
Goodwill	1,724	1,724
Other, net	6,461	4,722

Total other assets	9,994	9,356

	$576,612	$502,009

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2012	2011
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$68,333	$57,891
Short-term financing	9,254	5,646
Accrued and other liabilities	34,698	28,677
Current portion of long-term debt	4,798	4,935

Total current liabilities	117,083	97,149

Long-term debt	67,643	74,525

Noncurrent accrued and other liabilities	16,369	15,239

Deferred income taxes	21,020	21,826

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,731,360 shares issued (26,638,285 shares at December 31, 2011)	2,673	2,664
Capital in excess of par value	165,006	162,092
Retained earnings	212,192	153,888

	382,871	321,644
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	354,497	293,270

	$576,612	$502,009

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands, Except Per Share Amounts)
Net sales	$759,031	$805,256	$609,905
Cost of sales	575,295	582,238	471,280

Gross profit	183,736	223,018	138,625

Selling, general and administrative expense	89,988	86,343	89,720
Provisions for (recovery of) losses on accounts receivable	(214)	347	145
Other expense	2,118	3,823	1,262
Other income	(3,811)	(3,938)	(8,427)

Operating income	95,655	136,443	55,925

Interest expense	4,237	6,658	7,427
Losses on extinguishment of debt	—	136	52
Non-operating other income, net	(281)	—	(53)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	91,699	129,649	48,499
Provisions for income taxes	33,594	46,208	19,787
Equity in earnings of affiliate	(681)	(543)	(1,003)

Income from continuing operations	58,786	83,984	29,715

Net loss from discontinued operations	182	142	141

Net income	58,604	83,842	29,574

Dividends on preferred stocks	300	305	305

Net income applicable to common stock	$58,304	$83,537	$29,269

Income (loss) per common share:
Basic:
Income from continuing operations	$2.62	$3.81	$1.39
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.61	$3.80	$1.38

Diluted:
Income from continuing operations	$2.50	$3.59	$1.33
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.49	$3.58	$1.32

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2009	25,369	$3,000	$2,537	$129,941	$41,082	$(25,953)	$150,607
Net income					29,574		29,574
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				1,005			1,005
Exercise of stock options	106		11	818			829
Excess income tax benefit associated with stock-based compensation				78			78
Acquisition of 177,100 shares of common stock						(2,421)	(2,421)
Conversion of 37 shares of redeemable preferred stock to common stock	2			3			3

Balance at December 31, 2010	25,477	3,000	2,548	131,845	70,351	(28,374)	179,370
Net income					83,842		83,842
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				1,099			1,099
Conversion of convertible debt to common stock	983		98	26,806			26,904
Exercise of stock options	178		18	1,179			1,197
Excess income tax benefit associated with stock-based compensation				1,162			1,162
Conversion of 13 shares of redeemable preferred stock to common stock				1			1

Balance at December 31, 2011	26,638	3,000	2,664	162,092	153,888	(28,374)	293,270
Net income					58,604		58,604
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,652			1,652
Exercise of stock options	90		9	758			767
Excess income tax benefit associated with stock-based compensation				498			498
Conversion of 68 shares of redeemable preferred stock to common stock	3			6			6

Balance at December 31, 2012	26,731	$3,000	$2,673	$165,006	$212,192	$(28,374)	$354,497

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
		(In Thousands)
Cash flows from continuing operating activities
Net income	$58,604	$83,842	$29,574
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	182	142	141
Deferred income taxes	245	8,688	2,310
Losses on extinguishment of debt	—	136	52
Expense associated with modification of secured term loan	—	387	—
Expense associated with induced conversion of 5.5% convertible debentures	—	558	—
Net gains on carbon credits	(155)	(151)	—
Losses on sales and disposals of property and equipment	996	1,280	460
Gains on property insurance recoveries associated with property, plant and equipment	—	—	(7,500)
Depreciation, depletion and amortization of property, plant and equipment	20,681	18,762	17,329
Amortization of other assets	328	440	651
Stock-based compensation	1,652	1,099	1,005
Provisions for (recovery of) losses on accounts receivable	(214)	347	145
Provisions for losses on inventory	1,140	590	184
Provision for (realization of) losses on firm sales commitments	212	—	(371)
Equity in earnings of affiliate	(681)	(543)	(1,003)
Distributions received from affiliate	1,782	1,649	825
Changes in fair value of commodities contracts	(79)	(11)	(761)
Changes in fair value of interest rate contracts	(367)	346	(34)
Other	—	—	(10)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	7,935	(13,451)	(17,340)
Inventories	(6,607)	60	(9,277)
Prepaid and accrued income taxes	11,013	(12,805)	5,947
Other supplies, prepaid items and other	(2,254)	(8,755)	(1,585)
Accounts payable	980	2,175	15,556
Commodities contracts	11	761	150
Customer deposits	3,684	1,919	1,951
Other current and noncurrent liabilities	383	2,506	5,802

Net cash provided by continuing operating activities	99,471	89,971	44,201

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2012	2011	2010
		(In Thousands)
Cash flows from continuing investing activities
Capital expenditures	$(92,644)	$(44,221)	$(34,475)
Acquisition of working interests in natural gas properties	(50,219)	—	—
Proceeds from property insurance recovery associated with property, plant and equipment	11,415	—	8,829
Proceeds from sales of property and equipment	307	112	99
Purchases of short-term investments	(10,032)	(10,014)	(30,009)
Proceeds from short-term investments	20,037	10,012	30,057
Proceeds from (deposits of) restricted cash	—	—	(1)
Proceeds from sales of carbon credits	761	2,597	—
Payments on contractual obligations - carbon credits	(786)	(2,266)	—
Other assets	(508)	(816)	(488)

Net cash used by continuing investing activities	(121,669)	(44,596)	(25,988)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	209,238	669,739	540,098
Payments on revolving debt facility	(209,238)	(669,739)	(540,098)
Proceeds from secured term loan, net of fees	—	14,766	—
Proceeds from modification of secured term loan, net of fees	—	10,347	—
Proceeds from other long-term debt, net of fees	—	—	47
Payments associated with induced conversion of 5.5% convertible debentures	—	(558)	—
Acquisitions of 5.5% convertible debentures	—	—	(2,494)
Payments on other long-term debt	(7,019)	(15,345)	(8,909)
Payments on loans secured by cash value of life insurance policies	(1,918)	(84)	(380)
Payments of debt issuance costs	(88)	(112)	—
Proceeds from short-term financing	11,192	6,775	4,585
Payments on short-term financing	(7,584)	(4,950)	(3,781)
Proceeds from exercises of stock options	767	1,197	829
Purchase of treasury stock	—	—	(2,421)
Excess income tax benefit associated with stock-based compensation	498	1,160	185
Acquisition of redeemable preferred stock	(39)	—	—
Dividends paid on preferred stocks	(300)	(305)	(305)

Net cash provided (used) by continuing financing activities	(4,491)	12,891	(12,644)
Cash flows of discontinued operations:
Operating cash flows	(220)	(283)	(362)

Net increase (decrease) in cash and cash equivalents	(26,909)	57,983	5,207

Cash and cash equivalents at beginning of year	124,929	66,946	61,739

Cash and cash equivalents at end of year	$98,020	$124,929	$66,946

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2012	2011	2010
		(In Thousands)
Supplemental cash flow information:
Cash payments for:
Interest on long-term debt and other	$4,325	$6,547	$6,954
Income taxes, net of refunds	$21,766	$49,129	$11,373

Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$546	$—	$171
Other assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$15,522	$6,289	$5,420
Debt issuance costs incurred associated with secured term loan	$—	$839	$—
Debt issuance costs written off associated with 5.5% debentures	$—	$353	$58
Accrued liabilities extinguished associated with 5.5% debentures	$—	$349	$—
5.5% debentures converted to common stock	$—	$26,900	$—

See accompanying notes

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Consolidation—LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

Use of Estimates—The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations—We account for an acquired business using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. If applicable, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Cash and Cash Equivalents—Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Restricted Cash—Restricted cash consists of cash balances that are legally restricted or designated by us for specific purposes.

Short-Term Investments—Investments, which consisted of certificates of deposit with an original maturity of 13 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value. All of these investments were held by financial institutions within the United States (“U.S.”) and none of these investments were in excess of the federally insured limits.

Accounts Receivable—Our accounts receivable are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.

Inventories—Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items.

Precious Metals—Precious metals are used as a catalyst in the Chemical Business manufacturing process. Precious metals are carried at cost, with cost being determined using the FIFO basis. Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed. Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment. Recoveries of precious metals are recognized at historical FIFO costs. When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment—Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”). Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred. In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) in our Chemical Business are expensed as they are incurred. As it relates to natural gas properties, leasehold costs, intangible drilling and other costs of successful wells and development dry holes are capitalized in PP&E based on successful efforts accounting. The costs of exploratory wells are initially capitalized in PP&E, but expensed if and when the well is determined to be nonproductive. Interest cost on borrowings incurred during a significant construction or development project is capitalized in PP&E. Capitalized interest is added to the underlying asset and amortized over the estimated useful lives of the assets. Fully depreciated assets are retained in PP&E and accumulated DD&A accounts until disposal. When PP&E are retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated DD&A are removed from the accounts and any gain or loss is included in other income or expense.

For financial reporting purposes, depreciation of the costs of PP&E is primarily computed using the straight-line method over the estimated useful lives of the assets. DD&A of the costs of producing natural gas properties are computed using the units of production method primarily on a field-by-field basis using proved or proved developed reserves, as applicable, as estimated by our independent consulting petroleum engineer. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. No provision for DD&A is made on nonproducing leasehold costs and exploratory wells in progress until such time as the relevant assets relate to proven resources.

Our natural gas reserves are based on estimates and assumptions, which affect our DD&A calculations. Our independent consulting petroleum engineer, with our assistance, prepares estimates of natural gas reserves based on available relevant data and information. For DD&A purposes, and as required by the guidelines and definitions established by the Securities and Exchange Commission (“SEC”), the reserve estimates are based on average natural gas prices during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month.

Impairment of Long-Lived Assets—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. As it relates to natural gas properties, proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis.

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2012 and 2011, we had no long-lived assets classified as assets held for sale.

Debt Issuance Costs—Debt issuance costs are amortized over the term of the associated debt instrument. In general, if debt is extinguished prior to maturity, the associated debt issuance costs, if any, are written off and included in the gain or loss on extinguishment of debt.

Goodwill—Goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Reporting units are one level below the business segment level. No impairments of goodwill were incurred in 2012, 2011 or 2010. Goodwill relates to business acquisitions in prior periods in the following business segments:

	December 31,
	2012	2011
	(In Thousands)
Chemical	$1,621	$1,621
Climate Control	103	103

Total goodwill	$1,724	$1,724

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Accrued Insurance Liabilities—We are self-insured up to certain limits for group health, workers’ compensation and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $100 million for most general liability and auto liability risks. We have a separate $50 million insurance policy covering pollution liability at our Chemical Business facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies. As it relates to our natural gas properties within our Chemical Business that we do not operate but only own a working interest, insurance policies are maintained by the operator, which we are responsible for our proportionate share of the costs involved.

Our accrued self-insurance liabilities are based on estimates of claims, which include the reported incurred claims amounts plus the reserves established by our insurance adjustors and/or estimates provided by attorneys handling the claims, if any, up to the amount of our self-insurance limits. In addition, our accrued insurance liabilities include estimates of incurred, but not reported, claims based on historical claims experience. The determination of such claims and the appropriateness of the related liability is periodically reviewed and revised, if needed. Changes in these estimated liabilities are charged to operations. Potential legal fees and other directly related costs associated with insurance claims are not accrued but rather are expensed as incurred. Accrued insurance liabilities are included in accrued and other liabilities. It is reasonably possible that the actual development of claims could be different than our estimates.

Product Warranty—Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

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

Executive Benefit Agreements—We have entered into benefit agreements with certain key executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

Income Taxes—We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to tax net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Contingencies—Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned.

Assets Retirement Obligations—In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is an obligation for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or legal construction. AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time through charges to cost of sales. In addition, we capitalize the corresponding asset retirement cost as PP&E, which cost is depreciated or depleted over the related asset’s respective useful life. We do not have any assets restricted for the purpose of settling our AROs.

Stock Options—Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. In addition, we issue new shares of common stock upon the exercise of stock options.

Revenue Recognition—We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Product Warranty” for our accounting policy for recognizing warranty expense.

Recognition of Insurance Recoveries—If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.

Cost of Sales—Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). Maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) in our Chemical Business are included in cost of sales as they are incurred. Precious metals used as a catalyst (Chemical Business) and consumed during the manufacturing process are included in cost of sales. Recoveries and gains from precious metals (Chemical Business), sales of material scrap (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts, and provision for losses, if any, on firm sales commitments are included in cost of sales.

Selling, General and Administrative Expense—Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes certain handling costs directly related to product being shipped to customers in our Chemical Business and outbound freight in our Climate Control Business. These handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs. In addition, professional fees are included in SG&A. Also, while our previously idled chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was not in production in 2010, most of the expenses associated with this facility were included in SG&A.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs – Shipping and handling costs included in net sales and SG&A for each business segment are as follows:

	2012	2011	2010
		(In Thousands)
Chemical:
Shipping costs—Net sales (1)	$23,395	$26,179	$22,436

Handling costs—SG&A (2)	$5,746	$5,024	$5,137

Climate Control:
Shipping and handling costs—SG&A (2)	$8,897	$8,564	$7,706

(1)	These costs relate to amounts billed to our customers.
(2)	See discussions above under “Selling, General and Administrative Expense.”

Advertising Costs—Costs in connection with advertising and promotion of our products are expensed as incurred. These costs, primarily relating to our Climate Control Business, are as follows.

	2012	2011	2010
		(In Thousands)
Advertising costs	$3,365	$4,528	$5,149

Derivatives, Hedges, Financial Instruments and Carbon Credits—Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

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

Income per Common Share—Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends and dividend requirements, if applicable. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each year. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and interest expense including amortization of debt issuance cost, net of income taxes, on convertible debt assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

Recently Issued Accounting Pronouncements—In 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) clarifying how to measure and disclose fair value. The requirements under this ASU became effective for us on January 1, 2012 and were applied prospectively. See Note 13—Derivatives, Hedges, Financial Instruments and Carbon Credits.

In 2011, the FASB issued ASUs amending comprehensive income guidance, which eliminate the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, we must report comprehensive income, if any, in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The requirements under these ASUs became effective for us on January 1, 2012; however, because we did not have any items of other comprehensive income to report for the periods presented, the adoption of these ASUs did not impact the accompanying financial statements.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

In 2011, the FASB issued an ASU requiring additional disclosures about an entity’s offsetting (netting) of certain assets and liabilities for the purpose of improving the transparency of financial reporting. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The new disclosure requirements become effective for us on January 1, 2013. The disclosure requirements are to be applied retrospectively. We currently do not expect a significant impact from adopting this ASU.

2. Acquisition of Working Interests in Natural Gas Properties

On October 31, 2012, Zena Energy LLC, a subsidiary within our Chemical Business, acquired working interests (“Working Interests”) in certain natural gas properties located in Wyoming County, Pennsylvania, within the Marcellus Shale. Our Chemical Business acquired from Clearwater Enterprises, LLC an average working interest of 9.7% (7.7% net revenue interest) in 14 proved, developed producing natural gas wells, 7 proved, developed non-producing natural gas wells and 36 proved undeveloped future drilling locations identified on the leasehold. Our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia. Management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. This acquisition was accounted for in accordance with ASC 805 – Business Combinations. The purchase price was approximately $50 million. The purchase price and acquisition-related costs were funded by utilizing cash on hand. Subsequently, we financed a portion of the acquisition price (see discussion in Note 21 – Subsequent Events). Our 2012 operating results include net sales of $1.4 million and pre-tax income of $0.9 million (including $0.2 million of acquisition-related costs classified as SG&A) associated with the Working Interests for the two-month period following the date of acquisition. We report the Working Interests as part of the Chemical Business reportable segment.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Accounts receivable	$1,107
Property, plant and equipment	49,317

Total assets acquired	50,424

Accounts payable	126
Noncurrent accrued and other liabilities	79

Total liabilities assumed	205

Net assets acquired	$50,219

For financial reporting and income tax purposes, no goodwill was recognized relating to this acquisition. In addition, this acquisition did not include any identifiable intangible assets.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Working Interests in Natural Gas Properties (continued)

The following table summarizes unaudited pro forma information for the periods presented as if the acquisition of the Working Interests occurred on January 1, 2011. These amounts have been calculated after applying our accounting policies and adjusting the results of the Working Interests to reflect the acquisition-related costs in 2011, and after including the impact of adjustments for additional DD&A assuming the acquisition price paid at October 31, 2012 would have been paid at January 1, 2011 and, in each case, the related income tax effects using the respective effective rate in 2012 and 2011.

	2012	2011
	(In Thousands, Except Per Share Amounts)
Net sales—as reported	$759,031	$805,256

Net sales—pro forma	$764,362	$808,710

Income from continuing operations—as reported	$58,786	$83,984

Income from continuing operations—pro forma	$60,750	$84,956

Basic income per common share—as reported	$2.61	$3.80

Basic income per common share—pro forma	$2.70	$3.85

Diluted income per common share—as reported	$2.49	$3.58

Diluted income per common share—pro forma	$2.57	$3.62

The pro forma results are not necessarily indicative of our operating results had we owned the Working Interests for the entire periods presented.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	2012	2011	2010
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income:	$58,604	$83,842	$29,574
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	—	(5)	(5)

Total dividends on preferred stocks	(300)	(305)	(305)

Numerator for basic net income per common share—net income applicable to common stock	58,304	83,537	29,269
Dividends on preferred stocks assumed to be converted, if dilutive	300	305	305
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	—	299	1,061

Numerator for diluted net income per common share	$58,604	$84,141	$30,635

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,359,967	21,962,294	21,168,184
Effect of dilutive securities:
Convertible preferred stocks	917,006	935,432	936,292
Stock options	261,596	325,752	186,258
Convertible notes payable	—	275,764	983,160

Dilutive potential common shares	1,178,602	1,536,948	2,105,710

Denominator for dilutive net income per common share—adjusted weighted-average shares and assumed conversions	23,538,569	23,499,242	23,273,894

Basic net income per common share	$2.61	$3.80	$1.38

Diluted net income per common share	$2.49	$3.58	$1.32

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	2012	2011	2010
Stock options	254,000	35,701	357,685

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Accounts Receivable, net

	December 31,
	2012	2011
	(In Thousands)
Trade receivables	$72,505	$87,303
Insurance claims	10,059	—
Other	873	1,003

	83,437	88,306
Allowance for doubtful accounts	(636)	(955)

	$82,801	$87,351

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business. Twelve customers (including their affiliates), relating to the Chemical and Climate Control Businesses, account for approximately 36% of our total net receivables at December 31, 2012.

During August 2012, El Dorado Chemical Company (“EDC”) entered into an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The initial term of this agreement is for one year, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of December 31, 2012, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

5. Inventories

	Finished	Work-in-	Raw
	Goods	Process	Materials	Total
	(In Thousands)
December 31, 2012:
Chemical products	$25,487	$—	$4,194	$29,681
Climate Control products	7,045	3,576	20,352	30,973
Industrial machinery and components	4,319	—	—	4,319

	$36,851	$3,576	$24,546	$64,973

December 31, 2011:
Chemical products	$18,509	$—	$4,063	$22,572
Climate Control products	6,871	4,855	21,579	33,305
Industrial machinery and components	3,629	—	—	3,629

	$29,009	$4,855	$25,642	$59,506

At December 31, 2012 and 2011, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,818,000 and $1,767,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $975,000 and $16,000 at December 31, 2012 and 2011, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5. Inventories (continued)

Changes in our inventory reserves are as follows:

	2012	2011	2010
		(In Thousands)
Balance at beginning of year	$1,783	$1,793	$1,676
Provisions for losses	1,140	590	184
Write-offs and disposals	(130)	(600)	(67)

Balance at end of year	$2,793	$1,783	$1,793

The provisions for losses are included in cost of sales in the accompanying consolidated statements of income.

6. Property, Plant and Equipment

	Useful lives	December 31,
	in years	2012	2011
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$253,317	$239,322
Proved natural gas properties	*	49,801	—
Buildings and improvements	8 - 30	44,248	39,381
Furniture, fixtures and store equipment	3 - 10	6,718	5,926
Assets under capital leases	10	1,468	2,105
Land improvements	10	1,148	1,080
Construction in progress	N/A	52,673	23,714
Capital spare parts	N/A	5,430	7,407
Land	N/A	10,386	7,242

		425,189	326,177
Less accumulated depreciation, depletion and amortization		143,318	161,630

		$281,871	$164,547

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-30 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2012 and 2011, assets capitalized under capital leases consist of machinery and equipment. Accumulated amortization for assets capitalized under capital leases were $567,000 and $718,000 at December 31, 2012 and 2011, respectively. During 2012, interest cost capitalized in PP&E was $398,000 (none during 2011).

*	See information concerning natural gas properties included in PP&E in Note 1- Summary of Significant Accounting Policies and Note 2 – Acquisition of Working Interests in Natural Gas Properties.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2012	2011
	(In Thousands)
Customer deposits	$8,189	$4,505
Deferred revenue on extended warranty contracts	7,007	6,461
Accrued payroll and benefits	6,612	7,267
Accrued warranty costs	6,172	5,370
Accrued death benefits	4,185	4,017
Accrued income taxes	3,043	709
Accrued contractual manufacturing obligations	2,764	2,075
Accrued group health and workers’ compensation insurance claims	2,175	2,535
Fair value of derivatives and other	1,965	2,283
Accrued executive benefits	1,365	1,262
Accrued commissions	1,351	1,016
Accrued property taxes	1,011	804
Accrued contractual profit-sharing obligation	497	1,478
Other	4,731	4,134

	51,067	43,916
Less noncurrent portion	16,369	15,239

Current portion of accrued and other liabilities	$34,698	$28,677

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	2012	2011	2010
		(In Thousands)
Balance at beginning of year	$5,370	$3,996	$3,138
Amounts charged to costs and expenses	6,710	6,539	4,479
Costs incurred	(5,908)	(5,165)	(3,621)

Balance at end of year	$6,172	$5,370	$3,996

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Asset Retirement Obligations

Currently, we have an obligation to plug and abandon a waste water injection well at one of our Chemical Business facilities when the permit expires. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed, which will serve our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our AROs. In addition, we currently have no plans to discontinue the use of these facilities and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. As discussed in Note 2—Acquisition of Working Interests in Natural Gas Properties, our Chemical Business acquired working interests in certain natural gas properties. As a result of this acquisition, we recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At December 31, 2012 and 2011, our accrued liability for AROs was $154,000 and $75,000, respectively.

10. Long-Term Debt

	December 31,
	2012	2011
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Secured Term Loan (B)	68,438	72,188
Other, with a current weighted-average interest rate of 6.85%,most of which is secured by machinery, equipment and real estate (C)	4,003	7,272

	72,441	79,460
Less current portion of long-term debt (D)	4,798	4,935

Long-term debt due after one year (D)	$67,643	$74,525

(A) Since the $50 million revolving credit facility (the “Working Capital Revolver Loan”) was scheduled to mature on April 13, 2012, our wholly-owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) and the lender entered into an amendment to the Working Capital Revolver Loan, dated April 4, 2012, that continues to provide for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. As amended, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. The Working Capital Revolver Loan, as amended, accrues interest at a base rate (generally equivalent to the prime rate) plus .50% if borrowing availability is greater than $25 million, otherwise plus .75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75%. The interest rate at December 31, 2012 was 3.75% based on LIBOR. Interest continues to be paid monthly, if applicable.

As amended, the Working Capital Revolver Loan provides for up to $15 million of letters of credit. All letters of credit outstanding reduce availability under the Working Capital Revolver Loan. As of December 31, 2012, amounts available for borrowing under the Working Capital Revolver Loan were approximately $48.4 million. Under the Working Capital Revolver Loan, as amended, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to ..25% per annum for the excess amount available under the Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”), but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At December 31, 2012, the carrying value of the pledged assets was approximately $232 million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Long-Term Debt (continued)

The Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1 measured on an annual basis. This requirement is to be measured on a fiscal year-end basis and as defined in the agreement. The Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness,

•	incur liens,

•	make restricted payments or loans to affiliates who are not Borrowers,

•	engage in mergers, consolidations or other forms of recapitalization, or

•	dispose assets.

The Borrowers were in compliance with these financial covenants for the year ended December 31, 2012. Pursuant to certain agreements with the lender, all collections on accounts receivable are no longer made through a bank account in the name of the lender or their agent. As a result and compared to previous periods, this change has reduced the amount of cash flow activity associated with the Working Capital Revolver Loan, which is also reported as cash flows from continuing financing activities.

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

The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, which rate is adjusted quarterly) and a fixed interest rate as detailed below:

	December 31, 2012
	Stated Interest Rate	Principal Balance
	(Dollars in Thousands)
Variable interest rate	3.31%	$45,625
Fixed interest rate	5.15%	$22,813

Weighted-average interest rate	3.92%	$68,438

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in the El Dorado Facility and in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $103 million at December 31, 2012. In addition, the Secured Term Loan is guaranteed by LSB.

The Secured Term Loan borrowers are subject to numerous covenants under the Amended Agreement including, but not limited to, limitation on the incurrence of certain additional indebtedness and liens; limitations on mergers, acquisitions, dissolution and sale of assets; and limitations on declaration of dividends and distributions to LSB, all with certain exceptions. At December 31, 2012, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $122 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Long-Term Debt (continued)

Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended December 31, 2012.

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

(C) Other long-term debt includes capital lease obligations of $370,000 and $749,000 at December 31, 2012 and 2011, respectively.

(D) Maturities of long-term debt for each of the five years after December 31, 2012 are as follows (in thousands):

2013	$4,798
2014	4,549
2015	4,568
2016	57,705
2017	197
Thereafter	624

$72,441

(E) During 2010, we acquired a certain portion of the 5.5% convertible debentures (“2007 Debentures”), with each purchase being negotiated. During 2011, the remaining 2007 Debentures were converted into shares of LSB common stock including the portion of 2007 debentures held by Jack E. Golsen (“Golsen”), our chairman of the board and chief executive officer (“CEO”), members of his immediate family, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) as discussed in Note 20-Related Party Transactions. In addition for financial reporting purposes, one of the conversion transactions with an unrelated third party was considered an induced conversion. The following is a summary of transactions relating to the 2007 Debentures for each respective year:

	2012	2011	2010
	(Dollars in Thousands)
Principal amounts converted or acquired	$—	$26,900	$2,500
Cash paid for acquisitions	$—	$—	$2,494
Shares of LSB common stock issued	—	979,160	—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Income Taxes

Provisions for income taxes are as follows:

	2012	2011	2010
	(In Thousands)
Current:
Federal	$28,654	$33,006	$13,723
State	4,695	4,514	3,754

Total Current	$33,349	$37,520	$17,477

Deferred:
Federal	$559	$7,543	$1,602
State	(314)	1,145	708

Total Deferred	$245	$8,688	$2,310

Provisions for income taxes	$33,594	$46,208	$19,787

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions. In addition to the income tax provision from continuing operations, we allocated an income tax benefit of approximately $105,000, $80,000 and $78,000 to discontinued operations for 2012, 2011 and 2010, respectively.

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

The deferred tax provision results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for investment tax credits in the year they arise and are earned. At December 31, 2012, our gross amount of the investment tax credits available to offset state income taxes was minimal. These investment tax credits do not expire and carryforward indefinitely.

We utilized approximately $0.1 million, $0.2 million and $0.7 million of state NOL carryforwards to reduce tax liabilities in 2012, 2011 and 2010, respectively. At December 31, 2012, we have remaining state tax NOL carryforwards of approximately $7.8 million that begin expiring in 2013.

For 2012, 2011 and 2010, we determined it was more-likely-than-not that approximately $6.8 million, $6.9 million and $6.1 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $0.3 million for each of the respective years. We considered both positive and negative evidence in our determination. The negative evidence considered primarily included our history of losses by certain entities and jurisdictions, both as to amount and trend and uncertainties surrounding our ability to generate sufficient taxable income in the individual jurisdictions to utilize these state NOL carryforwards.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $0.5 million, $1.3 million and $0.6 million in 2012, 2011, and 2010, respectively, which is included in the net change in capital in excess of par value rather than a decrease in the provision for income taxes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. At December 31, 2012 and 2011, we had no unrecognized federal and state tax benefits resulting from the exercise of NSOs.

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2012	2011
	(In Thousands)
Deferred tax assets
Allowance for doubtful accounts	$696	$872
Asset impairment	764	756
Inventory	2,792	1,724
Deferred compensation	3,660	4,096
Other accrued liabilities	5,772	5,474
Hedging	700	1,033
Net operating loss carryforwards	310	392
Other	3,001	1,069

Total deferred tax assets	17,695	15,416
Less valuation allowance on deferred tax assets	(273)	(344)

Net deferred tax assets	$17,422	$15,072

Deferred tax liabilities
Property, plant and equipment	$30,235	$28,766
Prepaid and other insurance reserves	3,855	2,504
Investment in unconsolidated affiliate	433	640
Other	695	713

Total deferred tax liabilities	$35,218	$32,623

Net deferred tax liabilities	$(17,796)	$(17,551)

Consolidated balance sheet classification:
Net current deferred tax assets	$3,224	$4,275
Net noncurrent deferred tax liabilities	(21,020)	(21,826)

Net deferred tax liabilities	$(17,796)	$(17,551)

Net deferred tax liabilities by tax jurisdiction:
Federal	$(16,324)	$(15,724)
State	(1,472)	(1,827)

Net deferred tax liabilities	$(17,796)	$(17,551)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Income Taxes (continued)

All of our income before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision for income taxes and the amount which would result from the application of the federal statutory rate to “Income from continuing operations before provision for income taxes”.

	2012	2011	2010
	(In Thousands)
Provisions for income taxes at federal statutory rate	$32,391	$45,567	$17,326
State current and deferred income taxes	3,533	5,088	3,259
Domestic production activities deduction	(1,933)	(3,091)	(1,371)
Effect of tax return to tax provision reconciliation	(216)	(958)	(126)
Other	(181)	(398)	699

Provisions for income taxes	$33,594	$46,208	$19,787

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2012	2011	2010
	(In Thousands)
Balance at beginning of year	$709	$700	$608
Additions based on tax positions related to the current year	131	217	131
Additions based on tax positions of prior years	1,937	—	—
Reductions for tax positions of prior years	(485)	(51)	(35)
Settlements	—	(157)	(4)

Balance at end of year	$2,292	$709	$700

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant impact on our results of operations or the financial condition. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $ 236,000, $461,000 and $455,000, net of federal expense, in 2012, 2011, and 2010, respectively.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. During 2012, 2011, and 2010, we recognized $430,000, $42,000 and $104,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $464,000, and $213,000 accrued for interest and penalties at December 31, 2012 and 2011, respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of December 31, 2012, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position.

See Note 21 – Subsequent Events concerning the American Taxpayer Relief Act of 2012 and a related income tax benefit.

12. Commitments and Contingencies

Capital and Operating Leases—We lease certain PP&E under capital leases and non-cancelable operating leases. Leased assets meeting capital lease criteria have been capitalized and the present value of the related lease payments is included in long-term debt. Future minimum payments on leases with initial or remaining terms of one year or more at December 31, 2012, are as follows:

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

	Capital Leases	Operating Leases	Total
	(In Thousands)
2013	$349	$4,846	$5,195
2014	35	3,606	3,641
2015	—	1,698	1,698
2016	—	857	857
2017	—	643	643
Thereafter	—	1,417	1,417

Total minimum lease payments	384	$13,067	$13,451

Less amounts representing interest	14

Present value of minimum lease payments included in long-term debt	$370

Expenses associated with our operating lease agreements, including month-to-month leases, were $6,830,000 in 2012, $7,773,000 in 2011 and $6,079,000 in 2010. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments—We have the following significant purchase and sales commitments.

Bayer Agreement—Subsidiaries within our Chemical Business, EDN and EDC, are party to an agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”). EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. The initial term of the Bayer Agreement is through June 2014, with certain renewal options. Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit. In addition, EDN is responsible for the maintenance and operation of the Baytown Facility. If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN.

Anhydrous ammonia purchase agreement—During August 2012, EDC entered into an amendment to EDC’s anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the amendment, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2015. The terms of this agreement do not include minimum volumes or take-or-pay provisions.

Ammonium nitrate supply agreement—During February 2010, EDC entered into a cost-plus supply agreement with Orica International Pte Ltd. (“Orica International”) to supply Orica International with 240,000 tons per year of industrial grade ammonium nitrate (“AN”) through December 2014. This agreement replaced EDC’s previous agreement with Orica USA, Inc.

UAN supply agreement – A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”), is party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2014, but either party has an option to terminate the agreement pursuant to the terms of the contract.

Other purchase and sales commitments—See Note 13—Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2012. In addition, we had standby letters of credit outstanding of approximately $2.0 million at December 31, 2012. We also had deposits from customers of $8.2 million for forward sales commitments including $7.9 million relating to our Chemical Business and $0.2 million relating to our Climate Control Business at December 31, 2012.

Capital Project Commitment – During November 2012, EDC entered into an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at the El Dorado Facility. In addition, EDC plans to construct a separate nitric acid concentrator plant. The estimated cost for this project is up to approximately $120 million of which a portion will be paid by property insurance as discussed in Note 17 – Property and Business Interruption Insurance Claims and Recovery.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2012, we have agreed to indemnify the sureties for payments, up to $12.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2013.

Universal Shelf Registration Statement—In November 2012, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2015 unless we decide to file a post effective amendment.

Employment and Severance Agreements—We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $13.6 million at December 31, 2012.

Legal Matters—Following is a summary of certain legal matters involving the Company.

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with environmental laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. Also see discussion in Note 9 – Asset Retirement Obligations.

1. Discharge Water Matters

Each of our chemical manufacturing facilities generate process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area which picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the United States Environmental Protection Agency (“EPA”), subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. We believe that all of our chemical facilities are in compliance with the respective permits, except as discussed below.

The El Dorado Facility is subject to a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”). The El Dorado Facility is currently operating under a NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal for the El Dorado Facility, which contains more restrictive limits, was issued by the ADEQ.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but on August 31, 2011, the EPA formally disapproved the rule change. On October 7, 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.

During 2012, EDC settled an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit. Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and the EPA/DOJ indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. Thereafter, the DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, nothing has been filed by the DOJ and we have not received further communications from the DOJ regarding this matter. Costs (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at December 31, 2012.

The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is participating in the construction of the pipeline that will be owned by the City in order to ensure that EDC will be able to comply with future permit limits. EDC anticipates its capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which $3.3 million has been capitalized as of December 31, 2012. The City plans to complete the construction of the pipeline by mid-2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline is nearly complete, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City to construct and operate the pipeline.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semi-annual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, which costs (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2012, in connection with this matter.

2. Air Matters

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act.

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During 2012, our Chemical Business has been in negotiations with the EPA to reach a global settlement in connection with this matter, which settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The proposals also offered to include a modest civil penalty but did not provide an amount of any proposed civil penalty. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants and these capital investments are proposed to be made over a period of several years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that they will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability of $100,000 for potential civil penalties has been established at December 31, 2012, in connection with this matter. We are currently corresponding with the DOJ in an effort to resolve this matter. If the EPA were successful in establishing that any of our chemical facilities were in violation of the Clean Air Act, the EPA could assess civil penalties of up to $27,500 per day and require the facility to retrofit with the “best available control technology.”

PCC, one of our subsidiaries within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. The Company and the Pryor Facility are cooperating with the ODEQ in connection with this investigation and have retained an environmental consulting firm to conduct an environmental compliance audit at PCC. As of the date of this report, we are not aware of recommendations made or to be made by the ODEQ as a result of the pending investigation. Therefore, no liability has been established at December 31, 2012 in connection with this matter. See additional discussion in Note 21 – Subsequent Events.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Commitments and Contingencies (continued)

At December 31, 2012, our allocable portion of the total estimated liability related to the Hallowell Facility of $173,000 has been established in connection with this matter. The estimated amount is not discounted to its present value. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

B. Other Pending, Threatened or Settled Litigation

Pryor Chemical Company

PCC has filed lawsuits against certain vendors of PCC related to work performed at the Pryor Facility. The claims allege certain damages resulting from improperly performed work by the vendors and for lost profits and other costs as the result of downtime at the Pryor Facility. During 2012, one of the vendors reached a settlement with PCC. As a result, we recognized a gain of $2,303,000 from this settlement, which amount is included in other income. The remaining amount of lawsuit claims for damages and lost profits is not substantial and the probability, amount and timing of the ultimate recovery are uncertain. As a result, any recovery from litigation or settlement of these claims is a gain contingency and will be recognized if, and when, realized or realizable and earned.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2012, our accrued general liability insurance claims were $628,000 and are included in accrued and other liabilities. It is possible that the actual development of claims could be different from our estimates but, after consultation with legal counsel, if those general liability insurance claims for which we have not recognized a liability were determined adversely to us, it would not have a material effect on our business, financial condition or results of operations.

13. Derivatives, Hedges, Financial Instruments and Carbon Credits

We have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer. The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1—Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2012 and 2011, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At December 31, 2012, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.49%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2012, the valuations ($0.50 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

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

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound. At December 31, 2011, our futures/forward copper contracts were for 375,000 pounds of copper through May 2012 at a weighted-average cost of $3.42 per pound. At December 31, 2012 and 2011, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2012 and 2011, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

During each of the three years ended December 31, 2012, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At December 31, 2012 and 2011, we had a minimal amount of carbon credits, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012 Using
Description	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2011
			(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$79	$79	$—	$—	$11
Carbon credits	91	—	—	91	42

Total	$170	$79	$—	$91	$53

Liabilities—Current and noncurrent accrued and other liabilities:
Contractual obligations-carbon credits	$91	$—	$—	$91	$42
Interest rate contracts	1,874	—	1,874	—	2,241

Total	$1,965	$—	$1,874	$91	$2,283

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2012	2011	2010	2012	2011	2010
	(In Thousands)
Beginning balance	$42	$644	$—	$(42)	$(644)	$—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	876	1,995	644	(721)	(1,844)	(644)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(827)	(2,597)	—	—	—	—
Settlements	—	—	—	672	2,446	—

Ending balance	$91	$42	$644	$(91)	$(42)	$(644)

Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$78	$42	$644	$(78)	$(42)	$(644)

Realized and unrealized net losses included in earnings and the income statement classifications are as follows:

	2012	2011	2010
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales - Commodities contracts	$14	$(523)	$(59)
Cost of sales - Foreign exchange contracts	(19)	46	25
Other income - Carbon credits	876	1,995	644
Other expense - Contractual obligations relating to carbon credits	(721)	(1,844)	(644)
Interest expense - Interest rate contracts	(523)	(1,925)	(1,527)

	$(373)	$(2,251)	$(1,561)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

	2012	2011	2010
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at year end:
Cost of sales - Commodities contracts	$79	$11	$761
Cost of sales - Foreign exchange contracts	—	—	49
Other income - Carbon credits	78	42	644
Other expense - Contractual obligations relating to carbon credits	(78)	(42)	(644)
Interest expense - Interest rate contracts	(41)	(346)	34

	$38	$(335)	$844

At December 31, 2012 and 2011, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 2 – Acquisition of Working Interests in Natural Gas Properties and Note 9 – Asset Retirement Obligations.

14. Stockholders’ Equity

2008 Stock Incentive Plan—During 2008, our board of directors adopted our 2008 Incentive Stock Plan (the “2008 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 5, 2008. The number of shares of our common stock available for issuance under the 2008 Plan is 1,000,000 shares, subject to adjustment. Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan is being administered by the compensation and stock option committee (the “Committee”) of our board of directors.

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

The following may be granted by the Committee under the 2008 Plan:

Stock Options—The Committee may grant either incentive stock options or non-qualified stock options. The Committee sets option exercise prices and terms, except that the exercise price of a stock option may be no less than 100% of the fair market value, as defined in the 2008 Plan, of the shares on the date of grant. At the time of grant, the Committee will have sole discretion in determining when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed 10 years.

Stock Appreciation Rights (“SARs”)—The Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the 2008 Plan or on a stand-alone basis. SARs are the right to receive payment per share of the SAR exercised in stock or in cash equal to the excess of the share’s fair market value, as defined in the 2008 Plan, on the date of exercise over its fair market value on the date the SAR was granted. Exercise of a SAR issued in tandem with stock options will result in the reduction of the number of shares underlying the related stock option to the extent of the SAR exercise.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders’ Equity (continued)

Stock Awards, Restricted Stock, Restricted Stock Units, and Other Awards—The Committee may grant awards of restricted stock, restricted stock units, and other stock and cash-based awards, which may include the payment of stock in lieu of cash (including cash payable under other incentive or bonus programs) or the payment of cash (which may or may not be based on the price of our common stock).

Stock-Based Compensation—During 2012 and 2010, the Committee did not grant any awards under the 2008 Plan. During 2011, the Committee approved the grants under the 2008 Plan of 249,000 shares of qualified stock options (the “2011 Qualified Options”) to certain employees and our board of directors (with the recipient abstaining) approved the grant of 5,000 shares of non-qualified stock options (“2011 Non-Qualified Options”) to one of our outside directors. The exercise price of the 2011 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant. The 2011 Qualified and Non-Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2011 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2011 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2011 Qualified and Non-Qualified Options expire in 2021. The fair value for the 2011 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

The fair value for the 2011 Qualified and Non-Qualified Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;

•	a dividend yield based on historical data;

•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and

•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2012	2011	2010
Weighted-average risk-free interest rate	N/A	1.21%	N/A
Dividend yield	N/A	—	N/A
Weighted-average expected volatility	N/A	48.59%	N/A
Total weighted-average expected forfeiture rate	N/A	2.97%	N/A
Weighted-average expected life (years)	N/A	5.90	N/A
Total weighted-average remaining vesting period in years (1)	3.38	4.30	4.57
Total fair value of options granted	N/A	$4,064,000	N/A
Stock-based compensation expense—Cost of sales (1)	$278,000	$60,000	$42,000
Stock-based compensation expense—SG&A (1)	$1,374,000	$1,039,000	$963,000
Income tax benefit (1)	$(603,000)	$(390,000)	$(402,000)

(1)	Information relates to stock options granted since 2006.

At December 31, 2012, the total stock-based compensation expense not yet recognized is $6,265,000 relating to non-vested stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders’ Equity (continued)

Qualified Stock Option Plans—At December 31, 2012, we have options outstanding under a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1998 Plan has expired, and accordingly, no additional options may be granted from these plans. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. The exercise price of the outstanding options granted under the 1998 and 2008 Plans was equal to the market value of our common stock at the date of grant. The following information relates to our qualified stock option plans:

	December 31, 2012
	2008 Plan	1998 Plan
Maximum number of securities for issuance	1,000,000	N/A
Number of awards available to be granted	349,905	N/A
Number of qualified options outstanding	467,915	11,000
Number of qualified options exercisable	143,040	11,000

	2012
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	516,330	$21.34
Granted	—	N/A
Exercised	(31,880)	$9.39
Cancelled, forfeited or expired	(5,535)	$9.36

Outstanding at end of year	478,915	$22.28

Exercisable at end of year	154,040	$15.73

	2012	2011	2010
Weighted-average fair value per option granted during year	N/A	$16.00	N/A

Total intrinsic value of options exercised during the year	$895,000	$3,294,000	$441,000

Total fair value of options vested during the year	$861,000	$208,000	$214,000

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2012:

		Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Intrinsic Value of Shares Outstanding
$5.10	11,000	2.92	$5.10	$333,000
$7.86 — $8.17	42,085	5.92	$7.87	1,160,000
$9.69 — $9.97	176,830	5.83	$9.69	4,549,000
$29.99 — $34.50	249,000	8.90	$34.41	252,000

$5.10 — $34.50	478,915	7.37	$22.28	$6,294,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders’ Equity (continued)

		Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Intrinsic Value of Shares Outstanding
$5.10	11,000	2.92	$5.10	$333,000
$7.86 — $8.17	19,305	5.92	$7.87	532,000
$9.69 — $9.97	82,650	5.83	$9.69	2,126,000
$29.99 — $34.50	41,085	8.90	$34.41	42,000

$5.10 — $34.50	154,040	6.45	$15.73	$3,033,000

Non-Qualified Stock Option Plans—Our board of directors approved the grants of non-qualified stock options to our outside directors and certain key employees, including the grant of 450,000 shares of non-qualified stock options (the “2006 Options”) to certain Climate Control Business employees, which were subject to shareholders’ approval. The exercise price of the 2006 Options is $8.01 per share, which is based on the market value of our common stock at the date the board of directors granted the shares (June 19, 2006). The fair value for the 2006 Options was estimated, using an option pricing model, as of the date we received shareholders’ approval, which occurred during our 2007 annual shareholders’ meeting on June 14, 2007. For accounting purposes, the grant date and service inception date is June 14, 2007. Generally, the exercise prices of our non-qualified stock options are based on the market value of our common stock at the dates of grants.

In addition to the 2008 Plan as discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of LSB or its subsidiaries. The maximum number of options that may be issued under the Outside Director Plan is 400,000 of which 280,000 were available for grant at December 31, 2012. At December 31, 2012, there were 38,050 options outstanding related to the 2008 Plan, of which 20,275 are exercisable, and no options outstanding related to the Outside Director Plan.

The following information relates to our non-qualified stock option plans:

	2012
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	316,525	$8.41
Granted	—	N/A
Exercised	(58,475)	$8.00
Surrendered, forfeited or expired	—	N/A

Outstanding at end of year	258,050	$8.50

Exercisable at end of year	60,275	$8.32

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders’ Equity (continued)

	2012	2011	2010
Weighted-average fair value per option granted during year	N/A	$16.25	N/A

Total intrinsic value of options exercised during the year	$1,574,000	$2,110,000	$805,000

Total fair value of options vested during the year	$731,000	$730,000	$721,000

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2012:

		Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$7.86	33,050	5.92	$7.86	$911,000
$8.01	220,000	3.75	$8.01	6,030,000
$34.50	5,000	8.92	$34.50	5,000

$7.86 — $ 34.50	258,050	4.13	$8.50	$6,946,000

		Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$7.86	19,450	5.92	$7.86	$536,000
$8.01	40,000	3.75	$8.01	1,096,000
$34.50	825	8.92	$34.50	1,000

$7.86 — $ 34.50	60,275	4.52	$8.32	$1,633,000

Preferred Share Rights Plan—On January 5, 2009, a renewed shareholder rights plan became effective upon the expiration of our previous shareholder rights plan. The rights plan will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Group and certain other limited excluded persons), then the Rights become exercisable. Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our board of directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. Our board of directors may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable. Our board of directors may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14. Stockholders’ Equity (continued)

Other – During 2010, we purchased 177,100 shares of treasury stock for the average price of $13.67 per share (none in 2012 or 2011).

As of December 31, 2012, we have reserved 1.7 million shares of common stock issuable upon potential conversion of preferred stocks and stock options pursuant to their respective terms.

15. Non-Redeemable Preferred Stock

Series B Preferred—The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share. The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared. All of the outstanding shares of the Series B Preferred are owned by the Golsen Group.

Series D Preferred—The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder. Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share. Each holder of the Series D Preferred shall be entitled to .875 votes per share. All of the outstanding shares of Series D Preferred are owned by the Golsen Group.

Cash Dividends Paid – During 2012, 2011 and 2010, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share) and

•	$60,000 on the Series D Preferred ($0.06 per share).

At December 31, 2012, there were no dividends in arrears.

Other - At December 31, 2012, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

16. Executive Benefit Agreements and Employee Savings Plans

In 1981, we entered into individual death benefit agreements with certain key executives (“1981 Agreements”). Under the 1981 Agreements, should the executive die while employed, we are required to pay the beneficiary named in the agreement in 120 equal monthly installments aggregating to an amount specified in the agreement. The monthly installments specified in the 1981 Agreements total $32,000. The benefits under the 1981 Agreements are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee. See table below for information about the 1981 Agreements.

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

	December 31,
	2012	2011
	(In Thousands)
Total undiscounted death benefits—1981 Agreements	$3,865	$4,115

Total undiscounted death benefits—1992 Agreements	$302	$302

Total undiscounted death benefits—2005 Agreement	$2,500	$2,500

Accrued death benefits—All agreements	$4,185	$4,017

Total undiscounted executive benefits—1992 Agreements	$1,928	$1,950

Discount rates utilized—1992 Agreements	2.78%	3.58%

Accrued executive benefits—1992 Agreements	$1,365	$1,262

		December 31,
	2012	2011	2010
	(In Thousands)
Costs associated with executive benefits included in SG&A	$186	$158	$169

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

	December 31,
	2012	2011
	(In Thousands)
Total face value of life insurance policies (1)	$21,242	$21,522

Cash surrender values of life insurance policies	$5,439	$4,961
Loans on cash surrender values	—	(1,890)

Net cash surrender values	$5,439	$3,071

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Executive Benefit Agreements and Employee Savings Plans (continued)

	2012	2011	2010
	(In Thousands)
Cost of life insurance premiums	$851	$851	$851
Increases in cash surrender values	(479)	(499)	(496)

Net cost of life insurance premiums included in SG&A	$372	$352	$355

(1)	Includes $7,000,000 on the life of our CEO, of which $2,500,000 is required to be paid under the 2005 Agreement as discussed above.

We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for certain employees within the Chemical Business, which amounts were not material for each of the three years ended December 31, 2012.

17. Property and Business Interruption Insurance Claims and Recovery

Pryor Facility

In June 2010, a pipe failure in the primary reformer of the ammonia plant at the Pryor Facility resulted in a fire that damaged the ammonia plant. The fire was immediately extinguished and there were no injuries. As a result of this damage, the Pryor Facility was unable to produce anhydrous ammonia or UAN during substantially all of third quarter of 2010. Our insurance policy provided, for the policy period covering this claim, for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. Therefore, we filed an insurance claim for business interruption. During 2011, we recognized an insurance recovery of $8.6 million relating to this business interruption claim, which was recorded as a reduction to cost of sales. We do not have any remaining insurance claims associated with our business interruption coverage relating to this event.

Beginning on February 27, 2012, the Pryor Facility experienced unplanned downtime in the urea plant due to a damaged stainless steel liner within the urea reactor. As a result, the Pryor Facility was unable to produce UAN through early July 2012. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carrier. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. A recovery, if any, from our insurance coverage has not been recognized since, for financial reporting purposes, it is not probable and reasonably estimable and/or it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

El Dorado Facility

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% strength nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined. The engineering firm representing our insurance carriers has determined that the DSN plant was not destroyed by the explosion and was repairable. However we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator plant. The total amount of insurance recoveries relating to this event will be dependent on an estimate of the costs and the length of time to repair the damaged DSN plant as if it would have been repaired, which amount has not yet been determined. Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through December 31, 2012, we did not recognize a loss relating to property damage from this explosion but we recorded an insurance claim receivable relating to this event primarily consisting of the disposal of the net book value of damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Property and Business Interruption Insurance Claims and Recovery (continued)

During 2012, our insurance carriers approved unallocated payments totaling $40 million (of which $20 million was paid in 2012). Also see Note 21 – Subsequent Events. We received correspondence associated with the $20 million received in January 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $28.6 million to our property insurance claim and $11.4 million to our business interruption claim primarily based on the claims information provided to our insurance carriers in relation to our requests for insurance proceeds.

The $28.6 million allocated to the property insurance claim was applied against the recoverable costs totaling $21.7 million. The insurance recovery in excess of the recoverable costs of $6.9 million was not recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $11.4 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $7.3 million as a reduction to cost of sales (see Note 21-Subsequent Events). The insurance recovery in excess of recoverable costs of $4.1 million was not recognized since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The unrecognized portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of December 31, 2012, the balance of the insurance claim receivable relating to this event was $9.0 million, which consists of the approved payments due from our insurance carriers and allocated to our insurance claim as discussed above.

Cherokee Facility

On November 13, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility can only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs are completed. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers but the total amounts have not been determined but are expected to be substantial.

Because our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through December 31, 2012, we did not recognize a loss relating to property damage from this pipe rupture but we recorded an insurance claim receivable relating to this event consisting of the recoverable costs.

In addition, a recovery for certain lost profits from our business interruption coverage has not been recognized since it is considered a gain contingency, which will be recognized if, and when, realized or realizable and earned.

As of December 31, 2012, the balance of the insurance claim receivable relating to this event was $1.1 million consisting of recoverable costs.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Other Expense, Other Income and Non-Operating Other Income, net

	2012	2011	2010
	(In Thousands)
Other expense:
Losses on sales and disposals of property and equipment	$996	$1,280	$460
Realized and unrealized losses on contractual obligations associated with carbon credits	721	1,844	644
Miscellaneous expense (1)	401	699	158

Total other expense	$2,118	$3,823	$1,262

Other income:
Settlements of litigation and potential litigation (2)	$2,303	$1,562	$—
Realized and unrealized gains on carbon credits	876	1,995	644
Property insurance recoveries in excess of losses incurred (3)	—	—	7,518
Miscellaneous income (1)	632	381	265

Total other income	$3,811	$3,938	$8,427

Non-operating other income, net:
Interest income	$87	$77	$133
Miscellaneous income (1)	263	—	—
Miscellaneous expense (1)	(69)	(77)	(80)

Total non-operating other income, net	$281	$—	$53

(1)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(2)	Amounts relate primarily to settlements reached with certain vendors of our Chemical Business.
(3)	Amount relates primarily to recoveries from property insurance claims associated with our Chemical Business.

19. Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

We have two reportable segments (business segments): the Chemical Business and the Climate Control Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Chemical Business - The Chemical Business segment manufactures and sells:

•	anhydrous ammonia, fertilizer grade AN, UAN, and AN ammonia solution for agricultural applications,

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

During 2012, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November and numerous mechanical issues at the Pryor Facility, all resulting in lost production and significant adverse effects on 2012 sales and operating income. Also see Note 17 – Property and Business Interruption Insurance Claims and Recovery.

See Note 2—Acquisition of Working Interest in Natural Gas Properties for the discussion of an acquisition of working interests in certain natural gas properties by a subsidiary within our Chemical Business. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia, management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. We report the working interests as part of the Chemical Business reportable segment. All of our natural gas producing activities are within the United States (in Pennsylvania).

As of December 31, 2012, our Chemical Business employed 508 persons, with 149 represented by unions under agreements, which will expire in July through November of 2013.

Climate Control Business—The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:

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

Other—The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

Segment Financial Information

Information about our continuing operations in different business segments is detailed below.

	2012	2011	2010
	(In Thousands)
Net sales:
Chemical:
Agricultural products	$217,329	$231,599	$135,598
Industrial acids and other chemical products	162,498	161,776	126,846
Mining products	96,538	118,479	88,642
Natural gas	1,448	—	—

Total Chemical	477,813	511,854	351,086

Climate Control:
Geothermal and water source heat pumps	162,697	183,789	171,561
Hydronic fan coils	55,812	54,379	37,923
Other HVAC products	47,662	43,397	41,037

Total Climate Control	266,171	281,565	250,521
Other	15,047	11,837	8,298

	$759,031	$805,256	$609,905

Gross profit:
Chemical	$97,692	$130,687	$49,295
Climate Control	80,981	88,178	86,364
Other	5,063	4,153	2,966

	$183,736	$223,018	$138,625

Operating income:
Chemical	$82,101	$116,503	$31,948
Climate Control	25,834	32,759	35,338
General corporate expenses and other business operations, net (1)	(12,280)	(12,819)	(11,361)

	95,655	136,443	55,925
Interest expense	4,237	6,658	7,427
Losses on extinguishment of debt	—	136	52
Non-operating expense (income), net:
Chemical	(1)	(1)	(7)
Climate Control	(1)	(2)	(3)
Corporate and other business operations	(279)	3	(43)
Provisions for income taxes	33,594	46,208	19,787
Equity in earnings of affiliate—Climate Control	(681)	(543)	(1,003)

Income from continuing operations	$58,786	$83,984	$29,715

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Segment Information (continued)

(1)	General corporate expenses and other business operations, net consist of the following:

	2012	2011	2010
	(In Thousands)
Gross profit-Other	$5,063	$4,153	$2,966
Selling, general and administrative:
Personnel costs	(9,994)	(8,418)	(7,865)
Professional fees	(4,117)	(3,805)	(3,784)
All other	(3,568)	(4,224)	(3,040)

Total selling, general and adminsitrative	(17,679)	(16,447)	(14,689)

Other income	394	118	366
Other expense	(58)	(643)	(4)

Total general corporate expenses and other business operations, net	$(12,280)	$(12,819)	$(11,361)

Information about our PP&E and total assets by business segment is detailed below:

	2012	2011	2010
	(In Thousands)
Depreciation, depletion and amortization of PP&E:
Chemical	$16,355	$14,659	$13,154
Climate Control	4,250	3,853	4,026
Corporate assets and other	76	250	149

Total depreciation, depletion and amortization of PP&E	$20,681	$18,762	$17,329

Additions to PP&E:
Chemical	$141,399	$39,835	$28,850
Climate Control	5,816	5,746	7,177
Corporate assets and other	3,590	2,376	518

Total additions to PP&E	$150,805	$47,957	$36,545

Total assets at December 31:
Chemical	$394,479	$294,886	$205,179
Climate Control	139,526	160,515	150,635
Corporate assets and other	42,607	46,608	32,167

Total assets (A)	$576,612	$502,009	$387,981

(A) At December 31, 2012, we changed the methodology of allocating our cash, cash equivalents and short-term investment balances to our operating segments. As a result of this change, the assets balances by business segment at December 31, 2011 and 2010 have been reclassified to conform to the methodology utilized at December 31, 2012.

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

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers are to U.S. customers except foreign export sales as follows:

Geographic Area	2012	2011	2010
	(In Thousands)
Canada	$21,079	$23,765	$19,345
Other	11,091	12,450	12,511

	$32,170	$36,215	$31,856

In general, foreign export sales are attributed based upon the location of the customer.

Major Customer

Net sales to one customer, Orica, of our Chemical Business segment represented approximately 9%, 11% and 11% of our total net sales for 2012, 2011 and 2010, respectively. See discussion concerning the supply agreement in Note 12 – Commitments and Contingencies.

20. Related Party Transactions

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

20. Related Party Transactions (continued)

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

21. Subsequent Events (Unaudited)

Dividends Declared on Preferred Stock—In January 2013, our board of directors declared dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, payable on March 29, 2013. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Subsequent Events (Unaudited) (continued)

Receipt of Insurance Recovery Payments – In January 2013, we received $20 million of the unallocated payments approved by our insurance carriers relating to our property and business interruption claims associated with the El Dorado Facility as discussed in Note 17 – Property and Business Interruption Claims and Recovery.

Income Tax Benefit—In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we expect to record a one-time benefit of approximately $450,000 related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law will be reflected in the first quarter of 2013.

Loan Agreement—On February 1, 2013, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, entered into a loan with a lender in the original principal amount of $35 million. This loan follows the acquisition by Zena of Working Interests as discussed in Note 2 – Acquisition of Working Interests in Natural Gas Properties. The proceeds of the loan effectively finance $35 million of the approximately $50 million purchase price of the Working Interests paid previously out of LSB’s working capital. The proceeds of the loan will be used for general working capital purposes. The loan is for a term of three years. Interest is payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum), resulting in a borrowing rate of approximately 3.30% at February 1, 2013. The loan is secured by the Working Interests and related properties and proceeds. In addition, LSB has guaranteed the payment of the loan.

ODEQ Investigation of the Pryor Facility – As discussed in Note 12 – Commitments and Contingencies, one of our subsidiaries, PCC, within our Chemical Business, has been advised that the ODEQ is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. Each of the Company and PCC has received a subpoena, upon the application of the Attorney General of the State of Oklahoma, for documents relating to this matter. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the pending investigation.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

		Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2012 (1)
Net sales	$190,245	$209,275	$182,374	$177,137

Gross profit (2)	$44,444	$65,735	$33,187	$40,370

Income from continuing operations (2)	$14,324	$26,130	$6,710	$11,622
Net loss from discontinued operations	21	97	2	62

Net income	$14,303	$26,033	$6,708	$11,560

Net income applicable to common stock	$14,003	$26,033	$6,708	$11,560

Income per common share:
Basic:
Income from continuing operations	$0.63	$1.17	$0.30	$0.52
Net loss from discontinued operations	—	—	—	—

Net income	$0.63	$1.17	$0.30	$0.52

Diluted:
Income from continuing operations	$0.61	$1.11	$0.28	$0.49
Net loss from discontinued operations	—	—	—	—

Net income	$0.61	$1.11	$0.28	$0.49

2011
Net sales	$177,493	$235,619	$176,780	$215,364

Gross profit (2)	$53,854	$72,086	$34,257	$62,821

Income from continuing operations (2)	$20,960	$28,698	$6,324	$28,002
Net loss from discontinued operations	57	53	18	14

Net income	$20,903	$28,645	$6,306	$27,988

Net income applicable to common stock	$20,598	$28,645	$6,306	$27,988

Income per common share:
Basic:
Income from continuing operations	$0.97	$1.29	$0.28	$1.26
Net loss from discontinued operations	—	—	—	—

Net income	$0.97	$1.29	$0.28	$1.26

Diluted:
Income from continuing operations	$0.90	$1.22	$0.27	$1.19
Net loss from discontinued operations	—	—	—	—

Net income	$0.90	$1.22	$0.27	$1.19

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1)	During 2012, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November and numerous mechanical issues at the Pryor Facility, all resulting in lost production and significant adverse effect on 2012 operating results.
(2)	The following items increased gross profit and income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
		(In Thousands)
Business interruption insurance recovery:
2012	$—	$—	$—	$7,300

2011	$—	$8,605	$—	$—

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Balance Sheets

Schedule I includes the condensed financial statements of the parent company only, LSB Industries, Inc.

	December 31,
	2012	2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$22,210	$35,302
Accounts receivable, net	3	15
Supplies, prepaid items and other	9,579	5,833
Due from subsidiaries	4,392	28,785
Note receivable from a subsidiary	—	10,000

Total current assets	36,184	79,935

Property, plant and equipment, net	202	229
Investments in and due from subsidiaries	342,897	290,303
Other assets, net	2,476	2,253

	$381,759	$372,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$605	$291
Short-term financing	9,254	5,646
Accrued and other liabilities	1,139	1,036
Redeemable, noncumulative, convertible preferred stock	—	44

Total current liabilities	10,998	7,017

Due to subsidiaries	—	56,243
Noncurrent accrued and other liabilities	5,423	5,349

Stockholders’ equity:
Preferred stocks	3,000	3,000
Common stock	2,673	2,664
Capital in excess of par value	165,006	162,092
Retained earnings	212,192	153,888

	382,871	321,644
Less treasury stock	17,533	17,533

Total stockholders’ equity	365,338	304,111

	$381,759	$372,720

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Income

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Fees under service, tax, sharing and management agreements with subsidiaries	$6,656	$5,406	$3,531

Selling, general and administrative expense	5,693	5,661	5,388
Other expense (income), net	(207)	453	(25)

Operating income (loss)	1,170	(708)	(1,832)

Interest expense	1,812	1,730	3,062
Loss on extinguishment of debt	—	—	52
Interest and other non-operating income, net	(2,442)	(1,264)	(973)

Income (loss) from continuing operations	1,800	(1,174)	(3,973)

Equity in earnings of subsidiaries	(56,986)	(85,158)	(33,688)
Net loss from discontinued operations	182	142	141

Net income	$58,604	$83,842	$29,574

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net cash flows provided (used) by operating activities	$23,100	$(5,558)	$(3,074)

Cash flows from investing activities:
Capital expenditures	—	—	(51)
Payments received on note receivable from a subsidiary	10,000	—	—
Other assets	(266)	(283)	(439)

Net cash provided (used) by investing activities	9,734	(283)	(490)

Cash flows from financing activities:
Proceeds from short-term financing	11,192	6,775	—
Payments on short-term financing	(7,584)	(1,129)	—
Payments associated with induced conversion of 5.5% convertible debentures	—	(558)	—
Acquisition of 5.5% convertible debentures	—	—	(2,494)
Payments on loans secured by cash value of life insurance policies	—	—	(380)
Net change in due to/from subsidiaries	(50,460)	26,512	(7,430)
Purchases of treasury stock	—	—	(2,421)
Proceeds from exercise of stock options	767	1,197	829
Excess income tax benefit associated with stock-based compensation	498	1,160	185
Acquisition of redeemable preferred stock	(39)	—	—
Dividends paid on preferred stocks	(300)	(305)	(305)

Net cash provided (used) by financing activities	(45,926)	33,652	(12,016)

Net increase (decrease) in cash and cash equivalents	(13,092)	27,811	(15,580)

Cash and cash equivalents at the beginning of year	35,302	7,491	23,071

Cash and cash equivalents at the end of the year	$22,210	$35,302	$7,491

See accompanying notes.

LSB Industries, Inc.

Schedule I - Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

1. Basis of Presentation—The accompanying condensed financial statements of the parent company include the accounts of LSB Industries, Inc. (“LSB”) only. LSB’s investments in subsidiaries are stated at cost plus equity in undistributed earnings (losses) of subsidiaries since date of acquisition. These condensed financial statements should be read in conjunction with LSB’s consolidated financial statements.

2. Commitments and Contingencies—LSB has guaranteed the payment of principal and interest under the terms of various debt agreements of its subsidiaries. Subsidiaries’ long-term debt outstanding at December 31, 2012, which is guaranteed by LSB, is as follows (in thousands):

Secured Term Loan	$68,438
Other, most of which is collateralized by real estate	3,633

$72,071

In addition, LSB has guaranteed approximately $44.7 million of its subsidiaries’ credit terms with vendors (primarily relating to purchases of natural gas) and approximately $12.7 million of its subsidiaries’ insurance bonds.

See Notes 10, 12 and 21 of the notes to LSB’s consolidated financial statements for discussion of the long-term debt and commitments and contingencies.

3. Preferred Stock and Stockholders’ Equity—At December 31, 2012 and 2011, a subsidiary of LSB owns 2,451,527 shares of LSB’s common stock, which shares have been considered as issued and outstanding in the accompanying Condensed Balance Sheets included in this Schedule I—Condensed Financial Information of Registrant. See Notes 14 and 15 of the notes to LSB’s consolidated financial statements for discussion of matters relating to preferred stock and other stockholders’ equity matters.

4. Extinguishment of Debt – During 2010, LSB acquired a certain portion of the 2007 Debentures, with each purchase being negotiated. During 2011, the remaining 2007 Debentures were converted into shares of LSB common stock including the portion of 2007 debentures held by the Golsen Group as discussed in Note 10 of the notes to LSB’s consolidated financial statements. In addition for financial reporting purposes, one of the conversion transactions with an unrelated third party was considered an induced conversion. The following is a summary of transactions relating to the 2007 Debentures for each respective year:

	2012	2011	2010
	(Dollars In Thousands)
Principal amounts converted or acquired	$—	$26,900	$2,500
Cash paid for acquisitions	$—	$—	$2,494
Shares of LSB common stock issued	—	979,160	—

5. Interest Expense and Income – During 2012, 2011 and 2010, LSB incurred interest expense from subsidiaries of $1,307,000, $1,200,000 and $1,173,000, respectively. During 2012, 2011, and 2010, LSB earned interest income from subsidiaries of $2,168,000, $1,262,000 and $956,000, respectively.

6. Dividend Received from Subsidiary – During 2012, LSB received a dividend of $24.4 million from a subsidiary (none during 2011 or 2010), which amount is included in net cash flows provided by operating activities.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011, and 2010

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/ Costs Incurred	Balance at End of Year
Accounts receivable—allowance for doubtful accounts (1):
2012	$955	$(214)	$105	$636

2011	$636	$347	$28	$955

2010	$676	$145	$185	$636

Inventory-reserve for slow-moving items (1):
2012	$1,767	$181	$130	$1,818

2011	$1,616	$751	$600	$1,767

2010	$1,198	$485	$67	$1,616

Notes receivable—allowance for doubtful accounts (1):
2012	$970	$—	$—	$970

2011	$970	$—	$—	$970

2010	$970	$—	$—	$970

Deferred tax assets—valuation allowance (1):
2012	$344	$—	$71	$273

2011	$310	$34	$—	$344

2010	$358	$—	$48	$310

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.