Form 10-Q
period 2013-03-31
LSB INDUSTRIES INC
filed 2013-05-07
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s voting common stock, as of April 30, 2013 was 22,435,728 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2013 is unaudited)

	March 31,	December 31,
	2013	2012
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$68,670	$98,020
Restricted cash	113	31
Accounts receivable, net	93,224	82,801
Inventories:
Finished goods	42,648	36,851
Work in progress	3,537	3,576
Raw materials	24,440	24,546

Total inventories	70,625	64,973
Supplies, prepaid items and other:
Prepaid insurance	7,561	10,049
Precious metals	13,044	13,528
Supplies	10,625	9,855
Fair value of derivatives and other	312	170
Prepaid income taxes	10,122	—
Other	2,086	2,096

Total supplies, prepaid items and other	43,750	35,698
Deferred income taxes	3,206	3,224

Total current assets	279,588	284,747
Property, plant and equipment, net	324,644	281,871
Other assets:
Investment in affiliate	1,551	1,809
Goodwill	1,724	1,724
Other, net	6,658	6,461

Total other assets	9,933	9,994

	$614,165	$576,612

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2013 is unaudited)

	March 31,	December 31,
	2013	2012
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$69,752	$68,333
Short-term financing	6,472	9,254
Accrued and other liabilities	29,887	34,698
Deferred gain on insurance recoveries	9,617	—
Current portion of long-term debt	11,304	4,798

Total current liabilities	127,032	117,083
Long-term debt	94,456	67,643
Noncurrent accrued and other liabilities	16,433	16,369
Deferred income taxes	21,342	21,020
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,756,190 shares issued (26,731,360 at December 31, 2012)	2,676	2,673
Capital in excess of par value	165,776	165,006
Retained earnings	211,824	212,192

	383,276	382,871
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	354,902	354,497

	$614,165	$576,612

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In Thousands, Except Per Share Amounts)
Net sales	$150,679	$190,245
Cost of sales	125,257	145,801

Gross profit	25,422	44,444
Selling, general and administrative expense	24,491	21,391
Provisions for losses on accounts receivable	100	40
Other expense	2,030	167
Other income	(962)	(236)

Operating income (loss)	(237)	23,082
Interest expense	731	1,132
Non-operating other expense (income), net	16	(5)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate	(984)	21,955
Provision (benefit) for income taxes	(745)	7,802
Equity in earnings of affiliate	(171)	(171)

Income (loss) from continuing operations	(68)	14,324
Net loss from discontinued operations	—	21

Net income (loss)	(68)	14,303
Dividends on preferred stocks	300	300

Net income (loss) applicable to common stock	$(368)	$14,003

Weighted-average common shares:
Basic	22,424	22,324

Diluted	22,424	23,524

Income (loss) per common share:
Basic	$(0.02)	$0.63

Diluted	$(0.02)	$0.61

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

Three Months Ended March 31, 2013

		Non-
	Common	Redeemable	Common	Capital in		Treasury
	Stock	Preferred	Stock Par	Excess of	Retained	Stock-
	Shares	Stock	Value	Par Value	Earnings	Common	Total
	(In Thousands)
Balance at December 31, 2012	26,731	$3,000	$2,673	$165,006	$212,192	$(28,374)	$354,497
Net loss					(68)		(68)
Dividends declared on preferred stocks					(300)		(300)
Stock-based compensation				414			414
Exercise of stock options	25		3	246			249
Excess income tax benefit associated with stock-based compensation				110			110

Balance at March 31, 2013	26,756	$3,000	$2,676	$165,776	$211,824	$(28,374)	$354,902

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(68)	$14,303
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Net loss from discontinued operations	—	21
Deferred income taxes	340	1,337
Losses on sales and disposals of property and equipment	50	15
Depreciation, depletion and amortization of property, plant and equipment	6,550	5,018
Amortization of other assets	87	87
Stock-based compensation	414	415
Provisions for losses on accounts receivable	100	40
Provision for (realization of) losses on inventory	(284)	5
Provision for (realization of) losses on firm sales commitments	(210)	2,984
Provision for impairment on long-lived assets	210	—
Equity in earnings of affiliate	(171)	(171)
Distributions received from affiliate	429	429
Changes in fair value of commodities contracts	162	(142)
Changes in fair value of interest rate contracts	(168)	(270)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(9,796)	(215)
Inventories	(5,368)	(9,123)
Prepaid and accrued income taxes	(10,909)	1,686
Other supplies, prepaid items and other	2,212	1,174
Accounts payable	(4,695)	(5,628)
Accrued payroll and benefits	(1,068)	(1,122)
Customer deposits	(1,164)	474
Other current and noncurrent liabilities	(1,896)	(202)
Deferred gain on insurance recoveries	5,122	—

Net cash provided (used) by continuing operating activities	(20,121)	11,115
Cash flows from continuing investing activities
Capital expenditures	(44,344)	(15,632)
Proceeds from property insurance recovery associated with property, plant and equipment	4,495	—
Proceeds from sales of property and equipment	199	266
Proceeds from short-term investments	.	4
Purchase of short-term investments	—	(4)
Deposits of restricted cash	(82)	—
Payments on contractual obligations—carbon credits	—	(180)
Other assets	(109)	(99)

Net cash used by continuing investing activities	(39,841)	(15,645)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Three Months Ended March 31, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$—	$161,506
Payments on revolving debt facility	—	(161,506)
Proceeds from other long-term debt, net of fees	34,825	—
Payments on other long-term debt	(1,738)	(3,439)
Payments on loans secured by cash value of life insurance policies	—	(1,918)
Payments on short-term financing	(2,782)	(1,684)
Proceeds from exercise of stock options	249	173
Excess income tax benefit associated with stock-based compensation	110	186
Acquisition of redeemable preferred stock	—	(39)
Dividends paid on preferred stocks	—	(300)

Net cash provided (used) by continuing financing activities	30,664	(7,021)
Cash flows of discontinued operations:
Operating cash flows	(52)	(36)

Net decrease in cash and cash equivalents	(29,350)	(11,587)
Cash and cash equivalents at beginning of period	98,020	124,929

Cash and cash equivalents at end of period	$68,670	$113,342

Supplemental cash flow information:
Cash payments for income taxes, net of refunds	$9,715	$4,581
Noncash investing and financing activities:
Other assets, accounts payable and long-term debt associated with additions of property, plant and equipment	$20,510	$3,208

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 28, 2013.

Basis of Consolidation and Presentation—LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2013 and for the three month periods ended March 31, 2013 and 2012 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products, certain downtime events associated with our chemical facilities, and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.

Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recognition of Insurance Recoveries—If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.

Recently Issued Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) issued accounting standard updates (“ASU”) requiring additional disclosures about an entity’s offsetting (netting) of certain assets and liabilities for the purpose of improving the transparency of financial reporting. Entities are required to disclose both gross information and net information about certain instruments and transactions eligible for offset in the balance sheet and certain instruments and transactions subject to an agreement similar to a master netting arrangement. The new disclosure requirements become effective for us on January 1, 2013 and are to be applied retrospectively. The adoption of these ASUs did not impact our disclosures to the accompanying financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

(Dollars In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,
	2013	2012
Numerator:
Net income (loss)	$(68)	$14,303
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)

Total dividends on preferred stocks	(300)	(300)

Numerator for basic net income (loss) per common share—net income (loss) applicable to common stock	(368)	14,003
Dividends on preferred stocks assumed to be converted, if dilutive	—	300

Numerator for diluted net income (loss) per common share	$(368)	$14,303

Denominator:
Denominator for basic net income (loss) per common share—weighted-average shares	22,423,616	22,323,780
Effect of dilutive securities:
Convertible preferred stocks	—	918,026
Stock options	—	281,714

Dilutive potential common shares	—	1,199,740

Denominator for diluted net income (loss) per common share—adjusted weighted-average shares and assumed conversions	22,423,616	23,523,520

Basic net income (loss) per common share	$(0.02)	$0.63

Diluted net income (loss) per common share	$(0.02)	$0.61

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2013	2012
Convertible preferred stocks	916,666	—
Stock options	713,247	254,000

	1,629,913	254,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net Our accounts receivables, net, consists of the following:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Trade receivables	$80,329	$72,505
Insurance claims	12,064	10,059
Other	1,335	873

	93,728	83,437
Allowance for doubtful accounts	(504)	(636)

	$93,224	$82,801

During August 2012, El Dorado Chemical Company (“EDC”) entered into an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The initial term of this agreement is for one year, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of March 31, 2013, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 4: Inventories At March 31, 2013 and December 31, 2012, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,876,000 and $1,818,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $630,000 and $975,000 at March 31, 2013 and December 31, 2012, respectively.

Changes in our inventory reserves are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Balance at beginning of period	$2,793	$1,783
Provision for (realization of) losses	(284)	5
Write-offs and disposals	(3)	(83)

Balance at end of period	$2,506	$1,705

The provision for (realization of) losses is included in cost of sales in the accompanying condensed consolidated statements of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities Our current and noncurrent accrued and other liabilities consist of the following:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Deferred revenue on extended warranty contracts	$7,046	$7,007
Customer deposits	7,025	8,189
Accrued warranty costs	6,486	6,172
Accrued payroll and benefits	5,544	6,612
Other	20,219	23,087

	46,320	51,067
Less noncurrent portion	16,433	16,369

Current portion of accrued and other liabilities	$29,887	$34,698

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Balance at beginning of period	$6,172	$5,370
Amounts charged to costs and expenses	1,990	1,568
Costs incurred	(1,676)	(1,322)

Balance at end of period	$6,486	$5,616

Note 7: Asset Retirement Obligations Currently, we have an obligation to plug and abandon a wastewater injection well at one of our Chemical Business facilities when the permit expires. We are also contractually obligated through at least December 2053 to pay a portion of the operating costs of a municipally owned wastewater pipeline currently being constructed that will serve our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At March 31, 2013 and December 31, 2012, our accrued liability for AROs was $161,000 and $154,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt Our long-term debt consists of the following:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Secured Term Loan (B)	67,500	68,438
Secured Promissory Note (C)	34,456	—
Other, with a current weighted-average interest rate of 6.82%, most of which is secured by machinery, equipment and real estate	3,804	4,003

	105,760	72,441
Less current portion of long-term debt	11,304	4,798

Long-term debt due after one year	$94,456	$67,643

(A)	Our wholly owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility, as amended (the “Working Capital Revolver Loan”). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017, under certain conditions. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75%. At March 31, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable. As of March 31, 2013, the amount available for borrowing under the Working Capital Revolver Loan was approximately $48.4 million.

The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than El Dorado Nitric Company and its subsidiaries (“EDN”), but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At March 31, 2013, the carrying value of the pledged assets was approximately $217 million. The Working Capital Revolver Loan also contains numerous covenants.

(B)	ThermaClime and certain of its subsidiaries are parties to a term loan agreement (the “Secured Term Loan”). The Secured Term Loan matures on March 29, 2016. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, a rate that is adjusted quarterly) and a fixed interest rate as detailed below:

	March 31, 2013
	Stated Interest	Principal
	Rate	Balance
	(Dollars in Thousands)
Variable interest rate	3.28%	$45,000
Fixed interest rate	5.15%	22,500

Weighted-average interest rate	3.91%	$67,500

The Secured Term Loan is secured by the real property and equipment located at our chemical production facilities located in the El Dorado Facility and in Cherokee, Alabama (the “Cherokee Facility”). The carrying value of the pledged assets is approximately $128 million at March 31, 2013. In addition, the Secured Term Loan is guaranteed by LSB.

The Secured Term Loan borrowers are also subject to numerous covenants under the agreement. At March 31, 2013, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $130 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended March 31, 2013.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt (continued)

A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014; however, this premium is eliminated thereafter.

(C)	On February 1, 2013, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note are being used for general working capital purposes. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at March 31, 2013 was 3.28%. The loan is secured by the Working Interests and related properties and proceeds.

Note 9: Commitments and Contingencies

Capital Project Commitment—During November 2012, EDC entered into an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at the El Dorado Facility. In addition, EDC plans to construct a separate nitric acid concentrator. The estimated cost for this project is approximately $120 million, of which $18.6 million has been incurred and capitalized at March 31, 2013.

Legal Matters—Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with environmental laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of March 31, 2013, our accrued liabilities for environmental matters totalled $587,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7 – Asset Retirement Obligations.

1. Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the United States Environmental Protection Agency (“EPA”), subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. We believe that all of our chemical facilities are in compliance with the respective permits, except as discussed below.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

The El Dorado Facility is subject to a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”). The El Dorado Facility is currently operating under an NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In November 2010, a preliminary draft of a discharge water permit renewal for the El Dorado Facility, which contains more restrictive limits, was issued by the ADEQ.

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC is evaluating its options whether to appeal the decision. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.

During 2012, EDC settled an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit. Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and the EPA/DOJ indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. Thereafter, the DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, nothing has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at March 31, 2013.

The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is funding a portion of the construction of the pipeline that will be owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC anticipates its share of the funding for the capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which most of these costs have been incurred and capitalized as of March 31, 2013. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline is nearly complete, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City to construct and operate the pipeline.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2013, in connection with this matter.

2. Air Matters

The EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the nitric acid plant (“Baytown Facility”) operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If the EPA were successful in establishing that any of our chemical facilities were in violation of the Clean Air Act, the EPA could assess civil penalties of up to $27,500 per day and require the facility to retrofit with the “best available control technology.”

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. Our Chemical Business has been in negotiations with the EPA and has proposed a global settlement in connection with this matter. A settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The proposal also offered to include a modest civil penalty but did not provide an amount of any proposed civil penalty. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants, and these capital investments are proposed to be made over a period of several years.

The DOJ, on behalf of the EPA, has responded in writing to our proposed global settlement offer and advised in its response which of our proposals are acceptable and not acceptable and certain other provisions that the United States would require in a global settlement. The DOJ’s response also provided that it will require, among other things, that we pay an appropriate civil penalty to the United States and participating state parties, with the amount to be determined after the parties have reached agreement on the core components of a consent decree, and that any settlement is contingent upon the incorporation of the settlement terms into a definitive consent decree acceptable to the parties. Therefore a liability for potential civil penalties has been established in connection with this matter and is included in our accrued liabilities for environmental matters discussed above. We are currently corresponding with the DOJ in an effort to resolve this matter.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. Each of the Company and PCC has received a subpoena, upon the application of the Attorney General of the State of Oklahoma, for documents relating to this matter. The Oklahoma Attorney General’s office subsequently confirmed that neither LSB nor PCC are obligated to respond to the subpoenas and that the subpoenas have been terminated; however, the investigation is ongoing. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the ongoing investigation. Therefore, no liability has been established at March 31, 2013 in connection with this matter.

3. Other Environmental Matters

In 2002, two subsidiaries within our Chemical Business sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. Even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

In addition, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in its evaluation. Currently, it is unknown what damages the KDHE would claim, if any. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable.

Our allocable portion of the total estimated liability related to the Hallowell Facility has been established in connection with this matter and is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.

B. Other Pending, Threatened or Settled Litigation

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At March 31, 2013, our accrued general liability insurance claims were $647,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition or results of operations.

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits We have two classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”) and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition, as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer Material Science LLC (“Bayer”). The carbon credits are accounted for on a fair value basis as discussed below. Also the contractual obligations associated with these carbon credits are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At March 31, 2013 and December 31, 2012, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At March 31, 2013, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.51%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At March 31, 2013 and December 31, 2012, the valuations ($0.50 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At March 31, 2013 and December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound. At March 31, 2013 and December 31, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, when applicable.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the three months ended March 31, 2013 and 2012, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for its costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis, and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At March 31, 2013, we had approximately 625,000 carbon credits (a minimal amount at December 31, 2012), all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities, when applicable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013 Using
		Quoted Prices
		in Active	Significant
	Total Fair	Markets for	Other	Significant	Total Fair
	Value At	Identical	Observable	Unobservable	Value at
	March 31,	Assets	Inputs	Inputs	December 31,
Description	2013	(Level 1)	(Level 2)	(Level 3)	2012
	(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$79
Carbon credits	312	—	—	312	91

Total	$312	$—	$—	$312	$170

Liabilities—Current and noncurrent accrued and other liabilities:
Commodities contracts	$83	$83	$—	$—	$—
Contractual obligations—carbon credits	312	—	—	312	91
Interest rate contracts	1,706	—	1,706	—	1,874

Total	$2,101	$83	$1,706	$312	$1,965

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(In Thousands)
Beginning balance	$91	$42	$(91)	$(42)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gain (loss) included in operating results	233	—	(233)	—
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(12)	—	—	—
Settlements	—	—	12	—

Ending balance	$312	$42	$(312)	$(42)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Realized and unrealized net gains (losses) included in operating results and the classifications within the statement of operations are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales—Commodities contracts	$(162)	$142
Other income—Carbon credits	233	—
Other expenses—Contractual obligations relating to carbon credits	(233)	—
Interest expense—Interest rate contracts	1	(96)

	$(161)	$46

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales—Commodities contracts	$(162)	$142
Other income—Carbon credits	221	—
Other expense—Contractual obligations relating to carbon credits	(221)	—
Interest expense—Interest rate contracts	168	270

	$6	$412

At March 31, 2013 and December 31, 2012, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes Provision (benefit) for income taxes are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Current:
Federal	$(970)	$5,390
State	(115)	1,075

Total Current	(1,085)	6,465

Deferred:
Federal	309	1,171
State	31	166

Total Deferred	340	1,337

Provision (benefit) for income taxes	$(745)	$7,802

For the three months ended March 31, 2013 and 2012, the current provision (benefit) for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income (loss) for GAAP and tax purposes, including the benefit related to the retroactive tax relief for certain tax provisions that expired in 2012 as discussed below. For the three months ended March 31, 2013 and 2012, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective tax rate for 2013 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items. In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law was reflected in the first quarter of 2013 and impacted the estimated effective tax rate for 2013.

The tax benefit for the three months ended March 31, 2013 was $0.7 million (38% of pre-tax loss, excluding the impact of the 2012 retroactive tax benefits) and a tax provision of $7.8 million (35% of pre-tax income) for the three months ended March 31, 2012.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of March 31, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position, results of operations and cash flows.

Note 12: Property and Business Interruption Insurance Claims and Recoveries

Pryor Facility

Beginning on February 27, 2012, the Pryor Facility experienced downtime in the urea plant due to a damaged stainless steel liner within the urea reactor. As a result, the Pryor Facility was unable to produce urea ammonium nitrate (“UAN”) through early July 2012. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. See additional information in Note 16-Subsequent Events.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Property and Business Interruption Insurance Claims and Recoveries (continued)

El Dorado Facility

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% strength nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers, but the total amounts have not been determined. The engineering firm representing our insurance carriers has determined that the DSN plant was not destroyed by the explosion and was repairable. However, we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator. The total amount of insurance recoveries relating to this event will be dependent on an estimate of the costs and the length of time to repair the damaged DSN plant as if it would have been repaired. The estimated cost to repair the DSN plant ranges from $48 million to $60 million but the length of time to repair has not yet been determined.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through March 31, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on the disposal of the damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

During 2012, our insurance carriers approved unallocated payments totaling $40 million (of which $20 million was paid in 2012 and $20 million was paid in January 2013). We received correspondence associated with the $20 million received in January 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $28.6 million to our property insurance claim and $11.4 million to our business interruption claim primarily based on the claims information provided to our insurance carriers as of that time in relation to our requests for insurance proceeds.

The $28.6 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $22.4 million. The insurance recovery in excess of the recoverable costs of $6.2 million was deferred (included in current liabilities at March 31, 2013) since it is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $11.4 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $8.0 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012 and $0.7 million during the first quarter of 2013). The insurance recovery in excess of recoverable costs of $3.4 million was deferred (included in current liabilities at March 31, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of March 31, 2013, there was no insurance claim receivable balance relating to this event.

Cherokee Facility

On November 13, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility can only produce, on a limited basis, nitric acid and ammonium nitrate (“AN”) solution from purchased ammonia until the repairs are completed (See Note 16 – Subsequent Events). Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers, but the total amounts have not been determined but are expected to be substantial.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Property and Business Interruption Insurance Claims and Recoveries (continued)

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through March 31, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on the disposal of the damaged property and other recoverable costs incurred.

In March 2013, our insurance carriers approved payments relating to our business interruption claim totaling $15 million. Also see Note 16—Subsequent Events. We received correspondence associated with the approval, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility is being repaired) totaling $10.1 million as a reduction to cost of sales (see Note 16—Subsequent Events). The insurance recovery in excess of recoverable costs of $4.9 million was not recognized since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The unrecognized portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of March 31, 2013, the balance of the insurance claim receivable relating to this event was $12.1 million, consisting of the recognized portion of the approved payments due from our insurance carriers discussed above and recoverable costs associated with our property insurance claim.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Other Expense, Other Income and Non-Operating Other Expense (Income), net

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Other expense:
Dismantle and demolition expense (1)	$1,188	$—
Miscellaneous penalties	312	101
Realized and unrealized losses on contractual obligations associated with carbon credits	233	—
Impairment on long-lived assets	210	—
Miscellaneous expense (2)	87	66

Total other expense	$2,030	$167

Other income:
Settlements of litigation and potential litigation (3)	$545	$—
Realized and unrealized gains on carbon credits	233	—
Miscellaneous income (2)	184	236

Total other income	$962	$236

Non-operating other expense (income), net:
Interest income	$(8)	$(24)
Miscellaneous expense (2)	24	19

Total non-operating other expense (income), net	$16	$(5)

(1)	Amount relates to the dismantling and demolition of certain plant and equipment at our chemical facilities.
(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amount relates primarily to a settlement reached associated with a class action insurance brokerage antitrust litigation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Net sales:
Chemical (1)	$77,490	$124,205
Climate Control	70,270	62,758
Other	2,919	3,282

	$150,679	$190,245

Gross profit: (2)
Chemical (1)	$2,411	$23,998
Climate Control	21,982	19,446
Other	1,029	1,000

	$25,422	$44,444

Operating income (loss): (3)
Chemical (1)	$(3,806)	$20,347
Climate Control	6,384	5,838
General corporate expenses and other business operations, net (4)	(2,815)	(3,103)

	(237)	23,082
Interest expense	731	1,132
Non-operating other expense (income), net:
Corporate and other business operations	16	(5)
Provision (benefit) for income taxes	(745)	7,802
Equity in earnings of affiliate-Climate Control	(171)	(171)

Income (loss) from continuing operations	$(68)	$14,324

(1)	During the first quarter of 2013, our Chemical Business experienced downtime at the Cherokee, El Dorado and Pryor Facilities resulting in lost production and significant adverse effect on operating results (See Note 16—Subsequent Events). During the first quarter of 2012, our Chemical Business also experienced downtime at the Pryor Facility that adversely affected operating results. Also see Note 12—Property and Business Interruption Insurance Claims and Recoveries.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	Our chief operating decision makers use operating income (loss) by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income (loss) by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information (continued)

(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Gross profit-Other	$1,029	$1,000
Selling, general and administrative:
Personnel costs	(2,110)	(2,082)
Professional fees	(1,424)	(1,404)
All other	(904)	(803)

Total selling, general and administrative	(4,438)	(4,289)
Other income	594	186

Total general corporate expenses and other business operations, net	$(2,815)	$(3,103)

Information about our total assets by business segment is as follows:

	March 31,	December 31,
	2013	2012
	(In Thousands)
Chemical	$425,819	$394,479
Climate Control	139,757	139,526
Corporate assets and other	48,589	42,607

Total assets	$614,165	$576,612

Note 15: Related Party Transactions

Golsen Group

In March 2012 and 2013, we paid or declared dividends totaling $300,000, respectively, on our Series B Preferred and our Series D Preferred. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by Jack E. Golsen (“Golsen”), our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, Steven J. Golsen, a Director and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”).

Appointment of New Director

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. Mr. Benham will serve with the class of directors having a term ending at the 2013 annual meeting of stockholders, which will be held on May 23, 2013. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first quarter of 2013, we incurred approximately $1,831,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities.

Note 16: Subsequent Events

Letter Received from Insurance Carriers—In April 2013, we received a letter from our insurance carriers denying our insurance claims relating to the Pryor Facility discussed in Note 12—Property and Business Interruption Insurance Claims and Recoveries.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Subsequent Events (continued)

Receipt on Insurance Recovery Payments—In April 2013, we received $15 million of the payments approved by our insurance carriers relating to our business interruption claim associated with the Cherokee Facility discussed in Note 12—Property and Business Interruption Insurance Claims and Recoveries.

Restart of the Pryor and Cherokee Facilities—In April 2013 and May 2013, the repairs were completed and production resumed at the Pryor and Cherokee Facilities, respectively.

Amendment to a Long-Term Cost-Plus Supply Agreement—Pursuant to a long-term cost-plus supply agreement, EDC sells to a customer a significant annual volume of industrial grade AN produced at the El Dorado Facility. In April 2013, this agreement was amended to update and correct the specification of AN solution to be manufactured by EDC. The amendment also modified the required notice of termination from two years to one year, with the effective termination date in such notice to be no sooner than April 9, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our March 31, 2013 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For the first quarter of 2013, approximately 51% of our consolidated net sales relates to the Chemical Business compared to 65% for the first quarter of 2012.

•

Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first quarter of 2013, approximately 47% of our consolidated net sales relates to the Climate Control Business compared to 33% for the first quarter of 2012.

Downtime at Certain Chemical Facilities and Certain Capital Expenditures

As previously reported, during 2012, our Chemical Business encountered a number of significant issues including; an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture at the Cherokee Facility in November that damaged the ammonia plant, and mechanical issues at the Pryor Facility. These incidents resulted in lost production and had a significant adverse effect on our sales, operating results and cash flow during the first quarter of 2013.

For the first quarter of 2013, we estimate the cumulative negative effect on our pre-tax operating results from these incidents and issues to be approximately $40 million to $49 million, including lost absorption and gross profit margins, based on current market conditions and including business interruption insurance recoveries recognized.

Until the facilities are returned to normal production, our operating results will continue to be lower in 2013 than otherwise would be expected. We estimate that the monthly negative effect on operating results at the El Dorado Facility will approximate $1 million to $2 million until the new 65% strength nitric acid plant and the 98% concentrator are constructed and begin production during the first half of 2015. The estimated combined cost for the new nitric acid plant and concentrator is approximately $120 million, of which $18.6 million has been capitalized as of March 31, 2013. In addition and excluding the impact of business interruption insurance recoveries, we estimate that the monthly negative effect on operating results was approximately $8 million to $9 million at the Cherokee Facility prior to restarting the ammonia plant in the first few days of May 2013, which facility is currently increasing production rates. Also we estimate the monthly adverse effect on the Pryor Facility’s operating results in 2013 prior to restarting the ammonia plant in the last half of April 2013 was also approximately $8 million to $9 million.

During the last half of April 2013, the Pryor Facility commenced operations at its primary ammonia plant at near design rates. During November 2012, the Pryor Facility had stopped production to install a replacement ammonia converter and to perform unplanned maintenance, which has been completed.

During the outage, with the support of third-party professionals, the Pryor Facility also undertook extensive programs to review and update operating procedures, to improve mechanical integrity and reliability, and to test soundness of piping and equipment. The outage at the Pryor Facility was longer than originally anticipated due to mechanical issues that arose after initial start-up requiring repairs, along with calibration of new control equipment.

As previously reported, although the events are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have recently undertaken a concerted program intended to improve the reliability and mechanical integrity of our chemical plant facilities. A key component of the improvement program is the implementation of enhanced PSM programs to supplement existing PSM programs. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. For 2013, we estimate to incur expenses of approximately $4.0 million to $4.5 million associated with these programs, of which $0.5 million was incurred during the first quarter of 2013. The program also includes the installation of additional automation and additional plant equipment protections. Also see discussion concerning planned capital expenditures associated with these programs under “Liquidity and Capital Resources – Capital Expenditures”.

As previously reported, as a result of certain of the events discussed above, we filed insurance claims to recover a portion of the costs incurred and lost profits. See further discussion relating to the downtime of certain chemical facilities and our property and business interruption insurance claims and recovery below under “Downtime at Certain Chemical Facilities-First Quarter of 2013.”

We are also planning to construct an ammonia plant at the El Dorado Facility at an estimated cost ranging from $250 million to $300 million, subject to certain conditions being met. If constructed, the ammonia plant will produce all of this facility’s ammonia feedstock requirements replacing the ammonia currently being purchased at a cost disadvantage compared to ammonia produced from natural gas. The final decision to construct the ammonia plant is subject to approval of our Board of Directors, and a number of business considerations, including, but not limited to, obtaining the required permits and adequate third-party financing. In order to make our final decision, an independent engineering firm has been engaged to assist in the preliminary engineering and cost evaluation and we are exploring our options in obtaining third-party financing. See further discussion relating to capital expenditures and related financing under “Liquidity and Capital Resources.”

Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business—Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first quarter of 2013, sales were $77.5 million or 38% lower than the first quarter of 2012. Due to the significant downtime at our chemical facilities and the corresponding impact on production, sales (in volumes and dollars) were lower in all three of our primary markets compared to the same period in 2012. Mining sales were down also as a result of lower customer demand for industrial grade AN. The current outlook for 2013 according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, points to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell and once these facilities get back to normal operations, we should see favorable results. However, the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, domestic fertilizer production capacity, acres planted of crops requiring fertilizer, or unfavorable weather conditions.

Climate Control Business—Sales for the first quarter of 2013 were $70.3 million, or 12% higher than the same period in 2012, including a 22% increase in hydronic fan coil, an 8% increase in geothermal and water source heat pump sales, and a 15% increase in other HVAC sales. From a market sector perspective, the sales increase was due to a 19% improvement in commercial/institutional product sales partially offset by a 15% decrease in residential product sales. The improvement in commercial/institutional sales in the quarter is primarily a result of higher customer order intake in the current and preceding periods for our commercial/institutional products for most of our product lines. For the first quarter of 2013, order levels of our products increased in both residential products (up 12%) and commercial/institutional products (up 6%). The latest information available from the Construction Market Forecasting Service provided by McGraw-Hill (“CMFS”) indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 although still significantly below pre-recession levels. CMFS has also indicated construction growth in the single-family residential sector for 2013.

Results for the First Quarter of 2013

Our consolidated net sales for the first quarter of 2013 were $150.7 million, a decrease of $39.6 million compared to the same period of 2012. The sales decrease included a decrease of $46.7 million in our Chemical Business partially offset by an increase of $7.5 million in our Climate Control Business.

Our consolidated operating loss was $0.2 million for the first quarter of 2013 compared to operating income of $23.1 million for the same period of 2012. The decrease in operating results of $23.3 million primarily relates to the decrease in our Chemical Business due to the extended downtime at the Pryor and Cherokee Facilities and to a lesser extent the lower production level of the El Dorado Facility. In addition, our general corporate expense and other business operations net expenses decreased slightly.

Our resulting effective income tax rate for the first quarters of 2013 and 2012 was approximately 38% (excluding the benefit associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012) and 35%, respectively.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for the first quarter of 2013 were $77.5 million, a decrease of $46.7 million compared to the same period of 2012, which includes a $27.8 million decrease in agricultural products sales, a $11.8 million decrease in industrial acids and other products sales, and a $8.9 million decrease in mining products sales. In addition, during the first quarter of 2013, our Chemical Business recognized a minimal amount of net sales of natural gas as the result of an acquisition of working interests in certain natural gas properties previously reported.

The percentage change in sales (volume and dollars) for the first quarter of 2013 compared to the first quarter of 2012 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(50)%	(46)%
Industrial acids and other	(45)%	(29)%
Mining	(65)%	(38)%
Total weighted-average change	(50)%	(39)%

Our agricultural sales were down significantly due to the lack of production of ammonia and UAN at our Cherokee and Pryor Facilities.

The primary ammonia plant at the Pryor Facility and the ammonia plant at the Cherokee Facility were down for the entire first quarter of 2013. Therefore these plants had no production of ammonia, which initiates the production for all nitrogen products at these facilities, including UAN. However, we did purchase some ammonia to meet some of our customers’ needs but such purchases negatively impacted our gross profit margins.

The decrease in industrial acids and other sales was primarily due to the Turnaround at the Baytown Facility and the downtime at the Cherokee Facility partially offset by our ability to pass through the higher feedstock cost of ammonia to certain of our customers pursuant to contractual pricing agreements.

The decrease in mining sales was partly due to the downtime at our Cherokee Facility and to lower customer demand for industrial grade AN that we believe is primarily due to a softening of the coal market partially offset by our ability to pass through the higher feedstock cost of ammonia to certain of our customers pursuant to contractual pricing agreements.

The Chemical Business’ operating loss for the first quarter of 2013 was $3.8 million compared to an operating income of $20.3 million for the same period of 2012. The decrease in operating results is attributable to unabsorbed overhead costs associated with the lost production in addition to the profit margins on lost sales resulting from the downtime and ongoing issues at certain of our chemical facilities as discussed below under “Downtime at Certain Chemical Facilities – First Quarter of 2013”.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. Management considers this working interest as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. During first quarter of 2013, the average prices for those commodities compared to the first quarter of 2012 were as follows:

	2013	2012
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$3.48	$2.46

Ammonia average price based upon low Tampa price per metric ton	$645	$449

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

During the last half of April 2013, the Pryor Facility returned to production and the Cherokee Facility returned to production during the first few days of May and is currently increasing production rates. As previously reported, construction of the El Dorado Facility’s new 65% strength nitric acid plant is scheduled for completion in the first half of 2015. In the meantime, production volumes at the El Dorado Facility will continue to be approximately 20% lower than volumes produced prior to the damaged DSN plant. See discussion as to claims and recoveries under our insurance policies below under “Downtime at Certain Chemical Facilities – First Quarter of 2013”.

As previously reported, we have filed for permits with the ADEQ for the new 65% strength nitric acid plant, the new 98% concentrator, and to possibly construct the new ammonia plant.

Climate Control Business

Our Climate Control sales for the first quarter of 2013 were $70.3 million, or approximately $7.5 million higher than the same period of 2012, and included a $3.4 million increase in geothermal and water source heat pump sales, a $2.6 million increase in hydronic fan coil sales and a $1.5 million increase in other HVAC sales. From a market sector perspective, the increase included a $9.4 million improvement in commercial/institutional sales partially offset by a decline of $1.9 million in residential product sales. The improvement in the commercial/institutional sector of our business is primarily attributable to higher customer order intake in the current and preceding periods for our commercial/institutional products in most of our product lines. We believe the decline in residential product sales is due to reduced consumer interest in energy savings as a result of relatively stable/low electricity and natural gas prices as well as the continued lower level of construction in the single-family residential sectors we serve (high end custom housing).

We continue to follow economic indicators and monitor its potential impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Hospitality

•	Retail

•	Healthcare

•	Industrial

During the first quarter of 2013, approximately 84% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 16% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2013	2012	2013	2012	2013	2012
	(In Millions)
First Quarter	$67.5	$62.9	$70.3	$62.8	$57.3	$47.4
Second Quarter		$66.8		$67.5		$50.2
Third Quarter		$65.6		$68.0		$51.3
Fourth Quarter		$66.9		$67.9		$55.5

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For April 2013, our new orders received were approximately $26 million and our backlog was approximately $59 million at April 30, 2013.

Our GHPs use a form of renewable energy and, under certain conditions, we believe can reduce energy usage up to 80% compared to some conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy and are effective through December 31, 2016.

We expect the Climate Control Business to experience moderate sales growth in the short-term compared to 2012. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement application, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

Downtime at Certain Chemical Facilities—First Quarter of 2013

Pryor Facility – As previously reported, during November of 2012, production was stopped at the primary ammonia plant to perform unplanned maintenance on a compressor. During this downtime, we also replaced the ammonia converter and restarted the primary ammonia plant in the last half of April 2013. As a result, the Pryor Facility had no production from the primary ammonia plant and no production of UAN during the first quarter of 2013.

For the first quarter of 2013, we believe the cumulative adverse impact to our operating loss due to the downtime at the Pryor Facility was an estimated $24 million to $27 million, including lost absorption and gross profit, based on current market conditions.

Cherokee Facility – As previously reported, on November 13, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed. The Cherokee Facility restarted in the first few days in May and is currently increasing production rates.

For the first quarter of 2013, we believe the cumulative adverse impact to our operating loss for the downtime at the Cherokee Facility was approximately $14 million to $17 million, including lost absorption and gross profit margins, based on current market conditions and including the impact of business interruption insurance recovery discussed below.

A notice of insurance claims for property damage and business interruption was filed with the insurance carriers, but the total amounts have not been determined but are expected to be substantial. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and certain repairs and clean-up costs (“recoverable costs”) incurred through March 31, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and other recoverable costs incurred.

In March 2013, our insurance carriers approved payments relating to our business interruption claim totaling $15 million, which was received in April 2013. We received correspondence associated with the approval, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility is being repaired) totaling $10.1 million as a reduction to cost of sales. The insurance recovery in excess of recoverable costs of $4.9 million was not recognized since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The unrecognized portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of March 31, 2013, the balance of the insurance claim receivable relating to this event was $12.1 million, consisting of the recognized portion of the approved payments due from our insurance carriers discussed above and recoverable costs associated with our property insurance claim.

El Dorado Facility – As previously reported, on May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in the DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. We have decided that the DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, will not be repaired but will be replaced with a new 65% strength nitric acid plant and a 98% concentrator. The engineering and design of the new nitric acid plant and concentrator is in progress, and certain equipment has been ordered. The project to construct these new plants is currently expected to be completed during the first half of 2015 (also see discussion under “Capital Expenditures”).

For first quarter of 2013, we believe the cumulative adverse impact to our operating loss for the downtime at the El Dorado Facility was approximately $2 million to $5 million, including lost absorption and gross profit margins, based on current market conditions.

As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers, but the total amounts have not been determined. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. The engineering firm representing our insurance carriers has determined that the DSN plant was not destroyed by the explosion and was repairable. However, as discussed above, we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator. The total amount of insurance recoveries relating to this event will be dependent on an estimate of the costs and the length of time to repair the damaged DSN plant as if it would have been repaired. The estimated cost to repair the DSN plant ranges from $48 million to $60 million but the length of time to repair has not yet been determined.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through March 31, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and other recoverable costs incurred, and including the impact of business interruption insurance recovery discussed below.

During 2012, our insurance carriers approved unallocated payments totaling $40 million (of which $20 million was paid in 2012 and $20 million was paid in January 2013). We received correspondence associated with the $20 million received in January 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $28.6 million to our property insurance claim and $11.4 million to our business interruption claim primarily based on the claims information provided to our insurance carriers as of that time in relation to our requests for insurance proceeds.

The $28.6 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $22.4 million. The insurance recovery in excess of the recoverable costs of $6.2 million was deferred (included in current liabilities at March 31, 2013) since it is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $11.4 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $8.0 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012 and $0.7 million during the first quarter of 2013). The insurance recovery in excess of recoverable costs of $3.4 million was deferred (included in current liabilities at March 31, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of March 31, 2013, there was no insurance claim receivable balance relating to this event.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates. Due to the increase in the total value of property, plant and equipment (“PP&E”) and the insurance claims discussed above relating to our Chemical Business, our insurance premiums have increased and could increase during the remainder of 2013.

Liquidity and Capital Resources

The following is our cash and cash equivalents, total interest bearing debt and stockholders’ equity:

	March 31,	December 31,
	2013	2012
	(In Millions)
Cash and cash equivalents	$68.7	$98.0

Long-term debt:
Secured Term Loan	$67.5	$68.4
Secured Promissory Note	34.5	—
Other	3.8	4.0

Total long-term debt, including current portion	$105.8	$72.4

Total stockholders’ equity	$354.9	$354.5

At March 31, 2013, our cash and cash equivalents totaled $68.7 million and our $50 million revolving credit facility (the “Working Capital Revolver Loan”) was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2013 and 2014, we have extensive committed and planned capital expenditures. Our primary cash needs in 2013 and 2014 will be to fund our operations, our general obligations and these capital expenditures. We expect to fund these cash needs from our working capital, internally generated cash flows, insurance proceeds and third-party financing. We are currently considering various options for third-party financing. See additional discussions below under “Capital Expenditures” and “Loan Agreements-Terms and Conditions.” Our internally generated cash flows and liquidity have been and could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and changes in the production efficiency of our facilities. In addition, our cash flows and liquidity have been and will continue to be affected by the timing of these insurance proceeds.

Also as discussed below under “Loan Agreements-Terms and Conditions,” the term loan facility (the “Secured Term Loan”) requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At March 31, 2013, the weighted-average interest rate was approximately 3.91%. The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities.

As discussed below under “Loan Agreements-Terms and Conditions”, the Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017 under certain conditions. As of March 31, 2013, the amount available for borrowing under the Working Capital Revolver Loan was approximately $48.4 million based on eligible collateral less outstanding letters of credit.

The Borrowers’ ability to maintain borrowing availability under the Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations. The Borrowers are restricted under their credit agreements as to the funds they may transfer to LSB and its subsidiaries that are not parties to the loan agreement. This limitation does not prohibit payment to LSB of amounts due under a Services Agreement, Management Agreement and a Tax Sharing Agreement with ThermaClime. See our discussion above concerning our cash needs for the remainder of 2013 and 2014.

As discussed below under “Loan Agreements-Terms and Conditions”, on February 1, 2013, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note matures on February 1, 2016. At March 31, 2013, the interest rate was 3.28%.

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

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of March 31, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.3 million accrued for various uncertain tax liabilities at March 31, 2013.

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law was reflected in the first quarter of 2013.

Capital Expenditures

Capital Expenditures-First Quarter of 2013

Cash used for capital expenditures during the first quarter of 2013 was $44.3 million, including $41.4 million for the benefit of our Chemical Business and $2.8 million for the benefit of our Climate Control Business. The Chemical Business capital expenditures relate primarily to expenditures to replace or rebuild damaged PP&E discussed above under “Downtime at Certain Chemical Facilities – First Quarter of 2013 and certain capital projects discussed below under “Committed and Planned Capital Expenditures” but also includes approximately $0.2 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from working capital and insurance proceeds. Due to the increase in the amount of capital expenditures incurred and committed, our depreciation, depletion and amortization expense has increased and is expected to continue to increase during the remainder of 2013.

Committed and Planned Capital Expenditures

	Committed
				2014 and			Additional
	2013			thereafter			Planned			Total
	(In Millions)
Chemical	$90	–	$100	$45	–	$50	$380	–	$415	$515	–	$565
Climate Control	2	–	3	—	–	—	8	–	12	10	–	15
Other	—	–	—	2	–	5	8	–	15	10	–	20

	$92	–	$103	$47	–	$55	$396	–	$442	$535	–	$600

Our committed capital expenditures are the capital projects that have been approved by management as of March 31, 2013 and include projects which are already in progress, projects supported by cost benefit analysis, or projects necessary to replace damaged assets. The additional planned capital expenditures are subject to economic conditions, continued review by management and ability to obtain third party financing of a new ammonia plant discussed below. The amount of planned capital expenditures may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process.

At March 31, 2013, we had committed capital expenditures as indicated in the table above. The committed expenditures include $85 million to $90 million for a new 65% strength nitric acid plant and concentrator at the El Dorado Facility to replace the lost production from the DSN plant explosion; $15 million to $20 million relating to the proposed ammonia production plant at the El Dorado Facility discussed below under “Possible Ammonia Plant”; and $5 million to $10 million for other expansion opportunities and increased capacities in our facilities. We plan to fund the committed capital expenditures from working capital, internal cash flows, third-party financing and insurance proceeds.

At March 31, 2013, we also had additional planned capital expenditures as indicated in the table above. The additional planned capital expenditures for the Chemical Business include $230 million to $250 million for the proposed ammonia production plant at our El Dorado Facility and $25 million to $30 million in additional capital expenditures to fully develop acquired natural gas leaseholds during the next three years. We anticipate funding a substantial portion of the additional planned capital expenditures through third-party financing with the balance funded from our internal cash flows. Some of those planned expenditures are subject to obtaining third-party financing, with terms satisfactory to us, and obtaining necessary permits.

The committed and planned capital expenditures include $10 million to $20 million associated with environmental laws, regulations and guidelines.

We plan to fund the total capital expenditures from working capital, internal cash flows, third party financing, and insurance proceeds. Also see discussion above under “Overview – Downtime at Certain Chemical Facilities – First Quarter of 2013”.

Possible Ammonia Plant

Our El Dorado Facility produces nitric acids in various concentrations and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products directly produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Therefore we are planning the addition of an anhydrous ammonia production plant at the El Dorado Facility, which if constructed is estimated to cost in the range of $250 million to $300 million and would require an estimated 24-36 months to complete. The final decision to construct the ammonia plant is subject to approval of our Board of Directors, and a number of business considerations including, but not limited to, obtaining the required permits and adequate financing. In order to make our final decision, an independent engineering firm has been engaged to assist in the preliminary engineering and cost evaluation and we are exploring our options in obtaining third-party financing.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is funding a portion of the construction of the pipeline that will be owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC anticipates its share of the funding for the capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which most of these costs have been incurred and capitalized as of March 31, 2013. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053. Although construction of the pipeline is nearly complete, a group opposing the City’s construction of the pipeline has sued the Corps of Engineers for issuing the permit to the City.

Information Request from EPA

As previously reported, the EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”), under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If it is determined that the equipment at any of our chemical facilities does not meet or, has not met, the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. Our Chemical Business has been in negotiations with the EPA and has proposed a global settlement in connection with this matter. A settlement offer would require implementation of additional pollution controls to be installed over a period of time in each of our eight affected nitric acid plants to achieve certain proposed emission rates, two of which are already complete. The proposal also offered to include a modest civil penalty but did not provide an amount of any proposed civil penalty. The estimated capital cost to achieve the proposed emission rates is $2 million to $3 million per plant for the remaining six plants, and these capital investments are proposed to be made over a period of several years.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of March 31, 2013, we utilized $2.9 million of §48C tax credits and we anticipate utilizing approximately $0.3 million and $1.8 million of these tax credits to partially offset our federal income tax liability for 2012 and 2013, respectively.

Estimated Plant Turnaround Costs—Remainder of 2013

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to Turnarounds as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during the remainder of 2013, we estimate that we will incur approximately $1.0 million to $2.0 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $1.3 million in the first quarter of 2013 in connection with environmental regulatory issues. For the remainder of 2013, we expect to incur expenses ranging from $3.0 million to $4.0 million in connection with known environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Working Capital Revolver Loan and the Secured Term Loan agreements. Under the terms of these agreements, ThermaClime cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for the following (so long as no default or event of default has occurred, is continuing or would result therefrom in certain cases):

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

During the first quarter of 2013, dividends totaling $300,000 were declared on our outstanding preferred stock and subsequently paid in April 2013 using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board of Directors, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long—Term Debt Covenants

As discussed below under “Loan Agreements—Terms and Conditions”, the Secured Term Loan and Working Capital Revolver Loan, as amended, of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for the remainder of 2013.

Loan Agreements—Terms and Conditions

Working Capital Revolver Loan – Our wholly owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries (collectively, the “Borrowers”) are parties to a $50 million revolving credit facility, as amended (the “Working Capital Revolver Loan”). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories for ThermaClime and its subsidiaries. The Working Capital Revolver Loan matures on March 29, 2016, but could be extended to April 13, 2017, under certain conditions. The Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25 million, otherwise plus 1.75%. At March 31, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable. As of March 31, 2013, the amount available for borrowing under the Working Capital Revolver Loan was approximately $48.4 million.

The Working Capital Revolver Loan is secured by the assets of all the ThermaClime entities other than EDN, but excluding the assets securing the Secured Term Loan, certain production equipment and facilities utilized by the Climate Control Business, and certain distribution-related assets of EDC. In addition, EDN is neither a borrower under, nor guarantor of, the Working Capital Revolver Loan. At March 31, 2013, the carrying value of the pledged assets was approximately $217 million. The Working Capital Revolver Loan also contains numerous covenants.

Secured Term Loan – At March 31, 2013, the Secured Term Loan’s outstanding balance was $67.5 million. The Secured Term Loan requires quarterly principal payments of approximately $0.9 million, plus interest and a final balloon payment of $56.3 million due on March 29, 2016. At March 31, 2013, the stated interest rate on the Secured Term Loan includes a variable interest rate of 3.28% on the principal amount of $45.0 million (the variable interest rate is based on three-month LIBOR plus 300 basis points, a rate that is adjusted quarterly) and a fixed interest rate of 5.15% on the principal amount of $22.5 million. At March 31, 2013, the resulting weighted-average interest rate was approximately 3.91%.

The Secured Term Loan is secured by the real property and equipment located at our El Dorado and Cherokee Facilities. The carrying value of the pledged assets is approximately $128 million at March 31, 2013.

The Secured Term Loan borrowers are subject to numerous covenants under the agreement. At March 31, 2013, the carrying value of the restricted net assets (including pledged assets) of ThermaClime and its subsidiaries was approximately $130 million. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. As of March 31, 2013 and as defined in the agreement, Secured Term Loan borrowers’ fixed charge coverage ratio was 4.25 to 1 and the leverage ratio was 1.15 to 1.

A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014; however, this premium is eliminated thereafter.

Secured Promissory Note – On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into the Secured Promissory Note with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the acquisition by Zena of Working Interests in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note are being used for general working capital purposes. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at March 31, 2013 was 3.28%. The loan is secured by the Working Interests and related properties and proceeds.

Cross-Default Provisions – The Working Capital Revolver Loan agreement and the Secured Term Loan contain cross-default provisions. If ThermaClime fails to meet the financial covenants of either of these agreements, the lenders may declare an event of default.

Amendment to a Long-Term Cost-Plus Supply Agreement

Pursuant to a long-term cost-plus supply agreement, EDC sells to a customer a significant annual volume of industrial grade AN produced at the El Dorado Facility. In April 2013, this agreement was amended to update and correct the specification of AN solution to be manufactured by EDC. The amendment also modified the required notice of termination from two years to one year, with the effective termination date in such notice to be no sooner than April 9, 2015.

Pryor Facility-Letter Received from Insurance Carriers

As previously reported, beginning on February 27, 2012, the Pryor Facility experienced downtime in the urea plant due to a damaged stainless steel liner within the urea reactor. As a result, the Pryor Facility was unable to produce UAN through early July 2012. A notice of insurance claims for property damage and business interruption was filed with the insurance carriers. After an initial investigation was performed by an insurance adjuster, we received a reservation of rights letter in 2012 stating that some insurance policy exclusions could apply resulting in a full or partial denial as to our claims for property damage and/or business interruption. In April 2013, we received a letter from our insurance carriers denying our insurance claims relating to this event.

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

Related Party Transactions

See discussion above under “Liquidity and Capital Resources-Dividends” relating to the Golsen Group.

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. Mr. Benham will serve with the class of directors having a term ending at the 2013 annual meeting of stockholders, which will be held on May 23, 2013. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first quarter of 2013, we incurred approximately $1,831,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. Currently, SAIC is quoting on additional engineering projects.

Results of Operations

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income (loss) in our Chemical segment for the three months ended March 31,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$32,512	$60,336	$(27,824)	(46.1)%
Industrial acids and other chemical products	28,578	40,370	(11,792)	(29.2)%
Mining products	14,610	23,499	(8,889)	(37.8)%
Natural gas	1,790	—	1,790	100.0%

Total Chemical	$77,490	$124,205	$(46,715)	(37.6)%

Gross profit—Chemical	$2,411	$23,998	$(21,587)	(90.0)%

Gross profit percentage—Chemical (1)	3.1%	19.3%	(16.2)%

Operating income (loss)—Chemical	$(3,806)	$20,347	$(24,153)	(118.7)%

(1)	As a percentage of net sales

Net Sales—Chemical

Our Chemical Business reported a sales decrease for the first quarter of 2013 as a result of the following:

•	Agricultural products sales decreased primarily due to the downtime at our Cherokee and Pryor Facilities.

•

Industrial acids and other chemical products sales decreased primarily as the result of the Turnaround performed at our Baytown Facility to coincide with a significant customer’s planned maintenance outage as well as the reduction in production at our El Dorado Facility and downtime at our Cherokee Facility partially offset by our ability to pass through the higher feedstock cost of ammonia on certain of our contractual pricing agreements with customers.

•

Mining products sales decreased primarily due to lower volumes as the result of the downtime at the Cherokee Facility and the lower customer demand due to the current low cost of natural gas partially offset by our ability to pass through the higher feedstock cost of ammonia to certain customers pursuant to contractual pricing agreements.

•

Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 by a subsidiary within our Chemical Business. Management considers this working interest as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

The decrease in gross profit of $21.6 million was primarily due to lower sales volume and the unabsorbed fixed overhead costs both attributable to the downtime at our facilities partially offset by $10.8 million business interruption insurance recovery during the first quarter of 2013 compared to the $13.1 million cumulative impact from the downtime at our Pryor Facility during the first quarter of 2012.

Operating Income (Loss)—Chemical

The decrease in operating income of $24.2 million includes the decrease in gross profit as discussed above. Additionally, SG&A increased $0.8 million primarily due to consulting and other fees related to the DSN plant. Also other expenses increased $1.8 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$44,176	$40,773	$3,403	8.3%
Hydronic fan coils	14,347	11,746	2,601	22.1%
Other HVAC products	11,747	10,239	1,508	14.7%

Total Climate Control	$70,270	$62,758	$7,512	12.0%

Gross profit—Climate Control	$21,982	$19,446	$2,536	13.0%

Gross profit percentage—Climate Control (1)	31.3%	31.0%	0.3%

Operating income—Climate Control	$6,384	$5,838	$546	9.4%

(1)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our geothermal and water source heat pump products increased primarily as a result of a 19% improvement in sales of our commercial/institutional products due to higher beginning backlog and is partially offset with a 15% decline in sales of our residential products, primarily due to the softness in the sector of the single-family residential construction market we serve. During the first quarter of 2013, we continued to maintain a market share leadership position of approximately 41%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold. During the first quarter of 2013, we continued to have a market share leadership position of approximately 33% based on preliminary market data supplied by the AHRI.

•	Net sales of our other HVAC products increased primarily as the result of increased sales of large custom air handlers and modular chillers.

Gross Profit—Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume as discussed above.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above partially offset by increased personnel costs of $0.6 million; certain higher variable selling expenses of $0.8 million primarily related to the increase in sales volume; and increased consulting fees of $0.4 million for services focused on future process and cost savings improvements.

Provision (Benefit) For Income Taxes

The benefit for income taxes for the first quarter of 2013 was $0.7 million compared to an income tax provision of $7.8 million for the same period in 2012. The resulting effective tax rate for the first quarters of 2013 and 2012 was 38% (excluding the benefit associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012) and 35%, respectively.

Cash Flow From Continuing Operating Activities—Three Months Ended March 31, 2013

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow and secured asset financing. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview” and “Liquidity and Capital Resources” of this MD&A.

For the first quarter of 2013, net cash used by continuing operating activities was $20.1 million primarily as the result of a change in prepaid and accrued income taxes of $10.9 million primarily due to payments made to taxing authorities and an increase in accounts receivable of $9.8 million primarily as the result of the recognition of business interruption insurance recovery.

Cash Flow from Continuing Investing Activities—Three Months Ended March 31, 2013

Net cash used by continuing investing activities for the first quarter of 2013 was $39.8 million that consisted primarily of $44.3 million for capital expenditures of which $41.4 million is for the benefit of our Chemical Business.

Cash Flow from Continuing Financing Activities—Three Months Ended March 31, 2013

Net cash provided by continuing financing activities was $30.7 million that primarily consisted of net proceeds from the Secured Promissory Note of $34.8 million.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2012 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first quarter of 2013, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of March 31, 2013 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2013, we have agreed to indemnify the sureties for payments, up to $12.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2012 Form 10-K, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	nitric acid plants project,

•	wastewater pipeline project,

•	operating leases,

•	firm purchase commitments and futures/forward contracts,

•	contractual obligations – carbon credits

•	accrued contractual manufacturing, profit sharing and other obligations, and

•	other contractual obligations.

As discussed under “Liquidity and Capital Resources”, Zena entered into a loan with a lender in the original principal amount of $35 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2013, we had minimal embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

At March 31, 2013, we had no outstanding contracts to purchase natural gas or futures/forward contracts for anhydrous ammonia and natural gas.

At March 31, 2013, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound ($2.2 million) and a weighted-average market value of $3.40 per pound ($2.1 million), which contracts are generally accounted for on a mark-to-market basis.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2013, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At March 31, 2013, the fair value of these contracts (unrealized loss) was $1.7 million.

As of March 31, 2013 and December 31, 2012, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	the U.S. economy is poised for modest growth;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience moderate sales growth in the short-term;

•	our primary cash needs will be to fund our operations, our general obligations and capital expenditures;

•	funding our cash needs from our working capital, internally generated cash flows, insurance proceeds and third-party financing;

•	internally generated cash flows and liquidity could be affected by declines in sales volume, changes in the production efficiency of our facilities, and timing of insurance proceeds;

•	capital costs and expenses in connection with environmental regulatory issues;

•	accounting estimates and assumptions utilized as of March 31, 2013 could change in the near term;

•	our insurance bonds to expire or be renewed in 2013;

•	the amount of committed and planned capital expenditures;

•	the amount and timing of Turnarounds;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability;

•	meeting all required covenant tests for all the remaining quarters of 2013;

•	costs relating to environmental and health laws and enforcement policies thereunder.

•	operating results will continue to be lower in 2013 than otherwise would be expected at certain chemical facilities until they are returned to normal production;

•	the monthly negative effect on operating results at the El Dorado Facility until the first half of 2015;

•	the combined cost for the new nitric acid plant and concentrator;

•	the amount to be incurred relating to our process safety management, reliability and mechanical integrity programs;

•	the current outlook for 2013 for our nitrogen fertilizer products and its impact on our results;

•	the current outlook for construction activity for the markets we serve in the commercial/institutional and single-family residential sectors; and

•	the cost disadvantage of producing products from purchased ammonia, compared to products directly produced from natural gas, will continue to be significant for the medium and long-term.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, especially environmental regulations, the American Reinvestment and Recovery act, or interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to pay or secure additional financing for planned capital expenditures or financing obligations coming due in the near term,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory settlement with the EPA and/or DOJ,

•	inability to satisfactorily resolve claims relating to damaged equipment and business interruption within our Chemical Business with our insurance carriers;

•	obtaining necessary permits;

•	third-party financing;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2012 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2012 Form 10-K, except as follows:

•

On October 7, 2011, EDC filed a lawsuit in the U.S. District Court, Western District of Arkansas, against the EPA in connection with the EPA’s disapproval of a rule change previously approved by the ADEQ to reduce the more restrictive dissolved mineral level requirements placed in EDC’s NPDES permit. During March, 2013, the federal district court affirmed the EPA’s decision. EDC is evaluating its options whether to appeal the decision.

•

One of our subsidiaries, PCC, within our Chemical Business, has been advised that the ODEQ is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. Both we and PCC received a subpoena, upon the application of the Attorney General of the State of Oklahoma, for documents relating to this matter. The Oklahoma Attorney General’s office has confirmed that neither we nor PCC are obligated to respond to the subpoenas and that the subpoenas have been terminated; however, the investigation is ongoing. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the ongoing investigation.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 7, 2013.

10.2	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed February 7, 2013.

10.3	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed February 7, 2013.

10.4	Third Amendment to AN Supply Agreement, dated effective April 9, 2013, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 1, 2013.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of May 2013.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer