Form 10-Q
period 2013-06-30
LSB INDUSTRIES INC
filed 2013-08-09
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s voting common stock, as of July 31, 2013 was 22,441,528 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2013 is unaudited)

	June 30, 2013	December 31, 2012
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$65,572	$98,020
Restricted cash	780	31
Accounts receivable, net	96,480	82,801
Inventories:
Finished goods	31,138	36,851
Work in progress	2,582	3,576
Raw materials	25,003	24,546

Total inventories	58,723	64,973
Supplies, prepaid items and other:
Prepaid insurance	4,508	10,049
Precious metals	11,901	13,528
Supplies	11,450	9,855
Fair value of derivatives and other	625	170
Prepaid income taxes	10,120	—
Other	2,102	2,096

Total supplies, prepaid items and other	40,706	35,698
Deferred income taxes	3,396	3,224

Total current assets	265,657	284,747
Property, plant and equipment, net	346,328	281,871
Other assets:
Investment in affiliate	1,294	1,809
Goodwill	1,724	1,724
Other, net	7,286	6,461

Total other assets	10,304	9,994

	$622,289	$576,612

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2013 is unaudited)

	June 30, 2013	December 31, 2012
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$59,279	$68,333
Short-term financing	3,677	9,254
Accrued and other liabilities	27,912	34,698
Deferred gain on insurance recoveries	20,707	—
Current portion of long-term debt	11,718	4,798

Total current liabilities	123,293	117,083
Long-term debt	96,147	67,643
Noncurrent accrued and other liabilities	16,359	16,369
Deferred income taxes	23,733	21,020
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,761,990 shares issued (26,731,360 at December 31, 2012)	2,676	2,673
Capital in excess of par value	166,204	165,006
Retained earnings	219,251	212,192

	391,131	382,871
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	362,757	354,497

	$622,289	$576,612

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six and Three Months Ended June 30, 2013 and 2012

	Six Months		Three Months
	2013	2012	2013	2012
	(In Thousands, Except Per Share Amounts)
Net sales	$352,902	$399,520	$202,223	$209,275
Cost of sales	288,821	289,341	163,564	143,540

Gross profit	64,081	110,179	38,659	65,735
Selling, general and administrative expense	49,616	44,277	25,125	22,886
Provisions for losses on accounts receivable	266	123	166	83
Other expense	3,756	722	1,726	555
Other income	(1,545)	(348)	(583)	(112)

Operating income	11,988	65,405	12,225	42,323
Interest expense	1,267	2,311	536	1,179
Non-operating other expense (income), net	24	(272)	8	(267)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	10,697	63,366	11,681	41,411
Provisions for income taxes	3,622	23,253	4,367	15,451
Equity in earnings of affiliate	(343)	(341)	(172)	(170)

Income from continuing operations	7,418	40,454	7,486	26,130
Net loss from discontinued operations	59	118	59	97

Net income	7,359	40,336	7,427	26,033
Dividends on preferred stocks	300	300	—	—

Net income applicable to common stock	$7,059	$40,036	$7,427	$26,033

Weighted-average common shares:
Basic	22,431	22,332	22,437	22,341

Diluted	22,915	23,516	23,577	23,509

Income per common share:
Basic	$0.31	$1.79	$0.33	$1.17

Diluted	$0.31	$1.72	$0.31	$1.11

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2013

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2012	26,731	$3,000	$2,673	$165,006	$212,192	$(28,374)	$354,497
Net income					7,359		7,359
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				787			787
Exercise of stock options	31		3	301			304
Excess income tax benefit associated with stock-based compensation				110			110

Balance at June 30, 2013	26,762	$3,000	$2,676	$166,204	$219,251	$(28,374)	$362,757

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing operating activities
Net income	$7,359	$40,336
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	59	118
Deferred income taxes	2,541	2,539
Depreciation, depletion and amortization of property, plant and equipment	13,060	10,079
Other	1,369	2,213
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(13,696)	2,305
Inventories	6,015	1,262
Prepaid and accrued income taxes	(10,853)	7,375
Other supplies, prepaid items and other	5,646	3,087
Accounts payable	(5,393)	(10,476)
Customer deposits	(6,529)	(3,162)
Other current and noncurrent liabilities	615	846
Deferred gain on insurance recoveries	6,685	—

Net cash provided by continuing operating activities	6,878	56,522
Cash flows from continuing investing activities
Capital expenditures	(82,608)	(32,455)
Proceeds from property insurance recovery associated with property, plant and equipment	14,022	—
Proceeds from sales of property and equipment	1,224	203
Proceeds from short-term investments	—	10,022
Purchase of short-term investments	—	(10,021)
Deposits of restricted cash	(749)	(208)
Payments on contractual obligations—carbon credits	—	(180)
Other assets	(812)	(221)

Net cash used by continuing investing activities	(68,923)	(32,860)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Six Months Ended June 30, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from other long-term debt, net of fees	$39,825	$—
Payments on other long-term debt	(4,661)	(4,645)
Payments of debt issuance costs	—	(88)
Payments on short-term financing	(5,577)	(3,376)
Proceeds from revolving debt facility	—	209,238
Payments on revolving debt facility	—	(209,238)
Payments on loans secured by cash value of life insurance policies	—	(1,918)
Proceeds from exercise of stock options	304	333
Excess income tax benefit associated with stock-based compensation	110	223
Acquisition of redeemable preferred stock	—	(39)
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	29,701	(9,810)
Cash flows of discontinued operations:
Operating cash flows	(104)	(82)

Net increase (decrease) in cash and cash equivalents	(32,448)	13,770
Cash and cash equivalents at beginning of period	98,020	124,929

Cash and cash equivalents at end of period	$65,572	$138,699

Supplemental cash flow information:
Cash payments for income taxes, net of refunds	$11,865	$13,057
Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$250	$10,364
Other assets, accounts payable and long-term debt associated with additions of property, plant and equipment	$11,486	$9,418

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2013 and for the six and three-month periods ended June 30, 2013 and 2012 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products, certain downtime events associated with our chemical facilities, and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Reclassifications—Reclassifications have been made in our condensed consolidated statement of cash flows for the six months ended June 30, 2012 to conform to our condensed consolidated statement of cash flows for the six months ended June 30, 2013, which reclassifications combined various operating activities line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the six months ended June 30, 2012.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income	$7,359	$40,336	$7,427	$26,033
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—

Total dividends on preferred stocks	(300)	(300)	—	—

Numerator for basic net income per common share—net income applicable to common stock	7,059	40,036	7,427	26,033
Dividends on preferred stocks assumed to be converted, if dilutive	60	300	—	—

Numerator for diluted net income per common share	$7,119	$40,336	$7,427	$26,033

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,430,589	22,332,303	22,437,485	22,340,826
Effect of dilutive securities:
Convertible preferred stocks	250,000	917,346	916,666	916,666
Stock options	234,071	266,776	223,232	251,838

Dilutive potential common shares	484,071	1,184,122	1,139,898	1,168,504

Denominator for diluted net income per common share—adjusted weighted-average shares and assumed conversions	22,914,660	23,516,425	23,577,383	23,509,330

Basic net income per common share	$0.31	$1.79	$0.33	$1.17

Diluted net income per common share	$0.31	$1.72	$0.31	$1.11

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Convertible preferred stocks	666,666	—	—	—
Stock options	251,683	254,000	250,016	254,000

	918,349	254,000	250,016	254,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net

Our accounts receivables, net, consists of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Trade receivables	$94,200	$72,505
Insurance claims	1,907	10,059
Other	1,046	873

	97,153	83,437
Allowance for doubtful accounts	(673)	(636)

	$96,480	$82,801

During August 2012, El Dorado Chemical Company (“EDC”) entered into an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The initial term of this agreement is for one year, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of June 30, 2013, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 4: Inventories

At June 30, 2013 and December 31, 2012, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,453,000 and $1,818,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $1,056,000 and $975,000 at June 30, 2013 and December 31, 2012, respectively.

Changes in our inventory reserves are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
		(In Thousands)
Balance at beginning of period	$2,793	$1,783	$2,506	$1,705
Provisions for losses	235	44	519	39
Write-offs and disposals	(519)	(90)	(516)	(7)

Balance at end of period	$2,509	$1,737	$2,509	$1,737

The provision for losses is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities

Our current and noncurrent accrued and other liabilities consist of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue on extended warranty contracts	$7,177	$7,007
Accrued warranty costs	6,944	6,172
Accrued payroll and benefits	6,842	6,612
Customer deposits	1,660	8,189
Other	21,648	23,087

	44,271	51,067
Less noncurrent portion	16,359	16,369

Current portion of accrued and other liabilities	$27,912	$34,698

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$6,172	$5,370	$6,486	$5,616
Amounts charged to costs and expenses	4,011	3,344	2,021	1,776
Costs incurred	(3,239)	(2,636)	(1,563)	(1,314)

Balance at end of period	$6,944	$6,078	$6,944	$6,078

Note 7: Asset Retirement Obligations

Currently, we have an obligation to plug and abandon a wastewater injection well at one of our Chemical Business facilities when the permit expires. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At June 30, 2013 and December 31, 2012, our accrued liability for AROs was $162,000 and $154,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Secured Term Loan (B)	66,563	68,438
Secured Promissory Note (C)	32,837	—
Other, with a current weighted-average interest rate of 5.48%, most of which is secured by machinery, equipment and real estate	8,465	4,003

	107,865	72,441
Less current portion of long-term debt	11,718	4,798

Long-term debt due after one year	$96,147	$67,643

(A) As of June 30, 2013, our wholly owned subsidiary, ThermaClime, LLC (“ThermaClime”) and its subsidiaries are parties to a $50 million revolving credit facility (the “Working Capital Revolver Loan”). See additional discussion under Note 16 – Subsequent Events.

(B) As of June 30, 2013, ThermaClime and certain of its subsidiaries are parties to a term loan agreement (the “Secured Term Loan”). The stated interest rate on the Secured Term Loan includes a variable interest rate (based on three-month LIBOR plus 300 basis points, a rate that is adjusted quarterly) and a fixed interest rate. At June 30, 2013, the weighted-average interest rate was 3.90%. The Secured Term Loan borrowers are also subject to numerous covenants under the agreement. As defined in the agreement, the Secured Term Loan borrowers are also subject to a minimum fixed charge coverage ratio of not less than 1.10 to 1 and a maximum leverage ratio of not greater than 4.50 to 1. Both of these requirements are measured quarterly on a trailing twelve-month basis. The Secured Term Loan borrowers were in compliance with these financial covenants for the twelve-month period ended June 30, 2013. A prepayment premium equal to 1.0% of the principal amount prepaid is due to the lenders should the borrowers elect to prepay on or prior to March 29, 2014; however, this premium is eliminated thereafter. See additional discussion under Note 16 – Subsequent Events.

(C) On February 1, 2013, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note are being used for general working capital purposes. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at June 30, 2013 was 3.27%. The loan is secured by the Working Interests and related properties and proceeds.

Note 9: Commitments and Contingencies

Purchase and Sales Commitments—During the six months ended June 30, 2013, amendments were made to the following significant purchase and sales commitments.

Ammonium nitrate supply agreement—Pursuant to a long-term cost-plus supply agreement, EDC sells to a customer a significant annual volume of industrial grade ammonium nitrate (“AN”) produced at our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). In April 2013, this agreement was amended to update and correct the specification of AN solution to be manufactured by EDC. The amendment also modified the required notice of termination from two years to one year.

Bayer Agreement—Subsidiaries within our Chemical Business, El Dorado Nitric Company and its subsidiaries (“EDN”) and EDC, are party to an agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”). EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit. In addition, EDN is responsible for the maintenance and operation of the Baytown Facility. If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN. In June 2013, the Bayer Agreement was amended, dated effective July 1, 2014, to extend the term of the agreement for an additional seven years, beginning July 1, 2014. The amendment also provides incentives to EDN for meeting certain safety, environmental, and reliability thresholds.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

Capital Project Commitments—During November 2012, EDC entered into an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at the El Dorado Facility. In addition, EDC plans to construct a separate nitric acid concentrator. The estimated cost for this project is approximately $120 million, of which $25.2 million has been incurred and capitalized at June 30, 2013. See additional discussion under Note 16 – Subsequent Events.

Legal Matters—Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and safety risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of June 30, 2013, our accrued liabilities for environmental matters totaled $1,074,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7 – Asset Retirement Obligations.

1. Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the United States Environmental Protection Agency (“EPA”), subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. The following are discharge water matters in relation to the respective permits.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC has appealed the District Court’s decision. We do not believe this matter regarding the dissolved minerals will be an issue once the pipeline discussed below is operational.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

During 2012, EDC settled an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit. Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and the EPA/DOJ indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. Thereafter, the DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at June 30, 2013.

The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is funding a portion of the construction of the pipeline that will be owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC anticipates its share of the funding for the capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which most of these costs have been incurred and capitalized as of June 30, 2013. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually. The initial term of the operating agreement is through December 2053.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2013, in connection with this matter.

2. Air Matters

In connection with a national enforcement initiative, the EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If the EPA were successful in establishing that any of our chemical facilities were in violation of the Clean Air Act, the EPA could assess civil penalties of up to $27,500 per day and require the facility to retrofit with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. During the second quarter of 2013, we negotiated an oral global agreement in principle with the EPA/DOJ to settle this matter. Settlement of this matter is subject to the parties entering into definitive settlement agreements and consent decrees and such being finalized after the notice and comment period. The proposed oral agreement in principle provides, among other things, the following:

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

•

all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon. We have already completed necessary modifications at two of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining six nitric acid plants;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000 and is included in our accrued liabilities for environmental matters discussed above; and

•

a civil penalty to be paid by our Chemical Business in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ discussed below), which amount is included in our accrued liabilities for environmental matters discussed above.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. As of June 30, 2013, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of this ongoing investigation.

By letter dated April 19, 2013 (the “letter”), ODEQ, based on its inspection of our Pryor Facility conducted in December 2012, identified fourteen issues of alleged non-compliance and concern from the evaluation relating to federal and state air quality regulations, some of which were the subject of the ongoing investigation by ODEQ described above. ODEQ requested that PCC submit to ODEQ certain additional records regarding air emissions, calculations demonstrating compliance with certain air emissions, and a compliance plan providing for remedial measures for certain alleged noncompliance matters. ODEQ has advised PCC that compliance with such requests may allow PCC to avoid receipt of a notice of violation. PCC engaged in discussions with ODEQ to resolve all matters identified in the letter. Subsequently, a settlement was reached to resolve the allegations identified in the letter. Three of the violations were already resolved through the global settlement with the EPA/DOJ discussed above, and ODEQ agreed to resolve the remaining eleven violations by PCC paying a civil penalty for $100,000 (which amount is included in the $725,000 civil penalty discussed above) with the settlement being addressed as an addition to the global settlement discussed above. This settlement is unrelated to the pending ODEQ investigation at the Pryor Facility described above, which remains ongoing to our knowledge.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

In addition during 2010, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, who is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in its evaluation. Currently, it is unknown what damages the KDHE would claim, if any. The ultimate required remediation, if any, is unknown.

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

B. Other Pending, Threatened or Settled Litigation

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing ammonium nitrate (“AN”) from EDC from time to time. LSB and EDC have received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. The lawsuits that have been filed name West Fertilizer and another supplier of AN as defendants, but neither EDC nor LSB have been named in any of these suits. EDC does not believe that its product was in storage at West Fertilizer at the time of the explosion. Furthermore, EDC does not believe that its product would have been a contributing factor in the explosion even if it had been stored at West Fertilizer at the time of the explosion. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter, which policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. As of June 30, 2013, no liability has been established in connection with this matter.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At June 30, 2013, our accrued general liability insurance claims were $489,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts, when applicable. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2013 and December 31, 2012, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At June 30, 2013, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.69%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At June 30, 2013 and December 31, 2012, the valuations ($1.00 and $0.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At June 30, 2013, we did not have any futures/forward copper contracts requiring mark-to-market accounting. At December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound. At June 30, 2013 and December 31, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, when applicable.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the six months ended June 30, 2013 and 2012, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for its costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis, and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At June 30, 2013, we had approximately 625,000 carbon credits (a minimal amount at December 31, 2012), all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities, when applicable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013 Using
Description	Total Fair Value At June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2012
	(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$79
Carbon credits	625	—	—	625	91

Total	$625	$—	$—	$625	$170

Liabilities—Current and noncurrent accrued and other liabilities:
Contractual obligations -carbon credits	$625	$—	$—	$625	$91
Interest rate contracts	1,449	—	1,449	—	1,874

Total	$2,074	$—	$1,449	$625	$1,965

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In Thousands)
Beginning balance	$91	$42	$(91)	$(42)	$312	$42	$(312)	$(42)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	546	—	(546)	—	313	—	(313)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(12)	—	—	—	—	—	—	—
Settlements	—	—	12	—	—	—	—	—

Ending balance	$625	$42	$(625)	$(42)	$625	$42	$(625)	$(42)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Realized and unrealized net gains (losses) included in earnings and the income statement classifications are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales—Commodities contracts	$(275)	$(72)	$(113)	$(214)
Cost of sales—Foreign exchange contracts	—	(8)	—	(8)
Other income—Carbon credits	546	—	313	—
Other expense—Contractual obligations relating to carbon credits	(546)	—	(313)	—
Interest expense—Interest rate contracts	89	(329)	88	(233)

	$(186)	$(409)	$(25)	$(455)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales—Commodities contracts	$—	$(208)	$—	$(209)
Cost of sales—Foreign exchange contracts	—	(2)	—	(2)
Other income—Carbon credits	534	—	313	—
Other expense—Contractual obligations relating to carbon credits	(534)	—	(313)	—
Interest expense—Interest rate contracts	425	226	257	(44)

	$425	$16	$257	$(255)

At June 30, 2013 and December 31, 2012, we did not have any financial instruments with fair values significantly different from their carrying amounts. These financial instruments include our long-term debt agreements, which valuations are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes

Provisions for income taxes are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(In Thousands)
Current:
Federal	$784	$17,441	$1,754	$12,051
State	297	3,273	412	2,198

Total Current	1,081	20,714	2,166	14,249

Deferred:
Federal	2,280	2,220	1,971	1,049
State	261	319	230	153

Total Deferred	2,541	2,539	2,201	1,202

Provisions for income taxes	$3,622	$23,253	$4,367	$15,451

For the six and three months ended June 30, 2013 and 2012, the current provisions for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes, including the benefit related to the retroactive tax relief for certain tax provisions that expired in 2012 as discussed below. For the six and three months ended June 30, 2013 and 2012, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective tax rate for 2013 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items. In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law reduced the current provision for the six months ended June 30, 2013 and impacted the estimated effective tax rate for 2013.

The tax provision for the six months ended June 30, 2013 and 2012 was $3.6 million (37% of pre-tax income, excluding the impact of the 2012 retroactive tax benefits) and $23.3 million (36% of pre-tax income), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of June 30, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position, results of operations and cash flows.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Property and Business Interruption Insurance Claims and Recoveries (continued)

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through June 30, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

As of June 30, 2013, our insurance carriers approved unallocated payments totaling $50 million. We received correspondence associated with the $30 million received in 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $37.5 million to our property insurance claim and $12.5 million to our business interruption claim primarily based on the claims information provided to our insurance carriers as of that time in relation to our requests for insurance proceeds.

The $37.5 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $22.8 million. The insurance recovery in excess of the recoverable costs of $14.7 million was deferred (included in current liabilities at June 30, 2013) since it is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $12.5 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $8.5 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012, $0.7 million during the first quarter of 2013, and $0.5 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $4.0 million was deferred (included in current liabilities at June 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of June 30, 2013, there was no insurance claim receivable balance included in accounts receivable relating to this event.

Cherokee Facility

On November 13, 2012, a pipe ruptured within our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred, we recorded an insurance claim receivable relating to this event, which offset the loss on the disposal of the damaged property and other recoverable costs incurred.

As of June 30, 2013, our insurance carriers approved payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13 million as a reduction to cost of sales ($10.1 million during the first quarter of 2013 and $2.9 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $2.0 million was deferred (included in current liabilities at June 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Property and Business Interruption Insurance Claims and Recoveries (continued)

As of June 30, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim.

It is possible that the actual future development of the insurance claims discussed above could be different from our current allocations and estimates.

Note 13: Other Expense, Other Income and Non-Operating Other Expense (Income), net

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(In Thousands)
Other expense:
Dismantle and demolition expense (1)	$2,100	$—	$912	$—
Miscellaneous penalties	796	—	484	—
Realized and unrealized losses on contractual obligations associated with carbon credits	546	—	313	—
Impairment on long-lived assets	210	—	—	—
Losses on sales and disposals of property and equipment	—	551	(50)	536
Miscellaneous expense (2)	104	171	67	19

Total other expense	$3,756	$722	$1,726	$555

Other income:
Realized and unrealized gains on carbon credits	$546	$—	$313	$—
Settlements of litigation and potential litigation (3)	545	—	—	—
Gains on sales and disposals of property and equipment	179	—	179	—
Miscellaneous income (2)	275	348	91	112

Total other income	$1,545	$348	$583	$112

Non-operating other expense (income), net:
Interest income	$(12)	$(48)	$(4)	$(24)
Miscellaneous income (2)	—	(263)	—	(263)
Miscellaneous expense (2)	36	39	12	20

Total non-operating other expense (income), net	$24	$(272)	$8	$(267)

(1)	Amount relates to the dismantling and demolition of certain plant and equipment at our chemical facilities.
(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amount relates primarily to a settlement reached associated with a class action insurance brokerage antitrust litigation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(In Thousands)
Net sales:
Chemical (1)	$198,818	$262,339	$121,328	$138,134
Climate Control	147,627	130,304	77,357	67,546
Other	6,457	6,877	3,538	3,595

	$352,902	$399,520	$202,223	$209,275

Gross profit: (2)
Chemical (1)	$14,506	$67,498	$12,095	$43,500
Climate Control	47,385	40,435	25,403	20,989
Other	2,190	2,246	1,161	1,246

	$64,081	$110,179	$38,659	$65,735

Operating income: (3)
Chemical (1)	$2,579	$59,494	$6,385	$39,147
Climate Control	15,840	13,151	9,456	7,313
General corporate expenses and other business operations, net (4)	(6,431)	(7,240)	(3,616)	(4,137)

	11,988	65,405	12,225	42,323
Interest expense	1,267	2,311	536	1,179
Non-operating other expense (income), net:
Corporate and other business operations	24	(272)	8	(267)
Provisions for income taxes	3,622	23,253	4,367	15,451
Equity in earnings of affiliate-Climate Control	(343)	(341)	(172)	(170)

Income from continuing operations	$7,418	$40,454	$7,486	$26,130

(1)	During the first six months of 2013, our Chemical Business experienced downtime at the Cherokee, El Dorado and Pryor Facilities resulting in lost production and significant adverse effect on operating results. During the first six months of 2012, our Chemical Business also experienced downtime at the El Dorado and Pryor Facilities that adversely affected operating results. Also see Note 12—Property and Business Interruption Insurance Claims and Recoveries.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.
(4)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information (continued)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
		(In Thousands)
Gross profit-Other	$2,190	$2,246	$1,161	$1,246
Selling, general and administrative:
Personnel costs	(5,189)	(5,530)	(3,079)	(3,448)
Professional fees	(2,210)	(2,369)	(786)	(965)
All other	(1,774)	(1,782)	(870)	(979)

Total selling, general and administrative	(9,173)	(9,681)	(4,735)	(5,392)
Other income	587	195	(7)	9
Other expense	(35)	—	(35)	—

Total general corporate expenses andother business operations, net	$(6,431)	$(7,240)	$(3,616)	$(4,137)

Information about our total assets by business segment is as follows:

	June 30,	December 31,
	2013	2012
	(In Thousands)
Chemical	$433,884	$394,479
Climate Control	140,407	139,526
Corporate assets and other	47,998	42,607

Total assets	$622,289	$576,612

Note 15: Related Party Transactions

Golsen Group

In March 2012, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. In March 2013, we declared and subsequently paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by Jack E. Golsen (“Golsen”), our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman and President, Steven J. Golsen, a Director and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”).

Appointment of New Director

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. At the 2013 annual meeting of stockholders held in May, Mr. Benham was elected to serve with the class of directors having a term that will expire in 2016. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first six months of 2013, we incurred approximately $2,872,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Subsequent Events

Issuance of Senior Secured Notes and Pay Off of Secured Term Loan—On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Notes due 2019 (the “Senior Secured Notes”) in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule144A under the Act. LSB received net proceeds of approximately $418 million, after commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the Senior Secured Notes and as collateral agent, and will receive customary compensation from us for such services.

The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014.

The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes will rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Amended Working Capital Revolver Loan discussed below, and will be senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.

Those subsidiaries that provided guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Secured Notes by such guarantor;

•	the sale or other disposition, including by way of merger or otherwise, the sale of its capital stock or the sale of all or substantially all of the assets, of such guarantor; or

•

LSB’s exercise of its legal defeasance option or its covenant defeasance option as described in the Indenture with LSB’s obligations under the Indenture are discharged in accordance with the Indenture.

The Senior Secured Notes will be effectively senior to all existing and future unsecured debt of LSB and the guarantors to the extent of the value of the property and assets subject to liens (“Collateral”) and will be effectively senior to all existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral (“Priority Collateral”).

The Senior Secured Notes will be secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred.

The Senior Secured Notes will be effectively subordinated to all of LSB and the guarantors’ existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral securing such debt and to any of LSB and the guarantors’ existing and future indebtedness that is secured by liens that are not part of the Collateral. The Senior Secured Notes will be structurally subordinated to all of the existing and future indebtedness, preferred stock obligations and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Secured Notes in the future.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Subsequent Events (continued)

Except under certain conditions, the Senior Secured Notes are not redeemable before August 1, 2016. On or after such date, LSB may redeem the Senior Secured Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on August 1st of the year set forth below:

Year	Percentage
2016	103.875%
2017	101.938%
2018 and thereafter	100.000%

Upon the occurrence of a change of control, as defined in the Indenture, each holder of the Senior Secured Notes will have the right to require that LSB purchase all or a portion of such holder’s notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to:

•	incur additional indebtedness;

•	pay dividends;

•	repurchase LSB’ common and preferred stocks;

•	make investments;

•	repay certain indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in mergers, consolidations or other forms of recapitalization;

•	engage in sale-leaseback transactions; or

•	engage in certain affiliate transactions.

LSB has used $67.2 million of the net proceeds from Senior Secured Notes to pay all outstanding borrowings, including the prepayment penalty, under the Secured Term Loan.

In conjunction with the Senior Secured Notes, we entered into an amendment to the Working Capital Revolver Loan as discussed below.

In conjunction with the Senior Secured Notes, LSB entered into a Registration Rights Agreement (the “Registration Rights Agreement”).

In connection with the Registration Rights Agreement, we have agreed to use our reasonable best efforts to file with the SEC a registration statement (“Registration Statement”) on an appropriate form with respect to a registered offer to exchange the notes for new notes with terms substantially identical in all material respects to the notes, cause the Registration Statement to be declared effective under the Securities Act, and complete the exchange within 180 days after the effective date of such Registration Statement. We are also obligated to update the Registration Statement by filing a post-effective amendment. If the exchange offer is not completed on or prior to the expiration of 365 days from August 7, 2013 (the date of closing) and under certain other conditions, the annual interest rate on the notes will be increased by (i) 0.25% for the first 90 day period immediately following such default and (ii) an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date such default ends, up to a maximum increase of 1.00%.

Amendment to Working Capital Revolver Loan—Our wholly-owned subsidiary, ThermaClime and certain of its wholly-owned subsidiaries (the “Borrowers”), are parties to the Working Capital Revolver Loan. On July, 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). The Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of Senior Secured Notes discussed above. Upon the Amended Working Capital Revolver Loan becoming effective, such increased the principal amount that ThermaClime and its subsidiaries may borrow on a revolving basis from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Subsequent Events (continued)

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At August 7, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable. At August 7, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Amended Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The terms of the Amended Working Capital Revolver Loan provided that ThermaClime could prepay the Secured Term Loan as discussed above.

The Amended Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	engage in sale-leaseback transactions;

•	make other restricted payments, including, without limitation, investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose assets.

The Amended Working Capital Revolver Loan allows the borrowers and subsidiaries under the Senior Secured Notes to guarantee those notes. So long as no default or event of default has occurred and is continuing or would result therefrom, ThermaClime may make distributions and pay dividends to LSB in amounts necessary to permit LSB to make required payments of principal and payments of scheduled interest under the Senior Secured Notes, in each case not more than five business days prior to the date such payments are due and not in excess of the actual amounts due. The ability of ThermaClime and its wholly-owned subsidiaries to pay other dividends and to make other distributions to LSB or ThermaClime’s parent, Consolidated Industries Corp. (“Consolidated Industries”), is restricted by certain covenants contained in the Amended Working Capital Revolver Loan, which prohibits ThermaClime from transferring other funds to LSB in the form of cash dividends or other distributions, except for the following (so long as no default or event of default has occurred, is continuing or would result therefrom):

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Subsequent Events (continued)

•	amounts not to exceed $7.5 million annually under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;

•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under a certain services agreement;

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB; and

•

an amount not to exceed 50% of ThermaClime’s consolidated net income during each fiscal year determined in accordance with GAAP, plus income taxes paid to LSB during such fiscal year within the previous bullet above.

So long as both immediately before and after giving effect to any of the following, excess availability as defined by the Amended Working Capital Revolver Loan is equal to or greater than the greater of (x) 20% of the maximum revolver commitment or (y) $20 million, the Amended Working Capital Revolver will allow each of the borrowers under the Amended Working Capital Revolver Loan to make:

•	loans to, or other investments in, LSB in an aggregate amount exceeding $5.0 million at any time outstanding;

•

distributions and pay dividends with respect to amounts in excess of $0.5 million during each fiscal year to Consolidated Industries or to LSB or to any subsidiary of Consolidated Industries that is not also a subsidiary of ThermaClime;

•	investments in joint ventures in an aggregate amount not exceeding $35.0 million; and

•	other investments in an aggregate amount not exceeding $50.0 million at any one time outstanding.

The Amended Working Capital Revolver Loan includes customary events of default, including events of default relating to nonpayment of principal and other amounts owing under the Amended Working Capital Revolver Loan from time to time, any material misstatement or misrepresentation and breaches of representations and warranties made, violations of covenants, cross-payment default to indebtedness in excess of $0.1 million, cross-acceleration to indebtedness in excess of $0.1 million, bankruptcy and insolvency events, certain unsatisfied judgments, certain liens, and certain assertions of, or actual invalidity of, certain loan documents.

The Amended Working Capital Revolver Loan contains numerous other covenants applicable to the borrowers including, but not limited to, the following:

•	limitation on the incurrence of certain additional indebtedness and liens;

•	limitations on mergers, acquisitions, dissolution and sale of assets;

•	limitations on declaration of dividends and distributions to LSB; and

•	limitations on payments to non-borrower affiliates.

Capital Project Commitment—Using a portion of the net proceeds from the sale of the Senior Secured Notes, we will proceed with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. The estimated cost for this project ranges from $250 million to $300 million, of which $16.4 million has been incurred and capitalized at June 30, 2013. We are negotiating or have negotiated an Engineering Procurement and Construction Agreement with SAIC Constructors, LLC, a subsidiary of SAIC, to engineer and construct the ammonia plant and certain support facilities. We expect SAIC Constructor’s fees in connection with this agreement to be approximately $22 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our June 30, 2013 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fuel and various other products. For the first half of 2013, approximately 56% of our consolidated net sales relates to the Chemical Business compared to 66% for the first half of 2012.

•

Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma. For the first half of 2013, approximately 42% of our consolidated net sales relates to the Climate Control Business compared to 33% for the first half of 2012.

Issuance of Senior Secured Notes and Intended Use of Proceeds

As discussed below under “Liquidity and Capital Resources,” on August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Notes due 2019 (the “Senior Secured Notes”) in a private placement.

LSB has used or intends to use the net proceeds from Senior Secured Notes, as follows:

•	$67.2 million to pay all outstanding borrowings, including the prepayment penalty, under the Secured Term Loan; and

•

for general corporate purposes, which we expect to include the construction of an ammonia plant, nitric acid plant, and concentrator at the El Dorado Facility; improvement of reliability, mechanical integrity, and safety at our chemical facilities; and the development of our acquired natural gas leaseholds during the next three years.

Using a portion of the net proceeds from the sale of the Senior Secured Notes, we will proceed with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. The estimated cost for this project ranges from $250 million to $300 million, of which $16.4 million has been incurred and capitalized at June 30, 2013 as discussed below under “Liquidity and Capital Resources—Capital Expenditures”. We have filed for permits with the Arkansas Department of Environmental Quality (“ADEQ”) for the construction of the ammonia plant, the 65% strength nitric acid plant, and the 98% concentrator.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes will be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper.

The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s subsidiaries and are collateralized with a substantial portion of LSB and its subsidiaries assets, except the guarantees by Zena and EDN are not secured by any of Zena or EDN’s assets.

In conjunction with the Senior Secured Notes, we entered into an amendment to the Working Capital Revolver Loan as discussed below under “Liquidity and Capital Resources”.

Downtime at Certain Chemical Facilities and Related Programs

As previously reported, during 2012, our Chemical Business encountered a number of significant issues including; an explosion in one of our nitric acid plants at the El Dorado Facility in May, a pipe rupture at the Cherokee Facility in November that damaged the ammonia plant, and mechanical issues at the Pryor Facility, all resulting in lost production and a significant adverse effect on our sales, operating income and cash flow for 2012 and for the first half of 2013.

For the first half of 2013, we estimate the cumulative negative effect on our operating income from these incidents and issues to be approximately $59 million to $70 million, including lost absorption and gross profit margins, based on current market conditions and net of business interruption insurance recoveries recognized.

We believe the cumulative adverse effect on operating income for the reduced nitric acid production at the El Dorado Facility for the first half of 2013 was an estimated $5 million to $6 million, including lost absorption and gross profit margins, based on current market conditions, net of the impact of the business interruption insurance recoveries discussed below. In addition, we estimate that the monthly negative effect on operating income at the El Dorado Facility will approximate $1 million to $2 million until the new 65% strength nitric acid plant and the 98% concentrator are constructed and begin production during the first half of 2015. The estimated combined cost for the new nitric acid plant and concentrator is approximately $120 million, of which $25.2 million has been capitalized as of June 30, 2013.

We believe the cumulative adverse effect on operating income for the unplanned downtime at the Cherokee Facility for the first half of 2013, prior to the repairs of the ammonia plant being completed and resuming normal production in the first few days of May, was an estimated $17 million to $22 million, including lost absorption and gross profit margins, based on current market conditions, net of the impact of business interruption insurance recoveries as discussed below.

We believe the cumulative adverse effect on operating income for the unplanned downtime and reduced production at the Pryor Facility for the first half of 2013, prior to the restart of its ammonia plant, was an estimated $37 million to $42 million, including lost absorption and gross profit margins, based on current market conditions. The mechanical issues at the Pryor Facility were resolved during the last half of April 2013, and the Pryor Facility returned to production in April 2013, and was down periodically in May, June and July 2013 for equipment repairs or maintenance. During November 2012, the Pryor Facility had stopped production to install a replacement ammonia converter and to perform unplanned maintenance, which has been completed. During the outage, with the support of third-party professionals, the Pryor Facility also undertook extensive programs to review and update operating procedures and to test soundness of piping and equipment. The outage at the Pryor Facility was longer than originally anticipated due to mechanical issues that arose after the initial start-up requiring repairs, along with calibration of new control equipment.

As previously reported, although the events are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities. A key component of the improvement program is the implementation of enhanced PSM programs to supplement existing PSM programs. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. For 2013, we expect to incur expenses of approximately $5.0 million to $5.5 million in connection with this program, of which $1.7 million was incurred during the first half of 2013. The program also includes the installation of additional automation and additional plant equipment protections.

As previously reported, as a result of certain of the events discussed above, we have filed insurance claims to recover a portion of the costs incurred and lost profits. Through June 2013, we have received a total of $65 million of the payments approved by our insurance carriers relating to our insurance claims associated with the El Dorado and Cherokee Facilities. We received correspondence associated with these payments, which stated that our insurance carriers are still investigating the circumstances giving rise to the claims associated with these facilities (including the cause of the event, scope of our losses, and support for our claim) under a reservation of rights. As previously reported with respect to the Pryor Facility, in April 2013, we received a letter from our insurance carriers denying our insurance claims relating to the unplanned downtime event beginning late February 2012 through early July 2012, associated with the stainless steel liner at the Pryor Facility. See further discussion relating to the downtime of certain chemical facilities and our property and business interruption insurance claims and recovery below under “Downtime at Certain Chemical Facilities-First Half of 2013.”

Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business—Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first half of 2013, sales were $198.8 million or 24% lower than the first half of 2012. Due to the significant downtime at certain of our chemical facilities and the corresponding impact on production, sales (in volumes and dollars) were lower in all three of our primary markets compared to the same period in 2012. Mining sales were down also as a result of lower customer demand for industrial grade AN, which we believe was due to higher coal inventories and natural gas being a more attractive alternative feedstock than coal for utility companies. As reported by the Department of Energy, coal stocks have declined during 2013 and for the first four months of 2013, coal consumption has increased over the same period in 2012. In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. The current outlook for 2013 according to most market indicators, including reports in Green Markets, Fertilizer Week and the USDA’s World Agricultural Supply and Demand Estimates, points to positive supply and demand fundamentals for the types of nitrogen fertilizer products we produce and sell. However, it is possible that the fertilizer outlook could change if there are unanticipated changes in commodity prices, fertilizer imports, domestic fertilizer production capacity, acres planted of crops requiring fertilizer, or unfavorable weather conditions. We use natural gas to produce anhydrous ammonia, which ammonia is also used to produce UAN. We produce agricultural grade AN from purchased ammonia, which cost is significantly higher compared to previous years and significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers that can be produced from natural gas, which is one of the reasons we are planning to construct an ammonia plant.

Climate Control Business—Sales for the first half of 2013 were $147.6 million, or 13% higher than the same period in 2012, including a 23% increase in hydronic fan coil, a 12% increase in geothermal and water source heat pump sales, and an 8% increase in other HVAC sales. From a market sector perspective, the sales increase was due to a 17% improvement in commercial/institutional product sales partially offset by a 5% decrease in residential product sales. The improvement in commercial/institutional sales in the first half is primarily a result of higher customer order intake in the current and preceding periods for our commercial/institutional products for most of our product lines. The decline in residential sales is primarily related to the timing of customer scheduled shipments (shipments for the first half of 2012 exceeded orders by approximately $1.7 million). For the first half of 2013, order levels of our products increased in both residential products (up 4%) and commercial/institutional products (up 2%). Information available from the McGraw-Hill Construction Market forecast indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 although still significantly below pre-recession levels. The McGraw-Hill Construction Market forecast has also indicated construction growth in the single-family residential sector for 2013, also remaining significantly below pre-recession levels.

Results for the Second Quarter of 2013

Our consolidated net sales for the second quarter of 2013 were $202.2 million, a decrease of $7.1 million compared to the same period of 2012. The sales decrease included a decrease of $16.8 million in our Chemical Business, partially offset by an increase of $9.8 million in our Climate Control Business.

Our consolidated operating income was $12.2 million for the second quarter of 2013, a decrease of $30.1 million compared to the same period of 2012. The decrease in operating income primarily relates to our Chemical Business due to the downtime of ammonia plants and related downstream production units at the Pryor and Cherokee Facilities.

Our resulting effective income tax rate for the second quarters of 2013 and 2012 was approximately 37% for both periods.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for the second quarter of 2013 were $121.3 million, a decrease of $16.8 million compared to the same period of 2012, which includes a $23 million decrease in agricultural products sales partially offset by a $4 million increase in industrial acids and other products sales.

The percentage change in sales (volume and dollars) for the second quarter of 2013 compared to the second quarter of 2012 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(21)%	(27)%
Industrial acids and other	4%	11%
Mining	(28)%	—%
Total weighted-average change	(11)%	(14)%

Our agricultural sales were down significantly due to the lack of production of ammonia and UAN at our Cherokee and Pryor Facilities as the result of the downtime at each of these facilities and lower sales prices for agricultural grade AN.

During the second quarter of 2013, the primary ammonia plant at the Pryor Facility was down for approximately 7 weeks. In addition, the ammonia plant at the Cherokee Facility was down for approximately 5 weeks. Therefore these plants had lower production of ammonia, which initiates the production for all nitrogen products at these facilities, including UAN. However, we did purchase some ammonia to meet some of our customers’ needs but such purchases negatively impacted our gross profit margins, which were partially offset by business interruption insurance recoveries recognized.

The increase in industrial acids and other sales was primarily due to our ability to pass through the higher feedstock cost of ammonia on certain of our contractual pricing agreements with customers, increased production and sales at the Baytown Facility, partially offset by the decreased production at our Cherokee Facility as the result of downtime.

The decrease in mining sales volume is primarily due to lower volume at our Cherokee Facility as the result of the downtime. Mining sales dollars did not decline proportionately with volumes primarily due to our ability to pass through to our customers certain costs pursuant to contractual pricing agreements.

The Chemical Business’ operating income for the second quarter of 2013 was $6.4 million compared to $39.1 million for the same period of 2012. The decrease in operating income was primarily due to lower sales volume, unabsorbed fixed overhead costs and costs associated with purchased ammonia and other products, all of which are attributable to the downtime at our facilities, partially offset by business interruption insurance recovery recognized during the second quarter of 2013 as discussed below under “Downtime at Certain Chemical Facilities – First Half of 2013”. However, our Pryor and El Dorado Facilities were also impacted by unplanned downtime during the second quarter of 2012, but to a lesser extent than 2013. In addition, our Chemical Business incurred dismantle and demolition costs relating the El Dorado Facility.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. Management considers these working interests as an economic hedge against the potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. During the second quarter of 2013, the average prices for those commodities compared to the second quarter of 2012 were as follows:

	2013	2012
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$4.02	$2.27

Ammonia average price based upon low Tampa price per metric ton	$577	$564

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

During the last half of April 2013, the Pryor Facility returned to production and the Cherokee Facility returned to production during the first few days of May 2013 and each has continued in production, except that the Pryor Facility was down for limited periods during May and June 2013 for equipment repairs or maintenance. In addition, the construction of the El Dorado Facility’s new 65% strength nitric acid plant is scheduled for completion in the first half of 2015. In the meantime, we believe nitric acid production capacity at the El Dorado Facility will continue to be approximately 20% lower than the production capacity prior to the DSN plant explosion. Nitric acid production is expected to be even lower due to mining industry market conditions which will impact sales but should have minimal impact on gross profit due to a certain supply agreement with a customer that includes a contractual obligation to purchase a minimum quantity and allows us to recover our cost plus a profit, irrespective of the volume of product sold. See discussion as to certain claims and recoveries under our insurance policies below under “Downtime at Certain Chemical Facilities—First Half of 2013.”

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

We have also filed for permits with the ADEQ for the new 65% strength nitric acid plant, the new 98% concentrator, and the new ammonia plant.

Climate Control Business

Our Climate Control sales for the second quarter of 2013 were $77.4 million, or approximately $9.8 million higher than the same period of 2012, and included a $6.1 million increase in geothermal and water source heat pump sales, a $3.4 million increase in hydronic fan coil sales and a $0.3 million increase in other HVAC sales. From a market sector perspective, the increase included a $9.0 million improvement in commercial/institutional sales and a $0.8 million improvement in residential product sales. The improvement in the commercial/institutional sector of our business is primarily attributable to higher customer order intake in the current and preceding periods for our commercial/institutional products in most of our product lines. Although there was a slight increase in residential sales during the quarter primarily related to the timing of customers shipments, we believe the balance of 2013 will not improve significantly over the prior year due to the soft market for residential geothermal and water resource heat pumps related to reduced consumer interest in energy savings as a result of relatively stable/low electricity and natural gas prices.

We continue to follow economic indicators and monitor its potential impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Hospitality

•	Healthcare

•	Retail

•	Government

•	Industrial

During the second quarter of 2013, approximately 85% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 15% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2013	2012	2013	2012	2013	2012
	(In Millions)
First Quarter	$67.5	$62.9	$70.3	$62.8	$57.3	$47.4
Second Quarter	$65.4	$66.8	$77.4	$67.5	$48.9	$50.2
Third Quarter		$65.6		$68.0		$51.3
Fourth Quarter		$66.9		$67.9		$55.5

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

For July 2013, our new orders received were approximately $21 million and our backlog was approximately $49 million at July 31, 2013.

Our GHPs use a form of renewable energy and, under certain conditions, we believe can reduce energy usage up to 80% compared to some conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy and is effective through December 31, 2016.

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

Downtime at Certain Chemical Facilities—First Half of 2013

Pryor Facility—As previously reported, during November 2012, production was stopped at the primary ammonia plant to perform unplanned maintenance on a compressor. During this downtime, we also replaced the ammonia converter and restarted the primary ammonia plant in the last half of April 2013; however, after the facility resumed production, certain of its operations were out of production periodically during May and June for equipment repairs and maintenance. As a result, the Pryor Facility had limited production of ammonia and UAN during the first half of 2013 that directly reduced our net sales and gross profit margins.

For the first half of 2013, we believe the cumulative adverse impact to our operating income due to the downtime at the Pryor Facility was an estimated $37 million to $42 million (an estimated $13 million to $15 million for the second quarter of 2013), including lost absorption and gross profit, based on current market conditions.

Cherokee Facility—As previously reported, on November 13, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed that directly reduced our net sales and gross profit margins. The Cherokee Facility restarted in the first few days in May and has been running consistently at historical production rates since resuming production.

For the first half of 2013, we believe the cumulative adverse impact to our operating income for the unplanned downtime at the Cherokee Facility was approximately $17 million to $22 million (an estimated $3 million to $5 million for the second quarter of 2013), including lost absorption and gross profit margins, based on current market conditions and including the impact of business interruption insurance recovery discussed below.

As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. We estimate the total amount of property and business interruption insurance recoveries relating to this event will range from $40 million to $47 million, net of deductibles, of which $15 million has been received as of June 30, 2013.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and certain repairs and clean-up costs (“recoverable costs”) incurred, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and other recoverable costs incurred.

As of June 30, 2013, our insurance carriers approved payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13 million as a reduction to cost of sales ($10.1 million during the first quarter of 2013 and $2.9 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $2.0 million was deferred (included in current liabilities at June 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of June 30, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim.

El Dorado Facility—As previously reported, on May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was severely damaged and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. We have decided that the DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, will not be repaired but will be replaced with a new 65% strength nitric acid plant and a 98% concentrator. The engineering and design of the new nitric acid plant and concentrator is in process, and certain equipment has been ordered. The project to construct these new plants is currently expected to be completed during the first half of 2015 (also see discussion under “Capital Expenditures”).

For first half of 2013, we believe the cumulative adverse impact to our operating income for the unplanned downtime at the El Dorado Facility was approximately $5 million to $6 million (approximately $1 million to $3 million for the second quarter of 2013), including lost absorption and gross profit margins, based on current market conditions and including the impact of business interruption insurance recovery discussed below.

As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. The engineering firm representing our insurance carriers has determined that the DSN plant was not destroyed by the explosion and was repairable. However, as discussed above, we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator. We estimate the total amount of property and business interruption insurance recoveries relating to this event will range from $100 million to $120 million, net of deductibles, of which $50 million has been received as of June 30, 2013.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through June 30, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and other recoverable costs incurred, and including the impact of business interruption insurance recovery discussed below.

As of June 30, 2013, our insurance carriers approved unallocated payments totaling $50 million. We received correspondence associated with the $30 million received in 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $37.5 million to our property insurance claim and $12.5 million to our business interruption claim primarily based on the claims information provided to our insurance carriers as of that time in relation to our requests for insurance proceeds.

The $37.5 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $22.8 million. The insurance recovery in excess of the recoverable costs of $14.7 million was deferred (included in current liabilities at June 30, 2013) since it is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $12.5 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $8.5 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012, $0.7 million during the first quarter of 2013, and $0.5 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $4.0 million was deferred (included in current liabilities at June 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of June 30, 2013, there was no insurance claim receivable balance included in accounts receivable relating to this event.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates. Due to the increase in the total value of property, plant and equipment (“PP&E”) and the insurance claims discussed above relating to our Chemical Business, our insurance premiums have increased and could increase in future periods.

Liquidity and Capital Resources

The following tables set forth our cash and cash equivalents, long-term debt and stockholders’ equity at June 30, 2013, on an (a) actual basis and a (b) pro forma basis giving the estimated pro forma effect to the issuance of the Senior Secured Notes of $425 million, after deducting the write-off of unamortized debt issuance costs relating to the Secured Term Loan of $0.7 million, and estimated expenses payable in connection with the issuance of the Senior Secured Notes of $7 million, and the payoff of the Secured Term Loan of $67.2 million, including the prepayment penalty as discussed below under “Loan Agreements – Term and Conditions.”

	At June 30, 2013
	Actual	Pro forma
	(In Millions)
Cash and cash equivalents	$65.6	$416.4

Long-term debt:
Senior Secured Notes	$—	$425.0
Secured Term Loan	$66.6	$—
Secured Promissory Note	$32.8	$32.8
Other	$8.5	$8.5

Total long-term debt, including current portion	$107.9	$466.3

Total stockholders’ equity	$362.8	$361.5

Long-term debt to stockholders’ equity ratio (1)	0.3	1.29

(1)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash to pay down debt.

After the pro forma effect of issuing the Senior Secured Notes summarized above, our cash and cash equivalents totaled $416.4 million at June 30, 2013, as adjusted. In addition as discussed below, our $100 million revolving credit facility is currently undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2013 through 2015, we have extensive committed and planned capital expenditures. Our primary cash needs for this period of time will be to fund our operations, our general obligations, our interest payment requirements, and these capital expenditures. We expect to fund these cash needs from the proceeds from the Senior Secured Notes, our working capital, internally generated cash flows, and insurance proceeds. See additional discussions below under “Capital Expenditures” and “Loan Agreements-Terms and Conditions.” Our internally generated cash flows and liquidity have been and could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and changes in the production efficiency of our facilities. In addition, our cash flows and liquidity have been and will continue to be affected by the timing of these insurance proceeds.

As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds” and below under “Loan Agreements-Terms and Conditions,” on August 7, 2013, LSB closed the transaction whereby LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a private placement. The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014.

LSB has used or intends to use the net proceeds from Senior Secured Notes, as follows:

•	$67.2 million to pay all outstanding borrowings, including the prepayment penalty, under the Secured Term Loan; and

•

for general corporate purposes, which we expect to include the construction of an ammonia plant, nitric acid plant, and concentrator at the El Dorado Facility; improvement of reliability, mechanical integrity, and safety at our chemical facilities; and the development of our acquired natural gas leaseholds during the next three years.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes will be invested in investments with highly rated money market funds, U.S. government securities, treasury bills and/or short-term commercial paper.

In connection with the closing, LSB entered into an indenture (the “Indenture”) governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions discussed below under “Loan Agreements-Terms and Conditions.”

Also as discussed below under “Loan Agreements-Terms and Conditions,” our wholly-owned subsidiary, ThermaClime and certain of its wholly-owned subsidiaries (the “Borrowers”), are parties to the Working Capital Revolver Loan. On July 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). On August 7, 2013, the Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of the Senior Secured Notes. The Amended Working Capital Revolver Loan increased the principal amount the Borrowers may borrow on a revolving basis from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. The Amended Working Capital Revolver Loan will mature on April 13, 2018. At August 7, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable. At August 7, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At June 30, 2013, after factoring in the pro forma effect of this amendment, the net credit available for borrowings under our Amended Working Capital Revolver Loan would be approximately $80 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Amended Working Capital Revolver Loan contains numerous covenants that limit the Borrowers to certain transactions. So long as no default or event of default has occurred and is continuing or would result therefrom, ThermaClime may make distributions and pay dividends to LSB in amounts necessary to permit LSB to make required payments of principal and payments of scheduled interest under the Senior Secured Notes.

The Borrowers’ ability to maintain borrowing availability under the Amended Working Capital Revolver Loan depends on their ability to comply with the terms and conditions of the loan agreements and their ability to generate cash flow from operations.

Due to the overall increase in our outstanding long-term debt, our interest expense is expected to increase during future periods, of which a portion will be capitalized.

As discussed below under “Loan Agreements-Terms and Conditions”, on February 1, 2013, Zena Energy LLC (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note matures on February 1, 2016. At June 30, 2013, the interest rate was 3.27%.

In November 2012, we filed a universal shelf registration statement on Form S-3, with the Securities and Exchange Commission (“SEC”). The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2015 unless we decide to file a post-effective amendment. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2009-2011 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of June 30, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.3 million accrued for various uncertain tax liabilities at June 30, 2013.

In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law was reflected in the first half of 2013.

Capital Expenditures

Capital Expenditures-First Half of 2013

Cash used for capital expenditures during the first half of 2013 was $82.6 million, including $78.7 million for the benefit of our Chemical Business and $3.6 million for the benefit of our Climate Control Business. The Chemical Business capital expenditures relate primarily to expenditures to replace or rebuild damaged PP&E discussed above under “Downtime at Certain Chemical Facilities – First Half of 2013” and certain capital projects discussed below under “Committed and Planned Capital Expenditures,” but also includes approximately $0.8 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from working capital, insurance proceeds and third-party financing. Due to the increase in the amount of capital expenditures incurred and committed, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during the remainder of 2013.

Committed and Planned Capital Expenditures

	Committed
				2014 and			Planned
	2013			thereafter			Uncommitted			Total
	(In Millions)
Chemical	$80	-	$90	$250	-	$275	$100	-	$120	$430	-	$485
Climate Control	1	-	2	—	-	—	5	-	10	6	-	12
Other	4	-	8	10	-	15	—	-	—	14	-	23

	$85	-	$100	$260	-	$290	$105	-	$130	$450	-	$520

Our committed capital expenditures are the capital projects that have been approved by management as of June 30, 2013 and include projects which are already in progress and funded, projects supported by cost benefit analysis, or projects necessary to replace damaged assets. The additional planned capital expenditures are subject to economic conditions and continued review by management. The amount of planned capital expenditures may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process. Some of the committed and planned capital expenditures are subject to obtaining necessary permits.

At June 30, 2013, we had committed capital expenditures as indicated in the table above. The committed expenditures include $100 million to $110 million for a new 65% strength nitric acid plant and concentrator at the El Dorado Facility to replace the lost production from the DSN plant explosion; $210 million to $230 million relating to the ammonia production plant at the El Dorado Facility discussed below under “Ammonia Plant”; $17 million to $20 million for the replacement of our enterprise financial and operations management software; and $5 million to $10 million for other expansion opportunities and increased capacities in our facilities.

At June 30, 2013, we also had additional planned capital expenditures as indicated in the table above. The additional planned capital expenditures for the Chemical Business include $30 million to $35 million for the ammonia production plant at our El Dorado Facility and $30 million to $35 million in additional capital expenditures to fully develop acquired natural gas leaseholds during the next three years.

The committed and planned capital expenditures include $10 million to $20 million associated with environmental laws, regulations and guidelines.

We plan to fund the committed and planned capital expenditures from working capital, internal cash flows, and insurance proceeds, and third-party financing, including the proceeds from the Senior Secured Notes.

Ammonia Plant

Our El Dorado Facility produces nitric acids in various concentrations and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products directly produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are planning the addition of an anhydrous ammonia production plant at the El Dorado Facility, which is estimated to cost in the range of $250 million to $300 million ($16.4 million has been incurred and capitalized at June 30, 2013) and would require an estimated 24-36 months to complete. As previously reported, we have filed for permits with the ADEQ for the new ammonia plant.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. The City of El Dorado, Arkansas (the “City”) is constructing a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area have entered into a funding agreement and operating agreement with the City, pursuant to which each party has agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC is funding a portion of the construction of the pipeline that will be owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC anticipates its share of the funding for the capital cost in connection with the construction of the pipeline will be approximately $3.7 million, of which most of these costs have been incurred and capitalized as of June 30, 2013. The City plans to complete the construction of the pipeline in 2013. Once the pipeline is completed, EDC’s estimated share of the annual operating costs is to be $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

Information Request from EPA

In connection with a national enforcement initiative, the EPA has sent information requests pursuant to Section 114 of the Clean Air Act to most, if not all, of the operators of nitric acid plants in the U.S., including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”). These information requests seek information about compliance with certain provisions of the Clean Air Act relating to construction and modification of facilities. If it is determined that the equipment at any of our chemical facilities does not meet or, has not met, the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each facility not in compliance and be required to retrofit each facility with the “best available control technology.”

After a review by our Chemical Business of these facilities in obtaining information for the EPA pursuant to the EPA’s request, our Chemical Business management believes that certain facilities within our Chemical Business will be required to make capital improvements to emission equipment in order to comply with the requirements of the Clean Air Act. Our Chemical Business has been in negotiations with the EPA to reach a global settlement in connection with this matter.

During the later part of the second quarter of 2013, we negotiated an oral global agreement in principle with the EPA/DOJ to settle this matter. Settlement of this matter is subject to the parties entering into definitive settlement agreements and consent decrees and such being finalized after the notice and comment period. The proposed oral agreement in principle provides, among other things, the following:

•

all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon. We have already completed necessary modifications at two of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining six nitric acid plants;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000; and

•	a civil penalty to be paid by our Chemical Business in the amount of $725,000.

Advanced Manufacturing Energy Credits

On January 8, 2010, two subsidiaries within the Climate Control Business were awarded Internal Revenue Code §48C tax credits (also referred to as “Advanced Manufacturing Energy Credits”) of approximately $9.6 million. The award was based on anticipated capital expenditures made from February 2009 through June 2014 for machinery that will be used to produce geothermal heat pumps and green modular chillers. As these subsidiaries invest in the qualifying machinery, we will be entitled to an income tax credit equal to 30% of the machinery cost, up to the total credit amount awarded. As of June 30, 2013, we utilized $2.6 million of §48C tax credits and we anticipate utilizing approximately $0.3 million and $1.6 million of these tax credits to partially offset our federal income tax liability for 2012 and 2013, respectively.

Estimated Plant Turnaround Costs – Remainder of 2013

Our Chemical Business expenses the maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during the remainder of 2013, we estimate that we will incur approximately $0.3 million to $0.5 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $2.9 million in the first half of 2013 in connection with environmental regulatory issues. For the remainder of 2013, we expect to incur expenses ranging from $2.5 million to $3.0 million in connection with known environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. Payment of dividends by LSB is limited under certain limited conditions under the Working Capital Loan Agreement and the terms of the Senior Secured Notes. The ability of ThermaClime (which owns a substantial portion of the companies comprising the Climate Control Business and Chemical Business) and its wholly owned subsidiaries to pay dividends and to make distributions to LSB is restricted by certain covenants contained in the Amended Working Capital Revolver Loan agreement as discussed below under “Loan Agreements-Terms and Conditions”.

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

Compliance with Long—Term Debt Covenants

As discussed below under “Loan Agreements—Terms and Conditions”, the Amended Working Capital Revolver Loan of ThermaClime and its subsidiaries require, among other things, that ThermaClime meet certain financial covenants. Currently, ThermaClime’s forecast is that ThermaClime will be able to meet all financial covenant requirements for the next twelve months.

Loan Agreements—Terms and Conditions

Senior Secured Notes—On August 7, 2013, LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule144A under the Act. LSB received net proceeds of approximately $418 million, after commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, and UMB Bank will also act as the collateral agent, in connection with the Senior Secured Notes, and will receive customary compensation from us for such services.

The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014.

The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes will rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Amended Working Capital Revolver Loan discussed below, and will be senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.

Those subsidiaries that provided guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Secured Notes by such guarantor;

•	the sale or other disposition, including by way of merger or otherwise, the sale of its capital stock or the sale of all or substantially all of the assets, of such guarantor; or

•

LSB’s exercise of its legal defeasance option or its covenant defeasance option as described in the Indenture with LSB’s obligations under the Indenture are discharged in accordance with the Indenture.

The Senior Secured Notes will be effectively senior to all existing and future unsecured debt of LSB and the guarantors to the extent of the value of the property and assets subject to liens (“Collateral”) and will be effectively senior to all existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral (“Priority Collateral”).

The Senior Secured Notes will be secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) providing security and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred.

The Senior Secured Notes will be effectively subordinated to all of LSB and the guarantors’ existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral securing such debt and to any of LSB and the guarantors’ existing and future indebtedness that is secured by liens that are not part of the Collateral. The Senior Secured Notes will be structurally subordinated to all of the existing and future indebtedness, preferred stock obligations and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Secured Notes in the future.

Except under certain conditions, the Senior Secured Notes are not redeemable before August 1, 2016. On or after such date, LSB may redeem the Senior Secured Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on August 1st of the year set forth below:

Year	Percentage
2016	103.875%
2017	101.938%
2018 and thereafter	100.000%

Upon the occurrence of a change of control, as defined in the Indenture, each holder of the Senior Secured Notes will have the right to require that LSB purchase all or a portion of such holder’s notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to:

•	incur additional indebtedness;

•	pay dividends;

•	repurchase LSB’ common and preferred stocks;

•	make investments;

•	repay certain indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in mergers, consolidations or other forms of recapitalization;

•	engage in sale-leaseback transactions; or

•	engage in certain affiliate transactions.

In conjunction with the Senior Secured Notes, we entered into an amendment to the Working Capital Revolver Loan as discussed below.

Amended Working Capital Revolver Loan—Our wholly-owned subsidiary, ThermaClime, and certain of its wholly-owned subsidiaries, are parties to the Working Capital Revolver Loan. On July 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). The Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of Senior Secured Notes discussed above. Upon the Amended Working Capital Revolver Loan becoming effective, such increased the principal amount that ThermaClime and its subsidiaries may borrow on a revolving basis from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the secured guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At August 7, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

At August 7, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At June 30, 2013, after giving the pro forma effect of this amendment, the net credit available for borrowings under our Amended Working Capital Revolver Loan would have been approximately $80 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Amended Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The terms of the Amended Working Capital Revolver Loan provided that ThermaClime could prepay the Secured Term Loan as discussed above.

The Amended Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of June 30, 2013, after giving the pro forma effect of this amendment and as defined in the agreement, the fixed charge coverage ratio would be 6.4 to 1. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	engage in sale-leaseback transactions;

•	make other restricted payments, including, without limitation, investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose assets.

The Amended Working Capital Revolver Loan allows the borrowers and subsidiaries under the Senior Secured Notes to guarantee those notes. So long as no default or event of default has occurred and is continuing or would result therefrom, ThermaClime may make distributions and pay dividends to LSB in amounts necessary to permit LSB to make required payments of principal and payments of scheduled interest under the Senior Secured Notes, in each case not more than five business days prior to the date such payments are due and not in excess of the actual amounts due. The ability of ThermaClime and its wholly-owned subsidiaries to pay other dividends and to make other distributions to LSB or Consolidated Industries is restricted by certain covenants contained in the Amended Working Capital Revolver Loan, which prohibits ThermaClime from transferring other funds to LSB in the form of cash dividends or other distributions, except for the following (so long as no default or event of default has occurred, is continuing or would result therefrom):

•	amounts not to exceed $7.5 million annually under a certain management agreement between LSB and ThermaClime, provided certain conditions are met;

•	the repayment of costs and expenses incurred by LSB that are directly allocable to ThermaClime or its subsidiaries for LSB’s provision of services under a certain services agreement;

•	the amount of income taxes that ThermaClime would be required to pay if they were not consolidated with LSB; and

•

an amount not to exceed 50% of ThermaClime’s consolidated net income during each fiscal year determined in accordance with GAAP, plus income taxes paid to LSB during such fiscal year within the previous bullet above.

So long as both immediately before and after giving effect to any of the following, excess availability as defined by the Amended Working Capital Revolver Loan is equal to or greater than the greater of (x) 20% of the maximum revolver commitment or (y) $20 million, the Amended Working Capital Revolver will allow each of the borrowers under the Amended Working Capital Revolver Loan to make:

•	loans to, or other investments in, LSB in an aggregate amount exceeding $5.0 million at any time outstanding;

•

distributions and pay dividends with respect to amounts in excess of $0.5 million during each fiscal year to Consolidated Industries or to LSB or to any subsidiary of Consolidated Industries that is not also a subsidiary of ThermaClime;

•	investments in joint ventures in an aggregate amount not exceeding $35.0 million; and

•	other investments in an aggregate amount not exceeding $50.0 million at any one time outstanding.

The Amended Working Capital Revolver Loan includes customary events of default, including events of default relating to nonpayment of principal and other amounts owing under the Amended Working Capital Revolver Loan from time to time, any material misstatement or misrepresentation and breaches of representations and warranties made, violations of covenants, cross-payment default to indebtedness in excess of $0.1 million, cross-acceleration to indebtedness in excess of $0.1 million, bankruptcy and insolvency events, certain unsatisfied judgments, certain liens, and certain assertions of, or actual invalidity of, certain loan documents.

The Amended Working Capital Revolver Loan contains numerous other covenants applicable to the borrowers including, but not limited to, the following:

•	limitation on the incurrence of certain additional indebtedness and liens;

•	limitations on mergers, acquisitions, dissolution and sale of assets;

•	limitations on declaration of dividends and distributions to LSB; and

•	limitations on payments to non-borrower affiliates.

Secured Promissory Note—On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into the Secured Promissory Note with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the acquisition by Zena of Working Interests in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note were used to reimburse our general working capital. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at June 30, 2013 was 3.27%. The loan is secured by the Working Interests and related properties and proceeds.

Amendment to the Bayer Agreement

Subsidiaries within our Chemical Business, EDN and EDC, are party to an agreement (the “Bayer Agreement”) with Bayer Material Science LLC (“Bayer”). EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit. In addition, EDN is responsible for the maintenance and operation of the Baytown Facility. If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN. In June 2013, the Bayer Agreement was amended, dated effective July 1, 2014, to extend the term of the agreement for an additional seven years, beginning July 1, 2014. The amendment also provides incentives to EDN for meeting certain safety, environmental, and reliability thresholds.

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

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. Mr. Benham will serve with the class of directors having a term ending at the 2013 annual meeting of stockholders, which will be held on May 23, 2013. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first six months of 2013, we incurred approximately $2,872,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. Currently, SAIC is quoting on additional engineering projects.

We are negotiating or have negotiated an Engineering Procurement and Construction Agreement with SAIC Constructors, LLC, a subsidiary of SAIC, to engineer and construct an ammonia plant and certain support facilities at the El Dorado Facility. We expect SAIC Constructor’s fees in connection with this agreement to be approximately $22 million.

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$93,272	$143,831	$(50,559)	(35.2)%
Industrial acids and other chemical products	70,335	78,109	(7,774)	(10.0)%
Mining products	31,471	40,399	(8,928)	(22.1)%
Natural gas	3,740	—	3,740	100.0%

Total Chemical	$198,818	$262,339	$(63,521)	(24.2)%

Gross profit—Chemical	$14,506	$67,498	$(52,992)	(78.5)%

Gross profit percentage—Chemical (1)	7.3%	25.7%	(18.4)%

Operating income—Chemical	$2,579	$59,494	$(56,915)	(95.7)%

(1)	As a percentage of net sales

Net Sales—Chemical

•	Agricultural products sales decreased primarily due to the downtime at our Cherokee and Pryor Facilities.

•

Industrial acids and other chemical products sales decreased primarily as the result of the Turnaround performed at our Baytown Facility to coincide with a significant customer’s planned maintenance outage as well as the unplanned downtime at our Cherokee Facility and reduction in production at our El Dorado Facility partially offset by our ability to pass through the higher feedstock cost of ammonia on certain of our contractual pricing agreements with customers.

•

Mining products sales decreased primarily due to lower volumes as the result of the downtime at the Cherokee Facility and the lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies, partially offset by our ability to pass through to our customers certain costs pursuant to contractual pricing agreements.

•

Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 by a subsidiary within our Chemical Business. Management considers these working interests as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

The decrease in gross profit was primarily due to lower sales volume, unabsorbed fixed overhead costs and costs associated with purchased ammonia and other products to meet some of our customers’ needs, all of which are attributable to the downtime at our facilities, partially offset by approximately $14 million business interruption insurance recovery recognized during the first half of 2013 compared to the approximately $15 million cumulative impact from the downtime at our Pryor and El Dorado Facilities during the first half of 2012.

Operating Income—Chemical

The decrease in operating income includes the decrease in gross profit as discussed above. Additionally, other net expenses increased $2.4 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility. Also selling, general and administrative expenses increased $1.5 million primarily due to consulting and other fees related to the DSN plant.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$91,385	$81,868	$9,517	11.6%
Hydronic fan coils	32,662	26,646	6,016	22.6%
Other HVAC products	23,580	21,790	1,790	8.2%

Total Climate Control	$147,627	$130,304	$17,323	13.3%

Gross profit—Climate Control	$47,385	$40,435	$6,950	17.2%

Gross profit percentage—Climate Control (1)	32.1%	31.0%	1.1%

Operating income—Climate Control	$15,840	$13,151	$2,689	20.4%

(1)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our geothermal and water source heat pump products increased primarily as a result of an 18% improvement in sales of our commercial/institutional products due to higher beginning backlog and is partially offset with a 5% decline in sales of our residential products primarily related to the timing of customer scheduled shipments (shipments for the first half of 2012 exceeded orders by approximately $1.7 million) although we continue to believe there is softness in the sector of the single-family residential construction market we serve. During the first half of 2013, we continued to maintain a market share leadership position of approximately 42%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold. During the first half of 2013, we continued to have a market share leadership position of approximately 32% based on preliminary market data supplied by the AHRI.

•

Net sales of our other HVAC products increased primarily as the result of increased sales of modular chillers and our engineering and construction services, partially offset by a decline in sales of our large custom air handlers.

Gross Profit—Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above partially offset by higher variable selling expenses of $1.6 million (including warranty of $0.7 million, commission of $0.4 million, and freight of $0.4 million) primarily as the result of higher sales volume, increased consulting fees of $1.0 million primarily for services focused on future process and cost savings improvements, and increased personnel costs of $0.9 million primarily related to the increase in the number of employees and healthcare benefits.

Provision For Income Taxes

The provision for income taxes for the first half of 2013 was $3.6 million compared to an income tax provision of $23.3 million for the same period in 2012. The resulting effective tax rate for the first half of 2013 and 2012 was 37% (excluding the benefit associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012) and 36%, respectively.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$60,760	$83,495	$(22,735)	(27.2)%
Industrial acids and other chemical products	41,757	37,739	4,018	10.6
Mining products	16,861	16,900	(39)	(0.2)%
Natural gas	1,950	—	1,950	100.0%

Total Chemical	$121,328	$138,134	$(16,806)	(12.2)%

Gross profit—Chemical	$12,095	$43,500	$(31,405)	(72.2)%

Gross profit percentage—Chemical (1)	10.0%	31.5%	(21.5)%

Operating income—Chemical	$6,385	$39,147	$(32,762)	(83.7)%

(1)	As a percentage of net sales

Net Sales—Chemical

•	Agricultural products sales decreased primarily due to the downtime at our Cherokee and Pryor Facilities and lower sales prices for agricultural grade AN.

•

Industrial acids and other chemical products sales increased primarily as the result of our ability to pass through the higher feedstock cost of ammonia on certain of our contractual pricing agreements with customers, increased production and sales at the Baytown Facility, partially offset by the decreased production at our Cherokee Facility as the result of downtime.

•

Mining products sales decreased slightly primarily due to lower volumes as the result of the downtime at the Cherokee Facility offset by our ability to pass through to our customers certain costs pursuant to contractual pricing agreements.

•	Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 by a subsidiary within our Chemical Business.

Gross Profit—Chemical

The decrease in gross profit was primarily due to lower sales volume, unabsorbed fixed overhead costs and costs associated with purchased ammonia and other products to meet some of our customers’ needs, all of which are attributable to the downtime at our facilities, partially offset by approximately $3 million business interruption insurance recovery recognized during the second quarter of 2013 compared to the approximately $8 million cumulative impact from the downtime at our Pryor and El Dorado Facilities during the second quarter of 2012.

Operating Income—Chemical

The decrease in operating income includes the decrease in gross profit as discussed above. Additionally, other net expenses increased $0.8 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility. Also selling, general and administrative expenses increased $0.5 million primarily due to professional, consulting and other fees.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

	2013	2012	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$47,209	$41,095	$6,114	14.9%
Hydronic fan coils	18,315	14,900	3,415	22.9%
Other HVAC products	11,833	11,551	282	2.4%

Total Climate Control	$77,357	$67,546	$9,811	14.5%

Gross profit—Climate Control	$25,403	$20,989	$4,414	21.0%

Gross profit percentage—Climate Control (1)	32.8%	31.1%	1.7%

Operating income—Climate Control	$9,456	$7,313	$2,143	29.3%

(2)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our geothermal and water source heat pump products increased primarily as a result of a 17% improvement in sales of our commercial/institutional products due to higher beginning backlog and stronger product orders during the second quarter of 2013. In addition, residential sales increased for the quarter by 8% primarily attributable to the timing of customer scheduled shipments and increasing backlog during the second quarter of 2012.

•	Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold.

•

Net sales of our other HVAC products increased primarily as the result of increased sales of modular chillers, partially offset with a decline in sales of our large custom air handlers and our engineering and construction services.

Gross Profit—Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above, partially offset by higher variable selling expenses of $0.7 million (including warranty of $0.2 million, commission for $0.2 million, and freight of $0.2 million), primarily as the result of higher sales volume, increased personnel costs of $0.5 million primarily related to the increase in the number of employees and healthcare benefits, and increased consulting fees of $0.5 million for services focused on future process and cost savings improvements.

Provision For Income Taxes

The provision for income taxes for the second quarter of 2013 was $4.4 million compared to an income tax provision of $15.5 million for the same period in 2012. The resulting effective tax rate was 37% for both second quarters of 2013 and 2012.

Cash Flow From Continuing Operating Activities – Six Months Ended June 30, 2013

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow and various forms of financing. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview” and “Liquidity and Capital Resources” of this MD&A.

For the first six months of 2013, net cash provided by continuing operating activities was $6.9 million primarily as the result of net income of $7.4 million plus an adjustment of $13.1 million for depreciation, depletion and amortization of PP&E partially offset by an increase in accounts receivable of $13.7 million, of which $7.8 million relates to our Climate Control Business and $5.8 million relates to our Chemical Business primarily as the result of improved sales during the end of the second quarter of 2013 compared to the end of the fourth quarter of 2012.

Cash Flow from Continuing Investing Activities – Six Months Ended June 30, 2013

Net cash used by continuing investing activities for the first six months of 2013 was $68.9 million that consisted primarily of $82.6 million for capital expenditures of which $78.7 million is for the benefit of our Chemical Business partially offset by $14.0 million of proceeds from property insurance recovery associated with PP&E.

Cash Flow from Continuing Financing Activities – Six Months Ended June 30, 2013

Net cash provided by continuing financing activities for the first six months of 2013 was $29.7 million that primarily consisted of net proceeds from long-term debt of $39.8 million, largely relating to Secured Promissory Note, partially offset by payments totaling $10.2 million on short-term financing and long-term debt.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2012 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first half of 2013, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of June 30, 2013 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2013, we have agreed to indemnify the sureties for payments, up to $9.5 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2013.

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

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2012 Form 10-K, we had certain contractual obligations, with various maturity dates, related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	capital expenditures,

•	nitric acid plants project,

•	wastewater pipeline project,

•	operating leases,

•	firm purchase commitments and futures/forward contracts,

•	contractual obligations – carbon credits,

•	accrued contractual manufacturing, profit sharing and other obligations, and

•	other contractual obligations.

As discussed under “Issuance of Senior Secured Notes and Intended Use of Proceeds” and “Liquidity and Capital Resources”, on August 7, 2013, LSB sold $425 million aggregate principal amount of the Senior Secured Notes. The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014. A portion of the net proceeds from the Senior Secured Notes was used to pay off the outstanding principal balance of $66.6 relating to the Secured Term Loan. Using a portion of the net proceeds from the Senior Secured Notes, we will proceed with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. The estimated cost for this project ranges from $250 million to $300 million, of which $16.4 million has been incurred and capitalized at June 30, 2013. In addition, on February 1, 2013, Zena entered into a loan with a lender in the original principal amount of $35 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2013, we had no embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

At June 30, 2013, we had no outstanding contracts to purchase natural gas or futures/forward contracts for anhydrous ammonia, natural gas or copper.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2013, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At June 30, 2013, the fair value of these contracts (unrealized loss) was $1.4 million.

As of June 30, 2013 and December 31, 2012, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	the U.S. economy is poised for modest growth;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience moderate sales growth in the short-term;

•	our primary cash needs will be to fund our operations, our general obligations and capital expenditures;

•	funding our cash needs from the proceeds from the Senior Secured Notes, our working capital, internally generated cash flows, and insurance proceeds;

•	internally generated cash flows and liquidity could be affected by declines in sales volume, changes in the production efficiency of our facilities, and timing of insurance proceeds;

•	working interests as an economic hedge against a potential future rise in natural gas prices for a portion of future natural gas production requirements;

•	capital costs and expenses in connection with environmental regulatory issues;

•	accounting estimates and assumptions utilized as of June 30, 2013 could change in the near term;

•	our insurance bonds to expire or be renewed in 2013;

•	the amount and timing of committed and planned capital expenditures;

•	the amount and timing of Turnarounds;

•	the amount of advanced manufacturing energy credits to be utilized to partially offset our federal tax liability;

•	meeting all required covenant tests for the next twelve months;

•	costs relating to environmental and health laws and enforcement policies thereunder;

•	the monthly negative effect on operating results and nitric acid production capacity at the El Dorado Facility until the first half of 2015;

•	the cost for the ammonia plant, the new nitric acid plant and concentrator;

•	the amount to be incurred relating to our process safety management, reliability and mechanical integrity programs;

•	the current outlook for 2013 for our nitrogen fertilizer products and its impact on our results;

•	nitric acid production to be even lower due to mining industry market conditions which will impact sales but should have minimal impact on gross profit;

•	how use the net proceeds from Senior Secured Notes will be invested and used;

•	increases in Climate Control sales in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products;

•	the total amount of insurance recoveries;

•	increases in our insurance premiums and interest expenses;

•	the amount of fees relating to an engineering procurement and construction agreement;

•	the current outlook for construction activity for the markets we serve in the commercial/institutional and single-family residential sectors; and

•	the cost disadvantage of producing products from purchased ammonia, compared to products directly produced from natural gas, will continue to be significant for the medium and long-term.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	weather conditions,

•	material changes in key personnel or our work force generally,

•	the effects of terrorist attacks and other acts of violence or war, and natural disasters,

•	the Golsen Group’s effective control over the Company,

•	changes in our common stock or preferred stock,

•	changes to GAAP,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, including, but not limited to, environmental regulations, the American Reinvestment and Recovery act, or interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production rates of our facilities,

•	adverse results in our contingencies including pending litigation,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment resulting in downtime,

•	fire, explosions or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory final settlement with the EPA and/or DOJ,

•	inability to satisfactorily resolve claims with our insurance carriers,

•	obtaining or delays in obtaining necessary permits,

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2012 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2012 Form 10-K or in Item 1 of Part II of our March 31, 2013 Form 10-Q, except as follows:

•

In connection with a national enforcement initiative, the EPA has sent information requests pursuant to Section 114 of the Clean Air Act to most, if not all, of the operators of nitric acid plants in the U.S., including our El Dorado and Cherokee Facilities and the Baytown Facility. These information requests seek information about compliance with certain provisions of the Clean Air Act relating to construction and modification of facilities. If it is determined that the equipment in any of our nitric acid plants are not meeting the requirements of the Clean Air Act, our Chemical Business could be subject to penalties in an amount not to exceed $27,500 per day as to each plant not in compliance and be required to retrofit each facility with the “best available control technology.” During the later part of the second quarter of 2013, we negotiated an oral global agreement in principle with the EPA/DOJ to settle this matter. Settlement of this matter is subject to the parties entering into definitive settlement agreements and consent decrees and such being finalized after the notice and comment period. The proposed oral agreement in principle provides, among other things, the following:

•

all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon. We have already completed necessary modifications at two of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining six nitric acid plants;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000; and

•	a civil penalty to be paid by our Chemical Business in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ discussed below).

•

The ODEQ is conducting an investigation into whether the Pryor Facility was in compliance with certain rules and regulations of the ODEQ and the facility’s permit and whether the Pryor Facility’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. As of the date of this report, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of the ongoing investigation.

•

By letter dated April 19, 2013, ODEQ, based on its inspection of our Pryor Facility conducted in December 2012, identified 14 issues of alleged non-compliance and concern from the evaluation relating to federal and state air quality regulations, some of which were the subject of the ongoing investigation by ODEQ described above. ODEQ requested that PCC submit to ODEQ certain additional records regarding air emissions, calculations demonstrating compliance with certain air emissions, and a compliance plan providing for remedial measures for certain alleged noncompliance matters. ODEQ has advised PCC that compliance with such requests may allow PCC to avoid receipt of a notice of violation. PCC engaged in discussions with ODEQ to resolve all matters identified in the April 19, 2013, letter. On July 2, 2013, a settlement was reached to resolve the allegations of the April 19, 2013 letter. Three of the violations were already resolved through the global settlement with the EPA/DOJ discussed above, and ODEQ agreed to resolve the remaining 11 violations for $100,000 (which amount is included in the $725,000 civil penalty discussed above), with the settlement being addressed as an addition to the global settlement discussed above. This settlement is unrelated to the pending ODEQ investigation at the Pryor Facility described above which remains ongoing to our knowledge.

•

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing ammonium nitrate (“AN”) from EDC from time to time. LSB and EDC have received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. The lawsuits that have been filed name West Fertilizer and another supplier of AN as defendants, but neither EDC nor LSB have been named in any of these suits. EDC does not believe that its product was in storage at West Fertilizer at the time of the explosion. Furthermore, EDC does not believe that its product would have been a contributing factor in the explosion even if it had been stored at West Fertilizer at the time of the explosion. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter, which policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2012 Form 10-K, except as follows.

Despite continuing investment to upgrade and replace equipment on an ongoing basis, the age of facilities of our Chemical Business increases the risk for unplanned downtime which may be significant.

Our Chemical Business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. During the first half of 2013, certain of our chemical facilities continued to have planned and unplanned downtime as a result of certain maintenance and equipment issues. As an example, after the ammonia converter was replaced and the Pryor Facility resumed operations in April 2013, certain of its operations were out of production periodically during May, June and July 2013 for equipment repairs or maintenance. It is customary when performing major equipment replacements at a facility for there to be subsequent unplanned downtime in order to ensure the facility is running at appropriate levels and there is not undue stress due to chemical imbalances. As a result, we may experience additional downtime at the Pryor Facility in the future.

The equipment required for the manufacture of our chemical products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit. Although we utilize various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur. As a result, these planned and unplanned downtime events at our chemical facilities have in the past and could in the future adversely impact our operating results, liquidity and financial condition.

Current and future legislative or regulatory requirements impacting our Chemical Business may result in increased costs and decreased revenues, cash flows and liquidity or could have other negative impacts on our Chemical Business.

Our businesses are subject to numerous safety and environmental laws and regulations, primarily relating to our Chemical Business. The manufacture and distribution of chemical products are activities which entail safety and environmental risks and impose obligations under safety and environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous safety and environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

Changes to the production equipment at our chemical facilities as may be required in order to comply with safety and environmental regulations may require substantial capital expenditures.

Explosions and/or losses at other chemical facilities not owned by us could also result in new or additional legislation or regulatory changes, particularly relating to public safety, which could negatively impact our Chemical Business.

In summary, new or changed laws and regulations could have an adverse effect on our operating results, liquidity and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Third Amendment to AN Supply Agreement, dated effective April 9, 2013, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 1, 2013.

10.2	Eighth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 31, 2013, by and among LSB Industries, Inc., Consolidated Industries Corp., ThermaClime, L.L.C. and each of its subsidiaries that are Signatories, the Lenders signatory thereto and Wells Fargo Capital Finance, Inc., as the arranger and administrative agent for the Lenders.

10.3	Third Amendment to Nitric Acid Supply, Operating and Maintenance Agreement between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC, dated June 25, 2013. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS SUBJECT OF A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR THE PURPOSES OF THIS REQUEST.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of August 2013.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer