Form 10-Q
period 2013-09-30
LSB INDUSTRIES INC
filed 2013-11-06
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s voting common stock, as of October 31, 2013 was 22,519,503 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2013 is unaudited)

	September 30, 2013	December 31, 2012
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$139,653	$98,020
Restricted cash	31	31
Accounts receivable, net	83,499	82,801
Inventories:
Finished goods	28,748	36,851
Work in progress	3,449	3,576
Raw materials	26,196	24,546

Total inventories	58,393	64,973
Supplies, prepaid items and other:
Prepaid insurance	1,686	10,049
Precious metals	15,833	13,528
Supplies	13,086	9,855
Prepaid income taxes	8,881	—
Other	3,240	2,266

Total supplies, prepaid items and other	42,726	35,698
Deferred income taxes	3,293	3,224

Total current assets	327,595	284,747
Property, plant and equipment, net	386,451	281,871
Other assets:
Noncurrent restricted cash	110,015	—
Noncurrent restricted investments	169,988	—
Debt issuance costs, net	8,131	876
Other, net	11,825	9,118

Total other assets	299,959	9,994

	$1,014,005	$576,612

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2013 is unaudited)

	September 30, 2013	December 31, 2012
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,695	$68,333
Short-term financing	903	9,254
Accrued and other liabilities	36,148	34,698
Deferred gain on insurance recoveries	25,417	—
Current portion of long-term debt	12,167	4,798

Total current liabilities	140,330	117,083
Long-term debt	455,366	67,643
Noncurrent accrued and other liabilities	16,774	16,369
Deferred income taxes	27,259	21,020
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,831,055 shares issued (26,731,360 at December 31, 2012)	2,683	2,673
Capital in excess of par value	167,456	165,006
Retained earnings	229,511	212,192

	402,650	382,871
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	374,276	354,497

	$1,014,005	$576,612

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Nine and Three Months Ended September 30, 2013 and 2012

	Nine Months		Three Months
	2013	2012	2013	2012
	(In Thousands, Except Per Share Amounts)
Net sales	$530,252	$581,894	$177,350	$182,374
Cost of sales	417,262	438,528	128,441	149,187

Gross profit	112,990	143,366	48,909	33,187
Selling, general and administrative expense	74,685	65,988	25,069	21,711
Provisions for (recoveries of) losses on accounts receivable	182	(185)	(84)	(308)
Other expense	4,707	1,106	951	384
Other income	(1,715)	(837)	(170)	(489)

Operating income	35,131	77,294	23,143	11,889
Interest expense, net	6,662	3,800	5,395	1,489
Loss on extinguishment of debt	1,296	—	1,296	—
Non-operating other expense (income), net	(10)	(270)	(34)	2

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	27,183	73,764	16,486	10,398
Provisions for income taxes	9,967	27,110	6,345	3,857
Equity in earnings of affiliate	(452)	(510)	(109)	(169)

Income from continuing operations	17,668	47,164	10,250	6,710
Net loss (income) from discontinued operations	49	120	(10)	2

Net income	17,619	47,044	10,260	6,708
Dividends on preferred stocks	300	300	—	—

Net income applicable to common stock	$17,319	$46,744	$10,260	$6,708

Weighted-average common shares:
Basic	22,447	22,346	22,478	22,374

Diluted	23,587	23,528	23,597	23,552

Income (loss) per common share:
Basic:
Income from continuing operations	$0.78	$2.10	$0.46	$0.30
Net loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$0.77	$2.09	$0.46	$0.30

Diluted:
Income from continuing operations	$0.76	$2.01	$0.43	$0.28
Net loss from discontinued operations	(0.01)	(0.01)	—	—

Net income	$0.75	$2.00	$0.43	$0.28

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2013

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2012	26,731	$3,000	$2,673	$165,006	$212,192	$(28,374)	$354,497
Net income					17,619		17,619
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,184			1,184
Exercise of stock options	100		10	855			865
Excess income tax benefit associated with stock-based compensation				411			411

Balance at September 30, 2013	26,831	$3,000	$2,683	$167,456	$229,511	$(28,374)	$374,276

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing operating activities
Net income	$17,619	$47,044
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	49	120
Deferred income taxes	6,170	1,793
Depreciation, depletion and amortization of property, plant and equipment	20,062	14,857
Other	5,008	2,910
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(317)	(7,501)
Inventories	5,446	(6,422)
Prepaid and accrued income taxes	(9,459)	5,309
Other supplies, prepaid items and other	2,839	4,638
Accounts payable	(7,141)	3,588
Customer deposits	(3,693)	7,735
Other current and noncurrent liabilities	6,695	(691)
Deferred gain on insurance recoveries	2,000	—

Net cash provided by continuing operating activities	45,278	73,380
Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(113,727)	(61,613)
Acquisition of working interests in natural gas properties	(9,205)	—
Proceeds from property insurance recoveries associated with property, plant and equipment	23,671	—
Proceeds from sales of property and equipment	1,439	213
Proceeds from short-term investments	—	20,037
Purchase of short-term investments	—	(10,032)
Deposits of current and noncurrent restricted cash	(110,015)	(23)
Purchase of noncurrent restricted investments	(169,988)	—
Payments on contractual obligations—carbon credits	—	(180)
Other assets	(818)	(398)

Net cash used by continuing investing activities	(378,643)	(51,996)

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Nine Months Ended September 30, 2013 and 2012

	2013	2012
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from senior secured notes, net of pay off of secured term loan and fees	$350,957	$—
Proceeds from other long-term debt, net of fees	39,825	—
Payments on other long-term debt	(6,657)	(5,830)
Payments of debt issuance costs	(1,607)	(88)
Payments on short-term financing	(8,351)	(5,077)
Proceeds from revolving debt facility	—	209,238
Payments on revolving debt facility	—	(209,238)
Payments on loans secured by cash value of life insurance policies	—	(1,918)
Proceeds from exercise of stock options	865	543
Excess income tax benefit associated with stock-based compensation	411	353
Acquisition of redeemable preferred stock	—	(39)
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	375,143	(12,356)
Cash flows of discontinued operations:
Operating cash flows	(145)	(184)

Net increase (decrease) in cash and cash equivalents	41,633	8,844
Cash and cash equivalents at beginning of period	98,020	124,929

Cash and cash equivalents at end of period	$139,653	$133,773

Supplemental cash flow information:
Cash payments for income taxes, net of refunds	$12,865	$19,596
Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$250	$11,415
Other assets, accounts payable and long-term debt associated with additions of property, plant and equipment	$19,488	$9,379
Long-term debt associated with additions of capitalized internal-use software and software development (included in other assets)	$2,775	$—
Secured term loan extinguished	$66,563	$—
Debt issuance costs incurred associated with senior secured notes	$6,498	$—
Debt issuance costs written off associated with secured term loan	$630	$—
Prepayment premium incurred associated with secured term loan	$666	$—

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2013 and for the nine and three-month periods ended September 30, 2013 and 2012 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products, certain downtime events associated with our chemical facilities, and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Reclassifications—Reclassifications have been made in our condensed consolidated balance sheet at December 31, 2012 to conform to our condensed consolidated balance sheet at September 30, 2013, which reclassifications combined various current asset line items and combined various noncurrent other asset line items. These reclassifications did not impact the total amount of current assets or noncurrent other assets at December 31, 2012. In addition, reclassifications have been made in our condensed consolidated statement of cash flows for the nine months ended September 30, 2012 to conform to our condensed consolidated statement of cash flows for the nine months ended September 30, 2013, which reclassifications combined various operating activities line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the nine months ended September 30, 2012.

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

Cash and Cash Equivalents—Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents. At September, 30, 2013, the cash and cash equivalents balance exceeded the FDIC-insured limits by approximately $40 million. All of these cash balances were held by financial institutions within the U.S.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Capitalized Interest—Interest cost on borrowings incurred during a significant construction or development project is capitalized primarily in property, plant and equipment (“PP&E”). Capitalized interest is added to the underlying asset and amortized over the estimated useful lives of the assets.

Noncurrent Restricted Cash—Noncurrent restricted cash consists of cash and cash equivalent balances that are designated by us for specific purposes relating to capital projects. All of these cash balances were held by financial institutions within the U.S.

Noncurrent Restricted Investments—Noncurrent restricted investments consist of investment balances that are designated by us for specific purposes relating to capital projects. At September 30, 2013, the balance includes investments of $130 million of U.S. Treasury bills with an original maturity of 13 weeks and $40 million of certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in these U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost, which approximates fair value. The investments in certificates of deposits are carried at cost, which approximates fair value. The investments in certificates of deposits exceeded the FDIC-insured limits by approximately $40 million. All of these investments were held by financial institutions within the U.S.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income	$17,619	$47,044	$10,260	$6,708
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—

Total dividends on preferred stocks	(300)	(300)	—	—

Numerator for basic net income per common share—net income applicable to common stock	17,319	46,744	10,260	6,708
Dividends on preferred stocks assumed to be converted, if dilutive	300	300	—	—

Numerator for diluted net income per common share	$17,619	$47,044	$10,260	$6,708

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,446,557	22,346,112	22,477,974	22,373,731
Effect of dilutive securities:
Convertible preferred stocks	916,666	917,119	916,666	916,666
Stock options	223,352	264,965	202,645	261,341

Dilutive potential common shares	1,140,018	1,182,084	1,119,311	1,178,007

Denominator for diluted net income per common share—adjusted weighted-average shares and assumed conversions	23,586,575	23,528,196	23,597,285	23,551,738

Basic net income per common share	$0.77	$2.09	$0.46	$0.30

Diluted net income per common share	$0.75	$2.00	$0.43	$0.28

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Stock options	249,000	254,000	243,000	254,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Change in Accounting Estimate

As discussed in Note 13- Property and Business Interruption Insurance Claims and Recoveries, we have filed certain business interruption claims with our insurance carriers. For financial reporting purposes, management is required to make estimates and assumptions relating to our business interruption insurance claims and associated recoveries. These estimates and assumptions include determining the amount of extra expenses that have been incurred during the business interruption period and that are at least probable of approval by our insurance carriers for an insurance recovery. Based primarily on negotiations with our insurance carriers concerning our insurance claims, during the three months ended September 30, 2013, we changed our estimates and recognized a business interruption insurance recovery of approximately $2.6 million as a reduction of cost of sales associated with a change in accounting estimate. For three months ended September 30, 2013, the effect of this change in accounting estimate increased net income by $1.6 million (basic and diluted net income per share by $.07).

Note 4: Accounts Receivable, net

Our accounts receivables, net, consists of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)
Trade receivables	$80,411	$72,505
Insurance claims	2,602	10,059
Other	1,031	873

	84,044	83,437
Allowance for doubtful accounts	(545)	(636)

	$83,499	$82,801

One of our subsidiaries, El Dorado Chemical Company (“EDC”), is party to an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2014, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of September 30, 2013, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 5: Inventories

At September 30, 2013 and December 31, 2012, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,577,000 and $1,818,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $1,831,000 and $975,000 at September 30, 2013 and December 31, 2012, respectively.

Changes in our inventory reserves are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$2,793	$1,783	$2,509	$1,737
Provisions for losses	1,134	337	899	293
Write-offs and disposals	(519)	(93)	—	(3)

Balance at end of period	$3,408	$2,027	$3,408	$2,027

The provision for losses is included in cost of sales in the accompanying condensed consolidated statements of income.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Current and Noncurrent Accrued and Other Liabilities

Our current and noncurrent accrued and other liabilities consist of the following:

	September 30, 2013	December 31, 2012
	(In Thousands)
Deferred revenue on extended warranty contracts	$7,292	$7,007
Accrued warranty costs	7,212	6,172
Accrued interest	6,150	569
Accrued payroll and benefits	6,062	6,612
Customer deposits	4,496	8,189
Other	21,710	22,518

	52,922	51,067
Less noncurrent portion	16,774	16,369

Current portion of accrued and other liabilities	$36,148	$34,698

Note 7: Accrued Warranty Costs

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Balance at beginning of period	$6,172	$5,370	$6,944	$6,078
Amounts charged to costs and expenses	5,860	5,062	1,849	1,718
Costs incurred	(4,820)	(4,356)	(1,581)	(1,720)

Balance at end of period	$7,212	$6,076	$7,212	$6,076

Note 8: Asset Retirement Obligations

Currently, we have various requirements relating to the disposal of wastewater generated at certain of our Chemical Business facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At September 30, 2013 and December 31, 2012, our accrued liability for AROs was $187,000 and $154,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2013	2012
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
Senior Secured Notes (B)	425,000	—
Secured Promissory Note (C)	31,205	—
Secured Term Loan (B)	—	68,438
Other, with a current weighted-average interest rate of 4.75%, most of which is secured primarily by machinery, equipment and real estate	11,328	4,003

	467,533	72,441
Less current portion of long-term debt	12,167	4,798

Long-term debt due after one year	$455,366	$67,643

(A) Our wholly-owned subsidiary, ThermaClime, L.L.C. (“ThermaClime”) and certain of its wholly-owned subsidiaries (the “Borrowers”), are parties to a senior secured revolving credit facility (the “Working Capital Revolver Loan”). On July, 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). The Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of Senior Secured Notes discussed in (B) below. Upon the Amended Working Capital Revolver Loan becoming effective, the principal amount that ThermaClime and its subsidiaries may borrow on a revolving basis increased from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral as discussed in (B) below. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At September 30, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. As of September 30, 2013, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $63.3 million. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Amended Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full. The terms of the Amended Working Capital Revolver Loan provided that ThermaClime could prepay a term loan agreement (the “Secured Term Loan”) as discussed in (B) below.

The Amended Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	engage in sale-leaseback transactions;

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Long-Term Debt (continued)

•	make other restricted payments, including, without limitation, investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	declare dividends and distributions to LSB;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose assets.

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

(B) On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule144A under the Act. LSB received net proceeds of approximately $351 million, after the payoff of the Secured Term Loan (discussed below), commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the Senior Secured Notes and as collateral agent, and will receive customary compensation from us for such services.

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

Those subsidiaries that provided guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Secured Notes by such guarantor;

•	the sale or other disposition, including by way of merger or otherwise, of its capital stock or of all or substantially all of the assets, of such guarantor; or

•	LSB’s exercise of its legal defeasance option or its covenant defeasance option as described in the Indenture with LSB’s obligations under the Indenture discharged in accordance with the Indenture.

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

The Senior Secured Notes will be secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred. At September 30, 2013, the carrying value of the assets secured on a first-priority basis was approximately $272 million and the carrying value of the assets secured on a second-priority basis was approximately $213 million.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Long-Term Debt (continued)

Except under certain conditions, the Senior Secured Notes are not redeemable before August 1, 2016. On or after such date, LSB may redeem the Senior Secured Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on August 1st of the year set forth below:

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

As discussed above, approximately $67.2 million of the proceeds from Senior Secured Notes was used to pay all outstanding borrowings, including the prepayment premium, under the Secured Term Loan. As a result of the payoff of the Secured Term Loan, we incurred a loss on extinguishment of debt of $1.2 million, consisting of the prepayment premium and writing off unamortized debt issuance costs.

In conjunction with the Senior Secured Notes, we entered into an amendment to the Working Capital Revolver Loan as discussed in (A) above.

In connection with the Senior Secured Notes, LSB entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we have agreed to use our reasonable best efforts to file with the SEC a registration statement (“Registration Statement”) on an appropriate form with respect to a registered offer to exchange the notes for new notes with terms substantially identical in all material respects to the notes, cause the Registration Statement to be declared effective under the Securities Act, and complete the exchange within 180 days after the effective date of such Registration Statement. We are also obligated to update the Registration Statement by filing a post-effective amendment. If the exchange offer is not completed on or prior to the expiration of 365 days from August 7, 2013 (the date of closing) and under certain other conditions, the annual interest rate on the notes will be increased by (i) 0.25% (or approximately $3,000 per day) for the first 90 day period immediately following such default and (ii) an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date such default ends, up to a maximum increase of 1.00% (or approximately $12,000 per day).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Long-Term Debt (continued)

(C) On February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note are being used for general working capital purposes. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at September 30, 2013 was 3.26%. The loan is secured by the Working Interests and related properties and proceeds.

Note 10: Commitments and Contingencies

Purchase and Sales Commitments—During the nine months ended September 30, 2013, amendments were made to the following significant purchase and sales commitments.

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

Capital Project Commitments—During November 2012, EDC entered into an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at the El Dorado Facility. In addition, EDC plans to construct a separate nitric acid concentrator. The estimated construction cost for this project is approximately $120 million, of which $35.9 million has been incurred and capitalized at September 30, 2013.

Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. During August 2013, a subsidiary of EDC entered into an agreement with SAIC Constructors, LLC to engineer and construct the ammonia plant and certain support facilities. The estimated construction cost for this project ranges from $250 million to $300 million, of which $29.8 million has been incurred and capitalized at September 30, 2013.

Legal Matters—Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our operations are subject to numerous environmental laws (“Environmental Laws”) and to other federal, state and local laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and safety risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to our Chemical Business have in the past resulted, and could in the future result, in compliance expenses, cleanup costs, penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Commitments and Contingencies (continued)

effluents at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of September 30, 2013, our accrued liabilities for environmental matters totaled $1,150,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 8 – Asset Retirement Obligations.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC has appealed the District Court’s decision. We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals will continue to be an issue now that the pipeline discussed below is operational.

During 2012, EDC settled an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit. Initially the Administrative Complaint sought a penalty of $124,000 for alleged violations through December 31, 2010, but was settled by EDC for $100,000 and the EPA/DOJ indicated that any alleged violations from and after January 1, 2011, would be addressed at a later date. Thereafter, the DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at September 30, 2013.

The City of El Dorado, Arkansas (the “City”) has constructed a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area entered into a funding agreement and operating agreement with the City, pursuant to which each party agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC has funded a portion of the construction of the pipeline that is owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC’s share of the funding for the capital cost in connection with the construction of the pipeline was approximately $4.0 million, of which costs have been incurred and capitalized as of September 30, 2013. The City completed the construction of the pipeline during the third quarter of 2013, and EDC began utilizing the pipeline during September 2013. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually. The initial term of the operating agreement is through December 2053.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Commitments and Contingencies (continued)

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2013, in connection with this matter.

2. Air Matters

In connection with a national enforcement initiative, the EPA has sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado Facility, our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) and the Baytown Facility operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years. These information requests were to enable the EPA to determine whether these facilities are in compliance with certain provisions of the Clean Air Act. If the EPA were successful in establishing that any of our chemical facilities were in violation of the Clean Air Act, the EPA could assess civil penalties of up to $27,500 per day and require the facility to retrofit with the “best available control technology.”

During the second quarter of 2013, we negotiated an oral global agreement in principle with the EPA/DOJ to settle this matter, although a few issues are still being negotiated. Settlement of this matter is subject to the parties entering into definitive settlement agreements and consent decrees and such being finalized after the notice and comment period. The proposed oral agreement in principle provides, among other things, the following:

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

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000 and have included this amount in our accrued liabilities for environmental matters discussed above; and

•

a civil penalty will be paid by our Chemical Business in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ discussed below), which amount is included in our accrued liabilities for environmental matters discussed above.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC has submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question and has and continues to cooperate with the ODEQ in connection with this investigation. However, on February 20, 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. As of September 30, 2013, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of this ongoing investigation.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Commitments and Contingencies (continued)

EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter, which policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. As of September 30, 2013, no liability has been established in connection with this matter, but we have incurred professional fees of $168,000 being applied against our self-insured retention amount.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At September 30, 2013, our accrued general liability insurance claims were $205,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits

We have two classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”) and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition, as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer. The assets for carbon credits are accounted for on a fair value basis as discussed below. Also, the contractual obligations to give the related proceeds to Bayer are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts, when applicable. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2013 and December 31, 2012, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At September 30, 2013, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.57%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At September 30, 2013 and December 31, 2012, the valuations ($1.00 and $0.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At September 30, 2013, we did not have any futures/forward copper contracts requiring mark-to-market accounting. At December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound. At September 30, 2013 and December 31, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities, when applicable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the nine months ended September 30, 2013 and 2012, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for its costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The carbon credits are accounted for on a fair value basis, and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a firm sales commitment to sell the carbon credits). At September 30, 2013, we had approximately 625,000 carbon credits (a minimal amount at December 31, 2012), all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities, when applicable.

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013 Using
Description	Total Fair Value At September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2012
	(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$79
Carbon credits	625	—	—	625	91

Total	$625	$—	$—	$625	$170

Liabilities—Current and noncurrent accrued and other liabilities:
Contractual obligations -carbon credits	$625	$—	$—	$625	$91
Interest rate contracts	1,374	—	1,374	—	1,874

Total	$1,999	$—	$1,374	$625	$1,965

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(In Thousands)
Beginning balance	$91	$42	$(91)	$(42)	$625	$42	$(625)	$(42)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	546	248	(546)	(248)	—	248	—	(248)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(12)	(66)	—	—	—	(66)	—	—
Settlements	—	—	12	66	—	—	—	66

Ending balance	$625	$224	$(625)	$(224)	$625	$224	$(625)	$(224)

Realized and unrealized net gains (losses) included in earnings and the income statement classifications are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales—Commodities contracts	$(275)	$85	$—	$157
Cost of sales—Foreign exchange contracts	—	(19)	—	(11)
Other income—Carbon credits	546	248	—	248
Other expense—Contractual obligations relating to carbon credits	(546)	(248)	—	(248)
Interest expense—Interest rate contracts	(1)	(515)	(90)	(186)

	$(276)	$(449)	$(90)	$(40)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Change in unrealized gains (losses) relating to contracts still held at period end:
Cost of sales—Commodities contracts	$—	$85	$—	$171
Other income—Carbon credits	534	184	—	184
Other expense—Contractual obligations relating to carbon credits	(534)	(184)	—	(184)
Interest expense—Interest rate contracts	500	206	75	(20)

	$500	$291	$75	$151

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At September 30, 2013 and December 31, 2012, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At September 30, 2013, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million. The valuation is classified as Level 2 and is based on the range of ask/bid prices (103.5 to 104.5) for these notes but are currently traded in a limited and low volume market since these notes have not yet been registered. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Note 12: Income Taxes

Provisions for income taxes are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)
Current:
Federal	$3,000	$21,405	$2,216	$3,964
State	797	3,912	500	639

Total Current	3,797	25,317	2,716	4,603

Deferred:
Federal	5,536	1,556	3,256	(664)
State	634	237	373	(82)

Total Deferred	6,170	1,793	3,629	(746)

Provisions for income taxes	$9,967	$27,110	$6,345	$3,857

For the nine and three months ended September 30, 2013 and 2012, the current provisions for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes, including the benefit related to the retroactive tax relief for certain tax provisions that expired in 2012 as discussed below. For the nine and three months ended September 30, 2013 and 2012, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective tax rate for 2013 includes the impact of permanent tax differences, such as the domestic manufacturer’s deduction, the advanced energy credit and other permanent items. In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law reduced the current provision for the nine months ended September 30, 2013 and impacted the estimated effective tax rate for 2013.

The tax provision for the nine months ended September 30, 2013 and 2012 was approximately $10.0 million (38% of pre-tax income, excluding the impact of the 2012 retroactive tax benefits) and $27.1 million (36% of pre-tax income), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of September 30, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position, results of operations and cash flows.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Property and Business Interruption Insurance Claims and Recoveries

El Dorado Facility

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% strength nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provided for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers. The engineering firm representing our insurance carriers determined that the DSN plant was not destroyed by the explosion and was repairable. However, we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through September 30, 2013, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

As of September 30, 2013, our insurance carriers approved and funded unallocated payments totaling $60 million. We received correspondence associated with the $40 million received in 2013, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights. For financial reporting purposes, we allocated $48 million to our property insurance claim and $12 million to our business interruption claim primarily based on negotiations with our insurance carriers concerning our claims.

The $48 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $24.6 million. The insurance recovery in excess of the recoverable costs of $23.4 million was deferred (included in deferred gain on insurance recoveries at September 30, 2013) since it is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

The insurance recovery of $12 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $12.7 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012, $0.7 million during the first quarter of 2013, $0.5 million during the second quarter of 2013, and $4.2 million during the third quarter of 2013). The recoverable costs in excess of the insurance recovery of $0.7 million was included in accounts receivable at September 30, 2013 since this amount relates to recoverable costs, which we were able to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved. See additional information regarding the conclusion of insurance claims relating to this event discussed under Note 17—Subsequent Events.

Cherokee Facility

On November 13, 2012, a pipe ruptured within our Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed. Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Property and Business Interruption Insurance Claims and Recoveries (continued)

As of September 30, 2013, our insurance carriers approved and funded payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13 million as a reduction to cost of sales ($10.1 million during the first quarter of 2013 and $2.9 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $2.0 million was deferred (included in deferred gain on insurance recoveries at September 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of September 30, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim.

It is possible that the actual future development of the insurance claims discussed above could be different from our current allocations and estimates.

Note 14: Other Expense, Other Income and Non-Operating Other Expense (Income), net

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(In Thousands)
Other expense:
Dismantle and demolition expense (1)	$2,364	$—	$264	$—
Miscellaneous penalties	806	—	10	—
Losses on sales and disposals of property and equipment	677	667	677	116
Realized and unrealized losses on contractual obligations associated with carbon credits	546	248	—	248
Miscellaneous expense (2)	314	191	—	20

Total other expense	$4,707	$1,106	$951	$384

Other income:
Realized and unrealized gains on carbon credits	$546	$248	$—	$248
Settlements of litigation and potential litigation (3)	545	—	—	—
Gains (losses) on sales and disposals of property and equipment	—	—	(179)	—
Miscellaneous income (2)	624	589	349	241

Total other income	$1,715	$837	$170	$489

Non-operating other expense (income), net:
Interest income	$(64)	$(70)	$(52)	$(22)
Miscellaneous income (2)	—	(263)	—	—
Miscellaneous expense (2)	54	63	18	24

Total non-operating other expense (income), net	$(10)	$(270)	$(34)	$2

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Other Expense, Other Income and Non-Operating Other Expense (Income), net (continued)

(1)	Amount relates to the dismantling and demolition of certain plant and equipment at our chemical facilities.
(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amount relates primarily to a settlement reached associated with a class action insurance brokerage antitrust litigation.

Note 15: Segment Information

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(In Thousands)
Net sales:
Chemical (1)	$303,017	$372,551	$104,199	$110,212
Climate Control	217,490	198,286	69,863	67,982
Other	9,745	11,057	3,288	4,180

	$530,252	$581,894	$177,350	$182,374

Gross profit: (2)
Chemical (1) (3)	$39,116	$78,789	$24,610	$11,291
Climate Control	70,553	60,892	23,168	20,457
Other	3,321	3,685	1,131	1,439

	$112,990	$143,366	$48,909	$33,187

Operating income: (4)
Chemical (1) (3)	$20,259	$67,023	$17,680	$7,529
Climate Control	24,387	20,007	8,547	6,856
General corporate expenses and other business operations, net (5)	(9,515)	(9,736)	(3,084)	(2,496)

	35,131	77,294	23,143	11,889
Interest expense, net (6)	6,662	3,800	5,395	1,489
Loss on extinguishment of debt	1,296	—	1,296	—
Non-operating other expense (income), net:
Chemical	(1)	(1)	(1)	(1)
Climate Control	—	(1)	—	(1)
Corporate and other business operations	(9)	(268)	(33)	4
Provisions for income taxes	9,967	27,110	6,345	3,857
Equity in earnings of affiliate-Climate Control	(452)	(510)	(109)	(169)

Income from continuing operations	$17,668	$47,164	$10,250	$6,710

(1)	During the first nine months of 2013, our Chemical Business experienced downtime at the Cherokee, El Dorado and Pryor Facilities resulting in lost production and significant adverse effect on operating results. During the first nine months of 2012, our Chemical Business also experienced downtime at the El Dorado and Pryor Facilities that adversely affected operating results. Also see Note 13—Property and Business Interruption Insurance Claims and Recoveries.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	During the nine and three months ended September 30, 2013, our Chemical Business recognized a recovery of precious metals of $4.6 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15: Segment Information (continued)

(4)	Our chief operating decision makers use operating income by business segment for purposes of making decisions, which include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses and other business operations, net. General corporate expenses and other business operations, net, consist of unallocated portions of gross profit, SG&A, other income and other expense.
(5)	The amounts included are not allocated to our Climate Control and Chemical Businesses since these items are not included in the operating results reviewed by our chief operating decision makers for purposes of making decisions as discussed above. A detail of these amounts are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
		(In Thousands)
Gross profit-Other	$3,321	$3,685	$1,131	$1,439
Selling, general and administrative:
Personnel costs	(7,520)	(7,829)	(2,331)	(2,299)
Professional fees	(3,436)	(3,250)	(1,226)	(881)
All other	(2,426)	(2,639)	(652)	(857)

Total selling, general and administrative	(13,382)	(13,718)	(4,209)	(4,037)
Other income	587	302	—	107
Other expense	(41)	(5)	(6)	(5)

Total general corporate expenses and other business operations, net	$(9,515)	$(9,736)	$(3,084)	$(2,496)

(6)	During the nine and three months ended September 30, 2013, interest expense is net of capitalized interest of $2.1 million and $1.2 million, respectively.

Information about our total assets by business segment is as follows:

	September 30,	December 31,
	2013	2012
	(In Thousands)
Chemical	$806,315	$394,479
Climate Control	152,635	139,526
Corporate assets and other	55,055	42,607

Total assets	$1,014,005	$576,612

Note 16: Related Party Transactions

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Related Party Transactions (continued)

Appointment of New Director

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. At the 2013 annual meeting of stockholders held in May, Mr. Benham was elected to serve with the class of directors having a term that will expire in 2016. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first nine months of 2013, we incurred approximately $5,734,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. In August 2013, we negotiated an Engineering Procurement and Construction Agreement with SAIC Constructors, LLC, a subsidiary of SAIC, to engineer and construct the ammonia plant and certain support facilities. We expect SAIC Constructor’s fees in connection with this agreement to be approximately $22 million.

Note 17: Subsequent Events

Conclusion of Insurance Claims—El Dorado Facility As discussed in Note 13—Property and Business Interruption Claims and Recoveries, we filed insurance claims for property damage and business interruption losses in connection with the May 15, 2012, explosion of a reactor in the 98% strength nitric acid plant at the El Dorado Facility. Effective October 23, 2013, we settled these claims with our insurance carriers for the aggregate amount of $113 million, comprised of $60 million previously paid to us and $53 million to be paid to us within 30 days from October 23, 2013. When realized, an insurance recovery of approximately $76 million (including $23 million deferred gain at September 30, 2013) will be recognized as income associated with this settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our September 30, 2013 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fluid and various other products. For the first nine months of 2013, approximately 57% of our consolidated net sales relates to the Chemical Business compared to 64% for the first nine months of 2012.

•

Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma. For the first nine months of 2013, approximately 41% of our consolidated net sales relates to the Climate Control Business compared to 34% for the first nine months of 2012.

Issuance of Senior Secured Notes and Intended Use of Proceeds

As discussed below under “Liquidity and Capital Resources,” on August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a private placement.

LSB has used or intends to use the proceeds, net of commissions and fees, from the sale of the Senior Secured Notes, as follows:

•	$67.2 million was used to pay all outstanding borrowings, including the prepayment penalty, under a term loan agreement (the “Secured Term Loan”); and

•

the balance is being used for general corporate purposes, including the construction of an ammonia plant, nitric acid plant, and concentrator at the El Dorado Facility; improvement of reliability, mechanical integrity, and safety at our chemical facilities; and the development of our acquired natural gas leaseholds during the next three years.

Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. The estimated construction cost for this project ranges from $250 million to $300 million, of which $29.8 million has been incurred and capitalized at September 30, 2013 as discussed below under “Liquidity and Capital Resources—Capital Expenditures”. We have filed for permits with the Arkansas Department of Environmental Quality (“ADEQ”) and the United States Environmental Protection Agency (“EPA”) for the construction of the ammonia plant, the 65% strength nitric acid plant, and the 98% concentrator.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes are currently invested in highly rated money market funds, certificates of deposit and U.S. Treasury bills.

The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s subsidiaries and are collateralized with a substantial portion of LSB and its subsidiaries assets, except the guarantees by Zena Energy L.L.C. (“Zena”) and El Dorado Nitric Company and its subsidiaries (“EDN”) are not secured by any of Zena or EDN’s assets.

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

Chemical Business—Our Chemical Business’ primary markets are agricultural, industrial and mining. During the first nine months of 2013, sales were $303.0 million or 19% lower than the first nine months of 2012. Due primarily to the significant downtime at certain of our chemical facilities, as discussed below under “Downtime at Certain Chemical Facilities and Related Programs,” the corresponding impact on production, sales (in volumes and dollars) were lower in all three of our primary markets compared to the same period in 2012.

In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. Nitrogen fertilizer prices are currently lower than the same time a year ago, due to significant increase in urea being exported by China, along with projections of high corn and wheat production compared to a year ago. Based on the USDA’s Crop Production and World Demand Estimates reports, the updated production figures for corn and wheat would be a new record for the U.S. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins, although lower, are still strong. However, the fertilizer outlook could change if there are unanticipated changes in domestic fertilizer production capacity, acres planted of crops requiring fertilizer, unfavorable weather conditions or continued low selling prices and continuation of imported urea. Our industrial acids sales volume is dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemical Council, the outlook for these three sectors is generally positive. Our sales prices vary with the market price of our feedstock cost of ammonia or sulfur as applicable in our pricing arrangements with customers. Our mining sales volume is being impacted by lower customer demand for industrial grade AN, which we believe is due to higher coal inventories and natural gas being a more attractive alternative feedstock than coal for utility companies. As reported by the U.S. Department of Energy, during 2013, coal production was down in nearly every coal producing region compared to the same period in 2012.

We use natural gas to produce anhydrous ammonia in two of our four facilities, which ammonia is used to produce nitrogen fertilizer and industrial products, and sold in its original form. We also produce agricultural grade and industrial grade AN from purchased ammonia, which cost is significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers and industrial AN producers that produce from natural gas. Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the design, engineering and construction of an ammonia plant at the El Dorado Facility.

Climate Control Business—Sales for the first nine months of 2013 were $217.5 million, or 10% higher than the same period in 2012, including a 15% increase in hydronic fan coil sales and a 12% increase in geothermal and water source heat pump sales (both increases were associated with a higher number of units shipped, unit pricing and product mix) partially offset by a 6% decrease in other HVAC sales. From a market sector perspective, the sales increase was due to a 12% improvement in commercial/institutional product sales, whereas sales of residential products were flat. The improvement in commercial/institutional sales in the first nine months is primarily due to higher new construction activity in those sectors, which resulted in higher customer order intake in the current and preceding periods for our commercial/institutional products for most of our product lines. For the first nine months of 2013, order levels of our products increased in both residential products and commercial/institutional products, up 2% and 1%, respectively. Information available from the McGraw-Hill Construction Market forecast indicates that construction activity for the markets we serve in the commercial/institutional sector are expected to increase in aggregate during 2013 although still significantly below pre-recession levels. The McGraw-Hill Construction Market forecast has also indicated construction growth in the single-family residential sector for 2013, also remaining significantly below pre-recession levels.

Results for the Third Quarter of 2013

Our consolidated net sales for the third quarter of 2013 were $177.4 million, a decrease of $5.0 million compared to the same period of 2012. The sales decrease included a decrease of $6.0 million in our Chemical Business, partially offset by an increase of $1.9 million in our Climate Control Business.

Our consolidated operating income was $23.1 million for the third quarter of 2013, an increase of $11.3 million compared to the same period of 2012. The increase in operating income included an increase of $10.2 million in our Chemical Business.

Our resulting effective income tax rate for the third quarter of 2013 was approximately 38% compared to 36% for the same period in 2012.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline. As discussed above, we are proceeding with the plan to construct an anhydrous ammonia plant at the El Dorado Facility, subject to receiving the required permits.

Our Chemical Business sales for the third quarter of 2013 were $104.2 million, a decrease of $6.0 million compared to the same period of 2012, which includes a $14.5 million decrease in mining products sales, a $6.3 million decrease in industrial acids and other products sales partially offset by a $13.4 million increase in agricultural products sales.

The percentage change in sales (volume and dollars) for the third quarter of 2013 compared to the third quarter of 2012 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	81%	40%
Industrial acids and other	9%	(14)%
Mining	(46)%	(45)%
Total weighted-average change	12%	(7)%

Our agricultural sales increased primarily due to the improved production of ammonia and UAN at our Cherokee and Pryor Facilities partially offset by lower sales prices for agricultural products.

Industrial acids sales increased as all of our plants at the El Dorado Facility were in operation compared to the same period in 2012 when the remaining acid plants were being repaired. The decrease in sales dollars was primarily due to lower feedstock cost of ammonia in our pricing agreements with certain customers.

The decrease in mining sales volume is primarily due to lower customer demand for industrial grade AN in the U.S. and customers favoring lower cost suppliers utilizing natural gas-based product economics compared to purchased ammonia at the El Dorado Facility. However, a portion of the mining sales decline did not impact gross profit due to a certain supply agreement with a customer that includes a contractual obligation to purchase a minimum quantity and allows us to recover our costs plus a profit irrespective of the volume of products sold.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, for which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. Management considers these working interests as an economic hedge against the potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. During the third quarter of 2013, the average prices for those commodities compared to the third quarter of 2012 were as follows:

	2013	2012
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$3.55	$2.87

Ammonia average price based upon low Tampa price per metric ton	$488	$696

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

The Chemical Business’ operating income for the third quarter of 2013 was $17.7 million compared to $7.5 million for the same period of 2012. The increase in operating income was primarily due to higher sales volume. Our Pryor and El Dorado Facilities were both impacted by unplanned downtime during the third quarter of 2012 and our Cherokee Facility performed a Turnaround during the third quarter of 2012. In addition, during the third quarter of 2013, we recognized a precious metals recovery of $4.6 million and insurance recoveries of $4.2 million. See discussion as to certain claims and recoveries under our insurance policies below under “Property and Business Interruption Insurance Claims and Recoveries.” Although operating income increased in the third quarter of 2013 compared to the same quarter of 2012, the 2013 results were negatively affected by lower than expected production at the Pryor Facility due to intermittent production issues as discussed below, lower selling prices for most products, higher natural gas feedstock prices and higher expenses to implement enhanced process risk management, reliability and mechanical integrity.

During the third quarter of 2013, the Pryor Facility experienced problems within its ammonia production process that limited production rates. For the quarter, the Pryor Facility’s ammonia production was 45,000 tons, or approximately 75% of expected production. Our new monitoring diagnostics identified certain conditions indicating that the plant required maintenance. Therefore during October, 2013, we began an unplanned maintenance procedure. We expect to complete the maintenance in November 2013. In addition as discussed below, nitric acid production capacity at the El Dorado Facility will continue to be approximately 20% lower than the production capacity prior to the DSN plant explosion until the construction of the new nitric acid plant and concentrator is completed and begins production.

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

We have filed draft permits with the ADEQ and EPA for the new 65% strength nitric acid plant, the new 98% concentrator, the new ammonia plant, and the associated infrastructure. These draft permits are in the public comment and EPA review stage of the approval process.

Climate Control Business

Our Climate Control sales for the third quarter of 2013 were $69.9 million, or approximately $1.9 million higher than the same period of 2012, and included an approximate $5.2 million increase in geothermal and water source heat pump sales, a $0.5 million increase in hydronic fan coil sales partially offset by a $3.8 million decrease in other HVAC sales. From a market sector perspective, the increase included a $1.1 million improvement in residential product sales and a $0.8 million improvement in commercial/institutional product sales. Although there was an increase in residential product sales during the quarter primarily related to the timing of customers shipments, we believe the balance of 2013 will not improve significantly over the prior year due to the soft conditions in the residential segment we serve, as well as reduced consumer interest in energy savings as a result of relatively stable/low electricity and natural gas prices.

We continue to follow economic indicators and monitor their potential impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Hospitality

•	Healthcare

•	Retail

•	Government

•	Industrial

During the third quarter of 2013, approximately 81% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 19% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2013	2012	2013	2012	2013	2012
	(In Millions)
First Quarter	$67.5	$62.9	$70.3	$62.8	$57.3	$47.4
Second Quarter	$65.4	$66.8	$77.3	$67.5	$48.9	$50.2
Third Quarter	$64.6	$65.6	$69.9	$68.0	$46.3	$51.3
Fourth Quarter		$66.9		$67.9		$55.5

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

For October 2013, our new orders received were approximately $25 million and our backlog was approximately $48 million at October 31, 2013.

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

Downtime at Certain Chemical Facilities and Related Programs

During 2012 and lasting into 2013, our Chemical Business encountered a number of significant issues or events including: an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture at the Cherokee Facility in November 2012 that damaged the ammonia plant, and mechanical issues at the Pryor Facility, all resulting in lost production and a significant adverse effect on our sales, operating income and cash flow for 2012 and for the first nine months of 2013.

For the first nine months of 2013, we estimate the cumulative negative effect on our operating income from these incidents and issues to be approximately $61 million to $74 million, including lost absorption and gross profit margins, based on current market conditions, net of $18.4 million of business interruption insurance recoveries recognized as a reduction to cost of sales.

Although the events are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. For 2013, we expect to incur expenses of approximately $5.0 million to $5.5 million in connection with this program, of which $3.7 million was incurred during the first nine months of 2013. The program also includes the installation of additional automation and improved diagnostics.

El Dorado Facility—During May, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was damaged beyond repair and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. The DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, will be replaced with a new 65% strength nitric acid plant and a 98% concentrator. The engineering and design of the new nitric acid plant and concentrator is in process, and most equipment has been ordered as discussed below under “Liquidity and Capital Resources—Capital Expenditures.”

We believe the cumulative adverse effect on operating income for the reduced nitric acid production at the El Dorado Facility for the first nine months of 2013 was an estimated $3 million to $4 million, including lost absorption and gross profit margins, based on current market conditions, net of insurance recoveries of $5.4 million recorded as a reduction to cost of sales as discussed below. In addition, we estimate that the monthly negative effect on operating income at the El Dorado Facility will approximate $1 million to $3 million until the new 65% strength nitric acid plant and the 98% concentrator are constructed and begin production during 2015. The estimated combined construction cost for the new nitric acid plant and concentrator is approximately $120 million, of which $35.9 million has been capitalized as of September 30, 2013. These new plants are designed to be more efficient.

Cherokee Facility—During November, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed that directly reduced our net sales and gross profit margins. The Cherokee Facility restarted in May 2013 and has been running consistently at historical production rates since resuming production, with normal interruptions for maintenance.

For the first nine months of 2013, we believe the cumulative adverse impact to our operating income for the unplanned downtime at the Cherokee Facility was an estimated $17 million to $22 million, including lost absorption and gross profit margins, based on current market conditions, net of insurance recoveries of $13 million recorded as a reduction to cost of sales as discussed below.

Pryor Facility—During November 2012, production was stopped at the primary ammonia plant to perform unplanned maintenance on a compressor. During this downtime, we also replaced the ammonia converter and restarted the primary ammonia plant in the last half of April 2013; however, after the facility resumed production, certain of its operations were out of production periodically for equipment repairs and maintenance. We continue to address the periodic outages as they occur. As a result, the Pryor Facility had less than design rate production of ammonia and UAN during the first nine months of 2013 that directly reduced our net sales and gross profit margins.

For the first nine months of 2013, we believe the cumulative adverse impact to our operating income due to the downtime at the Pryor Facility was an estimated $41 million to $48 million (an estimated $4 million to $6 million for the third quarter of 2013), including lost absorption and gross profit, based on current market conditions.

Property and Business Interruption Insurance Claims and Recoveries

El Dorado Facility

Our insurance policy provided, for the policy period covering the claim relating to the explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers. The engineering firm representing our insurance carriers determined that the DSN plant was not destroyed by the explosion and was repairable. However, we have concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator.

As of September 30, 2013, our insurance carriers approved and funded unallocated payments totaling $60 million. For financial reporting purposes, we allocated $48 million to our property insurance claim and $12 million to our business interruption claim primarily based on negotiations with our insurance carriers concerning our claims.

The $48 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $24.6 million. The insurance recovery in excess of the recoverable costs of $23.4 million was deferred (included in deferred gain on insurance recoveries at September 30, 2013) since it is considered a gain contingency.

The insurance recovery of $12 million allocated to the business interruption claim was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) totaling $12.7 million as a reduction to cost of sales ($7.3 million during the fourth quarter of 2012, $0.7 million during the first quarter of 2013, $0.5 million during the second quarter of 2013, and $4.2 million during the third quarter of 2013). The recoverable costs in excess of the insurance recovery of $0.7 million was included in accounts receivable at September 30, 2013 since this amount relates to recoverable costs, which we were able to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved.

Subsequent to September 30, 2013, we settled our claims with our insurance carriers relating to the explosion at the El Dorado Facility for the aggregate amount of $113 million effective October 23, 2013, comprised of $60 million previously paid to us and $53 million to be paid to us within 30 days from October 23, 2013. When realized, an insurance recovery of approximately $76 million (including the $23.4 million deferred gain at September 30, 2013) will be recognized as income associated with this settlement.

Cherokee Facility

Our insurance policy provides, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provides for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result a pipe rupture at the Cherokee Facility in November 2012 that damaged the ammonia plant, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers. We estimate the total amount of property and business interruption insurance recoveries relating to this event will range from $39 million to $41 million, net of deductibles, of which $15 million has been received as of September 30, 2013.

As of September 30, 2013, our insurance carriers approved and funded payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13 million as a reduction to cost of sales ($10.1 million during the first quarter of 2013 and $2.9 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $2.0 million was deferred (included in deferred gain on insurance recoveries at September 30, 2013) since a portion of this amount relates to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized if, and when, realized or realizable and earned.

As of September 30, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim.

It is possible that the actual development of the insurance claims discussed above could be different from our current allocations and estimates. Due to the increase in the total value of property, plant and equipment (“PP&E”) and the insurance claims discussed above relating to our Chemical Business, our insurance premiums have increased and are expected to increase in future periods.

Liquidity and Capital Resources

The following table sets forth our cash and cash equivalents, noncurrent cash and investments, long-term debt and stockholders’ equity:

	September 30,	December 31,
	2013	2012
	(In Millions)
Cash and cash equivalents	$139.7	$98.0
Noncurrent restricted cash and investments (1)	280.0	—

	$419.7	$98.0

Long-term debt:
Senior Secured Notes	$425.0	$—
Secured Promissory Note	31.2	—
Secured Term Loan	—	68.4
Other	11.3	4.0

Total long-term debt, including current portion	$467.5	$72.4

Total stockholders’ equity	$374.3	$354.5

Long-term debt to stockholders’ equity ratio (2)	1.2	0.2

(1)	This balance includes U.S. Treasury bills with an original maturity of 13 weeks and certificates of deposits with an original maturity no longer than approximately 26 weeks. All of these investments were held by financial institutions within the U.S.
(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash or noncurrent restricted cash and investments to pay down debt.

As of September 30, 2013, our cash, cash equivalents and noncurrent restricted cash and investments totaled $419.7 million. In addition as discussed below, our $100 million revolving credit facility is currently undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2013 through 2015, we have extensive committed and planned capital expenditures. Our primary cash needs for this period of time will be to fund these capital expenditures, as well as, our operations, our general obligations, and our interest payment requirements. We expect to fund these cash needs from our noncurrent restricted cash and investments, working capital, internally generated cash flows, and insurance proceeds. See additional discussions below under “Capital Expenditures” and “Loan Agreements-Terms and Conditions.” Our internally generated cash flows and liquidity have been and could be affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and changes in the production efficiency of our facilities. In addition, our cash flows and liquidity have been and will continue to be affected by the timing of these insurance proceeds.

As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds” and below under “Loan Agreements-Terms and Conditions,” on August 7, 2013, LSB closed the transaction whereby LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a private placement.

LSB has used or intends to use the proceeds of $418 million, net of commissions and fees, from the sale of the Senior Secured Notes, as follows:

•	$67.2 million was used to pay all outstanding borrowings, including the prepayment penalty, under the Secured Term Loan; and

•

the balance is being used for general corporate purposes, including the construction of an ammonia plant, nitric acid plant, and concentrator at the El Dorado Facility; improvement of reliability, mechanical integrity, and safety at our chemical facilities; and the development of our acquired natural gas leaseholds during the next three years.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes are invested in highly rated money market funds, certificates of deposit and U.S. Treasury bills.

In connection with the closing, LSB entered into an indenture (the “Indenture”) governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions discussed below under “Loan Agreements-Terms and Conditions.”

Also as discussed below under “Loan Agreements-Terms and Conditions,” our wholly-owned subsidiary, ThermaClime and certain of its wholly-owned subsidiaries (the “Borrowers”), are parties to the Working Capital Revolver Loan. On July 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). On August 7, 2013, the Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of the Senior Secured Notes. The Amended Working Capital Revolver Loan increased the principal amount the Borrowers may borrow on a revolving basis from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At September 30, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At September 30, 2013, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $63.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.

Due to the overall increase in our outstanding long-term debt, our interest payment obligations have increased and will continue during future periods, of which a portion has and will be capitalized.

As discussed below under “Loan Agreements-Terms and Conditions”, on February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million.

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

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of September 30, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.5 million accrued for various uncertain tax liabilities at September 30, 2013.

Capital Expenditures

Capital Expenditures-First Nine Months of 2013

Cash used for capital expenditures (including acquisition of working interests in natural gas properties for $9.2 million) during the first nine months of 2013 was $122.9 million, including $117.4 million for the benefit of our Chemical Business and $5.4 million for the benefit of our Climate Control Business. The Chemical Business capital expenditures relate primarily to expenditures to replace or rebuild damaged PP&E discussed above under “Downtime at Certain Chemical Facilities and Related Programs” and certain capital projects discussed below under “Committed and Planned Capital Expenditures,” but also includes approximately $1.8 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from working capital, insurance proceeds and third-party financing. Due to the increase in the amount of capital expenditures incurred and committed, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during the remainder of 2013.

Committed and Planned Capital Expenditures

	Committed
	2013			2014 and thereafter			Planned Uncommitted			Total
	(In Millions)
Chemical	$50	-	$60	$285	-	$305	$110	-	$120	$445	-	$485
Climate Control	1	-	2	—	-	—	5	-	10	6	-	12
Other	4	-	8	10	-	15	—	-	—	14	-	23

	$55	-	$70	$295	-	$320	$115	-	$130	$465	-	$520

Our committed capital expenditures are the capital projects that have been approved by management as of September 30, 2013 and include projects which are already in progress and funded, projects supported by cost benefit analysis, or projects necessary to replace damaged assets. The additional planned capital expenditures are subject to economic conditions and continued review by management. The amount of planned capital expenditures may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process. Some of the committed and planned capital expenditures are subject to obtaining necessary permits.

At September 30, 2013, we had committed capital expenditures as indicated in the table above. The committed expenditures include $85 million to $95 million for a new 65% strength nitric acid plant and concentrator at the El Dorado Facility to replace the lost production from the DSN plant explosion; $200 million to $240 million relating to the ammonia production plant at the El Dorado Facility discussed below under “Ammonia Plant”; and $14 million to $16 million for the replacement of our enterprise financial and operations management software.

At September 30, 2013, we also had additional planned capital expenditures as indicated in the table above. The additional planned capital expenditures for the Chemical Business include $20 million to $25 million for the ammonia production plant at our El Dorado Facility and $35 million to $40 million in additional capital expenditures to fully develop acquired natural gas leaseholds during the next three years.

The committed and planned capital expenditures include $10 million to $15 million associated with environmental laws, regulations and guidelines.

We plan to fund the committed and planned capital expenditures from noncurrent restricted cash and investments, working capital, internally generated cash flows, and insurance proceeds.

Ammonia Plant

Our El Dorado Facility produces nitric acid in various concentrations and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the addition of an anhydrous ammonia production plant at the El Dorado Facility. During August 2013, a subsidiary of EDC entered into an agreement with SAIC Constructors, LLC to engineer and construct the ammonia plant and certain support facilities. The estimated construction cost of this project ranges from $250 million to $300 million ($29.8 million has been incurred and capitalized at September 30, 2013) and requires an estimated 24-36 months to complete. We have filed for permits with the ADEQ and EPA for the new ammonia plant.

Purchase of Additional Gas Working Interest

As previously reported, during the third quarter of 2013, Zena, which is a subsidiary within our Chemical Business, acquired certain additional working interests in natural gas properties located in the Marcellus Shale in Wyoming County, Pennsylvania. The purchase represents an increase from 7.7% to 9.7% in the average net revenue interest for proven reserves in the same natural gas properties purchased by Zena in October 2012. The purchase price for the additional working interest paid by Zena was $9.2 million in cash, which was funded using our existing working capital. The acquisition of the additional working interest in the natural gas properties is part of the Chemical Business’ hedging strategy to protect against rising natural gas prices for a limited amount of our natural gas requirements. We are not the operator of these natural gas properties.

Wastewater Pipeline

The El Dorado Facility generates process wastewater, which is subject to a wastewater discharge permit issued by the ADEQ, which permit is generally renewed every five years. The City of El Dorado, Arkansas (the “City”) has constructed a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area entered into a funding agreement and operating agreement with the City, pursuant to which each party agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC has funded a portion of the construction of the pipeline that is owned by the City because it believes that it will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. EDC’s share of the capital cost for the construction of the pipeline was approximately $4.0 million, of which costs have been incurred and capitalized as of September 30, 2013. The City completed the construction of the pipeline during the third quarter of 2013, and EDC began utilizing the pipeline during September 2013. EDC’s estimated share of the annual operating costs of the pipeline is $100,000 to $150,000. The initial term of the operating agreement is through December 2053.

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

During the latter part of the second quarter of 2013, we negotiated an oral global agreement in principle with the EPA/DOJ to settle this matter, although a few issues are still being negotiated. Settlement of this matter is subject to the parties entering into definitive settlement agreements and consent decrees and such being finalized after the notice and comment period. The proposed oral agreement in principle provides, among other things, the following:

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

•	a civil penalty will be paid by our Chemical Business in the amount of $725,000.

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

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $4.1 million in the first nine months of 2013 in connection with environmental regulatory issues. For the remainder of 2013, we expect to incur expenses ranging from $1.0 million to $1.3 million in connection with known environmental regulatory issues. However, it is possible that the actual costs could be significantly different than our estimates.

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

Loan Agreements—Terms and Conditions

Senior Secured Notes—As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds,” on August 7, 2013, LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule144A under the Act. LSB received net proceeds of approximately $351 million, after the payoff of the Secured Term Loan, commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, and UMB Bank will also act as the collateral agent, in connection with the Senior Secured Notes, and will receive customary compensation from us for such services.

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

Those subsidiaries that provided guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such guarantor as an unrestricted subsidiary;

•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Secured Notes by such guarantor;

•	the sale or other disposition, including by way of merger or otherwise, of its capital stock or of all or substantially all of the assets, of such guarantor; or

•	LSB’s exercise of its legal defeasance option or its covenant defeasance option as described in the Indenture with LSB’s obligations under the Indenture discharged in accordance with the Indenture.

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

Except under certain conditions, the Senior Secured Notes are not redeemable before August 1, 2016. On or after such date, LSB may redeem the Senior Secured Notes at its option, in whole or in part, upon not less than 30 nor more than 60 days notice, at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on August 1st of the year set forth below:

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

Amended Working Capital Revolver Loan—Our wholly-owned subsidiary, ThermaClime, and certain of its wholly-owned subsidiaries (the “Borrowers”), are parties to the Working Capital Revolver Loan. On July 31, 2013, we entered into an amendment to the Working Capital Revolver Loan, which amends our existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). The Amended Working Capital Revolver Loan became effective concurrently with the closing of the issuance of Senior Secured Notes discussed above. Upon the Amended Working Capital Revolver Loan becoming effective, the principal amount that ThermaClime and its subsidiaries may borrow on a revolving basis increased from up to $50.0 million to up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the secured guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At September 30, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

At September 30, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At September 30, 2013, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $63.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.

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

The Amended Working Capital Revolver Loan requires ThermaClime to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of September 30, 2013, as defined in the agreement, the fixed charge coverage ratio was 14 to 1. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ (which does not include LSB) ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	engage in sale-leaseback transactions;

•	make other restricted payments, including, without limitation, investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	declare dividends and distributions to LSB;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose assets.

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

Secured Promissory Note—On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into the Secured Promissory Note with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the original acquisition by Zena of Working Interests in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note were used to reimburse our general working capital. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points (but not below 3.00% per annum) with a final balloon payment of $15.3 million. The interest rate at September 30, 2013 was 3.26%. The loan is secured by the Working Interests and related properties and proceeds.

Secured Term Loan—As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds,” we used $67.2 million of the proceeds from the sale of the Senior Secured Notes to pay all outstanding borrowings, including the prepayment penalty, under the Secured Term Loan.

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

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. Mr. Benham will serve with the class of directors having a term ending at the 2013 annual meeting of stockholders, which will be held on May 23, 2013. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $127,000 with SAIC Energy for engineering services relating to our chemical facilities. During the first nine months of 2013, we incurred approximately $5,734,000 with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. Currently, SAIC is quoting on additional engineering projects.

As discussed above under “Liquidity and Capital Resources—Capital Expenditures”, a subsidiary of EDC entered into an Engineering Procurement and Construction Agreement with SAIC Constructors, LLC, a subsidiary of SAIC, to engineer and construct an ammonia plant and certain support facilities at the El Dorado Facility. We expect SAIC Constructor’s fees in connection with this agreement to be approximately $22 million.

Results of Operations

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$139,943	$177,061	$(37,118)	(21.0)%
Industrial acids and other chemical products	109,219	123,258	(14,039)	(11.4)%
Mining products	48,825	72,232	(23,407)	(32.4)%
Natural gas	5,030	—	5,030	100.0%

Total Chemical	$303,017	$372,551	$(69,534)	(18.7)%

Gross profit—Chemical	$39,116	$78,789	$(39,673)	(50.4)%

Gross profit percentage—Chemical (1)	12.9%	21.1%	(8.2)%

Operating income—Chemical	$20,259	$67,023	$(46,764)	(69.8)%

(1)	As a percentage of net sales

Net Sales—Chemical

•	Agricultural products sales decreased primarily due to the downtime experienced at our Cherokee and Pryor Facilities and lower sales prices for nitrogen fertilizer.

•

Industrial acids and other chemical products sales decreased primarily as the result of a Turnaround performed at our Baytown Facility to coincide with a significant customer’s planned maintenance outage as well as the unplanned downtime at our Cherokee Facility and reduction in production at our El Dorado Facility.

•

Mining products sales decreased primarily due to lower volumes as the result of the downtime experienced at the Cherokee Facility and the lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies partially offset by a higher average feedstock cost of ammonia passed through to our customers pursuant to contractual pricing agreements.

•

Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 and August 2013 by a subsidiary within our Chemical Business. Management considers these working interests as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

The decrease in gross profit was primarily due to lower sales volume, unabsorbed fixed overhead costs and costs associated with purchased ammonia and other products to meet some of our customers’ needs, all of which are primarily attributable to the downtime experienced at certain of our facilities, partially offset by approximately $18 million business interruption insurance recovery recognized and approximately $5 million in recoveries of precious metals during the first nine months of 2013. Additionally, nitrogen fertilizer sale prices were down and natural gas feedstock costs increased. During the first nine months of 2012, the estimated cumulative impact from the downtime experienced at our Pryor and El Dorado Facilities was approximately $21 million.

Operating Income—Chemical

The decrease in operating income includes the decrease in gross profit as discussed above. Additionally, other net expenses increased approximately $3 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility. Selling, general and administrative expenses increased approximately $4 million primarily due to consulting and other fees related to the DSN plant and a maintenance management project at our Pryor Facility.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$138,009	$123,346	$14,663	11.9%
Hydronic fan coils	48,813	42,285	6,528	15.4%
Other HVAC products	30,668	32,655	(1,987)	(6.1)%

Total Climate Control	$217,490	$198,286	$19,204	9.7%

Gross profit—Climate Control	$70,553	$60,892	$9,661	15.9%

Gross profit percentage—Climate Control (1)	32.4%	30.7%	1.7%

Operating income—Climate Control	$24,387	$20,007	$4,380	21.9%

(1)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our geothermal and water source heat pump products increased primarily as a result of a 16% improvement in sales of our commercial/institutional products with an increase in number of units sold and higher unit pricing associated with product mix due to higher beginning backlog related to the increase in new product orders. Residential product sales were consistent with the prior year. During the first nine months of 2013, we continued to maintain a market share leadership position of approximately 41%, based on preliminary market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils increased primarily due to an increase in the number of units sold, unit pricing and product mix. During the first nine months of 2013, we continued to have a market share leadership position of approximately 31% based on preliminary market data supplied by the AHRI.

•	Net sales of our other HVAC products decreased primarily as a result of decline sales of our large custom air handlers partially offset by increased sales of our modular chillers.

Gross Profit—Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume and unit pricing and change in product mix as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above partially offset by higher variable selling expenses of $1.6 million (including warranty of $0.8 million, freight of $0.5 million, and commission of $0.3 million) primarily as the result of higher sales volume, increased consulting fees of $1.1 million primarily for services focused on future process and cost savings improvements, and increased personnel costs of $2.5 million primarily related to the increase in the number of employees and healthcare benefits partially offset by a $0.7 million decrease in advertising.

Interest Expense, net

Interest expense for the first nine months of 2013 was $6.7 million compared to $3.8 million for the same period in 2012. The increase is due primarily to the issuance of the Senior Secured Notes as discussed above under “Loan Agreements – Terms and Conditions” partially offset by $2.1 million of capitalized interest during the first nine months of 2013.

Loss on Extinguishment of Debt

As the result of the payoff of the Secured Term Loan in August 2013, we incurred a loss on extinguishment of debt of $1.2 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision For Income Taxes

The provision for income taxes for the first nine months of 2013 was approximately $10.0 million compared to an income tax provision of $27.1 million for the same period in 2012. The resulting effective tax rate for the first nine months of 2013 and 2012 was 38% (excluding the benefit of $0.5 million associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012) and 36%, respectively.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended September 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$46,671	$33,230	$13,441	40.4%
Industrial acids and other chemical products	38,884	45,149	(6,265)	(13.9)%
Mining products	17,354	31,833	(14,479)	(45.5)%
Natural gas	1,290	—	1,290	100.0%

Total Chemical	$104,199	$110,212	$(6,013)	(5.5)%

Gross profit—Chemical	$24,610	$11,291	$13,319	118.0%

Gross profit percentage—Chemical (1)	23.6%	10.2%	13.4%

Operating income—Chemical	$17,680	$7,529	$10,151	134.8%

(1)	As a percentage of net sales

Net Sales—Chemical

•	Agricultural products sales increased primarily due to improved production of ammonia at UAN at our Cherokee and Pryor Facilities partially offset by lower sales prices for agricultural products.

•

Industrial acids and other chemical products sales decreased primarily as the result of lower feedstock cost of ammonia passed through on certain of our contractual pricing agreements with customers partially offset by an increase in sales volume primarily due to all of our plants (except the concentrated nitric acid plant) at the El Dorado Facility were in operation compared to the third quarter of 2012.

•

Mining products sales decreased primarily due to lower customer demand as the result of customers favoring lower cost suppliers utilizing natural gas-based economics compared to purchased ammonia at the El Dorado Facility.

•	Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 and August 2013 by a subsidiary within our Chemical Business.

Gross Profit—Chemical

The increase in gross profit was primarily due to increased sales volume, approximately $5 million in recoveries of precious metals, and approximately $4 million business interruption insurance recovery recognized during the third quarter of 2013. The above increase was partially offset by lower nitrogen product selling prices and higher natural gas feedstock costs.

Operating Income—Chemical

The increase in operating income includes the increase in gross profit as discussed above. This increase was partially offset by an increase in other net expenses of approximately $1 million primarily due to the disposal of certain capital assets primarily associated with maintenance projects performed at our facilities. Also selling, general and administrative expenses increased approximately $2 million primarily due to professional, consulting and other fees.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

				Percentage
	2013	2012	Change	Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$46,624	$41,478	$5,146	12.4%
Hydronic fan coils	16,151	15,639	512	3.3%
Other HVAC products	7,088	10,865	(3,777)	(34.8)%

Total Climate Control	$69,863	$67,982	$1,881	2.8%

Gross profit—Climate Control	$23,168	$20,457	$2,711	13.3%

Gross profit percentage—Climate Control (1)	33.2%	30.1%	3.1%

Operating income—Climate Control	$8,547	$6,856	$1,691	24.7%

(2)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our geothermal and water source heat pump products increased primarily as a result of a 14% improvement in sales of our commercial/institutional products with an increase in number of units sold and higher unit pricing associated with product mix due to higher beginning backlog and strong product orders during the third quarter of 2013. In addition, residential sales increased for the quarter by 10% primarily attributable to the timing of customer scheduled shipments and higher backlog entering the third quarter of 2013.

•	Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold.

•

Net sales of our other HVAC products declined primarily as the result of decreased sales of our large custom air handlers and our engineering and construction services partially offset with increased sales of our modular chillers.

Gross Profit—Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume and unit pricing and change in product mix as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above, partially offset by higher personnel costs of $1.1 million including an increase in the number of employees and healthcare benefits, consulting fees of $0.2 million for services focused on future process and cost savings improvements and $0.2 million for outside marketing services partially offset by a $0.3 million decrease in advertising.

Interest Expense, net

Interest expense for the third quarter of 2013 was $5.4 million compared to $1.5 million for the same period in 2012. The increase is due primarily to the issuance of the Senior Secured Notes as discussed above under “Loan Agreements – Terms and Conditions” partially offset by $1.2 million of capitalized interest during the third quarter of 2013.

Loss on Extinguishment of Debt

As the result of the payoff of the Secured Term Loan in August 2013, we incurred a loss on extinguishment of debt of $1.2 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision For Income Taxes

The provision for income taxes for the third quarter of 2013 was $6.3 million compared to an income tax provision of $3.9 million for the same period in 2012. The resulting effective tax rate was 38% for the third quarter of 2013 compared to the 36% for the same period in 2012.

Cash Flow From Continuing Operating Activities – Nine Months Ended September 30, 2013

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

For the first nine months of 2013, net cash provided by continuing operating activities was $45.3 million primarily as the result of net income of $17.6 million plus an adjustment of $20.1 million for depreciation, depletion and amortization of PP&E.

Cash Flow from Continuing Investing Activities – Nine Months Ended September 30, 2013

Net cash used by continuing investing activities for the first nine months of 2013 was $378.6 million that consisted primarily of $280.0 million used for restricted cash and investments designated by management for specific capital projects primarily relating to our Chemical Business, $113.7 million for expenditures for PP&E of which $108.2 million is for the benefit of our Chemical Business, and $9.2 million for working interests in natural gas properties by our Chemical Business partially offset by $23.7 million of proceeds from property insurance recovery associated with PP&E.

Cash Flow from Continuing Financing Activities – Nine Months Ended September 30, 2013

Net cash provided by continuing financing activities for the first nine months of 2013 was $375.1 million that primarily consisted of net proceeds from long-term debt of $389.2 million, largely relating to the Senior Secured Notes and the Secured Promissory Note, partially offset by payments totaling $15.0 million on short-term financing and long-term debt.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2012 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first nine months of 2013, we did not experience a material change in accounting estimates except for a change in estimate relating to certain business interruption insurance claims and associated recoveries. As discussed under “Property and Business Interruption Insurance Claims and Recoveries”, we have filed certain business interruption claims with our insurance carriers. For financial reporting purposes, management is required to make estimates and assumptions relating to our business interruption insurance claims and associated recoveries. These estimates and assumptions include determining the amount of extra expenses that have been incurred during the business interruption period and that are at least probable of approval by our insurance carriers for an insurance recovery. Based primarily on negotiations with our insurance carriers concerning our insurance claims, during the three months ended September 30, 2013, we changed our estimates and recognized a business interruption insurance recovery of approximately $2.6 million as a reduction of cost of sales associated with a change in accounting estimate. For three months ended September 30, 2013, the effect of this change in accounting estimate increased net income by $1.6 million (basic and diluted net income per share by $.07). However, it is reasonably possible that the estimates and assumptions utilized as of September 30, 2013 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2013, we have agreed to indemnify the sureties for payments, up to $8.5 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2013.

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

As discussed under “Issuance of Senior Secured Notes and Intended Use of Proceeds” and “Liquidity and Capital Resources”, on August 7, 2013, LSB sold $425 million aggregate principal amount of the Senior Secured Notes. The Senior Secured Notes bear interest at the rate of 7.75% per year (annual interest payments totaling $32.9 million) and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014. A portion of the proceeds from the Senior Secured Notes was used to pay off the outstanding principal balance of $66.6 relating to the Secured Term Loan. Using a portion of the net proceeds from the Senior Secured Notes, we are proceeding with the design, engineering, and construction of an ammonia plant at the El Dorado Facility. The estimated construction cost for this project ranges from $250 million to $300 million, of which $29.8 million has been incurred and capitalized at September 30, 2013. In addition, on February 1, 2013, Zena entered into a loan with a lender in the original principal amount of $35 million. Also see discussions concerning other committed and planned capital expenditures under “Liquidity and Capital Resources.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2013, we had minimal embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

At September 30, 2013, we had no outstanding contracts to purchase natural gas or futures/forward contracts for anhydrous ammonia, natural gas or copper.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2013, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At September 30, 2013, the fair value of these contracts (unrealized loss) was $1.4 million.

As of September 30, 2013 and December 31, 2012, the estimated fair value of our variable and fixed rate debt was not significantly different than the debt’s carrying value, except for the Senior Secured Notes. At September 30, 2013, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	the U.S. economy is poised for modest growth;

•	shipping substantially all of the orders of our Climate Control Business’ backlog within the next twelve months;

•	the Climate Control Business to experience moderate sales growth in the short-term;

•	our primary cash needs will be to fund capital expenditures, our operations, our general obligations and interest payment requirements;

•	funding our cash needs from noncurrent restricted cash and investments, working capital, internally generated cash flows, and insurance proceeds;

•	internally generated cash flows and liquidity could be affected by declines in sales volume, changes in the production efficiency of our facilities, and timing of insurance proceeds;

•	working interests as an economic hedge against a potential future rise in natural gas prices for a portion of future natural gas production requirements;

•	capital costs and expenses in connection with environmental regulatory issues;

•	accounting estimates and assumptions utilized as of September 30, 2013 could change in the near term;

•	our insurance bonds to expire or be renewed in 2013;

•	the amount and timing of committed and planned capital expenditures and the funding of these expenditures;

•	the amount and timing of Turnarounds;

•	meeting all required covenant tests for the next twelve months;

•	costs relating to environmental and health laws and enforcement policies thereunder;

•	the negative effect on operating results and nitric acid production capacity at the El Dorado Facility;

•	the cost for the ammonia plant, the new nitric acid plant and concentrator;

•	the amount to be incurred relating to our process safety management, reliability and mechanical integrity programs;

•	the current outlook for the balance of 2013 in our Climate Control and Chemical Businesses;

•	how use the net proceeds from Senior Secured Notes will be invested and used;

•	increases in Climate Control sales in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products;

•	the total amount of insurance recoveries and impact on income;

•	increases in our insurance premiums, interest payments and depreciation, depletion and amortization;

•	the amount of fees relating to an engineering procurement and construction agreement;

•	the current outlook for construction activity for the markets we serve in the commercial/institutional and single-family residential sectors; and

•	the cost disadvantage of producing products from purchased ammonia, compared to products directly produced from natural gas, will continue to be significant for the medium and long-term.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	weather conditions,

•	material changes in key personnel or our work force generally,

•	the effects of terrorist attacks and other acts of violence or war, and natural disasters,

•	the Golsen Group’s effective control over the Company,

•	changes in our common stock or preferred stock,

•	changes to GAAP,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	changes in federal, state and local laws and regulations, including, but not limited to, environmental regulations, the American Reinvestment and Recovery act, or interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	changes in competition,

•	the loss of any significant customer,

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with production equipment,

•	changes in the production rates of our facilities,

•	adverse results in our contingencies including pending litigation,

•	inability to obtain necessary raw materials and purchased components,

•	material changes in accounting estimates,

•	significant problems with our production equipment resulting in downtime,

•	fire, explosions or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	inability to negotiate a satisfactory final settlement with the EPA and/or DOJ,

•	inability to satisfactorily resolve claims with our insurance carriers,

•	obtaining or delays in obtaining necessary permits,

•	other factors described in the MD&A contained in this report, and

•

other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2012 Form 10-K and in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2013 and this quarterly report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2012 Form 10-K or in Item 1 of Part II of our March 31, 2013 and June 30, 2013 Form 10-Qs.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2012 Form 10-K or June 30, 2013 Form 10-Q, except as follows.

We may be required to modify or expand our operating, sales and reporting procedures and install additional equipment for our Chemical Business in order to comply with current and possible future government regulations.

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

In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the United States Congress, the U.S. Department of Homeland Security (“DHS”) has published in the August 3, 2011 Federal Register a Notice of Proposed Rulemaking. This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials and certain other new requirements. We and other parties affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product. It is reasonably possible that compliance with the final regulation may be required during 2014.

On August 1, 2013, the Obama Administration issued Executive Order 13650 addressing the safety and security of chemical facilities in response to recent incidents involving chemicals such as the April 2013 explosion at West, Texas. The Obama Administration is directing federal agencies to enhance existing regulations and make recommendations to the U.S. Congress to develop new laws that may affect our Chemical Business.

Potential increase of imported ammonium nitrate from Russia.

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

Under the Russian Order, every shipment of Russian fertilizer grade AN imported into the U.S. is subject to an antidumping duty cash deposit of approximately 254% of the value of the imports unless and until a review process is completed at the Commerce Department through which a Russian producer or exporter may demonstrate that it is not dumping to that extent and is entitled to a different rate. Two Russian producers of AN have requested such reviews and may be assigned a lower duty rate as early as May 2014. Russian producers have also attempted to argue that certain ammonium nitrate products are outside the coverage or “scope” of the Russian antidumping proceeding. Recently one of the Russian producers sought a ruling that one of its AN products was outside the scope of the case. In August 2013, the Commerce Department released its final ruling that the product is covered by the scope of the antidumping duty order against ammonium nitrate from Russia. The Russian producer has appealed this decision to the Court of International Trade. There is no set timetable for completion of the appeal, but it would be expected to take roughly nine to twelve months before the court issues a ruling.

In 2011 the Commerce Department and the U.S. International Trade Commission also completed a “sunset review” of the Russian Order to determine whether it should continue to remain in effect. Both agencies decided that the Russian Order is still needed to address unfair trade in Russian AN, and, as a result, the Russian Order will remain in place for at least an additional five years, until 2016.

There is also an outstanding antidumping duty order against AN from Ukraine (“Ukrainian Order”), which was similarly subject to a “sunset review” by the same two agencies in 2012 and 2013. In September 2012, the Commerce Department found that without the order, Ukrainian AN would continue to be sold at unfairly traded prices in the United States In May 2013, the International Trade Commission unanimously determined that the Ukrainian Order remains necessary to address unfair trade in Ukrainian AN.

For 2012, net sales of fertilizer grade AN accounted for 30% and 9% of our Chemical Business net sales and consolidated net sales, respectively. If the antidumping orders are changed, as discussed above, these changes could result in a substantial increase in the amount of imported AN sold in the U.S. at prices less than the U.S. producers are required to charge in order to cover their cost plus a profit, and could have an adverse effect on our revenues and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

4.1	Indenture, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein, UMB Bank, n.a., as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed August 14, 2013.

4.2	Registration Rights Agreement, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, filed August 14, 2013.

10.1	Eighth Amendment to the Amended and Restated Loan and Security Agreement, dated as of July 31, 2013, by and among LSB Industries, Inc., Consolidated Industries Corp., ThermaClime, L.L.C. and each of its subsidiaries that are Signatories, the Lenders signatory thereto and Wells Fargo Capital Finance, Inc., as the arranger and administrative agent for the Lenders, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2013.

10.2	Intercreditor Agreement by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 14, 2013.

10.3	Engineering Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 15, 2013.

10.4	Purchase and Sale Agreement, dated August 28, 2013, between Hat Creek Energy LLC, Citrus Energy Appalachia, LLC, Troy Energy Investments, LLC, and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 30, 2013. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.5	Agreement, dated effective August 1, 2013, between United Steel Workers of America International Union on behalf of LOCAL 13-434 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed October 11, 2013.

10.6	Agreement, dated effective October 17, 2013, between International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed October 11, 2013.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 5th day of November 2013.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Principal Accounting Officer