Form 10-K
period 2013-12-31
LSB INDUSTRIES INC
filed 2014-02-27
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2013, was approximately $581 million. As a result, the Registrant is a large accelerated filer as of December 31, 2013. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2013. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 14, 2014, the Registrant had 22,534,658 shares of common stock outstanding (excluding 4,320,462 shares of common stock held as treasury stock).

FORM 10-K OF LSB INDUSTRIES, INC.

		Page
	PART I

Item 1.	Business	1

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	19

Item 2.	Properties	19

Item 3.	Legal Proceedings	21

Item 4.	Mine Safety Disclosures	22

	Executive Officers of the Registrant	22

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23

Item 6.	Selected Financial Data	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54

Item 9A.	Controls and Procedures	54

Item 9B.	Other Information	56

	PART III

	(Items 10, 11, 12, 13 and 14)	58

	The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2013 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	58

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

We believe our Climate Control Business has developed leadership positions in certain niche markets by offering extensive product lines, customized products and improved technologies. Under this focused strategy, we have developed what we believe to be the most extensive line of geothermal and water source heat pumps and hydronic fan coils in the United States (“U.S.”). Further, we believe that we were a pioneer in the use of geothermal technology in the climate control industry and we have used it to create what we believe to be the most energy efficient climate control systems commercially available today. We employ highly flexible production capabilities that allow us to custom design units for new construction as well as the retrofit and replacement markets. This flexibility positions us well for growth in commercial/institutional and residential construction markets.

In recent years, we have put heavy emphasis on our geothermal heating and air conditioning products, which are considered “green” technology and a form of renewable energy. We believe our geothermal systems are among the most energy efficient systems available in the market for heating and cooling applications in commercial/institutional and single family new construction as well as replacement and renovation markets. Based upon market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”), we believe we have the leading market share.

Certain statements contained in this Part I may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Issuance of Senior Secured Notes, Intended Use of Proceeds and Amended Working Capital Revolver Loan

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

Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the design, fabrication, engineering, and construction of an ammonia plant, a 65% strength nitric acid plant, and a 98% nitric acid concentrator at the El Dorado Facility. We have received the air permit from the Arkansas Department of Environmental Quality (“ADEQ”) for the construction of these plants.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes are currently invested in highly rated money market funds, certificates of deposit, and U.S. Treasury bills.

The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s subsidiaries and are collateralized with a substantial portion of LSB and most of its subsidiaries’ assets.

See further discussion relating to the use of actual proceeds received from the offering of our Senior Secured Notes in our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in this report.

Current State of the Economy

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business - Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2013, sales were $381 million or 20% lower than 2012. Due to the significant downtime at certain of our chemical facilities, as discussed below under “Downtime at Certain Chemical Facilities and Related Programs,” production and sales (in volumes and dollars) were lower in all three of our primary markets compared to the same period in 2012.

In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. Although currently showing strength, nitrogen fertilizer prices are lower than the same time a year ago due in part to the significant increase in urea imports from China earlier during 2013. In addition, there was a significant increase in the 2013-2014 corn harvest and much lower forward corn prices as compared to a year ago. According to the USDA’s World Agricultural Supply and Demand Estimates, the U.S. yield per harvested acre of corn increased significantly from approximately 123 bushels per acre to 158 bushels per acre and the year end corn stocks were approximately double a year ago, resulting in a significant increase in the stock-to-use ratio. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins, although lower, are still strong. However, the fertilizer outlook could change if there are unanticipated changes in domestic fertilizer production capacity, acres planted of crops requiring fertilizer, unfavorable weather conditions or continued low selling prices and increases in imported urea from China. Our industrial acids sales volume is dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemical Council, the outlook for these three sectors is generally positive. Our sales prices vary with the market price of our feedstock cost of ammonia or sulfur, as applicable, in our pricing arrangements with customers. Our mining sales volume is being impacted by lower customer demand for industrial grade AN, which we believe is primarily due to natural gas being a more attractive alternative feedstock than coal for utility companies. As reported by the U.S. Energy Information Administration, during 2013, coal production was down overall by 1.5%, although coal inventories declined by 43 million tons during the period. With such inventory decreases, the coal industry is now expected to see production growth of 3% to 4% in 2014 as inventories stabilize and short-term natural gas prices increase.

We use natural gas to produce anhydrous ammonia in two of our four facilities, in which ammonia is used to produce nitrogen fertilizer and industrial products, and also sold in its original form. We also produce agricultural grade and industrial grade AN from purchased ammonia. The current cost of purchased ammonia is significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers and industrial AN producers that manufacture from natural gas. We are proceeding with the design, fabrication, engineering and construction of an ammonia plant at the El Dorado Facility in order to eliminate this current cost disadvantage.

Climate Control Business—Sales for 2013 were $285 million, or 7% higher than 2012, including a 16% increase in hydronic fan coil sales and a 13% increase in geothermal and water source heat pump sales (both increases were associated with a higher number of units shipped, unit pricing and product mix) partially offset by a 23% decrease in other HVAC sales, primarily in sales of our large custom air handlers. From a market sector perspective, the sales increase was due to an 8% improvement in commercial/institutional product sales, and a 3% improvement in residential product sales. The improvement in commercial/institutional and residential sales in 2013 is primarily due to higher new construction activity in those sectors, which resulted in higher customer order intake in the preceding periods for our commercial/institutional products in most of our product lines. For 2013, order levels of our products decreased 2% in both residential products and commercial/institutional products. Information available from the McGraw-Hill Construction Market forecast indicates that construction activity for the markets we serve in the commercial/institutional and single-family residential sectors are expected to increase in aggregate during 2014 although still significantly below pre-recession levels. Also see discussion concerning certain heat pump contracts that will not be renewed in 2014 under risk factors under Item 1 and “Overview-Climate Control Business” of our MD&A contained in this report.

See further discussion relating to the economy under various risk factors under Item 1A of this Part 1 and “Overview-Economic Conditions” of our MD&A contained in this report.

Downtime at Certain Chemical Facilities and Related Programs

During 2012, 2013 and the first quarter of 2014, our Chemical Business encountered a number of significant issues. These issues included an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture at the Cherokee Facility in November 2012 that damaged the ammonia plant, and the suspension of production at the Pryor Facility from time to time during 2012, 2013 and into the first quarter of 2014 due to continued mechanical issues. All of these issues resulted in lost production causing an adverse effect on our sales, operating income and cash flow for 2012, 2013 and the first quarter of 2014. See “Management Discussion and Analysis” contained herein for a discussion as to the negative effect that the downtime of the El Dorado Facility, Cherokee Facility, and Pryor Facility has had and will have on us.

Although these issues are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. The program also includes the installation of additional automation and improved diagnostics.

See further discussion relating to the downtime at certain chemical facilities (and various risk factors associated with our chemical facilities), cumulative negative effect on our operating income as a result of the downtime at certain of our chemical plants, and our property and business interruption insurance claims and recoveries under our Management Discussion and Analysis contained in this report.

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

Chemical Business

General

Our Chemical Business manufactures products for three principal markets:

•	anhydrous ammonia, fertilizer grade AN, UAN, and ammonium nitrate ammonia solution for agricultural applications,

•	high purity and commercial grade anhydrous ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and DEF for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

During October 2012 and August 2013, a subsidiary within our Chemical Business acquired certain natural gas working interests totaling approximately 12% (approximately 10% net revenue interest) in certain natural gas properties located in the Marcellus Shale Formation in the state of Pennsylvania. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to royalty owners. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia, management considers these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas feedstock requirements. We are not the operator of the wells included in these working interests and have no, or very limited, ability to direct the operations of these wells. We report the working interests as part of the Chemical Business reportable segment.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2013	2012	2011
Percentage of net sales of the Chemical Business:
Agricultural products	44%	46%	45%
Industrial acids and other chemical products	37%	34%	32%
Mining products	17%	20%	23%
Natural gas (1)	2%	—%	—%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Agricultural products	25%	29%	29%
Industrial acids and other chemical products	21%	21%	20%
Mining products	9%	13%	15%
Natural gas (1)	1%	—%	—%

	56%	63%	64%

(1)	Less than 1% in 2012 and not applicable in 2011

Market Conditions—Chemical Business

As discussed above and in more detail below under “Overview-Economic Conditions” of the MD&A contained in this report, agricultural volumes are driven by fertilizer demand, which depends upon acres planted of crops requiring fertilizer to enhance yield. We believe the current outlook indicates a strong demand for grains that should in turn result in strong demand for the types of nitrogen fertilizer we produce. The fertilizer outlook could change as the result of, among other things, changes in domestic fertilizer production capacity, acres planted of crops, weather conditions, commodity prices, and volume of imported agricultural products. The industrial and mining volumes are driven by general economic conditions, energy prices, and contractual arrangements with certain large customers.

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

	2013		2012		2011
	Tons	Net Sales	Tons	Net Sales	Tons	Net Sales
			(In Thousands)
Agricultural products:
UAN	254	$67,588	262	$78,526	421	$129,507
AN	144	52,630	158	65,150	157	57,703
Ammonia	48	23,639	87	48,489	51	26,392
Other*		23,757		25,164		17,997

Total		$167,614		$217,329		$231,599

*	Includes phosphate and potassium products purchased and sold through our retail and wholesale distribution centers.

Our Chemical Business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through its network of wholesale and retail distribution centers. In addition, our Chemical Business sells at market prices substantially all of the UAN produced at the Pryor Facility pursuant to an agreement with a third-party purchaser. The term of the agreement is through June 2016, but may be terminated earlier by either party pursuant to the terms of the agreement.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries. In addition, our Chemical Business produces and sells blended and regular nitric acid. Our Chemical Business is also a niche market supplier of industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.

We believe the Baytown Facility is one of the newest, largest and one of the most technologically advanced nitric acid manufacturing units in the U.S., with demonstrated capacity exceeding 1,350 short tons per day. The operations of the Baytown Facility have been recognized in several publications and received numerous awards for safety and environmental leadership. The majority of the Baytown Facility’s production is sold to Bayer Material Science, LLC pursuant to a long-term contract (the “Bayer Agreement”) that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit. The term of the Bayer Agreement is through June 2021.

Our Chemical Business competes based upon service, price, location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.

Mining Products

Our Chemical Business manufactures industrial grade AN and 83% AN solution for the mining industry. Pursuant to a long-term cost-plus supply agreement (the “Orica Agreement”), our Chemical Business sells to Orica International Pte Ltd. industrial grade AN produced at the El Dorado Facility. The agreement includes certain minimum payment obligations and requires a minimum one-year notice of termination, with the termination date to be no sooner than April 9, 2015.

Major Customer—Chemical Business

The following summarizes net sales to our major customer relating to our products of the Chemical Business:

	2013	2012	2011
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	11%	14%	17%
LSB’s consolidated net sales	6%	9%	11%

Raw Materials—Chemical Business

The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks: anhydrous ammonia and natural gas. These raw material feedstocks are commodities, subject to price fluctuations.

The El Dorado Facility normally purchases approximately 200,000 tons of anhydrous ammonia annually and produces and sells approximately 470,000 tons of nitrogen-based products per year, if the facility is in production for the full year. Although anhydrous ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. Anhydrous ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a nationally traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of anhydrous ammonia, our subsidiary, El Dorado Chemical Company (“EDC”), will purchase a majority of its anhydrous ammonia requirements through December 2015 from this supplier. We believe that we can obtain anhydrous ammonia from other sources in the event of an interruption of service under the above-referenced contract.

The Cherokee Facility normally purchases 5 million to 6 million MMBtu of natural gas to produce and sell approximately 300,000 to 370,000 tons of nitrogen-based products per year, if the facility is in production for the full year. Natural gas is the primary raw material for producing anhydrous ammonia, UAN and other products at this facility. Periodically, the Cherokee Facility purchases anhydrous ammonia to supplement its annual production capacity of approximately 175,000 tons. Anhydrous ammonia can be delivered to the Cherokee Facility by truck, rail or barge.

If the Pryor Facility is in production for a full year, it will normally purchase 5 million to 6 million MMBtu of natural gas to produce and sell approximately 300,000 to 335,000 tons of nitrogen-based products per year.

The Cherokee and Pryor Facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we will enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of certain of the natural gas requirements. We believe that our investment in natural gas working interest in the Marcellus Shale Formation will provide a partial hedge for the cost of this key raw material.

The Baytown Facility consumes more than 125,000 tons of purchased anhydrous ammonia per year; however, the majority of the Baytown Facility’s production is sold under the Bayer Agreement that provides for a pass-through of certain costs, including the anhydrous ammonia costs, plus a profit.

Spot anhydrous ammonia and natural gas costs have fluctuated dramatically in recent years. The following table shows, for the periods indicated, the high and low published prices for:

•	ammonia based upon the low Tampa price per metric ton as published by Fertecon and Argus FMB Ammonia reports and

•	natural gas based upon the daily spot price at the Henry Hub pipeline pricing point.

	Ammonia Prices Per Metric Ton		Natural Gas Prices Per MMBtu
	High	Low	High	Low
2013	$673	$450	$4.52	$3.08
2012	$720	$360	$3.77	$1.83
2011	$705	$475	$4.92	$2.80

As of February 14, 2014, the published price, as described above, for ammonia was $415 per metric ton and natural gas was $5.53 per MMBtu.

See further discussion relating to the outlook for the Chemical Business in our MD&A contained in this report.

Strategy—Chemical Business

Our Chemical Business has pursued a strategy of developing industrial and mining customers that purchase substantial quantities of products, including contractual obligations to purchase minimum quantities and pricing arrangements that provide for the pass through of raw material and other manufacturing costs. These arrangements help mitigate the volatility risk inherent in the raw material feedstocks and/or the changes in demand for our products. For 2013, approximately 54% of the Chemical Business’ sales were into industrial and mining markets of which approximately 57% of these sales were pursuant to these types of arrangements. Approximately 44% of our 2013 sales were into agricultural markets primarily at the price in effect at time of sale. Periodically, we enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of natural gas for the purpose of securing the profit margin on a certain portion of our firm sales price commitments in our Chemical Business. Also see our discussion above concerning acquisitions of working interests in certain natural gas properties.

The spot sales prices of our agricultural products may not have a correlation to the anhydrous ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources. This lack of correlation can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Looking forward, we are pursuing profitable growth of our Chemical Business including the potential to increase the output of our existing production facilities. See further discussion under “Capital Expenditures” of our MD&A contained in this report. Our strategy also calls for increased emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the cost of natural gas and ammonia and mitigate the effects of seasonality in the agricultural sector.

Our strategy is also to invest in projects that we believe will generate the best returns for our stockholders taking into consideration the risk and return on investment. This strategy motivated our decision to build the ammonia plant at the El Dorado Facility and construct a new nitric acid plant and concentrator to replace the productive capacity lost when the El Dorado Facility strong nitric acid plant was damaged in 2012. We believe that upon completion of the ammonia plant and the nitric acid plant and concentrator, the El Dorado Facility will benefit from reduced feedstock costs, expanded capacity, improved efficiency and product mix flexibility.

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

Regulatory Matters—Chemical Business

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters” of this Item 1 and various risk factors under Item 1A.

Competition—Chemical Business

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Coffeyville Resources, Dyno Nobel, Koch, Potash Corporation of Saskatchewan, and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed geothermal and water source heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems, including modular geothermal chillers and simultaneous heating and cooling modules. These products are for use in commercial/institutional and residential HVAC systems. Our products are installed in some of the most recognizable commercial/institutional developments in the U.S., including the Prudential Tower, Rockefeller Plaza, Trump Tower, Time Warner Center and many others. In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton, Wynn, and Hilton hotels, among others.

The following table summarizes net sales information relating to our products of the Climate Control Business:

	2013	2012	2011
Percentage of net sales of the Climate Control Business:
Geothermal and water source heat pumps	64%	61%	65%
Hydronic fan coils	23%	21%	19%
Other HVAC products	13%	18%	16%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Geothermal and water source heat pumps	27%	22%	23%
Hydronic fan coils	10%	7%	7%
Other HVAC products	5%	6%	5%

	42%	35%	35%

Market Conditions—Climate Control Business

Information available from the McGraw-Hill Construction Market forecast indicates that construction activity for the primary markets we serve in the commercial/industrial sector are expected to increase in aggregate during 2014 by approximately 9% (measured in dollars), remaining significantly below pre-recession levels. The McGraw-Hill Construction Market forecast has indicated construction growth in the single-family residential sector for 2014 of approximately 22% (measured in new housing units), also remaining significantly below pre-recession levels.

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

Water source heat pumps are highly efficient heating and cooling products, which can enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market share for commercial/institutional water source heat pumps, relative to other types of heating and air conditioning systems, should continue to grow due to the relative efficiency and longevity of such systems, as well as the replacement market for those systems.

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

The backlog of confirmed customer product orders (purchase orders from customers that have been accepted and received credit approval) for our Climate Control Business was approximately $39.7 million and $55.5 million as of December 31, 2013 and 2012, respectively. The lower backlog in 2013 was due to sales exceeding order levels for both commercial/institutional and residential products during 2013. The backlog of product orders generally does not include amounts relating to shipping and handling charges, service orders or service contract orders. The backlog also excludes contracts for our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders. We expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.

Distribution—Climate Control Business

Our Climate Control Business sells its products primarily to mechanical contractors, original equipment manufacturers (“OEMs”) and distributors. Our sales to mechanical contractors primarily occur through independent manufacturers’ representatives, who also represent complementary product lines not manufactured by us. OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business. As previously reported, in November 2013, Carrier Corporation (“Carrier”), which is one of our OEMs, advised one of our subsidiaries, Climate Master, Inc. (“CM”), that the heat pump contracts will not be renewed between

CM, as the manufacturer, and Carrier, as the purchaser, effective May 11, 2014. During 2013, 2012 and 2011, net sales pursuant to these heat pump contracts represented less that 5% of LSB’s consolidated net sales during each of those periods. See addition discussions concerning these heat pump contracts under “Risk Factors – A substantial portion of our sales is dependent upon a limited number of customers” under Item 1A and “Overview-Climate Control Business” of our MD&A contained in this report. The following table summarizes net sales to OEMs relating to our products of the Climate Control Business:

	2013	2012	2011
Net sales to OEMs as a percentage of:
Net sales of the Climate Control Business	18%	22%	21%
LSB’s consolidated net sales	8%	8%	7%

Market—Climate Control Business

Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. This includes, but is not limited to, custom designed geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular chiller systems including geothermal chillers and simultaneous heating and cooling modules in markets such as education, single-family residential, multi-family residential, hospitality, healthcare, retail, and government.

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

Market—Climate Control Business

Our Climate Control Business competes with several companies, primarily Carrier, Nortek, Trane, McQuay, Energy Labs, and Bosch, some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. We believe our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the U.S. and that we are competitive as to price, service, warranty and product performance.

Strategy—Climate Control Business

Based on business plans and key objectives submitted by subsidiaries within our Climate Control Business, we expect to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets served by the Climate Control Business. Further, our plan to drive growth in our Climate Control Business includes:

•	focusing on product niches;

•	continuing to develop the market for geothermal products, as well as products for green and energy-efficient construction retrofit; and

•	continuing to focus on operational excellence

Employees

As of December 31, 2013, we employed 1,885 persons. As of that date, our Chemical Business employed 530 persons, with 156 represented by unions under agreements that expire in November of 2016 through October of 2018, and our Climate Control Business employed 1,266 persons, none of whom were represented by a union.

Environmental, Health and Safety Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws (“Environmental Laws”) and to other laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of December 31, 2013, our accrued liabilities for environmental matters totaled $1,234,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion concerning AROs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates.”

Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the U.S. Environmental Protection Agency (“EPA”), subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. The following are discharge water matters in relation to the respective permits.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC has appealed the District Court’s decision. We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals will continue to be an issue now that the pipeline discussed below is operational and EDC’s right to use the pipeline to dispose of its wastewater.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through December 31, 2010. The DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at December 31, 2013.

During 2013, the City of El Dorado, Arkansas (the “City”) completed the construction of a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area entered into a funding agreement and operating agreement with the City, pursuant to which each party agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC believes that the disposal of wastewater through this pipeline will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. The City completed the construction of the pipeline and EDC began utilizing the pipeline during 2013. The initial term of the operating agreement is through December 2053.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2013, in connection with this matter.

Air Matters

In connection with a national enforcement initiative, the EPA had sent information requests to most, if not all, of the operators of nitric acid plants in the U.S., including our El Dorado Facility, our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) and the Baytown Facility operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years.

During 2013, we negotiated a global agreement in principle with the EPA/DOJ to settle this matter. During January 2014, we executed a formal Consent Decree to settle this matter and expect the DOJ to execute such and to obtain court approval of the executed Consent Decree to become effective during 2014. The agreement provides, among other things, the following:

•	all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon. Currently, we have already completed necessary modifications at three of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining five nitric acid plants, the cost of which will be capitalized when incurred;

•	our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000 and have included this amount in our accrued liabilities for environmental matters discussed above; and

•	a civil penalty will be paid by our Chemical Business in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ discussed below), which amount is included in our accrued liabilities for environmental matters discussed above.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. Investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. PCC has cooperated with the ODEQ in connection with this investigation. We are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of this ongoing investigation.

By letter dated April 19, 2013 (the “letter”), ODEQ, based on its inspection of our Pryor Facility conducted in December 2012, identified fourteen issues of alleged non-compliance and concern from the evaluation relating to federal and state air quality regulations, some of which were the subject of the ongoing investigation by ODEQ described above. PCC engaged in discussions with ODEQ and a settlement was reached to resolve the allegations identified in the letter. Three of the violations were resolved through the global settlement with the EPA/DOJ discussed above, and ODEQ agreed to resolve the remaining eleven violations by PCC paying a civil penalty for $100,000 (which amount is included in the $725,000 civil penalty discussed above) with the settlement being addressed as an addition to the global settlement discussed above. This settlement is unrelated to the pending ODEQ investigation at the Pryor Facility described above, which remains ongoing to our knowledge.

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

The nature and extent of a portion of the requirements are also not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable. Therefore, no liability has been established at December 31, 2013, in connection with the KDHE’s Natural Resources Trustee matter.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

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

Our Chemical Business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. For example, during 2013, certain of our chemical facilities had planned and unplanned downtime as a result of certain maintenance and equipment issues. It is customary when performing major equipment replacements at a facility for there to be subsequent unplanned downtime in order to ensure the facility is running at appropriate operating conditions. As a result, we have and may continue to experience additional downtime at our chemical facilities in the future.

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

Our businesses are subject to numerous health, safety, security and environmental laws and regulations, primarily relating to our Chemical Business. The manufacture and distribution of chemical products are activities which entail health, safety and environmental risks and impose obligations under health, safety and environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous health, safety and environmental laws and regulations, our Chemical Business has in the past, and may in the future, be subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

Changes to the production equipment at our chemical facilities as may be required in order to comply with health, safety and environmental regulations may require substantial capital expenditures.

Explosions and/or losses at other chemical facilities not owned by us could also result in new or additional legislation or regulatory changes, particularly relating to public health and safety, that could negatively impact our Chemical Business.

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

In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the U.S. Congress, the U.S. Department of Homeland Security (“DHS”) has published in the August 3, 2011 Federal Register a Notice of Proposed Rulemaking. This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials and certain other new requirements. We and other parties affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product. It is reasonably possible that compliance with the final regulation may be required during 2014.

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

Proposed governmental laws and regulations relating to greenhouse gas emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations and reduction in sales.

The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. Legislation is being considered that would regulate greenhouse gas emissions at some point in the future for our facilities and has already impacted certain of our customers leading to closure or rate reductions of certain facilities. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as anhydrous ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. As it relates to our Chemical Business’ working interest in natural gas properties, legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require our Chemical Business to incur additional operating costs and could adversely affect demand for the natural gas that the operator of these wells intends to sell. While future emission regulations or new laws appear possible, it is difficult to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

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

For 2013, six customers of our Chemical Business accounted for approximately 50% of its net sales and 28% of our consolidated net sales, and our Climate Control Business had one customer, Carrier Corporation (“Carrier”), including affiliates and their distributors, that accounted for approximately 15% of its net sales and 6% of our consolidated net sales. During the latter part of 2013, Carrier Corporation (“Carrier”) advised our Climate Control Business that effective May 11, 2014, that Carrier will not be renewing the contracts to purchase heat pumps from our Climate Control Business. During 2013, net sales of heat pumps to Carrier represented approximately 5% of our 2013 consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

As stated above, natural gas represents one of the primary raw materials in the production of our Chemical Business’ products, and, as a result, we acquired natural gas working interests as an economic hedge against rising prices for natural gas. Our natural gas working interests may not be effective as an economic hedge under certain limited conditions.

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

Potential increase of imported agricultural products.

Russia and Ukraine both have substantial capacity to produce and export fertilizer grade ammonium nitrate (“AN”). Producers in these countries also benefit from below-market prices for natural gas, due to Government regulation and other factors. Fertilizer grade AN imports from Russia and Ukraine are currently subject to U.S. antidumping duty orders, which require these imports to be sold in the U.S. market at a fair value. Currently, all imports of fertilizer grade AN from Russia are subject to an antidumping duty rate of 254% and all imports of fertilizer grade AN from Ukraine are subject to an antidumping duty rate of 156%. The antidumping orders have substantially restrained the volumes of these imports. We have been recently notified that the U.S. Department of Commerce (“Commerce”) has refused to investigate whether these Russian producers were acquiring natural gas produced in Russia below cost levels. These two Russian ammonium nitrate producers are currently undergoing legal processes in which they are seeking to reduce the duty rates applied to their ammonium nitrate exports to the United States, and this decision by Commerce could possibly result in much lower duty rates in the near future. If the anti-dumping duty rates applied to the Russian AN producers were to be significantly lowered, we could likely face much higher volumes of Russian and Ukrainian fertilizer grade AN in the U.S. possibly priced below our current cost to produce fertilizer grade AN. In addition, producers in China have substantial capacity to produce and export urea. Depending on various factors, including prevailing prices from other exporters, the price of coal, and the price of China’s export tariff, higher volumes of urea from China could be imported into the U.S. at prices that have and could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

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

Because LSB is a holding company and operations are conducted through its subsidiaries, LSB’s ability to meet its obligations depends, in large part, on the operating performance and cash flows of its subsidiaries and the ability of its subsidiaries to make distributions and pay dividends to LSB.

Our substantial level of indebtedness could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

We currently have a substantial amount of indebtedness. As a result, this level of indebtedness could, among other things:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal and interest, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations, including our repurchase obligations;

•	limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

Any of the foregoing could adversely impact our operating results, financial condition, and liquidity.

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

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crisis, etc.), have negatively impacted and could negatively impact U.S. and foreign companies, the financial markets, the industries where we operate, our operations and profitability.

Terrorist attacks and natural disasters (such as hurricanes) have in the past negatively impacted, and can in the future negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere. These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly impact our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could impact our sales, our production capability and our ability to deliver products to our customers. In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively impacted our operations and those of our customers. The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

We are currently effectively controlled by the Golsen Group

Jack E. Golsen, our Chairman of the Board of Directors (the “Board of Directors”) and Chief Executive Officer (“CEO”), members of his immediate family, including Barry H. Golsen, our Vice Chairman and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) owned as of February 14, 2014, an aggregate of 2,916,464 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represents approximately 16% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

Our business could be negatively affected as a result of a proxy contest.

We have received certain proposals as to our business and notice that there may be a slate of directors proposed in opposition to the three directors that are up for election at our 2014 Annual Meeting of Shareholders and that would be nominated by our Board of Directors. Our business, operating results, liquidity or financial condition have been and could continue to be adversely affected by the proposals and a potential proxy contest because, among other things:

•	considering and responding to the proposals and a potential proxy contest has been, and may continue to be, disruptive, costly and time consuming and a significant distraction for our management;

•	perceived uncertainties as to our future may result in the loss of current customers and potential business opportunities and may make it more difficult to attract and retain qualified personnel;

•	it may adversely affect our ability to create additional value for our stockholders by effectively limiting the implementation of our business strategy; and

•	future trading prices of our common stock could be affected by public statements and other actions in a proxy contest, which we cannot predict or control.

We have not paid dividends on our outstanding common stock in many years.

Although we have paid dividends on our outstanding series of preferred stock (two of the three outstanding series of preferred stock are owned by the Golsen Group), in the past we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2014. In addition, there are certain limitations contained in our loan agreements, which limit our subsidiaries from up streaming funds to LSB that may limit our ability to pay dividends on our outstanding common stock.

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

We have authorized and unissued (including shares held in treasury) 52,473,992 shares of common stock and 4,230,000 shares of preferred stock as of December 31, 2013. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless:

•	prior to such time the Board of Directors of the corporation approved the business combination that results in the stockholder becoming an invested stockholder;

•	the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction;

•	two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the Board of Directors; or

•	the stockholders of the corporation amend its articles of incorporation or by-laws electing not to be governed by this provision

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Chemical Business

Our Chemical Business primarily conducts manufacturing operations in facilities located:

•	on 150 acres of a 1,400 acre tract of land in El Dorado, Arkansas,

•	on 160 acres of a 1,300 acre tract of land in Cherokee, Alabama,

•	on 47 acres of a 104 acre tract of land within an industrial park in Pryor, Oklahoma and

•	on property within Bayer’s manufacturing complex in Baytown, Texas.

We own all of these manufacturing facilities except the Baytown Facility. Except for certain assets that are owned by EDN for use in the production process within the Baytown Facility, the Baytown Facility is owned by Bayer. EDN operates and maintains the Baytown Facility pursuant to the Bayer Agreement.

As of December 31, 2013, our Chemical Business distributes its agricultural products through 11 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

Most of our real property and equipment located at our chemical facilities are being used to secure our long-term debt. All of the properties utilized by our Chemical Business are suitable and adequate to meet the current needs of that business.

For 2013, the following was our percentage of utilization based on continuous operation, which is adjusted for downtime for planned major maintenance activities (“Turnarounds”).

Percentage of Capacity
El Dorado Facility (1)	56%
Cherokee Facility (2)	67%
Pryor Facility (3)	43%
Baytown Facility	90%

(1)	The percentage of capacity for the El Dorado Facility relates to its nitric acid capacity, which total capacity has been reduced as the result of the explosion of a nitric acid plant in 2012. The capacity utilization rate is negatively affected by the reduction in mining product tons produced. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.
(2)	The percentage of capacity for the Cherokee Facility relates to its ammonia production capacity. The Cherokee Facility is able to purchase anhydrous ammonia by truck, rail or barge to supplement its ammonia production capacity. The low percentage of utilization is the direct result of the unplanned downtime during 2013.
(3)	The percentage of capacity for the Pryor Facility relates to current operating ammonia production capacity estimated at 600 tons per day and 330 days of production per year. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity. The low percentage of utilization is the direct result of the unplanned downtime during 2013.

Climate Control Business

Our Climate Control Business conducts its operations in seven facilities, all located in the greater Oklahoma City, Oklahoma area, totaling approximately 1 million square feet including the following:

Our Climate Control Business manufactures most of its geothermal and water source heat pump products in owned facilities totaling approximately 440,000 square feet. For 2013, we utilized approximately 79% of the production capacity of this manufacturing facility, based primarily on two ten-hour shifts per day and a four-day workweek and current staffing levels. Capacity could be increased within the confines of the existing facilities through additional staffing, the scheduling of supplemental shifts, and the purchase of more machinery and equipment. We also utilize approximately 126,000 square feet of an owned facility for a distribution center.

Our Climate Control Business conducts its fan coil manufacturing operation in facilities totaling approximately 230,000 square feet. We own a majority of these facilities. For 2013, our fan coil manufacturing operation utilized approximately 56% of the production capacity, based primarily on one ten-hour shift per day and a four-day workweek and current staffing levels. Capacity could be increased within the confines of the existing facilities through additional staffing, the scheduling of supplemental shifts, and the purchase of more machinery and equipment.

Our Climate Control Business conducts its large air handler manufacturing operation in an owned facility consisting of approximately 120,000 square feet. For 2013, we utilized approximately 46% of the production capacity of this manufacturing facility, based primarily on one eight-hour shift and a five-day workweek and a partial second shift in selected areas.

Our Climate Control Business conducts its modular chiller manufacturing operation in an area consisting of approximately 70,000 square feet within an owned facility. For 2013, we utilized approximately 39% of the production capacity of this manufacturing facility, based primarily on one ten-hour shift and a four-day workweek and current staffing levels. Capacity could be increased within the confines of the existing facilities through additional staffing, the scheduling of supplemental shifts, and the purchase of more machinery and equipment.

Capacity of the Climate Control Business can also be increased within the confines of the existing facilities by achieving certain operational efficiencies through LSB’s LEAN Operational Excellence initiative.

Most of our real property and equipment located at our Climate Control facilities have been mortgaged to secure the Senior Secured Notes. All of the properties utilized by our Climate Control Business are suitable to meet the current needs of that business.

ITEM 3. LEGAL PROCEEDINGS

1.	Environmental See “Business-Environmental, Health and Safety Matters” for a discussion as to:

(A)	certain environmental matters relating to water and air issues in our Chemical Business, including, without limitation, the following:

•	Discharge water matters at EDC;

•	Settlement of an Administrative Complaint issued by the DOJ relating to certain alleged violations by EDC of its 2004 NPDES permit for alleged violations through December 31, 2010;

•	Global settlement of Clean Air Act issues with EPA/DOJ, with EDC having executed the consent decree and DOJ expected to execute such and obtain court approval of such, during 2014;

•	ODEQ investigation of PCC;

•	EDC’s appeal of a U.S. District Court decision in the case styled EDC v. EPA, filed in the U.S. District Court, El Dorado, Arkansas, as to permit and discharge requirements relating to dissolved minerals.

(B)	certain environmental remediation matters at our former Hallowell Facility.

2.	Other

West Fertilizer

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing ammonium nitrate (“AN”) from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. Although EDC does not believe that its product was in storage at West Fertilizer at the time of the explosion, there has been testimony in dispositions taken in connection with the pending lawsuits that some of the AN products at West Fertilizer at time of the explosion were produced by EDC. As a result, EDC and LSB have been named as defendants, together with other AN manufactures, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and inspection of fertilized products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. As of December 31, 2013, no liability has been established in connection with this matter, but we have incurred professional fees of approximately $200,000 being applied against our self-insured retention amount.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2013, our accrued general liability insurance claims were $335,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Our officers serve one-year terms, renewable on an annual basis by the Board of Directors. Information regarding LSB’s executive officers is as follows:

Jack E. Golsen (1) – Mr. Golsen, age 85 and founder of LSB, is our Chairman of the Board of Directors and Chief Executive Officer and has served in those capacities since our inception in 1969. Mr. Golsen served as our President from 1969 until 2004. During 1996, he was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma’s leading industrialists. Mr. Golsen is a Trustee of Oklahoma City University and has served on its Finance Committee for many years. During his career, he acquired or started the companies which formed the Company. He has served on the boards of insurance companies, several banks and was Board Chairman of Equity Bank for Savings N.A., which was formerly owned by the Company. In 1972 he was recognized nationally as the person who prevented a widespread collapse of the Wall Street investment banking industry. Refer to “The Second Crash” by Charles Ellis, and six additional books about the Wall Street crisis. Throughout his career he has been recognized as a turnaround specialist of industrial companies. In that capacity, he acquired the companies that presently comprise LSB Industries. Mr. Golsen has a Bachelor of Science degree from the University of New Mexico.

Barry H. Golsen, J.D. (1) – Mr. Golsen, age 63, is our Board Vice-Chairman, President and Chief Operating Officer. Mr. Golsen joined LSB in 1978 as a product manager at International Environmental Corp. (“IEC”) where he was responsible for the development and introduction of our first water source heat pump product line and the startup of CHP Corp. to manufacture and market those products. He became Executive Vice President of IEC in 1979 and IEC’s President in 1980. Mr. Golsen spearheaded the growth of our Climate Control Business with a number of business startups as well as the acquisition of ClimateMaster, Inc. (and its merger with CHP Corp. and subsequent move to Oklahoma City). Under his leadership, our Climate Control Business attained leading shares of the U.S. markets for water source and geothermal heat pumps and hydronic fan coils. Mr. Golsen has served on our Board of Directors since 1981, has been our Board Vice-Chairman since 1993, and became our President and Chief Operating Officer in 2004. A native of Oklahoma City, Mr. Golsen attended Cornell University College of Engineering prior to earning both his B.A. and J.D. degrees from the University of Oklahoma. He was admitted to the Oklahoma Bar in 1978. Mr. Golsen is a past director of the Oklahoma City Branch of the Federal Reserve Bank of Kansas City. Mr. Golsen served on the board of directors of Equity Bank for Savings, and on many of the bank’s committees including the loan committee and investment committee. His professional affiliations have included the Oklahoma Bar Association, the American Bar Association, and the American Society of Heating, Refrigeration and Air-conditioning Engineers, Young Presidents Organization, and World Presidents Organization.

David R. Goss – Mr. Goss, age 73 and a certified public accountant previously with Arthur Andersen, is our Executive Vice President of Operations and has served in substantially the same capacity for more than ten years. He has served as a member of the executive management team since our inception in 1969. Mr. Goss is a graduate of Rutgers University.

Tony M. Shelby – Mr. Shelby, age 72 and a certified public accountant previously with Arthur Young & Co., a predecessor to Ernst & Young LLP, is our Executive Vice President of Finance and Chief Financial Officer, a position he has held for more than ten years. Mr. Shelby has served as a member of the LSB executive management team since our inception in 1969. Mr. Shelby is a graduate of Oklahoma City University.

Steven J. Golsen (1)—Mr. Golsen, age 61, is our Chief Operating Officer of our Climate Control Business. Mr. Golsen has been employed by the Company since 1976. Mr. Golsen has served as the Chief Operating Officer of our Machine Tool Business and Climate Control Business for more than ten years. Mr. Golsen attended the University of New Mexico and University of Oklahoma.

David M. Shear (1)—Mr. Shear, age 54, is our Senior Vice President and General Counsel and has served as Senior Vice President since July 2004 and as our General Counsel and Secretary since 1990. Mr. Shear attended Brandeis University, graduating cum laude in 1981. At Brandeis University, Mr. Shear was the founding Editor-In-Chief of Chronos, the first journal of undergraduate scholarly articles. Mr. Shear attended the Boston University School of Law, where he was a contributing Editor of the Annual Review of Banking Law. Mr. Shear acted as a staff attorney at the Bureau of Competition with the Federal Trade Commission from 1985 to 1986. From 1986 through 1989, Mr. Shear was an associate in the Boston law firm of Weiss, Angoff, Coltin, Koski and Wolf.

Harold L. Rieker Jr.—Mr. Rieker, age 53, is our Vice President and Principal Accounting Officer and has served as our Principal Account Officer since 2008 and has served as an officer of LSB since 2006. Mr. Rieker is a certified public accountant and was with the accounting firm of Grant Thornton LLP. Mr. Rieker is a graduate of the University of Central Oklahoma.

(1)	Barry H. Golsen and Steven J. Golsen are the sons of Jack E. Golsen. David M. Shear is married to Heidi Brown, the niece of Jack E. Golsen, who serves as Vice President and Managing Counsel of our Company. Ms. Brown received her bachelor’s degree from Tufts University and her J.D. and LLM Masters of Tax from Boston University School of Law.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”. The following table shows, for the periods indicated, the high and low sales prices.

	Year Ended December 31,
	2013		2012
Quarter	High	Low	High	Low
First	$42.79	$33.12	$42.28	$28.79
Second	$35.01	$28.15	$39.95	$24.85
Third	$36.00	$29.54	$44.29	$29.89
Fourth	$42.06	$29.39	$45.00	$30.48

Stockholders

As of February 14, 2014, we had 466 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

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

Equity Compensation Plans

Discussions relating to our equity compensation plans are included in Item 12 of Part III, which are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2014.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2013 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 2013, there were no purchases of equity securities by the Company and affiliated purchasers.

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

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars In Thousands, Except Per Share Data)
Selected Statement of Income Data:
Net sales	$679,287	$759,031	$805,256	$609,905	$531,838

Operating income	$105,308	$95,655	$136,443	$55,925	$40,710

Interest expense, net	$13,986	$4,237	$6,658	$7,427	$6,746

Provisions for income taxes	$35,421	$33,594	$46,208	$19,787	$15,024

Income from continuing operations	$55,141	$58,786	$83,984	$29,715	$21,849

Net income	$54,962	$58,604	$83,842	$29,574	$21,584

Net income applicable to common stock	$54,662	$58,304	$83,537	$29,269	$21,278

Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$2.44	$2.62	$3.81	$1.39	$1.01

Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income	$2.43	$2.61	$3.80	$1.38	$1.00

Diluted:
Income from continuing operations	$2.34	$2.50	$3.59	$1.33	$0.97

Net loss from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net income	$2.33	$2.49	$3.58	$1.32	$0.96

Selected Balance Sheet Data:
Total assets	$1,083,097	$576,612	$502,009	$387,981	$338,633

Redeemable preferred stock	$—	$—	$44	$45	$48

Long-term debt, including current portion	$462,967	$72,441	$79,460	$95,392	$101,801

Stockholders’ equity	$411,715	$354,497	$293,270	$179,370	$150,607

Selected other data:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	See discussions included in Item 7 of Part II of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2013 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

•	Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade AN, UAN, sulfuric acids, nitric acids in various concentrations, nitrogen solutions, DEF and various other products. For 2013, approximately 56% of our consolidated net sales relates to the Chemical Business compared to 63% for 2012.

•	Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of geothermal and water source heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma. For 2013, approximately 42% of our consolidated net sales relates to the Climate Control Business compared to 35% for 2012.

Issuance of Senior Secured Notes, Intended Use of Proceeds and Amended Working Capital Revolver Loan

On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a private placement.

LSB has used, or intends to use, the proceeds, net of commissions and fees, from the sale of the Senior Secured Notes, as follows:

•	$67.2 million was used to pay all outstanding borrowings, including the prepayment penalty, under a term loan agreement (the “Secured Term Loan”);

•	in connection with the construction and completion of the new ammonia plant at the El Dorado Facility, which when completed, we believe will significantly decrease our cost and exposure to fluctuations in the price of ammonia in the spot market;

•	in connection with the construction of the 65% nitric acid plant and concentrator also at the El Dorado Facility, which, when completed, will replace lost capacity and add additional capacity to facilitation growth;

•	to improve plant reliability and environmental and safety upgrades at our chemical facilities; and

•	for the development of our natural gas working interest leasehold, which we believe will provide a partial hedge for our cost of natural gas, one of the key raw material imports.

Pending application of proceeds discussed above, the net proceeds from the Senior Secured Notes are currently invested in highly rated money market funds, certificates of deposit and U.S. Treasury bills.

The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s subsidiaries and are collateralized with a substantial portion of LSB and most of its subsidiaries’ assets.

On February 13, 2014, LSB entered into an Amended and Restated Loan Agreement, effective as of December 31, 2013, providing for a revolving line of credit up to $100 million subject to eligible collateral.

See further discussion relating to the Senior Secured Notes and the amended Working Capital Revolver Loan below under “Loan Agreements – Terms and Condition” of this MD&A.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business—Our Chemical Business’ primary markets are agricultural, industrial and mining. During 2013, sales were $381 million or 20% lower than 2012. Due to the significant downtime at certain of our chemical facilities, as discussed below under “Downtime at Certain Chemical Facilities and Related Programs,” production and sales (in volumes and dollars) were lower in all three of our primary markets compared to the same period in 2012.

In normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. Although currently showing strength, nitrogen fertilizer prices are lower than the same time a year ago due in part to the significant increase in urea imports from China earlier during 2013. In addition, there was a significant increase in the 2013-2014 corn harvest and much lower forward corn prices as compared to a year ago. According to the USDA’s World Agricultural Supply and Demand Estimates, the U.S. yield per harvested acre of corn increased significantly from approximately 123 bushels per acre to 158 bushels per acre and the year end corn stocks were approximately double a year ago, resulting in a significant increase in the stock-to-use ratio. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins, although lower, are still strong. However, the fertilizer outlook could change if there are unanticipated changes in domestic fertilizer production capacity, acres planted of crops requiring fertilizer, unfavorable weather conditions or continued low selling prices and increases in imported urea from China. Our industrial acids sales volume is dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemical Council, the outlook for these three sectors is generally positive. Our sales prices vary with the market price of our feedstock cost of ammonia or sulfur as applicable in our pricing arrangements with customers. Our mining sales volume is being impacted by lower customer demand for industrial grade AN, which we believe is primarily due to natural gas being a more attractive alternative feedstock than coal for utility companies. As reported by the U.S. Energy Information Administration, during 2013, coal production was down overall by 1.5%, although coal inventories declined by 43 million tons during the period. With such inventory decreases, the coal industry is now expected to see production growth of 3% to 4% in 2014 as inventories stabilize and short-term natural gas prices increase.

We use natural gas to produce anhydrous ammonia in two of our four facilities, in which ammonia is used to produce nitrogen fertilizer and industrial products, and sold in its original form. We also produce agricultural grade and industrial grade AN from purchased ammonia, which current cost is significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers and industrial AN producers that manufacture from natural gas. Using a portion of the net proceeds from the sale of the Senior Secured Notes as discussed above under “Issuance of Senior Secured Notes, Intended Use of Proceeds and Amended Working Capital Revolver Loan”, and working capital, we are proceeding with the design, fabrication, engineering and construction of an ammonia plant at the El Dorado Facility in order to eliminate this current cost disadvantage.

Climate Control Business—Sales for 2013 were $285 million, or 7% higher than 2012, including a 16% increase in hydronic fan coil sales and a 13% increase in geothermal and water source heat pump sales (both increases were associated with a higher number of units shipped, unit pricing and product mix) partially offset by a 23% decrease in other HVAC sales, primarily in sales of our large custom air handlers. From a market sector perspective, the sales increase was due to an 8% improvement in commercial/institutional product sales, and a 3% improvement in residential product sales. The improvement in commercial/institutional and residential sales in 2013 is primarily due to higher new construction activity in those sectors, which resulted in higher customer order intake in the preceding periods for our commercial/institutional products in most of our product lines. For 2013, order levels of our products decreased 2% in both residential products and commercial/institutional products. Information available from the McGraw-Hill Construction Market forecast indicates that construction activity for the markets we serve in the commercial/institutional and single-family residential sectors are expected to increase in aggregate during 2014 although still significantly below pre-recession levels.

2013 Results

Our consolidated net sales for 2013 were $679 million, a decrease of $80 million compared to 2012. The sales decrease included a decrease of $97 million in our Chemical Business partially offset by an increase of $19 million in our Climate Control Business as discussed in more detail below.

Our consolidated operating income was $105 million for 2013, including $94.6 million business interruption and property damage insurance recoveries, compared to $96 million in 2012 which included $7.3 million insurance recoveries. Excluding insurance recoveries, our Chemical Business operating income decreased $82 million and our Climate Control Business increased $5 million, as discussed in more detail below.

Our resulting effective income tax rate for 2013 was 39% compared to 36% for 2012.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for 2013 were $381 million, a decrease of $97 million compared to 2012, which includes a $50 million decrease in agricultural products sales, a $21 million decrease in industrial acids and other products sales, and a $33 million decrease in mining products sales.

The percentage change in sales (volume and dollars) for 2013 compared to 2012 is as follows (excluding natural gas sales):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(12)%	(23)%
Industrial acids and other	(6)%	(13)%
Mining	(44)%	(35)%
Total weighted-average change	(15)%	(22)%

The decrease in agricultural sales was due to the lack of available products as the result of unplanned downtime at our facilities, lower sales prices, and periodic adverse weather conditions during 2013.

The decrease in industrial acids and other sales was primarily due to lower sales prices as a result of pass through of raw material costs provisions (primarily ammonia) included in contractual pricing agreements with certain of our customers.

The decrease in mining sales was primarily due to lower demand for coal due to natural gas being a more attractive alternative feedstock than coal for utility companies and the downtime experienced at the Cherokee Facility.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. Management considers these working interests as a partial economic hedge against a potential rise in natural gas prices in the future. During 2013, the average prices for those commodities compared to 2012 were as follows:

	2013	2012
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$3.72	$2.75

Ammonia average price based upon low Tampa price per metric ton	$543	$600

Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.

The Chemical Business’ operating income for 2013 was $87.8 million compared to $82.1 million for 2012. The increase in operating income was due to insurance recoveries of $94.6 million recognized in 2013 (compared to $7.3 million in 2012) offset by lower selling prices for nitrogen fertilizers, lower sales volumes due to the impact of unplanned downtime at certain of our Chemical facilities and higher natural gas costs. See additional discussions below under “Property and Business Interruption Insurance Claims and Recoveries” and “Downtime at Certain Chemical Facilities and Related Programs.”

The following table shows the estimated range of the adverse effect on operating income by facility resulting from the lost productions due to the downtime related to these issues offset by insurance recoveries:

	2013
	(Estimated Range)
	Low	High
	(In Millions)
Estimated adverse effect by facility:
El Dorado	$10.0	$12.0
Cherokee	30.6	35.6
Pryor	64.0	73.0

Total estimated adverse effect	104.6	120.6
Insurance recoveries	(94.6)	(94.6)

Total estimated effect, net of insurance recoveries	$10.0	$26.0

The estimated adverse effect shown above includes lost absorption and gross profit margins, based on current market conditions, and additional expenses incurred.

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

During 2013, the ADEQ issued an air permit for the new 65% strength nitric acid plant, the new 98% concentrator, the new ammonia plant, and the associated infrastructure. Obtaining the air permit was a key requirement before construction activities could commence on these projects, which construction began during the fourth quarter of 2013.

Climate Control Business

Our Climate Control sales for 2013 were $285 million, or approximately $19 million higher than 2012, and included an approximate $21 million increase in geothermal and water source heat pump sales, a $9 million increase in hydronic fan coil sales partially offset by a $11 million decrease in other HVAC sales, primarily due to a reduction in sales of our custom air handler products. We do not believe the decline in our other HVAC sales to be indicative of a trend. From a market sector perspective, the increase included a $17 million improvement in commercial/institutional product sales and a $2 million improvement in residential product sales.

We continue to follow economic indicators and monitor their the impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Hospitality

•	Healthcare

•	Retail

•	Government

During 2013, approximately 83% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 17% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2013	2012	2013	2012	2013	2012
	(In Millions)
First Quarter	$67.5	$62.9	$70.3	$62.8	$57.3	$47.4
Second Quarter	65.4	66.8	77.3	67.5	$48.9	$50.2
Third Quarter	64.6	65.7	69.9	68.0	$46.3	$51.3
Fourth Quarter	58.8	66.8	67.5	67.9	$39.7	$55.5

Fiscal Year	$256.3	$262.2	$285.0	$266.2

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we expect to ship substantially all of these orders within the next twelve months; however, it is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For January 2014, our new orders received were approximately $20 million and our backlog was approximately $39 million at January 31, 2014.

Our GHPs use a form of renewable energy and, under certain conditions, we believe can reduce energy costs up to 80% compared to some conventional HVAC systems. Tax legislation continues to provide incentives for customers purchasing products using forms of renewable energy and is effective through December 31, 2016.

We expect the Climate Control Business to experience moderate sales growth in the short-term compared to 2013. Although a significant part of the Climate Control Business’ sales are products that are used for renovation and replacement applications, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

As previously reported, in November 2013, Carrier Corporation (“Carrier”) advised one of our subsidiaries, Climate Master, Inc. (“CM”), that the heat pump contracts will not be renewed between CM, as the manufacturer, and Carrier, as the purchaser, effective May 11, 2014. During 2013, 2012 and 2011, net sales pursuant to these heat pump contracts represented less than 5% of LSB’s consolidated net sales during each of those periods.

Potential Proxy Contest

We have received certain proposals as to our business and notice that there may be a slate of directors proposed in opposition to the three directors that are up for election at our 2014 Annual Meeting of Shareholders and that would be nominated by our Board of Directors. Our business, operating results, liquidity or financial condition have been and could continue to be adversely affected by the proposals and a potential proxy contest because, among other things:

•	considering and responding to the proposals and a potential proxy contest has been, and may continue to be, disruptive, costly and time consuming and a significant distraction for our management;

•	perceived uncertainties as to our future may result in the loss of current customers and potential business opportunities and may make it more difficult to attract and retain qualified personnel;

•	it may adversely affect our ability to create additional value for our stockholders by effectively limiting the implementation of our business strategy.

See “Risk Factors-Our business could be negatively affected as a result of a proxy contest.”

Downtime at Certain Chemical Facilities and Related Programs

During 2012, 2013 and the first quarter of 2014, our Chemical Business encountered a number of significant issues. These issues included an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture at the Cherokee Facility in November 2012 that damaged the ammonia plant, and the suspension of production at the Pryor Facility from time to time during 2012, 2013 and into the first quarter of 2014 due to continued mechanical issues. All of these issues resulted in lost production causing an adverse effect on our sales, operating income and cash flow for 2012 and 2013 and the first quarter of 2014. The following table shows the estimated range of the adverse effect on operating income by facility resulting from the lost productions due to the downtime related to these issues offset by insurance recoveries:

	2013
	(Estimated Range)
	Low	High
	(In Millions)
Estimated adverse effect by facility:
El Dorado	$10.0	$12.0
Cherokee	30.6	35.6
Pryor	64.0	73.0

Total estimated adverse effect	104.6	120.6
Insurance recoveries	(94.6)	(94.6)

Total estimated effect, net of insurance recoveries	$10.0	$26.0

The estimated adverse effect shown above includes lost absorption and gross profit margins, based on current market conditions, and additional expenses incurred.

Although we believe these issues are unrelated to each other, the severity and frequency of the events at our Pryor, Cherokee, and El Dorado Facilities caused us to undergo a thorough reexamination of our process safety management (“PSM”), reliability and mechanical integrity programs. As a result, we have undertaken a concerted program to attempt to improve the reliability and mechanical integrity of our chemical plant facilities, which program is expected to take several years to complete. The improvement program includes engaging outside experts and consultants who specialize in risk management, reliability, mechanical integrity and PSM. We are also recruiting and hiring additional corporate and plant engineering and operational personnel, and accelerating acquisition of additional spare parts to supplement our existing spare parts program. For 2013, we incurred expenses of approximately $3.2 million in connection with this program and anticipates that we will incur additional expenses of $1.8 million during 2014 in connection with this program. The program also includes the installation of additional automation and improved diagnostics.

El Dorado Facility – During May, 2012, the El Dorado Facility suffered significant damage when a reactor in its DSN plant exploded. As a result, the DSN plant was damaged beyond repair and several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. The DSN plant, which supplied approximately 20% of the nitric acid produced at this facility, will be replaced with a new 65% strength nitric acid plant and a 98% concentrator. The design, fabrication, and engineering of the new nitric acid plant and concentrator are in process, and most equipment has been ordered.

We estimate that the monthly negative effect on operating income at the El Dorado Facility will approximate $1 million until the new 65% strength nitric acid plant and the 98% concentrator are constructed and begin production during 2015. The estimated combined construction cost for the new nitric acid plant and concentrator is approximately $120 million, of which $48 million has been capitalized as of December 31, 2013. Together, these new plants are designed to be more efficient and provide higher production capacity.

Cherokee Facility – During November, 2012, a pipe ruptured within the Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed that directly reduced our net sales and gross profit margins. The Cherokee Facility restarted in May 2013 and has been running consistently at normal production rates since resuming production during 2013, with normal interruptions for maintenance.

Pryor Facility – During November 2012, production was stopped at the primary ammonia plant to perform unplanned maintenance on a compressor. During this downtime, we also replaced the ammonia converter and restarted the primary ammonia plant in April 2013; however, after the facility resumed production, we have continued to experience frequent operational issues that have required extensive equipment repairs and maintenance and related costs. As a result, the Pryor Facility’s ammonia production during 2013 was only 42%, directly reducing our ammonia and UAN sales and gross profit margins.

During the first part of January 2014, our Pryor Facility ceased production at the ammonia plant to make repairs and perform additional maintenance. We estimate the adverse impact to our operating income will be approximately $8.0 million per month, including maintenance and repair costs, until the plant resumes production.

Property and Business Interruption Insurance Claims and Recoveries

El Dorado Facility

Our insurance covering the claim relating to the explosion of the DSN plant at the El Dorado Facility in May 2012, provided for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. We concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator.

In October 2013, we settled these claims with our insurance carriers for the aggregate amount of $113 million, of which $60 million had been paid to us prior to the conclusion of these claims and the remaining $53 million was paid to us during October and November of 2013. For financial reporting purposes, we allocated $90.7 million to our property insurance claim and $22.3 million to our business interruption claim primarily based on negotiations with our insurance carriers concerning our claims.

The $90.7 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $24.7 million (primarily relating to the loss on disposal of the damaged property and certain repairs and clean-up costs incurred). The insurance recovery in excess of the recoverable costs of $66.0 million was recognized as property insurance recoveries in excess of losses incurred in 2013.

The insurance recovery of $22.3 million allocated to the business interruption claim was recognized as a reduction to cost of sales ($15.0 million in 2013 and $7.3 million in 2012) consisting of recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) and certain lost profits.

Cherokee Facility

Our insurance policy covering the claim related to the pipe rupture that damaged the ammonia plant at the Cherokee Facility in November 2012, provided for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers, which insurance claims were settled with our insurance carriers in January 2014 as discussed below.

As of December 31, 2013, our insurance carriers approved and funded advance payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13.6 million as a reduction to cost of sales in 2013. The insurance recovery in excess of recoverable costs of $1.4 million was deferred (included in deferred gain on insurance recoveries at December 31, 2013) since this amount relates to lost profits, which is considered a gain contingency.

As of December 31, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim.

Effective January 10, 2014, we settled the claim with our insurance carriers for the aggregate amount of approximately $43.5 million (of which approximately $36.5 million relates to the business interruption claim), comprised of $15 million previously paid to us and $28.5 million paid to us in January 2014. The $43.5 million settlement amount is net of our $2.5 million property insurance deductible. As a result, an insurance recovery of approximately $28 million will be recognized as income associated with this settlement in the first quarter of 2014.

Due to the increase in the total value of property, plant and equipment (“PP&E”) and the insurance claims discussed above relating to our Chemical Business, our insurance premiums have increased (a portion of which was financed through short-term financing agreements) and are expected to increase in future periods.

Liquidity and Capital Resources

The following is our cash and cash equivalents, noncurrent restricted cash and investments, long-term debt and stockholders’ equity:

	December 31,	December 31,
	2013	2012
	(In Millions)
Cash and cash equivalents	$143.8	$98.0
Noncurrent restricted cash and investments (1)	291.0	—

	$434.8	$98.0

Long-term debt:
Senior Secured Notes	$425.0	$—
Secured Promissory Note	29.6	—
Secured Term Loan	—	68.4
Other	8.4	4.0

Total long-term debt, including current portion	$463.0	$72.4

Total stockholders’ equity	$411.7	$354.5

Long-term debt to stockholders’ equity ratio (2)	1.1	0.2

(1)	This balance includes U.S. Treasury bills with an original maturity of 13 weeks and certificates of deposits with an original maturity no longer than approximately 26 weeks. We have designated this balance for specific purposes relating to capital projects. All of these investments were held by financial institutions within the U.S.
(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash or noncurrent restricted cash and investments to pay down debt.

As of December 31, 2013, our cash, cash equivalents and noncurrent restricted cash and investments totaled $435 million. In addition as discussed below, our $100 million revolving credit facility is currently undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For 2014 and 2015, we have extensive committed and planned capital expenditures. Our primary cash needs for this period of time will be to fund these capital expenditures, as well as, our operations, our general obligations, and our interest payment requirements. We expect to fund these cash needs from the noncurrent restricted cash and investments (provided from the proceeds from the Senior Secured Notes), working capital, internally generated cash flows, insurance proceeds, and third-party financing. See additional discussions below under “Capital Expenditures” and “Loan Agreements-Terms and Conditions.” Our internally generated cash flows and liquidity have been, and could be, affected by possible declines in sales volumes resulting from the uncertainty relative to the current economic conditions and production inefficiency of our facilities.

As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds” and below under “Loan Agreements-Terms and Conditions,” on August 7, 2013, LSB closed the transaction whereby LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a private placement.

LSB has used, or intends to use, the proceeds of $418 million, net of commissions and fees, from the sale of the Senior Secured Notes, in connection with the following:

•	$67.2 million was used to repay all outstanding borrowings, including prepayment penalty, under the Secured Term Loan,

•	for the construction and completion of an ammonia plant at the El Dorado Facility, which investment, when completed, will significantly decrease our costs and eliminate our exposure to fluctuations in the price of ammonia in the spot market,

•	for the new 65% nitric acid plant and concentrator also at the El Dorado facility, which investment will replace lost capacity and add additional capacity to facilitate growth,

•	for plant reliability enhancements, and environmental and safety upgrades at all of our chemical facilities, and

•	for the development of our natural gas leasehold, which investment provides a partial hedge for the cost of natural gas, one of our key raw material inputs.

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

Also, as discussed below under “Loan Agreements-Terms and Conditions,” on February 13, 2014, we and certain of our subsidiaries (the “Borrowers”) entered into an amended and restated revolving credit facility (the “Amended Working Capital Revolver Loan”), effective December 31, 2013. Pursuant to the terms of the Amended Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At December 31, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At December 31, 2013, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $67.0 million, based on our eligible collateral, less outstanding letters of credit as of that date.

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

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of December 31, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position. We had approximately $2.4 million accrued for various uncertain tax liabilities at December 31, 2013.

Capital Expenditures

Capital Expenditures-2013

Cash used for capital expenditures (including acquisition of working interests in natural gas properties for $9.2 million) during 2013 was $166.6 million, including $160.0 million for the benefit of our Chemical Business and $6.0 million for the benefit of our Climate Control Business. The Chemical Business capital expenditures relate primarily to expenditures to replace or rebuild damaged PP&E discussed above under “Downtime at Certain Chemical Facilities and Related Programs” and certain capital projects discussed below under “Committed and Planned Capital Expenditures,” but also includes approximately $3.0 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from working capital, insurance proceeds, the net proceeds received in connection with the offering of our Senior Secured Notes, and other third-party financing. Due to the increase in the amount of capital expenditures incurred and committed, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during 2014.

Committed and Planned Capital Expenditures

Committed
		2015 and	Additional
	2014	thereafter	Planned	Total
(In Millions)
Chemical	$220 - $ 250	$110 - $135	$160 - $175	$490 - $560
Climate Control	— - 1	— - —	5 - 10	5 - 11
Other	7 - 10	9 - 13	— - —	16 - 23

	$227 - $ 261	$119 - $148	$165 - $185	$511 - $594

Our committed capital expenditures are the capital projects that have been approved by management as of December 31, 2013 and include projects which are already in progress and funded or projects supported by cost benefit analysis. The additional planned capital expenditures are subject to economic conditions and continued review by management. The amount of planned capital expenditures may increase or decrease as new information is obtained or circumstances change. Total capital expenditures include all committed capital expenditures as well as expenditures that have been brought to the attention of management for approval through our budget and forecasting process.

At December 31, 2013, we had committed and planned capital expenditures as indicated in the table above. We plan to fund the committed and planned capital expenditures from noncurrent restricted cash and investments (provided from the proceeds from the Senior Secured Notes), working capital, internally generated cash flows, insurance proceeds, and third-party financing.

During the fourth quarter of 2013, we received the necessary permits to proceed with expansion projects at the El Dorado Facility which include the ammonia production plant discussed below under “Ammonia Plant”; a new 65% strength nitric acid plant and concentrator to replace the lost production from the DSN plant explosion; and for other support infrastructure. The expected cost of these projects is outlined below.

		Committed
	Spent to		2015 and	Additional
	Date	2014	thereafter	Planned	Total
	(In Millions)
El Dorado Facility Expansion Projects
Ammonia Plant	$36	$90 - $ 110	$75 - $ 90	$50 - $65	$251 - $301
Nitric Acid Plant and Concentrator	48	50 - 55	15 - 20	— - —	113 - 123
Other Support Infrastructure	—	55 - 60	10 - 15	— - —	65 - 75

	$84	$195 - $225	$100 - $125	$50 - $65	$429 - $499

Additionally at December 31, 2013, the committed and planned capital expenditures in the Chemical Business included $30 million to $35 million in connection with natural gas leaseholds during the next three years (which we are investing as a partial hedge against the rise in natural gas prices) and $25 million to $30 million associated with environmental laws, regulations and guidelines at our various chemical plant facilities.

The committed capital expenditures for Corporate and Other include $15 million to $20 million for the replacement of our enterprise financial and operations management software.

Ammonia Plant

Our El Dorado Facility produces nitric acid and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. We believe this cost disadvantage will continue to be significant for the medium and long-term. Using a portion of the net proceeds from the sale of the Senior Secured Notes, we are proceeding with the addition of an anhydrous ammonia production plant at the El Dorado Facility. During August 2013, a subsidiary of EDC entered into an agreement with SAIC Constructors, LLC to engineer and construct the ammonia plant and certain support facilities. The estimated construction cost of this project ranges from $250 million to $300 million and is expected to be complete by the end of 2015.

Purchase of Additional Gas Working Interest

During 2013, Zena, which is a subsidiary within our Chemical Business, acquired certain additional working interests in natural gas properties located in the Marcellus Shale in Wyoming County, Pennsylvania as a partial hedge against cost increases in natural gas that is a primary feedstock in the production of ammonia. The purchase represents an increase from approximately 10% to 12% in the total working interest (an increase from approximately 8% to 10% in total net revenue interest) for proven reserves in the same natural gas properties purchased by Zena in October 2012. The purchase price for the additional working interest paid by Zena was $9.2 million in cash, which was funded using our existing working capital. Our working interest represents our share of the costs and expenses incurred in connection with the underlying natural gas working interest leaseholds while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to the royalty owners. We are not the operator of these natural gas properties.

The current development plan for the leaseholds includes 63 natural gas wells, of which 27 wells have been developed and are producing as of December 31, 2013. Zena’s portion of the estimated capital cost to fully develop the remaining leaseholds is approximately $32 million to be incurred through 2016. During 2013, Zena sold from their working interest approximately 2,600 MMcf of natural gas. Zena’s share of the estimated remaining proved reserves that are economically feasible to be recovered from known reservoirs based on current market conditions is approximately 70,000 MMcf of natural gas as estimated by an independent reservoir engineering firm based on petroleum and geoscience engineering data.

Information Request from EPA

As discussed above under “Environmental, Health and Safety Matters” of Part I of this report, in connection with a national enforcement initiative, the EPA had sent information requests pursuant to Section 114 of the Clean Air Act to most, if not all, of the operators of nitric acid plants in the U.S., including our El Dorado and Cherokee Facilities and the Baytown Facility operated by our subsidiary, El Dorado Nitric Company and its subsidiaries (“EDN”).

During 2013, we negotiated a global agreement in principle with the EPA/DOJ to settle this matter. During January 2014, we executed a formal Consent Decree to settle this matter and expect the DOJ to execute such and to obtain court approval of the executed Consent Decree to become effective during 2014. The agreement provides, among other things, the following:

•	all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon for continued future operation of units. Currently, we have already completed necessary modifications at three of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining five nitric acid plants, the cost of which will be capitalized when incurred;

•	our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000; and

•	a civil penalty will be paid by our Chemical Business in the amount of $725,000.

Estimated Plant Turnaround Costs – 2014

Our Chemical Business expenses the costs for planned maintenance, repairs and minor renewal activities (“Turnarounds”) as they are incurred and are classified as cost of sales. Based on our current plan for Turnarounds during 2014, we estimate that we will incur approximately $5.0 million to $5.5 million of these Turnaround costs. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. These costs also do not include maintenance and repair costs related to the current repairs and maintenance to bring the Pryor Facility back into production. We plan to fund these expenditures from our available working capital. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $5.2 million in 2013 in connection with environmental projects. For 2014, we expect to incur expenses ranging from $4.0 million to $5.0 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. Payment of dividends by LSB is limited under certain limited conditions under the terms of the Amended Working Capital Loan Agreement and the Senior Secured Notes as discussed below under “Loan Agreements-Terms and Conditions”.

Holders of our common stock and preferred stocks are entitled to receive dividends only when and if declared by our Board of Directors. We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2014.

During the first quarter of 2013, dividends totaling $300,000 were declared on our outstanding preferred stock and subsequently paid in April 2013 using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board of Directors, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

In January 2014, our Board of Directors declared the following dividends:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, which were paid in February 2014, and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000, which were paid in February 2014.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long—Term Debt Covenants

As discussed below under “Loan Agreements—Terms and Conditions”, the Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

Loan Agreements—Terms and Conditions

Senior Secured Notes –As discussed above under “Issuance of Senior Secured Notes and Intended Use of Proceeds,” on August 7, 2013, LSB sold $425 million aggregate principal amount of the Senior Secured Notes in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule 144A under the Act. LSB received net proceeds of approximately $351 million, after the payoff of the Secured Term Loan, commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, and UMB Bank will also act as the collateral agent, in connection with the Senior Secured Notes, and will receive customary compensation from us for such services.

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

The Senior Secured Notes will be secured on a first-priority basis by the Notes’ Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) providing security and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred.

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

Amended Working Capital Revolver Loan – On February 13, 2014, LSB and certain of its subsidiaries (the “Borrowers”) entered into an amendment to the existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). The Amended Working Capital Revolver is effective as of December 31, 2013. Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the secured guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At December 31, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

At December 31, 2013, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At December 31, 2013, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $67.0 million, based on our eligible collateral, less outstanding letters of credit as of that date.

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

The Amended Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of December 31, 2013, as defined in the agreement, the fixed charge coverage ratio was 6.6 to 1. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	make other restricted payments, including investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	declare dividends and distributions;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose of assets.

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

So long as both immediately before and after giving effect to any of the following, excess availability as defined by the Amended Working Capital Revolver Loan is equal to or greater than the greater of (x) 20% of the maximum revolver commitment or (y) $20 million, the Amended Working Capital Revolver will allow each of the Borrowers under the Amended Working Capital Revolver Loan to make:

•	distributions and pay dividends by LSB with respect to amounts in excess of $0.5 million during each fiscal year;

•	acquisitions of treasury stock by LSB with respect to amounts in excess of $0.5 million during each fiscal year;

•	certain hedging agreements;

•	investments in joint ventures and certain subsidiaries of LSB in an aggregate amount not exceeding $35.0 million; and

•	other investments in an aggregate amount not exceeding $50.0 million at any one time outstanding.

The Amended Working Capital Revolver Loan includes customary events of default, including events of default relating to nonpayment of principal and other amounts owing under the Amended Working Capital Revolver Loan from time to time, any material misstatement or misrepresentation and breaches of representations and warranties made, violations of covenants, cross-payment default to indebtedness in excess of $2.5 million, cross-acceleration to indebtedness in excess of $2.5 million, bankruptcy and insolvency events, certain unsatisfied judgments, certain liens, and certain assertions of, or actual invalidity of, certain loan documents.

Secured Promissory Note—On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into the Secured Promissory Note with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the original acquisition by Zena of Working Interests in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The proceeds of the Secured Promissory Note were used to reimburse our general working capital. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points with a final balloon payment of $15.3 million due at maturity. The interest rate at December 31, 2013 was 3.24%. The loan is secured by the Working Interests and related properties and proceeds.

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

Related Party Transactions

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. At the 2013 annual meeting of stockholders held in May, Mr. Benham was elected to serve with the class of directors having a term that will expire in 2016. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $0.1 million with SAIC Energy for engineering services relating to our chemical facilities. During 2013, we incurred approximately $11.7 million with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. During 2013, we negotiated several agreements with SAIC Constructors, LLC (“SAIC Constructors”), a subsidiary of SAIC, to engineer, procure and construct the ammonia plant, the Nitric Acid Plant, a nitric acid concentrator and certain support facilities. We expect SAIC Constructor’s fees in connection with these agreements to be approximately $39 million.

Also see discussion above under “Liquidity and Capital Resources-Dividends” relating to the Golsen Group.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2013, 2012, and 2011 and accompanying notes and the discussions above under “Overview” and “Liquidity and Capital Resources.”

We present the following information about our results of operations for our two core business segments: the Chemical Business and the Climate Control Business. The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. Net sales by business segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Intersegment net sales are not significant. Gross profit by business segment represents net sales less cost of sales. In addition, our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses. General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments.

The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

	2013	2012	2011
		(In Thousands)
Net sales:
Chemical	$380,669	$477,813	$511,854
Climate Control	285,018	266,171	281,565
Other	13,600	15,047	11,837

	$679,287	$759,031	$805,256

Gross profit:
Chemical	$46,165	$97,692	$130,687
Climate Control	92,907	80,981	88,178
Other	4,484	5,063	4,153

	$143,556	$183,736	$223,018

Operating income:
Chemical	$87,784	$82,101	$116,503
Climate Control	30,386	25,834	32,759
Other	1,699	2,091	1,584
General corporate expenses	(14,561)	(14,371)	(14,403)

	105,308	95,655	136,443
Interest expense, net	13,986	4,237	6,658
Losses on extinguishment of debt	1,296	—	136
Non-operating expense (income), net:
Chemical	(1)	(1)	(1)
Climate Control	(1)	(1)	(2)
Corporate and other business operations	(98)	(279)	3
Provisions for income taxes	35,421	33,594	46,208
Equity in earnings of affiliate – Climate Control	(436)	(681)	(543)

Income from continuing operations	$55,141	$58,786	$83,984

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2013 and 2012:

	2013	2012	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$167,614	$217,329	$(49,715)	(22.9)%
Industrial acids and other chemical products	141,936	162,498	(20,562)	(12.7)%
Mining products	63,042	96,538	(33,496)	(34.7)%
Natural gas	8,077	1,448	6,629	457.8%

Total Chemical	$380,669	$477,813	$(97,144)	(20.3)%

Gross profit—Chemical	$46,165	$97,692	$(51,527)	(52.7)%

Gross profit percentage—Chemical (1)	12.1%	20.4%	(8.3)%

Operating income—Chemical	$87,784	$82,101	$5,683	6.9%

(1)	As a percentage of net sales

Net Sales—Chemical

•	Agricultural products sales decreased due to the lack of available products as the result of the downtime experienced at our Cherokee and Pryor Facilities, lower sales prices for nitrogen fertilizer, and periodic adverse weather conditions during 2013.

•	Industrial acids and other chemical products sales decreased due to the reduction in the average Tampa ammonia price by more than $57 per metric ton in 2013 compared to 2012 and its impact to pricing to certain of our industrial acid customers, the unplanned downtime at our Cherokee Facility, the reduction in production at our El Dorado Facility, and the timing and duration of a Turnaround performed at our Baytown Facility to coincide with a significant customer’s planned maintenance outage.

•	Mining products sales decreased primarily due to a 44% decrease in volumes as the result of lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies and the downtime experienced at the Cherokee Facility.

•	Natural gas sales relates to working interests in certain natural gas properties acquired in October 2012 and August 2013 by a subsidiary within our Chemical Business. Management considers these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

Our Chemical Business’ gross profit was $46.2 million, including $28.6 million business interruption insurance recovery recognized. Excluding the insurance recovery, the decrease in gross profit of $72.8 million was primarily attributable to lower sales volume, unabsorbed fixed overhead costs, maintenance and repair costs, and costs associated with purchased ammonia and other products to meet some of our customers’ needs, all of which are primarily attributable to the downtime experienced at certain of our facilities, partially offset by $4.5 million precious metals recoveries during 2013. Additionally, gross margin percentages were impacted as the result of lower nitrogen fertilizer sale prices and higher natural gas feedstock costs. For 2012, the estimated cumulative impact from the downtime experienced at our facilities was approximately $32 million, which included unabsorbed fixed overhead costs, losses incurred on firm sales commitments, maintenance and repair costs, and other expenses, partially offset by $7.3 million business interruption insurance recovery.

Operating Income—Chemical

Our Chemical Business’ operating income was $87.8 million, including the $66.0 million property insurance recovery recognized (classified as property insurance recoveries in excess of losses incurred) during 2013 partially offset by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased approximately $3.3 million primarily due to consulting and other fees related to the El Dorado Facility, professional fees incurred at our Pryor Facility in connection with improving plant reliability. Additionally, other net expenses increased approximately $5.5 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility and other income of $2.3 million recognized in 2012 (none in 2013) relating to a litigation settlement with a certain vendor.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2013 and 2012:

	2013	2012	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$183,757	$162,697	$21,060	12.9%
Hydronic fan coils	64,541	55,812	8,729	15.6%
Other HVAC products	36,720	47,662	(10,942)	(23.0)%

Total Climate Control	$285,018	$266,171	$18,847	7.1%

Gross profit—Climate Control	$92,907	$80,981	$11,926	14.7%

Gross profit percentage—Climate Control (1)	32.6%	30.4%	2.2%

Operating income—Climate Control	$30,386	$25,834	$4,552	17.6%

(1)	As a percentage of net sales

Net Sales – Climate Control

•	Net sales of our geothermal and water source heat pump products increased primarily as a result of a 17% improvement in sales of our commercial/institutional products with an increase in the number of units sold and higher unit pricing associated with product mix as well as reducing the level of backlog and an increase in new product orders during the year. Residential product sales improved 3% as a result of reducing the level of backlog, increased orders and higher unit pricing. During 2013, we continued to maintain a market share leadership position of approximately 40%, based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•	Net sales of our hydronic fan coils increased primarily as a result of an increase in the number of units sold, unit pricing and product mix related to reducing the level of backlog and an increase in new product orders during the year. During 2013, we continued to have a market share leadership position of approximately 32% based on market data supplied by the AHRI.

•	Net sales of our other HVAC products decreased primarily due to a decline in incoming orders for our large custom air handlers and for our engineering and construction services partially offset by increased sales of our modular chillers.

Gross Profit – Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume and unit pricing and change in product mix as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income—Climate Control

Operating income increased as the result of the increase in gross profit discussed above partially offset by higher variable selling expenses of $2.0 million (including commission of $0.7 million, warranty of $0.6 million, and freight of $0.6 million) primarily as the result of higher sales volume, increased consulting fees of $1.2 million primarily for services focused on future process and cost savings improvements, and increased personnel costs of $3.9 million primarily related to the increase in the number of employees and healthcare benefits.

Interest Expense, net

Interest expense for 2013 was $14.0 million compared to $4.2 million for 2012. The increase is due primarily to the issuance of the Senior Secured Notes as discussed above under “Loan Agreements – Terms and Conditions” partially offset by $4.0 million of capitalized interest on capital projects, while under development and construction, during 2013 compared to $0.4 million capitalized during 2012.

Loss on Extinguishment of Debt

As the result of the payoff of the Secured Term Loan in 2013, we incurred a loss on extinguishment of debt of $1.3 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision For Income Taxes

The provision for income taxes for 2013 was approximately $35.4 million compared to an income tax provision of $33.6 million for 2012. The resulting effective tax rate for 2013 and 2012 was 40% (excluding the benefit of $0.5 million associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012) and 36%, respectively. The increase in the effective tax rate was due primarily to the inability to take advantage of “domestic manufacturing deduction” as a result of the lower manufacturing income in 2013.

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

Net Sales – Chemical

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

Gross Profit – Chemical

The decrease in gross profit of $33.0 million is primarily attributable to costs totaling $32.0 million due to the planned and unplanned downtime at our facilities during 2012, which includes unabsorbed fixed overhead costs, losses incurred on firm sales commitments, maintenance and repair costs, and other expenses.

Operating Income – Chemical

In spite of very strong agricultural supply and demand fundamentals, operating income declined $34.4 million primarily due to the decrease in gross profit as discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2012 and 2011:

	2012	2011	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Geothermal and water source heat pumps	$162,697	$183,789	$(21,092)	(11.5)%
Hydronic fan coils	55,812	54,379	1,433	2.6%
Other HVAC products	47,662	43,397	4,265	9.8%

Total Climate Control	$266,171	$281,565	$(15,394)	(5.5)%

Gross profit—Climate Control	$80,981	$88,178	$(7,197)	(8.2)%

Gross profit percentage—Climate Control (1)	30.4%	31.3%	(0.9)%

Operating income—Climate Control	$25,834	$32,759	$(6,925)	(21.1)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•	Net sales of our geothermal and water source heat pump products decreased primarily as a result of a 21% decline in sales of our residential products, primarily due to the softness in the sector of the single-family residential construction market we serve. Sales of our commercial/institutional products also declined by 7% primarily due to the lower beginning backlog and lower order levels in the first part of the year, although order levels increased overall throughout the balance of 2012. During 2012, we continued to maintain a market share leadership position of approximately 40%, based on market data supplied by the AHRI.

•	Net sales of our hydronic fan coils increased primarily due to increases in the number of units sold, the average unit selling price and in the sale of parts. During 2012, we continued to have a market share leadership position of approximately 30% based on market data supplied by the AHRI.

•	Net sales of our other HVAC products in 2012 were 10% above the 2011 results and related to increased sales of our large custom air handlers.

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

Cash Flow From Continuing Operating Activities – 2013

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

For 2013, net cash provided by continuing operating activities was $54.1 million primarily as the result of net income of $55.0 million plus adjustments of $35.3 million for deferred income taxes, and $28.3 million for depreciation, depletion and amortization of PP&E, partially offset by $66.3 million for gains on property insurance recoveries associated with PP&E.

Cash Flow from Continuing Investing Activities – 2013

Net cash used by continuing investing activities for 2013 was $389.6 million that consisted primarily of $290.9 million used for restricted cash and investments designated by management for specific capital projects primarily relating to our Chemical Business, $157.4 million for expenditures for PP&E of which $150.8 million is for the benefit of our Chemical Business, and $9.2 million for working interests in natural gas properties by our Chemical Business partially offset by $66.4 million of proceeds from property insurance recovery associated with PP&E.

Cash Flow from Continuing Financing Activities – 2013

Net cash provided by continuing financing activities for 2013 was $381.5 million that primarily consisted of net proceeds from long-term and short-term financing of $407.2 million, largely relating to the Senior Secured Notes and the Secured Promissory Note, partially offset by payments totaling $24.5 million on short-term financing and long-term debt.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. For each of the last three years ended December 31, 2013, 2012, and 2011, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of December 31, 2013 could change in the near term. In addition, the more critical areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:

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

At December 31, 2013 and 2012, our accrued product warranty obligations were $7.3 million and $6.2 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets. For 2013, 2012, and 2011, our warranty expense was $7.4 million, $6.7 million, and $6.5 million, respectively.

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could adversely impact our liquidity, capital resources and results of operations.

Regulatory Compliance – Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. At December 31, 2013, liabilities totaling $1.2 million have been accrued relating to these issues as discussed under “Environmental, Health and Safety Matters in Item 1 of this report. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.

Recognition of Insurance Recoveries – If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. At December 31, 2013 and 2012, the balance of the insurance claim receivable was $1.9 million and $10.1 million, respectively. An insurance recovery in excess of recoverable costs relating to a business interruption claim is a reduction to cost of sales. An insurance recovery in excess of recoverable costs relating to a property insurance claim is included in property insurance recoveries in excess of losses incurred. Also see discussion above under “Property and Business Interruption Insurance Claims and Recoveries”.

Management’s judgment and estimates in the above areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2013, we have agreed to indemnify the sureties for payments, up to $9.9 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2013 are summarized in the following table (1) (2):

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2014	2015	2016	2017	2018	Thereafter
	(In Thousands)
Long-term debt:
Senior Secured Notes	$425,000	$—	$—	$—	$—	$—	$425,000
Capital leases	212	97	63	52	—	—	—
Other	37,755	9,165	8,817	16,302	477	2,994	—

Total long-term debt	462,967	9,262	8,880	16,354	477	2,994	425,000
Interest payments on long-term debt (3)	200,159	34,133	33,815	33,194	33,086	32,993	32,938
Interest rate contract (4)	1,240	624	517	99	—	—	—
Ammonia plant (5)	200,000	110,000	90,000	—	—	—	—
Nitric acid plant and concentrator (5)	75,000	55,000	20,000	—	—	—	—
Other capital expenditures (6)	134,000	96,000	37,170	330	250	250	—
Operating leases	13,581	4,451	2,775	1,929	1,675	1,421	1,330
Natural gas pipeline commitment (7)	16,421	1,787	1,787	1,787	1,787	1,787	7,486
Firm purchase commitments	11,673	11,673	—	—	—	—	—
Other contractual obligations	8,310	3,560	125	125	125	125	4,250
Other contractual obligations included in noncurrent accrued and other liabilities (8)	5,252	—	91	88	88	89	4,896

Total	$1,128,603	$326,490	$195,160	$53,906	$37,488	$39,659	$475,900

(1)	The table does not include amounts relating to future purchases of anhydrous ammonia by EDC pursuant to a supply agreement through December 2015. The terms of this supply agreement do not include minimum volumes or take-or-pay provisions.
(2)	The table does not include our estimated accrued warranty costs of $7.3 million at December 31, 2013 as discussed above under “Critical Accounting Policies and Estimates”.
(3)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2013.
(4)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2013.
(5)	Capital expenditures are based on estimates (high end of range) at December 31, 2013.
(6)	Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2013 but exclude amounts relating to the ammonia plant, nitric acid plant, and concentrator.
(7)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(8)	The future cash flows relating to executive and death benefits are based on estimates at December 31, 2013.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2013, we had a minimal amount of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

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

During 2013, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. A portion of these contracts are considered derivatives and are accounted for on a mark-to-market basis and a portion of these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2013, the natural gas contracts accounted for on a mark-to-market basis were for approximately 1.5 million MMBtu of natural gas through October 2014 at a weighted-average cost of $3.98 per MMBtu ($6.1 million) and a weighted-average market value of $4.00 per MMBtu ($6.1 million). The natural gas contracts exempt from mark-to-market accounting were for approximately 1.6 million MMBtu of natural gas through May 2014 at the weighted-average cost of $3.47 per MMBtu ($5.6 million) and a weighted-average market value of $4.20 per MMBtu ($6.8 million) at December 31, 2013.

At December 31, 2013, we had no outstanding futures/forward copper contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At December 31, 2013, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At December 31, 2013, the fair value of these contracts (unrealized loss) was $1.2 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2013:

	Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$6,741	$6,966	$15,848				$29,555
Weighted-average interest rate	3.24%	3.24%	3.24%				3.24%
Fixed interest rate debt	$2,521	$1,914	$506	$477	$2,994	$425,000	$433,412
Weighted-average interest rate	7.69%	7.71%	7.72%	7.73%	7.74%	7.75%	7.75%
Estimated future cash flows of interest rate swaps (2):
Variable to Fixed	$624	$517	$99				$1,240
Weighted-average pay rate	3.23%	3.23%	3.23%				3.23%
Weighted-average receive rate	0.30%	0.64%	1.15%				0.54%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2013.
(2)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2013.

The following table presents our purchase commitments under firm purchase commitments and related weighted-average contract costs by contract terms as of December 31, 2013:

	Years ending December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
	(Dollars In Thousands, Except For Per MMBtu)
Firm purchase commitments:
Natural Gas:
Total cost of contracts	$11,673						$11,673
Weighted-average cost per MMBtu	$3.72						$3.72

At December 31, 2013 and 2012, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes at December 31, 2013. The estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $20 million. The valuation is classified as Level 2 and is based on the range of ask/bid prices (104.5 to 104.9) for these notes but are currently traded in a limited and low volume market since these notes have not yet been registered. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of LSB Industries, Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 26, 2014

ITEM 9B. OTHER INFORMATION

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;

•	modest growth of the U.S. economy;

•	the construction outlook for the commercial/institutional sector and single-family sector;

•	anticipated losses while certain chemical plants are down;

•	the outlook for the types of nitrogen fertilizer products we produce and sell;

•	demand for our geothermal products;

•	growth in the coal industry;

•	reduction in operating income within our chemical facilities due to damaged facilities;

•	use of net proceeds from sale of Senior Secured Notes;

•	shipment of backlog;

•	cost of new chemical plants and when these plants will become operational;

•	cost for PSM program for the balance of 2014;

•	ability to pass to our customers cost increases in the form of higher prices;

•	sufficient sources for materials and components;

•	customer demand for our industrial, mining and agricultural products for 2014;

•	fertilizer outlook;

•	planned capital spending;

•	ability to obtain anhydrous ammonia from other sources;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	sales growth of the Climate Control Business;

•	sales in the medium-term and long-term will be primarily driven by growth in new construction, as well as the introduction of new products;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy costs up to 80% compared to some conventional HVAC systems;

•	reserves of Zena’s natural gas working interest;

•	cash needs for 2014;

•	we plan to rely upon working capital, internally generated cash flows, noncurrent restricted cash and investments, insurance proceeds, and third-party financing;

•	fund committed capital expenditures;

•	El Dorado Facility’s use of the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;

•	cost relating to settlement with the EPA relating to issues involving the Clean Air Act;

•	when the Pryor Facility will resume production;

•	costs of Turnarounds during 2014 for our chemical facilities;

•	the expenses in connection with environmental projects for 2014;

•	cash needs and how we expect to fund our cash requirements;

•	depreciation, depletion and amortization expected to increase in 2014;

•	costs and other negative effects relating to proxy contests;

•	if we should repurchase stock, we currently intend to fund any repurchases from our available working capital;

•	benefits relating to construction of new plants at the El Dorado Facility; and

•	meeting all required covenant tests for all quarters and the year ending in 2014.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future,

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components,

•	limitations due to financial covenants;

•	changes in competition,

•	the loss of any significant customer,

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	additional unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components,

•	material increases is cost of raw materials;

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	obtaining necessary permits;

•	third-party financing;

•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for Ukraine and Russian AN products resulting in an increase in foreign AN products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors”.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2014.

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

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from Exhibit 3(i).1 to the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed February 28, 2013.

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, and February 4, 2014.

4.1	Redemption Notice for Convertible Noncumulative Preferred Stock, dated February 21, 2012, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 27, 2012.

4.2	Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848. See SEC file number 001-0767.

4.3	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.

4.4	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 333-184995, filed November 6, 2012.

4.5	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated December 5, 2008.

4.6	First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated December 5, 2008.

4.7	Indenture, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein, UMB Bank, n.a., as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed August 14, 2013.

4.8	Registration Rights Agreement, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, filed August 14, 2013.

4.9	Second Amended and Restated Loan and Security Agreement, dated effective December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC.

4.10	Intercreditor Agreement by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 14, 2013.

4.11	Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed by April 4, 2011.

4.12	Exhibits and Schedules to the Amended and Restated Term Loan Agreement, dated as of March 29, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed April 4, 2011.

4.13	Amendment Number One to the Amended and Restated Term Loan Agreement, dated as of April 21, 2011, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-Q, filed May 5, 2011.

4.14	Joining Lender Agreement, dated as of May 26, 2011, by and among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., Banc of America Leasing & Capital, LLC, as Administrative Agent, and MassMutual Asset Finance LLC, which the Company hereby incorporates by reference from Exhibit 4.4 to the Company’s Form 8-K, filed June 2, 2011.

4.15	Amendment Number Two to the Amended and Restated Term Loan Agreement, dated as of April 4, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., Consolidated Industries Corp., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 9, 2012.

4.16	Amendment Number Four and Addendum to Amended and Restated Term Loan Agreement, dated effective August 16, 2012, among LSB Industries, Inc., ThermaClime, L.L.C. and certain subsidiaries of ThermaClime, L.L.C., Cherokee Nitrogen Holdings, Inc., the Required Lenders signatory thereto, Banc of America Leasing & Capital, LLC as the Administrative and Collateral Agent, and Bank of Utah as Payment Agent, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed September 18, 2012.

10.1	Limited Partnership Agreement dated as of May 4, 1995 between the general partner, and LSB Holdings, Inc., an Oklahoma Corporation, as limited partner, which the Company hereby incorporates by reference from Exhibit 10.11 to the Company’s Form 10-K for the fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.2	Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company incorporates by reference from Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. See SEC file number 001-0767.

10.3	The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. See SEC file number 001-07677.

10.4	LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit “C” to the Company’s Proxy Statement, dated May 24, 1999 for its 1999 Annual Meeting of Stockholders. See SEC file number 001-07677.

10.5	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-0767.

10.6	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-0767.

10.7	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 6, 2008.

10.8	Severance Agreement, dated January 17, 1989 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. See SEC file number 001-0767. The Company also entered into substantially the same agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones and the Company will provide copies thereof to the Commission upon request.

10.9	Amendment to Severance Agreement, dated December 17, 2008, between Barry H. Golsen and the Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated December 23, 2008. Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request.

10.10	Employment Agreement and Amendment to Severance Agreement dated January 12, 1989 between the Company and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to the Company’s Form 10-K for fiscal year ended December 31, 1995. See SEC file number 001-07677.

10.11	First Amendment to Employment Agreement, dated April 29, 2003 between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.52 to the Company’s Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2002. See SEC file number 001-0767.

10.12	Third Amendment to Employment Agreement, dated December 17, 2008, between the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated December 23, 2008.

10.13	Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.14	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.15	Third Amendment to Nitric Acid Supply, Operating and Maintenance Agreement between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC, dated June 25, 2013, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2013. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS SUBJECT OF A COMMISSION ORDER CF #30123, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.16	AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24842, DATED MARCH 25, 2010, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.17	First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 31, 2009.

10.18	Third Amendment to AN Supply Agreement, dated effective April 9, 2013, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 1, 2013.

10.19	Agreement, dated effective August 1, 2013, between United Steel Workers of America International Union on behalf of LOCAL 13-434 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed October 11, 2013.

10.20	Agreement, dated effective October 17, 2013, between International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed October 11, 2013.

10.21	Agreement, dated November 12, 2013, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 13, 2014.

10.22	Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company’s Form 8-K, dated December 12, 2002. See SEC file number 001-0767.

10.23	Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC., which the Company hereby incorporates by reference from Exhibit 10.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010.

10.24	Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2008. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28828, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.25	Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28827, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.26	Fifth Amendment to the Anhydrous Ammonia Sales Agreement, dated August 22, 2012, between KOCH Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 28, 2012. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF#28826, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.27	Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 13, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.28	Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.29	Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed May 13, 2009.

10.30	Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed November 7, 2011.

10.31	Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed November 7, 2011.

10.32	First Amendment to Real Estate Purchase Contract, effective October 20, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q, filed November 7, 2011.

10.33	Second Amendment to Real Estate Purchase Contract, effective December 16, 2011, by and among South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed December 22, 2011.

10.34	Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed February 16, 2012.

10.35	Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed February 16, 2012.

10.36	Purchase and Sale Agreement, dated October 31, 2012, between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 2, 2012. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.37	Purchase and Sale Agreement, dated August 28, 2013, between Hat Creek Energy LLC, Citrus Energy Appalachia, LLC, Troy Energy Investments, LLC, and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 30, 2013. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.38	Contract, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed December 6, 2012.

10.39	Engineering Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 15, 2013.

10.40	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 12, 2013.

10.41	Construction Agreement-NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed November 12, 2013.

10.42	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed January 7, 2014.

10.43	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 7, 2013.

10.44	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed February 7, 2013.

10.45	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed February 7, 2013.

12.1	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Jack E. Golsen
February 26, 2014		Jack E. Golsen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Jack E. Golsen
February 26, 2014		Jack E. Golsen, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Dated:	By:	/s/ Tony M. Shelby
February 26, 2014		Tony M. Shelby, Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 26, 2014		Harold L. Rieker Jr., Vice President and Principal Accounting Officer

Dated:	By:	/s/ Barry H. Golsen
February 26, 2014		Barry H. Golsen, Director

Dated:	By:	/s/ Webster L. Benham
February 26, 2014		Webster L. Benham, Director

Dated:	By:	/s/ Charles A. Burtch
February 26, 2014		Charles A. Burtch, Director

Dated:	By:	/s/ Robert A. Butkin
February 26, 2014		Robert A. Butkin, Director

Dated:	By:	/s/ Robert H. Henry
February 26, 2014		Robert H. Henry, Director

Dated:	By:	/s/ Gail P. Lapidus
February 26, 2014		Gail P. Lapidus, Director

Dated:	By:	/s/ Donald W. Munson
February 26, 2014		Donald W. Munson, Director

Dated:	By:	/s/ Ronald V. Perry
February 26, 2014		Ronald V. Perry, Director

Dated:	By:	/s/ John A. Shelley
February 26, 2014		John A. Shelley, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 26, 2014

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$143,750	$98,020
Restricted cash	—	31
Accounts receivable, net	80,570	82,801
Inventories	55,872	64,973
Supplies, prepaid items and other:
Prepaid insurance	15,073	10,049
Precious metals	14,927	13,528
Supplies	13,523	9,855
Prepaid income taxes	12,644	—
Other	3,867	2,266

Total supplies, prepaid items and other	60,034	35,698
Deferred income taxes	13,613	3,224

Total current assets	353,839	284,747
Property, plant and equipment, net	416,801	281,871
Other assets:
Noncurrent restricted cash	80,974	—
Noncurrent restricted investments	209,990	—
Debt issuance costs, net	8,027	876
Other, net	13,466	9,118

Total other assets	312,457	9,994

	$1,083,097	$576,612

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2013	2012
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,775	$68,333
Short-term financing	13,749	9,254
Accrued and other liabilities	49,107	34,698
Current portion of long-term debt	9,262	4,798

Total current liabilities	133,893	117,083
Long-term debt	453,705	67,643
Noncurrent accrued and other liabilities	17,086	16,369
Deferred income taxes	66,698	21,020
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,846,470 shares issued (26,731,360 shares at December 31, 2012)	2,685	2,673
Capital in excess of par value	167,550	165,006
Retained earnings	266,854	212,192

	440,089	382,871
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	411,715	354,497

	$1,083,097	$576,612

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
	(In Thousands, Except Per Share Amounts)
Net sales	$679,287	$759,031	$805,256
Cost of sales	535,731	575,295	582,238

Gross profit	143,556	183,736	223,018
Selling, general and administrative expense	100,674	89,988	86,343
Provisions for (recovery of) losses on accounts receivable	478	(214)	347
Property insurance recoveries in excess of losses incurred	(66,255)	—	—
Other expense (income), net	3,351	(1,693)	(115)

Operating income	105,308	95,655	136,443
Interest expense, net	13,986	4,237	6,658
Losses on extinguishment of debt	1,296	—	136
Non-operating other income, net	(100)	(281)	—

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	90,126	91,699	129,649
Provisions for income taxes	35,421	33,594	46,208
Equity in earnings of affiliate	(436)	(681)	(543)

Income from continuing operations	55,141	58,786	83,984
Net loss from discontinued operations	179	182	142

Net income	54,962	58,604	83,842
Dividends on preferred stocks	300	300	305

Net income applicable to common stock	$54,662	$58,304	$83,537

Income (loss) per common share:
Basic:
Income from continuing operations	$2.44	$2.62	$3.81
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.43	$2.61	$3.80

Diluted:
Income from continuing operations	$2.34	$2.50	$3.59
Net loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.33	$2.49	$3.58

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2010	25,477	$3,000	$2,548	$131,845	$70,351	$(28,374)	$179,370
Net income					83,842		83,842
Dividends paid on preferred stocks					(305)		(305)
Stock-based compensation				1,099			1,099
Conversion of convertible debt to common stock	983		98	26,806			26,904
Exercise of stock options	178		18	1,179			1,197
Excess income tax benefit associated with stock-based compensation				1,162			1,162
Conversion of 13 shares of redeemable preferred stock to common stock				1			1

Balance at December 31, 2011	26,638	3,000	2,664	162,092	153,888	(28,374)	293,270
Net income					58,604		58,604
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,652			1,652
Exercise of stock options	90		9	758			767
Excess income tax benefit associated with stock-based compensation				498			498
Conversion of 68 shares of redeemable preferred stock to common stock	3			6			6

Balance at December 31, 2012	26,731	3,000	2,673	165,006	212,192	(28,374)	354,497
Net income					54,962		54,962
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,542			1,542
Exercise of stock options	115		12	1,002			1,014

Balance at December 31, 2013	26,846	$3,000	$2,685	$167,550	$266,854	$(28,374)	$411,715

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from continuing operating activities
Net income	$54,962	$58,604	$83,842
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	179	182	142
Deferred income taxes	35,289	245	8,688
Gains on property insurance recoveries associated with property, plant and equipment	(66,255)	—	—
Depreciation, depletion and amortization of property, plant and equipment	28,310	20,681	18,762
Other	4,819	4,614	6,127
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	2,268	7,935	(13,451)
Inventories	8,203	(6,607)	60
Prepaid and accrued income taxes	(13,278)	11,013	(12,805)
Other supplies, prepaid items and other	(10,048)	(2,243)	(7,994)
Accounts payable	(6,032)	980	2,175
Accrued interest	13,356	(6)	(768)
Other current and noncurrent liabilities	2,282	4,073	5,193

Net cash provided by continuing operating activities	54,055	99,471	89,971
Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(157,377)	(92,644)	(44,221)
Acquisition of working interests in natural gas properties	(9,205)	(50,219)	—
Proceeds from property insurance recovery associated with property, plant and equipment	66,437	11,415	—
Proceeds from sales of property and equipment	1,459	307	112
Purchases of short-term investments	—	(10,032)	(10,014)
Proceeds from short-term investments	—	20,037	10,012
Deposits of current and noncurrent restricted cash	(80,943)	—	—
Purchase of noncurrent restricted investments	(209,990)	—	—
Proceeds from sales of carbon credits	—	761	2,597
Payments on contractual obligations—carbon credits	—	(786)	(2,266)
Other assets	(4)	(508)	(816)

Net cash used by continuing investing activities	(389,623)	(121,669)	(44,596)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from senior secured notes, net of pay off of secured term loan and fees	$350,957	$—	$—
Proceeds from other long-term debt, net of fees	39,825	—	—
Payments on other long-term debt	(12,647)	(7,019)	(15,345)
Payments of debt issuance costs	(1,872)	(88)	(112)
Proceeds from short-term financing	16,385	11,192	6,775
Payments on short-term financing	(11,890)	(7,584)	(4,950)
Proceeds from revolving debt facility	—	209,238	669,739
Payments on revolving debt facility	—	(209,238)	(669,739)
Proceeds from secured term loan, net of fees	—	—	14,766
Proceeds from modification of secured term loan, net of fees	—	—	10,347
Payments associated with induced conversion of 5.5% convertible debentures	—	—	(558)
Payments on loans secured by cash value of life insurance policies	—	(1,918)	(84)
Proceeds from exercises of stock options	1,014	767	1,197
Excess income tax benefit associated with stock-based compensation	—	498	1,160
Acquisition of redeemable preferred stock	—	(39)	—
Dividends paid on preferred stocks	(300)	(300)	(305)

Net cash provided (used) by continuing financing activities	381,472	(4,491)	12,891
Cash flows of discontinued operations:
Operating cash flows	(174)	(220)	(283)

Net increase (decrease) in cash and cash equivalents	45,730	(26,909)	57,983
Cash and cash equivalents at beginning of year	98,020	124,929	66,946

Cash and cash equivalents at end of year	$143,750	$98,020	$124,929

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of geothermal and water source heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

Reclassifications - Reclassifications have been made in our consolidated balance sheet at December 31, 2012 to conform to our consolidated balance sheet at December 31, 2013, which reclassifications combined various current asset line items and combined various noncurrent other asset line items. These reclassifications did not impact the total amount of current assets or noncurrent other assets at December 31, 2012. In addition, reclassifications have been made in our consolidated statement of cash flows for 2011 and 2012 to conform to our consolidated statement of cash flows for 2013, which reclassifications combined various operating activities line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for 2011 and 2012.

Use of Estimates - The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations - We account for an acquired business using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. If applicable, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.

Cash and Cash Equivalents - Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents. At December, 31, 2013, the cash and cash equivalents balance exceeded the FDIC-insured limits by approximately $0.6 million. All of these cash balances were held by financial institutions within the U.S.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”). Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred. In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) in our Chemical Business are expensed as they are incurred.

As it relates to natural gas properties, leasehold costs, intangible drilling and other costs of successful wells and development dry holes are capitalized in PP&E based on successful efforts accounting. The costs of exploratory wells are initially capitalized in PP&E, but expensed if and when the well is determined to be nonproductive.

Interest cost on borrowings incurred during a significant construction or development project is capitalized primarily in PP&E. Capitalized interest is added to the underlying asset and amortized over the estimated useful lives of the assets. Fully depreciated assets are retained in PP&E and accumulated DD&A accounts until disposal. When PP&E are retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated DD&A are removed from the accounts and any gain or loss is included in other income or expense.

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

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2013 and 2012, we had no long-lived assets classified as assets held for sale.

Noncurrent Restricted Cash - Noncurrent restricted cash consists of cash and cash equivalent balances that are designated by us for specific purposes relating to capital projects. At December 31, 2013, the noncurrent restricted cash balance exceeded the FDIC-insured limits by approximately $49.8 million. All of these cash balances were held by financial institutions within the U.S.

Noncurrent Restricted Investments - Noncurrent restricted investments consist of investment balances that are designated by us for specific purposes relating to capital projects. At December 31, 2013, the balance includes investments of $130 million of U.S. Treasury bills with an original maturity of 13 weeks and $80 million of certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in these U.S. Treasury bills are classified as held-to-maturity and are carried at amortized cost, which approximates fair value. The investments in certificates of deposits are carried at cost, which approximates fair value. The investments in certificates of deposits exceeded the FDIC-insured limits by approximately $79.8 million. All of these investments were held by financial institutions within the U.S.

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

Goodwill - Goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Reporting units are one level below the business segment level. No impairments of goodwill were incurred in 2013, 2012, or 2011. Goodwill relates to business acquisitions in prior periods in the following business segments:

	December 31,
	2013	2012
	(In Thousands)
Chemical	$1,621	$1,621
Climate Control	103	103

Total goodwill	$1,724	$1,724

Short-Term Financing - Our short-term financing relates to agreements entered into to finance a portion of our annual premiums for certain of our insurance policies.

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

Accrued Warranty Costs - Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

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

Income Taxes - We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to net operating loss (“NOL”) carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Asset Retirement Obligations - In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is a legal obligation under existing or enacted law, statute, written or oral contract or legal construction. AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time through charges to cost of sales. In addition, we capitalize the corresponding asset retirement cost as PP&E, which cost is depreciated or depleted over the related asset’s respective useful life. We do not have any assets restricted for the purpose of settling our AROs.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Recognition of Insurance Recoveries - If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable. An insurance recovery in excess of recoverable costs relating to a business interruption claim, if any, is a reduction to cost of sales. An insurance recovery in excess of recoverable costs relating to a property insurance claim, if any, is included in property insurance recoveries in excess of losses incurred.

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs and warehousing costs (excluding certain handling costs directly related to loading product being shipped to customers in our Chemical Business which are included in selling, general and administrative expense). Maintenance, repairs and minor renewal costs relating to Turnarounds in our Chemical Business are included in cost of sales as they are incurred. Precious metals used as a catalyst (Chemical Business) and consumed during the manufacturing process are included in cost of sales. Recoveries and gains from precious metals (Chemical Business), sales of scrap material (Climate Control Business), and business interruption insurance claims are reductions to cost of sales. Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts, and provision for losses, if any, on firm sales commitments are included in cost of sales.

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

Shipping and Handling Costs – Shipping and handling costs included in net sales and SG&A for each business segment are as follows:

	2013	2012	2011
	(In Thousands)
Chemical:
Shipping costs - Net sales (1)	$21,954	$23,395	$26,179

Handling costs - SG&A (2)	$5,437	$5,746	$5,024

Climate Control:
Shipping and handling costs - SG&A (2)	$9,520	$8,897	$8,564

(1)	These costs relate to amounts billed to our customers.
(2)	See discussions above under “Selling, General and Administrative Expense.”

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. These costs, primarily relating to our Climate Control Business, are as follows.

	2013	2012	2011
	(In Thousands)
Advertising costs	$3,157	$3,365	$4,528

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

The assets for climate reserve tonnes (“carbon credits”) are recognized in the balance sheet and are measured at fair value.

Changes in fair value of carbon credits are recorded in results of operations. The liabilities for contractual obligations associated with carbon credits are recognized in the balance sheet and are measured at fair value unless we enter into a firm sales commitment to sell the associated carbon credits. When we enter into a firm sales commitment, the sales price, pursuant to the terms of the firm sales commitment, establishes the amount of the liability for the contractual obligation. Changes in fair value of contractual obligations associated with carbon credits are recorded in results of operations.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Income Per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	2013	2012	2011
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income:	$54,962	$58,604	$83,842
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)
Dividends on Noncumulative Preferred	—	—	(5)

Total dividends on preferred stocks	(300)	(300)	(305)

Numerator for basic net income per common share - net income applicable to common stock	54,662	58,304	83,537
Dividends on preferred stocks assumed to be converted, if dilutive	300	300	305
Interest expense including amortization of debt issuance costs, net of income taxes, on convertible debt assumed to be converted, if dilutive	—	—	299

Numerator for diluted net income per common share	$54,962	$58,604	$84,141

Denominator:
Denominator for basic net income per common share - weighted-average shares	22,465,176	22,359,967	21,962,294
Effect of dilutive securities:
Convertible preferred stocks	916,666	917,006	935,432
Stock options	215,124	261,596	325,752
Convertible notes payable	—	—	275,764

Dilutive potential common shares	1,131,790	1,178,602	1,536,948

Denominator for dilutive net income per common share - adjusted weighted-average shares and assumed conversions	23,596,966	23,538,569	23,499,242

Basic net income per common share	$2.43	$2.61	$3.80

Diluted net income per common share	$2.33	$2.49	$3.58

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	2013	2012	2011
Stock options	246,391	254,000	35,701

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Accounts Receivable, net

	December 31,
	2013	2012
	(In Thousands)
Trade receivables	$77,899	$72,505
Insurance claims	1,865	10,059
Other	1,633	873

	81,397	83,437
Allowance for doubtful accounts	(827)	(636)

	$80,570	$82,801

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien or band protection in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business. Nine customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 31% of our total net receivables at December 31, 2013.

One of our subsidiaries, El Dorado Chemical Company (“EDC”), is party to an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2014, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of December 31, 2013, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

4. Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)
December 31, 2013:
Chemical products	$18,744	$—	$2,593	$21,337
Climate Control products	7,552	2,838	21,278	31,668
Industrial machinery and components	2,867	—	—	2,867

	$29,163	$2,838	$23,871	$55,872

December 31, 2012:
Chemical products	$25,487	$—	$4,194	$29,681
Climate Control products	7,045	3,576	20,352	30,973
Industrial machinery and components	4,319	—	—	4,319

	$36,851	$3,576	$24,546	$64,973

At December 31, 2013 and 2012, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,389,000 and $1,818,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $1,623,000 and $975,000 at December 31, 2013 and 2012, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Inventories (continued)

Changes in our inventory reserves for slow-moving items are as follows:

	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$1,818	$1,767	$1,616
Provisions for losses	249	181	751
Write-offs and disposals	(678)	(130)	(600)

Balance at end of year	$1,389	$1,818	$1,767

The provisions for losses are included in cost of sales in the accompanying consolidated statements of income.

5. Property, Plant and Equipment

	Useful lives	December 31,
	in years	2013	2012
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$319,088	$253,317
Proved natural gas properties	*	66,764	49,801
Buildings and improvements	8 - 30	48,379	44,248
Furniture, fixtures and store equipment	3 - 10	6,933	6,718
Assets under capital leases	10	1,672	1,468
Land improvements	10 - 40	6,214	1,148
Construction in progress	N/A	110,376	52,673
Capital spare parts	N/A	9,718	5,430
Land	N/A	9,780	10,386

		578,924	425,189
Less accumulated depreciation, depletion and amortization		162,123	143,318

		$416,801	$281,871

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-30 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2013 and 2012, assets capitalized under capital leases consist of machinery and equipment. Accumulated amortization for assets capitalized under capital leases were $714,000 and $567,000 at December 31, 2013 and 2012, respectively. During 2013 and 2012, interest cost capitalized in PP&E was $3,986,000 and $398,000, respectively.

*	See information concerning natural gas properties included in PP&E in Note 1- Summary of Significant Accounting Policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2013	2012
	(In Thousands)
Accrued interest	$13,925	$569
Accrued payroll and benefits	8,981	6,612
Deferred revenue on extended warranty contracts	7,407	7,007
Accrued warranty costs	7,297	6,172
Customer deposits	5,500	8,189
Other	23,083	22,518

	66,193	51,067
Less noncurrent portion	17,086	16,369

Current portion of accrued and other liabilities	$49,107	$34,698

7. Accrued Warranty Costs

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$6,172	$5,370	$3,996
Amounts charged to costs and expenses	7,388	6,710	6,539
Costs incurred	(6,263)	(5,908)	(5,165)

Balance at end of year	$7,297	$6,172	$5,370

8. Asset Retirement Obligations

Currently, we have various requirements at our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our AROs. In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Asset Retirement Obligations (continued)

in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At December 31, 2013 and 2012, our accrued liability for AROs was $304,000 and $154,000, respectively.

9. Long-Term Debt

	December 31,
	2013	2012
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	—
Secured Promissory Note (C)	29,555	—
Secured Term Loan (B)	—	68,438
Other, with a current weighted-average interest rate of 3.99%, most of which is secured primarily by machinery and equipment	8,412	4,003

	462,967	72,441
Less current portion of long-term debt (D)	9,262	4,798

Long-term debt due after one year (D)	$453,705	$67,643

(A)	Effective December 31, 2013, LSB and certain of its wholly-owned subsidiaries (the “Borrowers”) entered into an amendment to the existing senior secured revolving credit facility (the “Amended Working Capital Revolver”). Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. In addition, the Amended Working Capital Revolver Loan and the Senior Secured Notes are cross collateralized as discussed in (B) below. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At December 31, 2013, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. As of December 31, 2013, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $67.0 million. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

The lender has the ability to, upon an event of default, as defined, terminate the Amended Working Capital Revolver Loan and make the balance outstanding, if any, due and payable in full.

The Amended Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. The Amended Working Capital Revolver Loan contains covenants that, among other things, limit the Borrowers’ ability, without consent of the lender and with certain exceptions, to:

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

•	incur additional indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in certain fundamental corporate changes or changes to our business activities;

•	make certain material acquisitions;

•	make other restricted payments, including investments;

•	repay certain indebtedness;

•	engage in certain affiliate transactions;

•	declare dividends and distributions;

•	engage in mergers, consolidations or other forms of recapitalization; or

•	dispose assets.

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

So long as both immediately before and after giving effect to any of the following, excess availability as defined by the Amended Working Capital Revolver Loan is equal to or greater than the greater of (x) 20% of the maximum revolver commitment or (y) $20 million, the Amended Working Capital Revolver will allow each of the Borrowers under the Amended Working Capital Revolver Loan to make:

•	distributions and pay dividends by LSB with respect to amounts in excess of $0.5 million during each fiscal year;

•	acquisitions of treasury stock by LSB with respect to amounts in excess of $0.5 million during each fiscal year;

•	certain hedging agreements;

•	investments in joint ventures and certain subsidiaries of LSB in an aggregate amount not exceeding $35.0 million; and

•	other investments in an aggregate amount not exceeding $50.0 million at any one time outstanding.

The Amended Working Capital Revolver Loan includes customary events of default, including events of default relating to nonpayment of principal and other amounts owing under the Amended Working Capital Revolver Loan from time to time, any material misstatement or misrepresentation and breaches of representations and warranties made, violations of covenants, cross-payment default to indebtedness in excess of $2.5 million, cross-acceleration to indebtedness in excess of $2.5 million, bankruptcy and insolvency events, certain unsatisfied judgments, certain liens, and certain assertions of, or actual invalidity of, certain loan documents.

(B)	On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a 144A transaction pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”). The Senior Secured Notes are eligible for resale by the investors under Rule144A under the Act. LSB received net proceeds of approximately $351 million, after the payoff of a secured term loan (discussed below), commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the Senior Secured Notes and as collateral agent, and will receive customary compensation from us for such services.

The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually, beginning on February 1, 2014.

The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes will rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Amended Working Capital Revolver Loan discussed below, and will be senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.

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

The Senior Secured Notes will be secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred. At December 31, 2013, the carrying value of the assets secured on a first-priority basis was approximately $410 million and the carrying value of the assets secured on a second-priority basis was approximately $128 million.

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

As discussed above, approximately $67.2 million of the proceeds from Senior Secured Notes was used to pay all outstanding borrowings, including the prepayment premium, under a term loan facility (the “Secured Term Loan”). As a result of the payoff of the Secured Term Loan, we incurred a loss on extinguishment of debt of $1.3 million, consisting of the prepayment premium and writing off unamortized debt issuance costs.

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

Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points with a final balloon payment of $15.3 million due at maturity. The interest rate at December 31, 2013 was 3.24%. The loan is secured by the Working Interests and related properties and proceeds.

(D)	Maturities of long-term debt for each of the five years after December 31, 2013 are as follows (in thousands):

2014	$9,262
2015	8,880
2016	16,354
2017	477
2018	2,994
Thereafter	425,000

$462,967

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

Provisions for income taxes are as follows:

	2013	2012	2011
	(In Thousands)
Current:
Federal	$(1,225)	$28,654	$33,006
State	1,357	4,695	4,514

Total Current	$132	$33,349	$37,520

Deferred:
Federal	$32,197	$559	$7,543
State	3,092	(314)	1,145

Total Deferred	$35,289	$245	$8,688

Provisions for income taxes	$35,421	$33,594	$46,208

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. In connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law reduced the current provision for 2013 and impacted the effective tax rate for 2013. The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions

The deferred tax provision results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. At December 31, 2013, our gross amount of the investment tax credits available to offset state income taxes was minimal. These investment tax credits do not expire and carryforward indefinitely. The gross amount of federal tax credits was $905,000. These credits carryforward for 20 years.

We utilized approximately $0.1 million, $0.1 million and $0.2 million of state NOL carryforwards to reduce tax liabilities in 2013, 2012 and 2011, respectively. At December 31, 2013, we have remaining federal and state tax NOL carryforwards of $29.9 million and $43.6 million, respectively, which amounts exclude the NOL carryforwards that are related to unrecognized tax benefits and stock compensation that have not been recognized in accordance with GAAP. Additionally, we had approximately $22 million of alternative minimum tax (“AMT”) NOL carryforwards, net of unrecognized tax benefits, available as a deduction against future AMT income. The state NOL carryforwards begin expiring in 2014.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits. For 2013, 2012 and 2011, we determined it was more-likely-than-not that approximately $8.3 million, $6.8 million and $6.9 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $0.3 million for each of the respective years.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of, $0.5 million and $1.3 million in 2012 and 2011, respectively, (none in 2013) which is included in the net change in capital in excess of par value rather than a decrease in the provision for income taxes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. The amounts included in the federal and state NOL carryforwards but not reflected in deferred tax assets at December 31, 2013 totaled $1.4 million and $1.0 million, respectively. At December 31, 2013, we had $0.5 million of unrecognized federal and state tax benefits resulting from the exercise of NSOs (none at December 31, 2012).

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2013	2012
	(In Thousands)
Deferred tax assets
Allowance for doubtful accounts	$755	$696
Asset impairment	782	764
Inventory	2,168	2,792
Deferred compensation	3,977	3,660
Other accrued liabilities	6,429	5,772
Hedging	467	700
Net operating loss carryforwards	12,046	310
Other	3,823	3,001

Total deferred tax assets	30,447	17,695
Less valuation allowance on deferred tax assets	(298)	(273)

Net deferred tax assets	$30,149	$17,422

Deferred tax liabilities
Property, plant and equipment	$77,126	$30,235
Prepaid and other insurance reserves	5,182	3,855
Investment in unconsolidated affiliate	239	433
Other	687	695

Total deferred tax liabilities	$83,234	$35,218

Net deferred tax liabilities	$(53,085)	$(17,796)

Consolidated balance sheet classification:
Net current deferred tax assets	$13,613	$3,224
Net noncurrent deferred tax liabilities	(66,698)	(21,020)

Net deferred tax liabilities	$(53,085)	$(17,796)

Net deferred tax liabilities by tax jurisdiction:
Federal	$(48,503)	$(16,324)
State	(4,582)	(1,472)

Net deferred tax liabilities	$(53,085)	$(17,796)

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

	2013	2012	2011
	(In Thousands)
Provisions for income taxes at federal statutory rate	$31,697	$32,391	$45,567
State current and deferred income taxes	3,916	3,533	5,088
Domestic production activities deduction	—	(1,933)	(3,091)
Effect of tax return to tax provision reconciliation	(318)	(216)	(958)
Other	126	(181)	(398)

Provisions for income taxes	$35,421	$33,594	$46,208

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2013	2012	2011
	(In Thousands)
Balance at beginning of year	$2,292	$709	$700
Additions based on tax positions related to the current year	97	131	217
Additions based on tax positions of prior years	255	1,937	—
Reductions for tax positions of prior years	(123)	(485)	(51)
Settlements	(112)	—	(157)

Balance at end of year	$2,409	$2,292	$709

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant impact on our results of operations or the financial condition. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $204,000, $236,000, and $461,000, net of federal expense, in 2013, 2012, and 2011, respectively.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. During 2013, 2012, and 2011, we recognized $121,000, $430,000, and $42,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $585,000, and $464,000 accrued for interest and penalties at December 31, 2013 and 2012, respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. We are under examination by the IRS for the tax years 2008-2010. As of December 31, 2013, the IRS has proposed certain adjustments, which we are protesting. We anticipate that the adjustments, if any, will not result in a material change to our financial position.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Operating Leases—We lease certain PP&E under non-cancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 2013, are as follows:

Operating Leases
2014	$4,451
2015	2,775
2016	1,929
2017	1,675
2018	1,421
Thereafter	1,330

Total minimum lease payments	$13,581

Expenses associated with our operating lease agreements, including month-to-month leases, were $6,401,000 in 2013, $6,830,000 in 2012, and $7,773,000 in 2011. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

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

Ammonium nitrate supply agreement—Pursuant to a long-term cost-plus supply agreement, EDC supplies Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade ammonium nitrate (“AN”) produced at our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”) through December 2014. The agreement includes a provision for Orica to pay for product not taken. In April 2013, this agreement was amended to update and correct the specification of AN solution to be manufactured by EDC. The amendment also modified the required notice of termination from two years to one year, with the termination date to be no sooner than April 9, 2015.

UAN supply agreement – A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”), is party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2016, but either party has an option to terminate the agreement pursuant to the terms of the contract (PCC’s required notice of termination is three months and Koch Nitrogen’s required notice of termination is six months).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Natural gas gathering agreements – Zena owns approximately 12% working interest in certain natural gas properties but is not the operator of these properties. The operator of the natural gas wells developed on these properties has contractually agreed to deliver a minimum daily quantity of natural gas to a certain gathering and pipeline system through December 2026 to ensure capacity availability on that system. This gathering agreement effectively requires a daily minimum demand charge. As a result, Zena’s proportionate share of the annual minimum demand charges is approximately $1.8 million for the next five years and approximately $7.5 million thereafter for a total of approximately $16.5 million.

Other purchase and sales commitments—See Note 12—Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2013. During 2013, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at certain of our chemical facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2013, our purchase commitments under these contracts were for approximately 1.6 million MMBtu of natural gas through May 2014 at the weighted-average cost of $3.47 per MMBtu ($5.6 million) and a weighted-average market value of $4.20 per MMBtu ($6.8 million). In addition, we had standby letters of credit outstanding of approximately $2.7 million at December 31, 2013. We also had deposits from customers of $5.5 million for forward sales commitments, most of which relate to our Chemical Business at December 31, 2013.

Capital Project Commitments – During 2012, EDC entered into an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant (“Nitric Acid Plant”) to be constructed at the El Dorado Facility. During 2013, EDC entered into various agreements with SAIC Constructors, LLC to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project is approximately $120 million, of which $48 million has been incurred and capitalized at December 31, 2013.

During 2013, a subsidiary of EDC entered into various agreements with SAIC Constructors, LLC to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $250 million to $300 million, of which $36 million has been incurred and capitalized at December 31, 2013.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2013, we have agreed to indemnify the sureties for payments, up to $9.9 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2014.

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

Employment and Severance Agreements—We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $14.3 million at December 31, 2013.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Legal Matters—Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws (“Environmental Laws”) and to other laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of December 31, 2013, our accrued liabilities for environmental matters totaled $1,234,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 8 – Asset Retirement Obligations.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC has appealed the District Court’s decision. We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals will continue to be an issue now that the pipeline discussed below is operational and EDC’s right to use the pipeline to dispose of its wastewater.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through December 31, 2010. The DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at December 31, 2013.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

During 2013, the City of El Dorado, Arkansas (the “City”) completed the construction of a pipeline for disposal of wastewater generated by the City and by certain companies in the El Dorado area. EDC and other companies in the El Dorado area entered into a funding agreement and operating agreement with the City, pursuant to which each party agreed to contribute to the cost of construction and the annual operating costs of the pipeline for the right to use the pipeline to dispose its wastewater. EDC believes that the disposal of wastewater through this pipeline will enable EDC to comply with water discharge permit limits under current and foreseeable regulations. The City completed the construction of the pipeline and EDC began utilizing the pipeline during 2013. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually. The initial term of the operating agreement is through December 2053.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2013, in connection with this matter.

2. Air Matters

In connection with a national enforcement initiative, the EPA had sent information requests to most, if not all, of the operators of nitric acid plants in the United States, including our El Dorado Facility, our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”) and the Baytown Facility operated by our subsidiary, EDN, under Section 114 of the Clean Air Act as to construction and modification activities at each of these facilities over a period of years.

During 2013, we negotiated a global agreement in principle with the EPA/DOJ to settle this matter. The agreement provides, among other things, the following:

•	all of our Chemical Business’ nitric acid plants are to achieve certain emission rates within a certain time period for each plant. In order to achieve these emission rates, six of our Chemical Business’ eight nitric acid plants will require additional pollution control technology equipment to achieve the emission rates agreed upon. We have already completed necessary modifications at two of our Chemical Business’ existing nitric acid plants. The cost of the necessary pollution control equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining six nitric acid plants, the cost of which will be capitalized when incurred;

•	our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, which we estimate will cost approximately $150,000 and have included this amount in our accrued liabilities for environmental matters discussed above; and

•	a civil penalty will be paid by our Chemical Business in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ discussed below), which amount is included in our accrued liabilities for environmental matters discussed above.

See additional discussion in Note 21 – Subsequent Events – Formal Consent Decree

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. In February 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. PCC has cooperated with the ODEQ in connection with this investigation. As of December 31, 2013, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of this ongoing investigation. By letter dated April 19, 2013 (the “letter”), ODEQ, based on its inspection of our Pryor Facility conducted in December 2012, identified fourteen issues of alleged non-compliance and concern from the evaluation relating to federal and state air quality regulations, some of which were the subject of the ongoing investigation by ODEQ described above. PCC engaged in discussions with ODEQ and a settlement was reached to resolve the allegations identified in the letter. Three of the violations were resolved through the global settlement with the EPA/DOJ discussed above, and ODEQ agreed to resolve the remaining eleven violations by PCC paying a civil penalty for $100,000 (which amount is included in the $725,000 civil penalty discussed above) with the settlement being addressed as an addition to the global settlement discussed above. This settlement is unrelated to the pending ODEQ investigation at the Pryor Facility described above, which remains ongoing to our knowledge.

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

Our subsidiary and Chevron are pursuing with the state of Kansas a course of long-term surface and groundwater monitoring to track the natural decline in contamination. Currently, our subsidiary and Chevron are in the process of performing additional surface and groundwater testing. We have accrued for our allocable portion of costs for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

The nature and extent of a portion of the requirements are also not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable. Therefore, no liability has been established at December 31, 2013, in connection with the KDHE’s Natural Resources Trustee matter.

B. Other Pending, Threatened or Settled Litigation

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing ammonium nitrate (“AN”) from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. Although EDC does not believe that its product was in storage at West Fertilizer at the time of the explosion, there has been testimony in depositions taken in connection with the pending lawsuits that some of the AN products at West Fertilizer at the time of the explosion were produced by EDC. As a result, EDC and LSB have been named as defendants, together with other AN manufactures, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and inspection of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. As of December 31, 2013, no liability has been established in connection with this matter, but we have incurred professional fees of approximately $200,000 being applied against our self-insured retention amount.

Other Claims and Legal Actions

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2013, our accrued general liability insurance claims were $335,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

12. Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Bayer. The assets for carbon credits are accounted for on a fair value basis as discussed below. Also, the contractual obligations to give the related proceeds to Bayer are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1—Summary of Significant Accounting Policies. The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2013 and 2012, the valuations of contracts classified as Level 2 related to interest rate swap contracts. For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At December 31, 2013, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.54%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2013 and 2012, the valuations ($1.00 and $0.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2013, we did not have any futures/forward copper contracts. At December 31, 2012, our futures/forward copper contracts were for 625,000 pounds of copper through May 2013 at a weighted-average cost of $3.53 per pound. At December 31, 2013, our futures/forward natural gas contracts were for 1,530,000 MMBtu of natural gas through October 2014 at a weighted-average cost of $3.98 per MMBtu. At December 31, 2012, we did not have any futures/forward natural gas contracts requiring mark-to-market accounting. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. At December 31, 2013 and 2012, we did not have any foreign exchange contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

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

During each of the three years ended December 31, 2013, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At December 31, 2013, we had approximately 1,284,000 carbon credits (a minimal amount at December 31, 2012), all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

		Fair Value Measurements at December 31, 2013 Using
Description	Total Fair Value at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2012
	(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$31	$31	$—	$—	$79
Carbon credits	1,284	—	—	1,284	91

Total	$1,315	$31	$—	$1,284	$170

Liabilities—Current and noncurrent accrued and other liabilities:
Contractual obligations—carbon credits	$1,284	$—	$—	$1,284	$91
Interest rate contracts	1,240	—	1,240	—	1,874

Total	$2,524	$—	$1,240	$1,284	$1,965

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2013	2012	2011	2013	2012	2011
	(In Thousands)
Beginning balance	$91	$42	$644	$(91)	$(42)	$(644)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	1,233	876	1,995	(1,233)	(721)	(1,844)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(40)	(827)	(2,597)	—	—	—
Settlements	—	—	—	40	672	2,446

Ending balance	$1,284	$91	$42	$(1,284)	$(91)	$(42)

Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,193	$78	$42	$(1,193)	$(78)	$(42)

Net gains (losses) included in earnings and the income statement classifications are as follows:

	2013	2012	2011
	(In Thousands)
Cost of sales—Commodities contracts	$(244)	$14	$(523)
Cost of sales—Foreign exchange contracts	—	(19)	46
Other income—Carbon credits	1,233	876	1,995
Other expense—Contractual obligations relating to carbon credits	(1,233)	(721)	(1,844)
Interest expense—Interest rate contracts	(33)	(523)	(1,925)

Total net losses included in earnings	$(277)	$(373)	$(2,251)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At December 31, 2013 and 2012, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes at December 31, 2013. The estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $20 million. The valuation is classified as Level 2 and is based on the range of ask/bid prices (104.5 to 104.9) for these notes but are currently traded in a limited and low volume market since these notes have not yet been registered. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 8 – Asset Retirement Obligations.

13. Stockholders’ Equity

2008 Stock Incentive Plan—During 2008, our stockholders approved an Incentive Stock Plan (the “2008 Plan”). The number of shares of our common stock available for issuance under the 2008 Plan was 1,000,000 shares, subject to adjustment. Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan is being administered by the compensation and stock option committee (the “Committee”) of our board of directors.

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

Outside Directors Stock Option Plan—In addition to the 2008 Plan discussed above, we have an Outside Directors Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our board of directors who is not an officer or employee of LSB or its subsidiaries. The Outside Director Plan

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

also provides that each outside director may elect to receive all or any portion of his or her director fee for services rendered as a director of LSB in shares of LSB’s common stock, provided that the outside director elects to receive shares in payment of his or her director fee each calendar quarter. The maximum number of shares that may be issued, or for which options may be granted, under the Outside Director Plan is 400,000 of which 280,000 were available for issuance, or grant of options, at December 31, 2013.

Stock-Based Compensation—During 2013 and 2012, the Committee did not grant any awards under the 2008 Plan. During 2011, the Committee approved the grants under the 2008 Plan of 249,000 shares of qualified stock options (the “2011 Qualified Options”) to certain employees and our board of directors (with the recipient abstaining) approved the grant of 5,000 shares of non-qualified stock options (“2011 Non-Qualified Options”) to one of our outside directors. The exercise price of the 2011 Qualified and Non-Qualified Options was equal to the market value of our common stock at the date of grant. The 2011 Qualified and Non-Qualified Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. Pursuant to the terms of the 2011 Non-Qualified Options, if a termination event occurs, as defined, the non-vested 2011 Non-Qualified Options will become fully vested and exercisable for a period of one year from the date of the termination event. Excluding the non-qualified stock options relating to a termination event, the 2011 Qualified and Non-Qualified Options expire in 2021. The fair value for the 2011 Qualified and Non-Qualified Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

The fair value for the 2011 Qualified and Non-Qualified Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;

•	a dividend yield based on historical data;

•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and

•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2013	2012	2011
Weighted-average risk-free interest rate	N/A	N/A	1.21%
Dividend yield	N/A	N/A	—
Weighted-average expected volatility	N/A	N/A	48.59%
Total weighted-average expected forfeiture rate	N/A	N/A	2.97%
Weighted-average expected life (years)	N/A	N/A	5.90
Total weighted-average remaining vesting period in years (1)	2.45	3.38	4.30
Total fair value of options granted	N/A	N/A	$4,064,000
Stock-based compensation expense—Cost of sales (1)	$227,000	$278,000	$60,000
Stock-based compensation expense—SG&A (1)	$1,315,000	$1,374,000	$1,039,000
Income tax benefit (1)	$(601,000)	$(603,000)	$(390,000)

(1)	Information relates to stock options granted since 2006.

At December 31, 2013, the total stock-based compensation expense not yet recognized is $4,405,000 relating to non-vested stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

Qualified Stock Option Plans—At December 31, 2013, we have options outstanding under a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1998 Plan has expired, and accordingly, no additional options may be granted from the 1998 Plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. The exercise price of the outstanding options granted under the 1998 and 2008 Plans was equal to the market value of our common stock at the date of grant.

The following information relates to our qualified stock option plans:

	December 31, 2013
	2008 Plan	1998 Plan
Maximum number of securities for issuance	1,000,000	N/A
Number of awards available to be granted	372,130	N/A
Number of qualified options outstanding	402,405	11,000
Number of qualified options exercisable	190,670	11,000

	2013
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	478,915	$22.28
Granted	—	N/A
Exercised	(43,285)	$10.16
Cancelled, forfeited or expired	(22,225)	$32.21

Outstanding at end of year	413,405	$23.01

Exercisable at end of year	201,670	$18.39

	2013	2012	2011
Weighted-average fair value per option granted during year	N/A	N/A	$16.00

Total intrinsic value of options exercised during the year	$1,149,000	$895,000	$3,294,000

Total fair value of options vested during the year	$828,000	$861,000	$208,000

The following table summarizes information about qualified stock options outstanding and exercisable at December 31, 2013:

	Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 5.10	11,000	1.92	$5.10	$395,000
$ 7.86 – $8.17	41,755	4.92	$7.87	1,384,000
$ 9.69 – $9.97	132,650	4.83	$9.69	4,156,000
$29.99 – $34.50	228,000	7.90	$34.40	1,509,000

$5.10 – $34.50	413,405	6.46	$23.01	$7,444,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

	Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 5.10	11,000	1.92	$5.10	$395,000
$ 7.86 – $8.17	30,030	4.92	$7.86	996,000
$ 9.69 – $9.97	85,400	4.83	$9.69	2,675,000
$29.99 – $34.50	75,240	7.90	$34.40	498,000

$5.10 – $34.50	201,670	5.83	$18.39	$4,564,000

Non-Qualified Stock Option Plans—In 2006, our stockholders approved the grants of non-qualified stock options to our outside directors and certain key employees, including the grant of 450,000 shares of non-qualified stock options (the “2006 Options”) to certain Climate Control Business employees. The exercise price of the 2006 Options is $8.01 per share. At December 31, 2013, there were 31,225 options outstanding related to the 2008 Plan, of which 22,625 are exercisable, and no options outstanding related to the Outside Director Plan.

The following information relates to our non-qualified stock option plans:

	2013
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	258,050	$8.50
Granted	—	N/A
Exercised	(71,825)	$8.00
Surrendered, forfeited or expired	—	N/A

Outstanding at end of year	186,225	$8.70

Exercisable at end of year	42,625	$8.96

	2013	2012	2011
Weighted-average fair value per option granted during year	N/A	N/A	$16.25

Total intrinsic value of options exercised during the year	$1,821,000	$1,574,000	$2,110,000

Total fair value of options vested during the year	$737,000	$731,000	$730,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

The following tables summarize information about non-qualified stock options outstanding and exercisable at December 31, 2013:

	Stock Options Outstanding
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86	26,225	4.33	$7.86	$870,000
$ 8.01	155,000	2.75	$8.01	5,116,000
$34.50	5,000	7.92	$34.50	33,000

$7.86 – $34.50	186,225	3.11	$8.70	$6,019,000

	Stock Options Exercisable
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86	20,975	4.33	$7.86	$695,000
$ 8.01	20,000	2.75	$8.01	660,000
$34.50	1,650	7.92	$34.50	11,000

$7.86 – $34.50	42,625	3.73	$8.96	$1,366,000

Debt Conversion into Common Stock—During 2011, the remaining $26.9 million of the 5.5% convertible debentures (“2007 Debentures”) were converted into 979,160 shares of LSB common stock including the portion of 2007 debentures held by Jack E. Golsen (“Golsen”), our chairman of the board and chief executive officer (“CEO”), members of his immediate family, entities owned by them and trusts for which they possess voting or dispositive power as trustee (collectively, the “Golsen Group”) as discussed in Note 19-Related Party Transactions. In addition for financial reporting purposes, one of the conversion transactions with an unrelated third party was considered an induced conversion.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

Other—As of December 31, 2013, we have reserved 1.5 million shares of common stock issuable upon potential conversion of preferred stocks and stock options pursuant to their respective terms.

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

Cash Dividends Paid—During 2013, 2012 and 2011, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share) and

•	$60,000 on the Series D Preferred ($0.06 per share).

At December 31, 2013, there were no dividends in arrears.

Other—At December 31, 2013, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our board of directors will determine the specific terms and conditions of such preferred stock.

15. Executive Benefit Agreements and Employee Savings Plans

We are party to various individual benefit agreements (“1992 Agreements”) and death benefit agreements (“1981 Agreements”) with certain key executives and a death benefit agreement (“2005 Agreement”) with our CEO. The 1992 Agreements provide for annual benefit payments for life (in addition to salary) payable in monthly installments when the employee reaches age 65. In addition, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement a monthly amount as specified in the agreement over a ten-year period. These benefits are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

The 1981 Agreements provide for death benefits should the executive die while employed. Upon such of an event, we will pay the beneficiary named in the agreement a monthly amount as specified in the agreement over a ten-year period. These benefits are forfeited if the respective executive’s employment is terminated for any reason prior to death. The 1981 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

The 2005 Agreement provides that, upon our CEO’s death, we will pay to our CEO’s designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on our CEO’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the CEO and the Company.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Executive Benefit Agreements and Employee Savings Plans (continued)

The following table includes information about these agreements:

	December 31,
	2013	2012
	(In Thousands)
Total undiscounted death benefits	$6,417	$6,667

Total accrued death benefits	$4,121	$4,185

Total undiscounted executive benefits	$1,904	$1,928

Total accrued executive benefits	$1,280	$1,365

		December 31,
	2013	2012	2011
	(In Thousands)
Costs associated with executive benefits included in SG&A, net	$(2)	$186	$158

Accrued death and executive benefits under the above agreements are included in current and noncurrent accrued and other liabilities. We accrue for such liabilities when they become probable and discount the liabilities to their present value.

To assist us in funding the benefit agreements discussed above and for other business reasons, we purchased life insurance policies on various individuals in which we are the beneficiary. Some of these life insurance policies have cash surrender values that we have borrowed against. The net cash surrender values of these policies are included in other assets. The following table summarizes certain information about these life insurance policies.

	December 31,
	2013	2012
	(In Thousands)
Total face value of life insurance policies	$26,242	$21,242

Total cash surrender values of life insurance policies	$6,184	$5,439

Cash surrender values of life insurance policies are included in other assets.

	2013	2012	2011
	(In Thousands)
Cost of life insurance premiums	$1,159	$851	$851
Increases in cash surrender values	(745)	(479)	(499)

Net cost of life insurance premiums included in SG&A	$414	$372	$352

Employee Savings Plans—We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for certain employees within the Chemical Business, which amounts were not material for each of the three years ended December 31, 2013.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Property and Business Interruption Insurance Claims and Recoveries

El Dorado Facility

On May 15, 2012, the El Dorado Facility suffered significant damage when a reactor in its 98% strength nitric acid plant (“DSN plant”) exploded. No employees or individuals in the surrounding area were seriously injured as a result of the explosion. In addition, several other plants and infrastructure within the El Dorado Facility sustained various degrees of damage. Our insurance policy provided for repair or replacement cost coverage relating to property damage with a $1.0 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. We concluded that due to the extensive damage, the DSN plant should not be repaired but should be replaced with a new 65% strength nitric acid plant and a separate nitric acid concentrator.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred through the period of the claims, we recorded an insurance claim receivable relating to this event, which offset the loss on disposal of the damaged property and certain repairs and clean-up costs incurred (“recoverable costs”).

In October 2013, we settled these claims with our insurance carriers for the aggregate amount of $113 million, of which $60 million had been paid to us prior to the conclusion of these claims and the remaining $53 million was paid to us during October and November of 2013. For financial reporting purposes, we allocated $90.7 million to our property insurance claim and $22.3 million to our business interruption claim primarily based on negotiations with our insurance carriers concerning our claims.

The $90.7 million allocated to the property insurance claim was partially applied against the recoverable costs totaling $24.7 million. The insurance recovery in excess of the recoverable costs of $66.0 million was recognized as property insurance recoveries in excess of losses incurred in 2013.

The insurance recovery of $22.3 million allocated to the business interruption claim was recognized as a reduction to cost of sales ($15.0 million in 2013 and $7.3 million in 2012) consisting of recoverable costs (primarily relating to additional expenses associated with purchased product sold to our customers while certain of our nitric and sulfuric acid plants were being repaired) and certain lost profits.

Cherokee Facility

On November 13, 2012, a pipe ruptured within our Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant. No serious injuries or environmental impact resulted from the pipe rupture. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed. Our insurance policy provided, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period. As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers.

Based upon our assessment that it was probable that the amount of coverage for property damages would exceed our property loss deductible, the net book value of the damaged property and other recoverable costs incurred, we recorded an insurance claim receivable relating to this event, which offset the loss on the disposal of the damaged property and other recoverable costs incurred.

As of December 31, 2013, our insurance carriers approved and funded advance payments relating to our business interruption claim totaling $15 million. We received correspondence associated with the approval of these payments, which stated that our insurance carriers are still investigating the circumstances surrounding this event (including the cause of this event, scope of our losses and support for our claim) under a reservation of rights.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Property and Business Interruption Insurance Claims and Recoveries (continued)

The business interruption insurance recovery of $15 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13.6 million as a reduction to cost of sales in 2013. The insurance recovery in excess of recoverable costs of $1.4 million was deferred (included in deferred gain on insurance recoveries at December 31, 2013) since this amount relates to lost profits, which is considered a gain contingency. The deferred portion of this recovery, and any additional recoveries, will be recognized when, realized or realizable and earned.

As of December 31, 2013, the balance of the insurance claim receivable, included in accounts receivable, relating to this event was $1.9 million, consisting of recoverable costs associated with our property insurance claim. See additional information regarding the conclusion of insurance claims relating to this event discussed under Note 21-Subsequent Events.

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

17. Other Income, Expense and Non-Operating Other Income, net

	2013	2012	2011
	(In Thousands)
Other income:
Realized and unrealized gains on carbon credits	$1,233	$876	$1,995
Settlements of litigation and potential litigation (1)	545	2,303	1,562
Miscellaneous income (2)	545	632	381

Total other income	$2,323	$3,811	$3,938

Other expense:
Dismantle and demolition expense (3)	$2,578	$—	$—
Realized and unrealized losses on contractual obligations associated with carbon credits	1,233	721	1,844
Miscellaneous penalties	824	112	168
Losses on sales and disposals of property and equipment	737	996	1,280
Miscellaneous expense (2)	302	289	531

Total other expense	$5,674	$2,118	$3,823

Other income (expense), net	$(3,351)	$1,693	$115

Non-operating other income, net:
Interest income	$165	$87	$77
Miscellaneous income (2)	1	263	—
Miscellaneous expense (2)	(66)	(69)	(77)

Total non-operating other income, net	$100	$281	$—

(1)	Amounts relate primarily to settlements reached with certain vendors of our Chemical Business.
(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amount relates to the dismantling and demolition of certain plant and equipment at our chemical facilities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

We have three operating segments (business segments) but only two reportable segments: the Chemical Business and the Climate Control Business. Our reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating income or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Chemical Business—The Chemical Business segment primarily manufactures and sells:

•	anhydrous ammonia, fertilizer grade AN, UAN, and AN ammonia solution for agricultural applications,

•	high purity and commercial grade anhydrous ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

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

During 2012 and 2013, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November 2012 and numerous mechanical issues at the Pryor Facility during 2012 and 2013, all resulting in lost production and causing an adverse effect on 2012 and 2013 sales and operating income. Also see Note 16 – Property and Business Interruption Insurance Claims and Recoveries and Note 21 – Subsequent Events.

In October 2012 and August 2013, a subsidiary within our Chemical Business acquired working interests in certain natural gas properties. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia, management considers these acquisitions as economic hedges against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. We report the working interests as part of the Chemical Business reportable segment. All of our natural gas producing activities are within the United States (in Pennsylvania).

As of December 31, 2013, our Chemical Business employed 530 persons, with 156 represented by unions under agreements, which will expire in November of 2016 through October of 2018.

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

Information about our continuing operations in different business segments is detailed below.

	2013	2012	2011
	(In Thousands)
Net sales:
Chemical:
Agricultural products	$167,614	$217,329	$231,599
Industrial acids and other chemical products	141,936	162,498	161,776
Mining products	63,042	96,538	118,479
Natural gas	8,077	1,448	—

Total Chemical	380,669	477,813	511,854
Climate Control:
Geothermal and water source heat pumps	183,757	162,697	183,789
Hydronic fan coils	64,541	55,812	54,379
Other HVAC products	36,720	47,662	43,397

Total Climate Control	285,018	266,171	281,565
Other	13,600	15,047	11,837

	$679,287	$759,031	$805,256

Gross profit:
Chemical	$46,165	$97,692	$130,687
Climate Control	92,907	80,981	88,178
Other	4,484	5,063	4,153

	$143,556	$183,736	$223,018

Operating income:
Chemical	$87,784	$82,101	$116,503
Climate Control	30,386	25,834	32,759
Other	1,699	2,091	1,584
General corporate expenses (1)	(14,561)	(14,371)	(14,403)

	105,308	95,655	136,443
Interest expense, net	13,986	4,237	6,658
Losses on extinguishment of debt	1,296	—	136
Non-operating expense (income), net:
Chemical	(1)	(1)	(1)
Climate Control	(1)	(1)	(2)
Corporate and other business operations	(98)	(279)	3
Provisions for income taxes	35,421	33,594	46,208
Equity in earnings of affiliate—Climate Control	(436)	(681)	(543)

Income from continuing operations	$55,141	$58,786	$83,984

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)

(1)	General corporate expenses consist of the following:

	2013	2012	2011
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(8,096)	$(8,110)	$(6,791)
Professional fees	(4,813)	(4,116)	(3,804)
All other	(2,208)	(2,533)	(3,404)

Total selling, general and administrative	(15,117)	(14,759)	(13,999)
Other income	584	388	226
Other expense	(28)	—	(630)

Total general corporate expenses	$(14,561)	$(14,371)	$(14,403)

Information about our PP&E and total assets by business segment is detailed below:

	2013	2012	2011
	(In Thousands)
Depreciation, depletion and amortization of PP&E:
Chemical	$23,497	$16,355	$14,659
Climate Control	4,707	4,250	3,853
Other	49	32	107
Corporate assets	57	44	143

Total depreciation, depletion and amortization of PP&E	$28,310	$20,681	$18,762

Additions to PP&E:
Chemical	$160,343	$141,399	$39,835
Climate Control	5,576	5,816	5,746
Other	65	889	54
Corporate assets	435	2,701	2,322

Total additions to PP&E	$166,419	$150,805	$47,957

Total assets at December 31:
Chemical	$842,725	$394,479	$294,886
Climate Control	159,960	139,526	160,515
Other	6,832	8,204	7,857
Corporate assets	73,580	34,403	38,751

Total assets	$1,083,097	$576,612	$502,009

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18. Segment Information (continued)

Our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less SG&A incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses. General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments.

Identifiable assets by business segment are those assets used in the operations of each business. Corporate assets are those principally owned by LSB or by subsidiaries not involved in the three business segments.

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers are to U.S. customers except foreign export sales as follows:

Geographic Area	2013	2012	2011
	(In Thousands)
Canada	$19,976	$21,079	$23,765
Other	14,178	11,091	12,450

	$34,154	$32,170	$36,215

In general, foreign export sales are attributed based upon the location of the customer.

Major Customer

Net sales to one customer, Orica, of our Chemical Business segment represented approximately 6%, 9% and 11% of our total net sales for 2013, 2012 and 2011, respectively. See discussion concerning the supply agreement in Note 11 – Commitments and Contingencies.

19. Related Party Transactions

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

Appointment of New Director

On March 15, 2013, our Board of Directors appointed Mr. Lance Benham as a new member of our Board of Directors. Mr. Benham’s appointment fills the board vacancy resulting from the passing of Mr. Horace Rhodes in January 2013. At the 2013 annual meeting of stockholders held in May, Mr. Benham was elected to serve with the class of directors having a term that will expire in 2016. In January 2013, Mr. Benham retired as Senior Vice President of SAIC Energy, Environment & Infrastructure, LLC (“SAIC Energy”), a subsidiary of Science Applications International Corporation (“SAIC”). There are no

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19. Related Party Transactions (continued)

arrangements or understandings between Mr. Benham and any other person pursuant to which Mr. Benham was appointed as a director of LSB. During 2012, we incurred approximately $0.1 million with SAIC Energy for engineering services relating to our chemical facilities. During 2013, we incurred approximately $11.7 million with SAIC Energy for engineering services and deconstruction services relating to our chemical facilities. During 2013, we negotiated several agreements with SAIC Constructors, LLC (“SAIC Constructors”), a subsidiary of SAIC, to engineer, procure and construct the ammonia plant, the Nitric Acid Plant, a nitric acid concentrator and certain support facilities. We expect SAIC Constructor’s fees in connection with these agreements to be approximately $39 million.

20. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Cash payments for:
Interest on long-term debt and other	$451	$4,325	$6,547
Income taxes, net of refunds	$13,320	$21,766	$49,129
Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$249	$546	$—
Other assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$14,465	$15,522	$6,289
Long-term debt associated with additions of capitalized internal-use software and software development	$4,011	$—	$—
Secured term loan extinguished	$66,563	$—	$—
Debt issuance costs incurred associated with senior secured notes	$6,498	$—	$—
Debt issuance costs written off associated with secured term loan	$630	$—	$—
Prepayment premium incurred associated with secured term loan	$666	$—	$—
Debt issuance costs incurred associated with secured term loan	$—	$—	$839
Debt issuance costs written off associated with 5.5% debentures	$—	$—	$353
Accrued liabilities extinguished associated with 5.5% debentures	$—	$—	$349
5.5% debentures converted to common stock	$—	$—	$26,900

21. Subsequent Events

Conclusion of Insurance Claims-Cherokee Facility-As discussed in Note 16, we filed an insurance claim for losses and damages in connection with a November 2012 pipe rupture within the Cherokee Facility. During 2013, our insurance carriers advanced $15 million on the insurance claim. In January 2014, we settled the claim with our insurance carriers for the aggregate amount of approximately $43.5 million (of which approximately $36.5 million relates to the business interruption claim), comprised of $15 million previously paid to us and $28.5 million paid to us in January 2014. The $43.5 million settlement amount is net of our $2.5 million property insurance deductible. As a result, an insurance recovery of approximately $28 million will be recognized as income associated with this settlement in the first quarter of 2014.

Downtime at the Pryor Facility – As discussed in Note 18 – Segment Information, the Pryor Facility has encountered numerous mechanical issues during 2012 and 2013. In January 2014, the Pryor Facility suspended production as the result of continued mechanical issues.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Subsequent Events (continued)

Dividends Declared on Preferred Stock – In January 2014, our board of directors declared dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, which dividends were paid on February 15, 2014. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

Formal Consent Decree – In January 2014, we executed a formal consent decree to settle certain air emission matters with the EPA/DOJ as discussed in Note 11 – Commitments and Contingencies.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2013 (1)
Net sales	$150,679	$202,223	$177,350	$149,035

Gross profit (2)	$25,422	$38,659	$48,909	$30,566

Income (loss) from continuing operations (2) (3)	$(68)	$7,486	$10,250	$37,473
Net loss (income) from discontinued operations	—	59	(10)	130

Net income (loss)	$(68)	$7,427	$10,260	$37,343

Net income (loss) applicable to common stock	$(368)	$7,427	$10,260	$37,343

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.02)	$0.33	$0.46	$1.67
Net loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.02)	$0.33	$0.46	$1.66

Diluted:
Income (loss) from continuing operations	$(0.02)	$0.31	$0.43	$1.59
Net loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.02)	$0.31	$0.43	$1.58

2012 (1)
Net sales	$190,245	$209,275	$182,374	$177,137

Gross profit (2)	$44,444	$65,735	$33,187	$40,370

Income from continuing operations (2)	$14,324	$26,130	$6,710	$11,622
Net loss from discontinued operations	21	97	2	62

Net income	$14,303	$26,033	$6,708	$11,560

Net income applicable to common stock	$14,003	$26,033	$6,708	$11,560

Income per common share:
Basic:
Income from continuing operations	$0.63	$1.17	$0.30	$0.52
Net loss from discontinued operations	—	—	—	—

Net income	$0.63	$1.17	$0.30	$0.52

Diluted:
Income from continuing operations	$0.61	$1.11	$0.28	$0.49
Net loss from discontinued operations	—	—	—	—

Net income	$0.61	$1.11	$0.28	$0.49

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(1)	During 2012 and 2013, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November 2012 and numerous mechanical issues at the Pryor Facility during 2012 and 2013, all resulting in lost production and significant adverse effect on 2012 and 2013 operating results.
(2)	The following items increased gross profit and income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Business interruption insurance recoveries:
2013	$10,810	$3,400	$4,227	$10,203

2012	$—	$—	$—	$7,300

Precious metals recoveries:
2013	$—	$—	$4,493	$—

2012	$29	$—	$250	$301

(3)	The following items increased income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Property insurance recoveries:
2013	$—	$—	$255	$66,000

Interest expense, net:
2013	$731	$536	$5,395	$7,324

2012	$1,132	$1,179	$1,489	$437

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012, and 2011

(In Thousands)

Description	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable—allowance for doubtful accounts (1):
2013	$636	$478	$287	$827

2012	$955	$(214)	$105	$636

2011	$636	$347	$28	$955

Inventory-reserve for slow-moving items (1):
2013	$1,818	$249	$678	$1,389

2012	$1,767	$181	$130	$1,818

2011	$1,616	$751	$600	$1,767

Notes receivable—allowance for doubtful accounts (1):
2013	$970	$—	$—	$970

2012	$970	$—	$—	$970

2011	$970	$—	$—	$970

Deferred tax assets—valuation allowance (1):
2013	$273	$25	$—	$298

2012	$344	$—	$71	$273

2011	$310	$34	$—	$344

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.