Form 10-Q
period 2014-06-30
LSB INDUSTRIES INC
filed 2014-08-08
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s voting common stock, as of July 31, 2014 was 22,598,186 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2014 is unaudited)

	June 30,	December 31,
	2014	2013
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$176,459	$143,750
Short-term investments	14,500	—
Accounts receivable, net	86,963	80,570
Inventories:
Finished goods	26,473	29,163
Work in progress	2,317	2,838
Raw materials	25,717	23,871

Total inventories	54,507	55,872
Supplies, prepaid items and other:
Prepaid insurance	7,094	15,073
Precious metals	12,867	14,927
Supplies	15,272	13,523
Prepaid income taxes	5,885	12,644
Other	3,823	3,867

Total supplies, prepaid items and other	44,941	60,034
Deferred income taxes	7,563	13,613

Total current assets	384,933	353,839
Property, plant and equipment, net	501,658	416,801
Other assets:
Noncurrent restricted cash and cash equivalents	148,096	80,974
Noncurrent restricted investments	50,000	209,990
Debt issuance costs, net	7,287	8,027
Other, net	16,948	13,466

Total other assets	222,331	312,457

	$1,108,922	$1,083,097

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2014 is unaudited)

	June 30,	December 31,
	2014	2013
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$72,128	$61,775
Short-term financing	5,584	13,749
Accrued and other liabilities	42,519	49,107
Current portion of long-term debt	10,530	9,262

Total current liabilities	130,761	133,893
Long-term debt	449,798	453,705
Noncurrent accrued and other liabilities	17,463	17,086
Deferred income taxes	75,296	66,698
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,905,648 shares issued (26,846,470 at December 31, 2013)	2,691	2,685
Capital in excess of par value	168,979	167,550
Retained earnings	289,308	266,854

	463,978	440,089
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	435,604	411,715

	$1,108,922	$1,083,097

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six and Three Months Ended June 30, 2014 and 2013

	Six Months		Three Months
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales	$380,187	$352,902	$201,662	$202,223
Cost of sales	282,596	288,821	152,793	163,564

Gross profit	97,591	64,081	48,869	38,659
Selling, general and administrative expense	52,156	49,616	24,498	25,125
Provisions for (recovery of) losses on accounts receivable	(156)	266	3	166
Property insurance recoveries in excess of losses incurred	(5,147)	—	—	—
Other expense, net	1,113	2,211	604	1,143

Operating income	49,625	11,988	23,764	12,225
Interest expense, net	12,379	1,267	5,671	536
Non-operating other expense (income), net	(153)	24	(76)	8

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	37,399	10,697	18,169	11,681
Provisions for income taxes	14,701	3,622	7,047	4,367
Equity in earnings of affiliate	(79)	(343)	(12)	(172)

Income from continuing operations	22,777	7,418	11,134	7,486
Net loss from discontinued operations	23	59	21	59

Net income	22,754	7,359	11,113	7,427
Dividends on preferred stocks	300	300	—	—

Net income applicable to common stock	$22,454	$7,059	$11,113	$7,427

Weighted-average common shares:
Basic	22,539	22,431	22,545	22,437

Diluted	23,650	22,915	23,660	23,577

Income per common share:
Basic	$1.00	$0.31	$0.49	$0.33

Diluted	$0.96	$0.31	$0.47	$0.31

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2014

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2013	26,846	$3,000	$2,685	$167,550	$266,854	$(28,374)	$411,715
Net income					22,754		22,754
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				925			925
Exercise of stock options	60		6	504			510

Balance at June 30, 2014	26,906	$3,000	$2,691	$168,979	$289,308	$(28,374)	$435,604

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2014

	2014	2013
	(In Thousands)
Cash flows from continuing operating activities
Net income	$22,754	$7,359
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	23	59
Deferred income taxes	14,648	2,541
Gains on property insurance recoveries associated with property, plant and equipment	(5,147)	—
Depreciation, depletion and amortization of property, plant and equipment	17,362	13,060
Other	323	1,369
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(6,236)	(13,696)
Inventories	2,963	6,015
Prepaid and accrued income taxes	5,601	(10,853)
Other supplies, prepaid items and other	8,723	5,646
Accounts payable	(104)	(5,393)
Customer deposits	(4,305)	(6,529)
Other current and noncurrent liabilities	648	615
Deferred gain on insurance recoveries	(1,383)	6,685

Net cash provided by continuing operating activities	55,870	6,878
Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(92,943)	(82,608)
Proceeds from property insurance recovery associated with property, plant and equipment	5,147	14,022
Proceeds from sales of property and equipment	169	1,224
Purchase of short-term investments	(14,500)	—
Proceeds from noncurrent restricted cash and cash equivalents	97,984	—
Deposits of current and noncurrent restricted cash and cash equivalents	(165,106)	(749)
Proceeds from noncurrent restricted investments	209,990	—
Purchase of noncurrent restricted investments	(50,000)	—
Proceeds from sales of carbon credits	1,536	—
Payments on contractual obligations—carbon credits	(1,245)	—
Other assets	(903)	(812)

Net cash used by continuing investing activities	(9,871)	(68,923)
Cash flows from continuing financing activities
Proceeds from long-term debt, net of fees	—	39,825
Payments on long-term debt	(5,240)	(4,661)
Payments on short-term financing	(8,165)	(5,577)
Proceeds from exercise of stock options	507	304
Excess income tax benefit associated with stock-based compensation	—	110
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	(13,198)	29,701
Cash flows of discontinued operations:
Operating cash flows	(92)	(104)

Net increase (decrease) in cash and cash equivalents	32,709	(32,448)
Cash and cash equivalents at beginning of period	143,750	98,020

Cash and cash equivalents at end of period	$176,459	$65,572

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

Basis of Consolidation and Presentation—LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of water source and geothermal heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2014 and for the six and three-month periods ended June 30, 2014 and 2013 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products, certain downtime events associated with our chemical facilities, and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Cash and Cash Equivalents—Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents. At June 30, 2014, the cash and cash equivalents balance exceeded the FDIC-insured limits by approximately $4.2 million. All of these cash balances were held by financial institutions within the U.S.

Short-Term Investments—Investments, which consisted of certificates of deposit with an original maturity of 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value. At June 30, 2014, the short-term investment balance exceeded the FDIC-insured limits by approximately $14.3 million. All of these investments were held by financial institutions within the U.S.

Noncurrent Restricted Cash and Cash Equivalents—Noncurrent restricted cash and cash equivalents consist of balances that are designated by us for specific purposes relating to capital projects. At June 30, 2014, the noncurrent restricted cash and cash equivalents balance exceeded the FDIC-insured limits by approximately $65.6 million. All of this balance was held by financial institutions within the U.S.

Noncurrent Restricted Investments—Noncurrent restricted investments consist of investment balances that are designated by us for specific purposes relating to capital projects. At June 30, 2014, the balance includes investments in certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in certificates of deposits are carried at cost, which approximates fair value. The investments in certificates of deposits exceeded the FDIC-insured limits by approximately $49.8 million. All of this balance was held by financial institutions within the U.S.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net income	$22,754	$7,359	$11,113	$7,427
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—

Total dividends on preferred stocks	(300)	(300)	—	—

Numerator for basic net income per common share—net income applicable to common stock	22,454	7,059	11,113	7,427
Dividends on preferred stocks assumed to be converted, if dilutive	300	60	—	—

Numerator for diluted net income per common share	$22,754	$7,119	$11,113	$7,427

Denominator:
Denominator for basic net income per common share—weighted-average shares	22,538,773	22,430,589	22,544,857	22,437,485
Effect of dilutive securities:
Convertible preferred stocks	916,666	250,000	916,666	916,666
Stock options	195,000	234,071	198,715	223,232

Dilutive potential common shares	1,111,666	484,071	1,115,381	1,139,898

Denominator for diluted net income per common share—adjusted weighted-average shares and assumed conversions	23,650,439	22,914,660	23,660,238	23,577,383

Basic net income per common share	$1.00	$0.31	$0.49	$0.33

Diluted net income per common share	$0.96	$0.31	$0.47	$0.31

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Convertible preferred stocks	—	666,666	—	—
Stock options	325,326	251,683	370,099	250,016

	325,326	918,349	370,099	250,016

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net

	June 30,	December 31,
	2014	2013
	(In Thousands)
Trade receivables	$85,923	$77,899
Insurance claims	—	1,865
Other	1,577	1,633

	87,500	81,397
Allowance for doubtful accounts	(537)	(827)

	$86,963	$80,570

One of our subsidiaries, El Dorado Chemical Company (“EDC”) is a party to an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2014, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of June 30, 2014, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 4: Inventories

At June 30, 2014 and December 31, 2013, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,373,000 and $1,389,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $20,000 and $1,623,000 at June 30, 2014 and December 31, 2013, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

Our current and noncurrent accrued and other liabilities consist of the following:

	June 30,	December 31,
	2014	2013
	(In Thousands)
Accrued interest	$14,036	$13,925
Accrued payroll and benefits	8,331	8,981
Accrued warranty costs	7,701	7,297
Deferred revenue on extended warranty contracts	7,665	7,407
Customer deposits	1,195	5,500
Other	21,054	23,083

	59,982	66,193
Less noncurrent portion	17,463	17,086

Current portion of accrued and other liabilities	$42,519	$49,107

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Accrued Warranty Costs

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship. Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase, or a specific product may be sold with, an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$7,297	$6,172	$7,578	$6,486
Amounts charged to costs and expenses	3,695	4,011	1,468	2,021
Costs incurred	(3,291)	(3,239)	(1,345)	(1,563)

Balance at end of period	$7,701	$6,944	$7,701	$6,944

Note 7: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“AROs”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At June 30, 2014 and December 31, 2013, our accrued liability for AROs was $308,000 and $304,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2014	2013
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note (C)	26,211	29,555
Other, with a current weighted-average interest rate of 4.05%, most of which is secured by machinery and equipment	9,117	8,412

	460,328	462,967
Less current portion of long-term debt	10,530	9,262

Long-term debt due after one year	$449,798	$453,705

(A) Effective December 31, 2013, LSB and certain of its wholly-owned subsidiaries (the “Borrowers”) entered into an amendment to the existing senior secured revolving credit facility (the “Amended Working Capital Revolver Loan”). Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. In addition, the Amended Working Capital Revolver Loan and the Senior Secured Notes are cross collateralized as discussed in (B) below. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At June 30, 2014, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. As of June 30, 2014, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $69.4 million. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

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

(B) On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Act”). In accordance with the registration rights agreement entered into at the time of the issuance of the Senior Secured Notes, LSB and the guarantor subsidiaries completed an exchange offer to exchange the Senior Secured Notes for substantially identical notes registered under the Securities Act. The registration statement for the exchange offer was declared effective by the SEC in May 2014, and the exchange offer was completed in June 2014. LSB received net proceeds of approximately $351 million, after the payoff of a secured term loan (discussed below), commissions and fees. In connection with the closing, LSB entered into an indenture (the “Indenture”) with UMB Bank, as trustee, governing the Senior Secured Notes and as collateral agent, and will receive customary compensation from us for such services.

The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st.

The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Amended Working Capital Revolver Loan discussed above, and are senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt (continued)

Those subsidiaries that provide guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

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

The Senior Secured Notes are effectively senior to all existing and future unsecured debt of LSB and the guarantors to the extent of the value of the property and assets subject to liens (“Collateral”) and are effectively senior to all existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral (“Priority Collateral”).

The Senior Secured Notes are secured on a first-priority basis by the Notes’ Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) providing security and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes are equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred. At June 30, 2014, the carrying value of the assets secured on a first-priority basis was approximately $463 million and the carrying value of the assets secured on a second-priority basis was approximately $133 million.

The Senior Secured Notes are effectively subordinated to all of LSB and the guarantors’ existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral securing such debt and to any of LSB and the guarantors’ existing and future indebtedness that is secured by liens that are not part of the Collateral. The Senior Secured Notes are structurally subordinated to all of the existing and future indebtedness, preferred stock obligations and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Secured Notes in the future.

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

Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points with a final balloon payment of $15.3 million due at maturity. The interest rate at June 30, 2014 was 3.23%. The loan is secured by the Working Interests and related properties and proceeds.

Note 9: Commitments and Contingencies

Capital Project Commitments—EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant (“Nitric Acid Plant”) to be constructed at our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). EDC is also party to various agreements with Leidos Constructors, LLC to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project ranges from $115 million to $125 million, of which $73 million has been incurred and capitalized at June 30, 2014.

A subsidiary of EDC is also party to various agreements with Leidos Constructors, LLC to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $250 million to $300 million, of which $74 million has been incurred and capitalized at June 30, 2014.

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

Legal Matters—Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws (“Environmental Laws”) and to other laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of June 30, 2014, our accrued liabilities for environmental matters totaled $551,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7 – Asset Retirement Obligations.

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

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through December 31, 2010. The DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at June 30, 2014.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2014, in connection with this matter.

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

During 2013, we negotiated a global agreement in principle with the EPA/DOJ as to the Clean Air Act issue discussed above. During the first six months of 2014, all parties executed the Consent Decree to settle this matter, which executed Consent Decree received court approval. The Consent Decree provides, among other things, the following:

•

all of our Chemical Business’ owned and operated nitric acid plants are to achieve certain emission rates within a certain time period for each plant. Of the nine nitric acid production facilities currently owned or operated by our Chemical Business, all but EDN required additional pollution control technology to achieve these emission rates. The pollution control technology has already been installed at three of our nitric acid plants and five of our nitric acid plants still require additional pollution control technology equipment to be installed. The cost of the necessary pollution control equipment and the installment of such equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining five nitric acid plants, the cost of which will be capitalized when incurred;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, for which we have accrued $150,000 included in our accrued liabilities for environmental matters discussed above; and

•

a civil penalty in the amount of $725,000 (which includes the $100,000 civil penalty to the Oklahoma Department of Environmental Quality (“ODEQ”) discussed below), which amount has been paid by our Chemical Business.

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the ODEQ is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. In February 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. PCC has cooperated with the ODEQ in connection with this investigation. As of June 30, 2014, we are not aware of any recommendations made or to be made by the ODEQ with respect to formal legal action to be taken or recommended as a result of this ongoing investigation.

By letter dated April 19, 2013 (the “letter”), ODEQ, based on its inspection of our Pryor Facility conducted in December 2012, identified fifteen issues of alleged non-compliance and concern from the evaluation relating to federal and state air quality regulations, some of which were the subject of the ongoing investigation by ODEQ described above. PCC engaged in discussions with ODEQ and, during the first quarter of 2014, a settlement was reached to resolve the allegations identified in the letter. Three of the violations were resolved through the global settlement with the EPA/DOJ discussed above, and the remaining twelve violations were resolved by PCC paying a civil penalty for $100,000 (which amount is included in the $725,000 civil penalty discussed above) with the settlement being addressed as an addition to the global settlement discussed above. This settlement is unrelated to the pending ODEQ investigation at the Pryor Facility described above, which remains ongoing to our knowledge.

In addition, counsel for the EPA, advised PCC of a pending enforcement investigation by the EPA relating to an ammonia release during February 2014, at the Pryor Facility. The EPA indicated that the investigation is in its beginning stages, but that the EPA will likely allege noncompliance with certain sections of the Clean Air Act, which relates to the release of hazardous air pollutants. The EPA has verbally confirmed that it is considering enforcement action against PCC on this issue. At June 30, 2014, we have accrued an estimated amount for penalties, which is included in our accrued liabilities for environmental matters discussed above.

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

The nature and extent of a portion of the requirements are also not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable. Therefore, no liability has been established at June 30, 2014, in connection with the KDHE’s Natural Resources Trustee matter.

B. Other Pending, Threatened or Settled Litigation

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. There have been certain responses to discovery in connection with the pending lawsuits that some of the AN products at West Fertilizer at the time of the explosion may have been produced by EDC. As a result, during the first quarter of 2014, EDC and LSB were named as defendants, together with other AN manufactures and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice of this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. As of June 30, 2014, no liability has been established in connection with this matter, but we have incurred professional fees up to our self-insured retention amount.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At June 30, 2014, our accrued general liability insurance claims were $261,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2014, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts and interest rate swap contracts.

For these contracts, we utilize valuation software and market data from third-party providers. For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At June 30, 2014, the valuation inputs included the contractual weighted-average cost of $4.21 per MMBtu and the estimated weighted-average market value of $4.22 per MMBtu. For interest rate swap contracts, these contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At June 30, 2014, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.47%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At June 30, 2014 and December 31, 2013, the valuations ($2.50 and $1.00 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted downward due to minimal market volume activity, respectively. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At June 30, 2014 and December 31, 2013, we did not have any futures/forward copper contracts. At June 30, 2014, our futures/forward natural gas contracts were for approximately 13,041,000 MMBtu of natural gas through June 2016 (includes contractual costs indexed to future New York Mercantile Exchange prices) at a weighted-average cost of $4.21 per MMBtu. At December 31, 2013, our futures/forward natural gas contracts were for 1,530,000 MMBtu of natural gas through October 2014 at a weighted-average cost of $3.98 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the six months ended June 30, 2014 and 2013, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At June 30, 2014 and December 31, 2013, we had approximately 669,000 and 1,284,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	Fair Value Measurement at
	June 30, 2014 Using
Description	Total Fair Value At June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2013
	(In Thousands)
Assets—Supplies, prepaid items and other:
Commodities contracts	$124	$—	$124	$—	$31
Carbon credits	1,673	—	—	1,673	1,284

Total	$1,797	$—	$124	$1,673	$1,315

Liabilities—Current and noncurrent accrued and other liabilities:
Contractual obligations—carbon credits	$1,673	—	—	1,673	1,284
Interest rate contract	976	—	976	—	1,240

Total	$2,649	$—	$976	$1,673	$2,524

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below except for certain futures/forward natural gas contracts (an asset with an estimated fair value of $31,000 at December 31, 2013) that were transferred from Level 1 to Level 2 since a portion of these contracts are expected to be settled on dates that quoted prices are not available. As a result, we are utilizing observable market data other than quoted prices to value these contracts. The classification transfer of the contracts was deemed to occur on January 1, 2014. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Six Months Ended		Six Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In Thousands)
Beginning balance	$1,284	$91	$(1,284)	$(91)	$1,673	$312	$(1,673)	$(312)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	1,925	546	(1,634)	(546)	—	313	—	(313)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(1,536)	(12)	—	—	—	—	—	—
Settlements	—	—	1,245	12	—	—	—	—

Ending balance	$1,673	$625	$(1,673)	$(625)	$1,673	$625	$(1,673)	$(625)

Total gains (losses) for the period included in earnings results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,004	$534	$(1,004)	$(534)	$—	$313	$—	$(313)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in earnings and the income statement classifications are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales—Undesignated commodities contracts	$2,111	$(275)	$(105)	$(113)
Other income—Carbon credits	1,925	546	—	313
Other expense—Contractual obligations relating to carbon credits	(1,634)	(546)	—	(313)
Interest expense—Undesignated interest rate contract	(57)	89	(37)	88

	$2,345	$(186)	$(142)	$(25)

At June 30, 2014 and December 31, 2013, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. The estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30 million and $20 million, respectively. The valuations are classified as Level 2 and based on a range of ask/bid prices. For June 30, 2014, the range was (106.5 to 107.5) and for December 31, 2013, the range was of (104.5 to 104.9). The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 7 – Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes

Provisions for income taxes are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Current:
Federal	$(1,189)	$784	$(2,169)	$1,754
State	1,242	297	567	412

Total Current	53	1,081	(1,602)	2,166

Deferred:
Federal	13,393	2,280	8,000	1,971
State	1,255	261	649	230

Total Deferred	14,648	2,541	8,649	2,201

Provisions for income taxes	$14,701	$3,622	$7,047	$4,367

For the six and three months ended June 30, 2014 and 2013, the current provisions (benefit) for federal income taxes shown above includes regular federal income tax provision (benefit) after the consideration of permanent and temporary differences between income for GAAP and tax purposes, including the benefit related to the retroactive tax relief for certain tax provisions that expired in 2012 as discussed below. For the six and three months ended June 30, 2014 and 2013, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

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

The tax provision for the six months ended June 30, 2014 and 2013 was $14.7 million (39% of pre-tax income) and $3.6 million (37% of pre-tax income, excluding the impact of the 2012 retroactive tax benefits), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During June 2014, we settled the examination with the IRS for the tax years 2008-2010 with no material changes to our financial position, results of operations and cash flow.

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

The business interruption insurance recovery of $15.0 million was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13.0 million as a reduction to cost of sales during the six months ended June 30, 2013 ($10.1 million during the first quarter of 2013 and $2.9 million during the second quarter of 2013). The insurance recovery in excess of recoverable costs of $2.0 million was not recognized at June 30, 2013 since a portion of this amount related to recoverable costs, which we were unable to conclude that it was at least probable (for financial reporting purposes) that these costs would be approved and a portion of this amount related to lost profits, which was considered a gain contingency.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Other Expense, Income and Non-Operating Other Expense (Income), net

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	$1,634	$546	$—	$313
Losses on sales and disposals of property and equipment	1,008	—	164	(50)
Dismantle and demolition expense (1)	559	2,100	559	912
Miscellaneous penalties	3	796	3	484
Impairment on long-lived assets	—	210	—	—
Miscellaneous expense (2)	123	104	18	67

Total other expense	$3,327	$3,756	$744	$1,726

Other income:
Realized and unrealized gains on carbon credits	$1,925	$546	$—	$313
Settlements of litigation and potential litigation (3)	—	545	—	—
Miscellaneous income (2)	289	454	140	270

Total other income	$2,214	$1,545	$140	$583

Other expense, net	$1,113	$2,211	$604	$1,143

Non-operating other expense (income), net:
Interest income	$(174)	$(12)	$(79)	$(4)
Miscellaneous income (2)	—	—	—	—
Miscellaneous expense (2)	21	36	3	12

Total non-operating other expense (income), net	$(153)	$24	$(76)	$8

(1)	Amount relates to the dismantling and demolition of certain plants and equipment at our chemical facilities.
(2)	Amounts represent numerous unrelated transactions, none of which are individually significant requiring separate disclosure.
(3)	Amount relates primarily to a settlement reached associated with a class action insurance brokerage antitrust litigation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Net sales:
Chemical (1)	$250,977	$198,818	$135,756	$121,328
Climate Control	123,100	147,627	62,751	77,357
Other	6,110	6,457	3,155	3,538

	$380,187	$352,902	$201,662	$202,223

Gross profit: (2)
Chemical (1)	$57,682	$14,506	$29,256	$12,095
Climate Control	37,766	47,385	18,502	25,403
Other	2,143	2,190	1,111	1,161

	$97,591	$64,081	$48,869	$38,659

Operating income: (3)
Chemical (1)	$52,402	$2,579	$23,589	$6,385
Climate Control	8,944	15,840	4,612	9,456
Other	901	754	514	433
General corporate expenses (4)	(12,622)	(7,185)	(4,951)	(4,049)

	49,625	11,988	23,764	12,225
Interest expense, net (5)	12,379	1,267	5,671	536
Non-operating other expense (income), net:
Chemical	(140)	—	(63)	—
Corporate and other business operations	(13)	24	(13)	8
Provisions for income taxes	14,701	3,622	7,047	4,367
Equity in earnings of affiliate—Climate Control	(79)	(343)	(12)	(172)

Income from continuing operations	$22,777	$7,418	$11,134	$7,486

(1)	During the first quarter of 2014, our Chemical Business experienced downtime at the Pryor Facility resulting in lost production and adverse effect on operating results. During the first six months of 2013, our Chemical Business experienced downtime at the Cherokee, El Dorado and Pryor Facilities resulting in lost production and an adverse effect on operating results. We also recognized insurance recoveries in both periods as discussed in Note 12 – Property and Business Interruption Insurance Claims and Recoveries.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Segment Information (continued)

(4)	General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses consist of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)
Selling, general and administrative:
Fees and expenses relating to certain activist shareholders’ proposals (A)	$(4,163)	$—	$—	$—
Personnel costs	(4,344)	(4,295)	(2,812)	(2,608)
Professional fees	(2,148)	(2,209)	(960)	(786)
All other	(2,017)	(1,230)	(1,206)	(614)

Total selling, general and administrative	(12,672)	(7,734)	(4,978)	(4,008)
Other income	50	584	27	(6)
Other expense	—	(35)	—	(35)

Total general corporate expenses	$(12,622)	$(7,185)	$(4,951)	$(4,049)

(A)	During the first quarter of 2014, we incurred fees and expenses in evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid a proxy contest.

(5)	During the six and three months ended June 30, 2014, interest expense is net of capitalized interest of $5.3 million and $3.0 million, respectively. During the six and three months ended June 30, 2013, interest expense is net of capitalized interest of $1.0 million and $0.6 million, respectively.

Information about our total assets by business segment is as follows:

	June 30,	December 31,
	2014	2013
	(In Thousands)
Chemical	$901,379	$842,725
Climate Control	149,506	159,960
Other	6,058	6,832
Corporate assets	51,979	73,580

Total assets	$1,108,922	$1,083,097

Note 15: Related Party Transactions

Golsen Group

In March 2013 and February 2014, we paid or declared dividends totaling $300,000, respectively, on our Series B Preferred and our Series D Preferred. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by Jack E. Golsen, our Chairman of the Board and Chief Executive Officer, members of his immediate family (spouse and children), including Barry H. Golsen, our Vice Chairman, President and Chief Operating Officer, Steven J. Golsen, our President and Chief Operating Officer of our Climate Control Business, entities owned by them and trusts for which they possess voting or dispositive power as trustee (together, the “Golsen Group”).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 16: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2014	2013
	(In Thousands)
Cash payments (refunds) for income taxes, net	$(5,564)	$11,865
Noncash investing and financing activities:
Accounts payable and long-term debt associated with additions of property, plant and equipment	$24,841	$11,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our June 30, 2014 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fuel and various other products. For the first half of 2014, approximately 66% of our consolidated net sales relates to the Chemical Business compared to 56% for the first half of 2013.

•

Climate Control Business manufactures and sells a broad range of HVAC products in the niche markets we serve consisting of water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first half of 2014, approximately 32% of our consolidated net sales relates to the Climate Control Business compared to 42% for the first half of 2013.

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

Under normal circumstances, our agricultural sales volumes and prices depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. Nitrogen fertilizer prices were significantly lower in the first half of 2014 compared to the same period of 2013. The lower prices are generally attributable to the significant increase in the 2013-2014 corn harvest and lower forward corn prices as compared to a year ago, and a later start to the spring planting and fertilizer application season. According to the USDA’s World Agricultural Supply and Demand Estimates, the 2013-2014 U.S. yield per harvested acre of corn increased significantly from approximately 123 bushels per acre (2012-2013 U.S. yield) to 158 bushels per acre. Year-end U.S. corn stocks have also increased, resulting in an increase in the stock-to-use ratio. Cold and wet weather conditions in early spring delayed corn planting and consequently fertilizer application. The late start put downward pressures on nitrogen prices as dealers liquidated inventories by the end of the spring application season. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins are still historically strong, although lower than 2013. However, the fertilizer outlook could change if there are unanticipated changes in domestic fertilizer production capacity, acres planted of crops requiring fertilizer, unfavorable weather conditions, continued low selling prices or increases in imported urea from China.

Our industrial acids sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers. Our mining sales volumes are being impacted by lower customer demand for industrial grade AN, which we believe is primarily due to lower demand for coal because natural gas is currently a more attractive alternative fuel than coal for utility companies. As reported by the U.S. Energy Information Administration (“EIA”), during 2013, coal production was down overall by 3.2%, although coal inventories declined by 41 million tons, or 17%, during the same period. With such inventory decreases, the coal industry is currently expected to see production growth of 2.5% to 3.0% in 2014 as inventories stabilize and electricity demand increases. For 2015, the EIA expects coal consumption to decrease as the retirement of coal power plants increase in response to the implementation of certain governmental regulations and the increase in the generation of electricity from natural gas.

Climate Control Business—From a market sector perspective, our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors and we believe the majority of our business is associated with the construction of new facilities. Information available from the McGraw-Hill Construction Market forecast indicates that construction activity in the commercial/institutional and single-family residential sectors is expected to increase in aggregate during 2014, although still significantly below pre-recession levels.

Results for the Second Quarter of 2014

Our consolidated net sales for the second quarter of 2014 were $201.7 million, a net decrease of $0.6 million compared to the same period of 2013. The net decrease in sales includes a decrease of $14.6 million in our Climate Control Business partially offset by an increase of $14.4 million in our Chemical Business.

Our consolidated operating income was $23.8 million for the second quarter of 2014 compared to $12.2 million for the same period of 2013. The net increase in operating income of approximately $11.6 million includes an increase of $17.2 million in our Chemical Business partially offset by a decrease of $4.8 million in the Climate Control Business and an increase in our general corporate expenses of approximately $0.9 million over the same period of 2013 primarily relating to personnel costs and professional and consulting fees.

Our effective income tax rate for the second quarters of 2014 and 2013 was 39% and 37%, respectively.

Chemical Business

Our Chemical Business operates four chemical facilities. The Cherokee and Pryor Facilities produce anhydrous ammonia and nitrogen products from natural gas delivered by pipeline but can also receive supplemental anhydrous ammonia by other modes of delivery. The El Dorado and Baytown Facilities produce nitrogen products from anhydrous ammonia delivered by pipeline.

Our Chemical Business sales for the second quarter of 2014 were $135.8 million, a net increase of $14.4 million compared to the same period of 2013, which includes a $14.6 million increase in agricultural products sales, a $1.8 million increase in mining products sales, partially offset by a $3.4 million decrease in industrial acids and other products sales.

The percentage change in sales (volume and dollars) for the second quarter of 2014 compared to the second quarter of 2013 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	43%	24%
Industrial acids and other	(1)%	(8)%
Mining	23%	11%
Total weighted-average change	18%	11%

The increase in agricultural sales was primarily due to higher volumes as the result of improved production at our Pryor and Cherokee Facilities during the second quarter of 2014 (these facilities were out of production during a portion of the second quarter of 2013) and improved market conditions for agricultural grade AN produced at our El Dorado Facility, partially offset by lower sales prices.

The decrease in industrial acids and other sales was primarily due to lower production volumes at our Baytown Facility due to a planned major maintenance activity (“Turnaround”) performed in the second quarter of 2014.

The increase in mining sales was primarily due to improved production at our Cherokee Facility, as discussed above. Although customer demand remains low as the result of the current low cost of natural gas as an alternative fuel for utility companies compared to coal, sales volumes from our El Dorado Facility increased slightly.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. Management considers these working interests as a partial economic hedge against a potential rise in natural gas prices in the future. During the second quarter of 2014, the average published market prices for natural gas and ammonia compared to the same period in 2013 were as follows:

	2014	2013
Natural gas average price per MMBtu based upon Henry Hub pipeline pricing point	$4.58	$4.02

Ammonia average price based upon low Tampa price per metric ton	$557	$577

The Chemical Business operating income for the second quarter of 2014 was $23.6 million compared to $6.4 million for the same period of 2013. The increase in operating income was primarily due to improved production at our Pryor and Cherokee Facilities, partially offset by increased natural gas costs per MMBtu and decreased selling prices for nitrogen fertilizers as compared to the second quarter of 2013. As a result of these market price relationships, our profit margins per ton sold were lower in the second quarter of 2014 compared to the same period of 2013. Natural gas prices increased because of the severe weather conditions during the 2013-2014 winter, but prices have recently declined. Nitrogen fertilizer prices were negatively affected by a late start to the fertilizer application season. Concerns by dealers related to their ability to liquidate inventory levels also held prices down as the spring season progressed.

As previously reported, the Pryor Facility experienced frequent operational issues that required extensive equipment repairs and maintenance and related costs. The Pryor Facility’s ammonia plant returned to production during the last several days of February at a reduced rate of production and was gradually brought up to our current targeted production rates of 650 tons per day by the end of March. With the availability of carbon dioxide generated from ammonia production as a feedstock to produce urea and UAN, the Pryor Facility was able resume production of urea and UAN.

As previously reported, pursuant to a long-term cost-plus supply agreement, EDC supplies Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility. The agreement includes a provision for Orica to pay for that portion of the annual minimum of the product not taken. The agreement also includes an exclusivity arrangement that provides that EDC will not sell industrial grade AN to the commercial explosives market during the term of the agreement and that Orica will market EDC’s industrial grade AN to the commercial explosives market during the term of the agreement. The agreement provides that it may be terminated by one of the parties giving the other a one-year written notice that the agreement will not be renewed. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC will not renew the agreement on or after April 9, 2015. EDC’s intention is to commence sales of industrial grade AN to the commercial explosives market immediately with deliveries beginning after April 9, 2015. During the first half of 2014 and for the year 2013, net sales to Orica represented approximately 5% and 6% of LSB’s consolidated net sales, respectively, which sales included approximately $7 million and $13 million, respectively, for fixed overhead costs and gross profit for tons not taken by Orica, pursuant to the terms of the agreement.

Climate Control Business

Our Climate Control sales for the second quarter of 2014 were $62.8 million, or $14.6 million lower than the same period in 2013. The decrease was driven by a $5.9 million decrease in hydronic fan coil sales due primarily to lower than expected product orders in first quarter of 2014 and delays in customer scheduled delivery dates, a $5.3 million decrease in water source and geothermal heat pump sales due primarily to lower level of product order levels in first quarter 2014 yielding a lower beginning backlog, and a $3.4 million decrease in other HVAC products, primarily relating to custom air handlers sales (primarily as the result of customer scheduled delivery dates) and modular geothermal and other chillers sales (primarily as the result of lower product order levels in first quarter of 2014 and delays in customer delivery dates). From a market sector perspective, the sales decrease included a $12.7 million decline in commercial/institutional product sales and a $1.9 million decline in residential product sales. Generally, average pricing of hydronic fan coils and water source and geothermal heat pumps increased due to product, features and customer mix.

We continue to follow economic indicators and monitor their potential impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Multi-Family Residential

•	Single-Family Residential

•	Hospitality

•	Retail

•	Healthcare

•	Office

During the second quarter of 2014, approximately 85% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 15% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2014	2013	2014	2013	2014	2013
	(In Millions)
First Quarter	$63.2	$67.5	$60.3	$70.3	$44.7	$57.3
Second Quarter	$83.1	$65.4	$62.8	$77.3	$68.1	$48.9
Third Quarter		$64.6		$69.9		$46.3
Fourth Quarter		$58.8		$67.5		$39.7

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. However, the June 30, 2014 backlog includes two orders totaling approximately $8 million that are expected to ship from twelve to twenty-four months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For July 2014, our new orders received were approximately $28 million and our backlog was approximately $75 million at July 31, 2014.

Our GHPs use a form of renewable energy that we believe, can reduce energy usage, under certain conditions, up to 80% compared to some conventional HVAC systems. Tax legislation (effective through December 31, 2016) continues to provide incentives for customers purchasing products using forms of renewable energy.

In aggregate, we expect the Climate Control Business sales to increase in the second half of 2014 compared to the same period in 2013, despite the loss of the Carrier heat pump contracts with our Climate Master, Inc. (“CM”) subsidiary discussed below due to higher sales of our LSB branded climate control product. In addition, although a significant part of the Climate Control Business sales are products that are used for renovation and replacement application, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the market for and application of our products, including GHPs.

As previously reported, in November 2013, Carrier Corporation (“Carrier”) advised one of our subsidiaries, CM, that the heat pump contracts would not be renewed between CM, as the manufacturer, and Carrier, as the purchaser. These contracts expired on May 11, 2014. During the first half of 2014 and for the year 2013, net sales pursuant to these heat pump contracts represented less than 5% of LSB’s consolidated net sales.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, noncurrent restricted cash and cash equivalents and investments, long-term debt and stockholders’ equity:

	June 30,	December 31,
	2014	2013
	(In Millions)
Cash and cash equivalents and short-term investments	$191.0	$143.8
Noncurrent restricted cash and cash equivalents and investments (1)	198.1	291.0

	$389.1	$434.8

Long-term debt:
Senior Secured Notes	$425.0	$425.0
Secured Promissory Note	26.2	29.6
Other	9.1	8.4

Total long-term debt, including current portion	$460.3	$463.0

Total stockholders’ equity	$435.6	$411.7

(1)	At June 30, 2014, this balance consisted of cash and cash equivalents and investments that are designated by us for specific purposes relating to capital projects. All of this balance was held by financial institutions within the U.S.

As of June 30, 2014, our cash, cash equivalents, short-term investments, and noncurrent restricted cash and cash equivalents and investments totaled $389.1 million. In addition, our $100 million revolving credit facility was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2014 and 2015, we have extensive planned capital expenditures. Our primary cash needs for this period of time will be to fund these capital expenditures, as well as, our operations, our general obligations, and our interest payment requirements. We expect to fund these cash needs from the noncurrent restricted cash and investments (provided from the proceeds from the Senior Secured Notes), working capital, internally generated cash flows, and third-party financing. See additional discussions below under “Capital Expenditures”. Our internally generated cash flows and liquidity have been, and could be, affected by possible declines in sales volumes resulting from the uncertainty regarding current economic conditions and production inefficiency of our facilities.

We are party to an indenture (the “Indenture”) governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions.

In addition, we and certain of our subsidiaries (the “Borrowers”) are party to an amended and restated revolving credit facility (the “Amended Working Capital Revolver Loan”). Pursuant to the terms of the Amended Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At June 30, 2014, there were no outstanding borrowings under the Amended Working Capital Revolver Loan and the net credit available for borrowings was approximately $69.4 million, based on our eligible collateral, less outstanding letters of credit as of that date.

Due to the overall increase in our outstanding long-term debt, our interest payment obligations have increased and will continue during future periods. A portion of our interest has been, and will be capitalized relating to major capital projects.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During June 2014, we settled the examination with the IRS for the tax years 2008-2010 with no material changes to our financial position, results of operations and cash flow. We had approximately $1.3 million accrued for various uncertain tax liabilities at June 30, 2014.

Capital Expenditures

Capital Expenditures-First Half of 2014

Capital expenditures during the first half of 2014 were $107.1 million, including $102.1 million for the benefit of our Chemical Business. The Chemical Business capital expenditures included $71.1 million for expansion projects at our El Dorado Facility, approximately $10.0 million associated with maintaining compliance with environmental laws, regulations and guidelines, approximately $8.6 million for various major renewal and improvement projects, and $4.7 million for the development of natural gas leaseholds. The capital expenditures were funded primarily from noncurrent restricted investments. Due to the increase in the amount of capital expenditures incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during the remainder of 2014 and future years.

Planned Capital Expenditures

	Planned Capital Expenditures
	Remainder of 2014			2015			Total
	(In Millions)
Chemical:
El Dorado Facility Expansion Projects	$135	—	$170	$139	—	$174	$274	—	$344
Development of Natural Gas Leaseholds	3	—	5	11	—	15	14	—	20
Environmental Projects	7	—	10	5	—	6	12	—	16
Major Renewal and Improvement Projects	20	—	30	27	—	35	47	—	65
Other (1)	10	—	15	15	—	20	25	—	35

Total Chemical	$175	—	$230	$197	—	$250	$372	—	$480

Climate Control	5	—	6	5	—	10	10	—	16
Corporate and Other	5	—	10	5	—	9	10	—	19

	$185	—	$246	$207		$269	$392	—	$515

(1)	Includes cost associated with savings initiatives, new market development, and other capital projects.

At June 30, 2014, we had planned capital expenditures as indicated in the table above for the remainder of 2014 and for 2015. Included in planned capital expenditures is capitalized interest of approximately $8.8 million for the remainder of 2014 and $19.8 million for 2015. Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies. The planned capital expenditures include investments that management anticipates making for expansion and development projects, environmental requirements, and major renewal and improvement projects. These capital expenditures are subject to economic conditions, which are continually reviewed by management, and may increase or decrease as new information is obtained or circumstances change. We plan to fund the planned capital expenditures from working capital, noncurrent restricted cash and cash equivalents, internally generated cash flows, third-party financing, and if necessary, availability under the Amended Working Capital Revolver Loan.

The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management software. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $20.0 million to $25.0 million.

El Dorado Facility Expansion Projects

The El Dorado Facility has certain expansion projects underway, which include an ammonia production plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment. The expected costs of these projects are outlined below, which planned amounts are included in the table above.

	Planned Capital Expenditures
	Capitalized To Date	Remainder of 2014			2015			Total
	(In Millions)
Ammonia Plant	$74	$70	—	$95	$106	—	$131	$250	—	$300
Nitric Acid Plant and Concentrator	73	20	—	25	22	—	27	115	—	125
Other Support Infrastructure	9	45	—	50	11	—	16	65	—	75

	$156	$135	—	$170	$139	—	$174	$430	—	$500

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

During 2013, we negotiated a global agreement in principle with the EPA/DOJ as to the Clean Air Act issue discussed above. During the first six months of 2014, all parties executed the Consent Decree to settle this matter, which executed Consent Decree received court approval. The Consent Decree provides, among other things, the following:

•

all of our Chemical Business’ owned and operated nitric acid plants are to achieve certain emission rates within a certain time period for each plant. Of the nine nitric acid production facilities currently owned or operated by our Chemical Business, all but EDN required additional pollution control technology to achieve these emission rates. The pollution control technology has already been installed at three of our nitric acid plants and five of our nitric acid plants still require additional pollution control technology equipment to be installed. The cost of the necessary pollution control equipment and the installment of such equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining five nitric acid plants, the cost of which will be capitalized when incurred;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, for which we have accrued $150,000; and

•	a civil penalty in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ), which amount has been paid by our Chemical Business.

Estimated Plant Turnaround Costs – Remainder of 2014

Our Chemical Business recognizes as cost of sales the costs for Turnarounds as they are incurred. Based on our current plan for Turnarounds for the remainder of 2014, we estimate that we will incur approximately $4.5 million to $5.0 million of these Turnaround costs, most of which relates to our Cherokee Facility. Beginning in the third week of July, we began a 30-35 day Turnaround at the Cherokee Facility. The duration of this Turnaround is longer than normal due to the plan to replace certain long-lived components that are reaching the end of their normal useful life. However, it is possible that the actual costs could be significantly different from our estimates. These costs do not include the costs relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $2.5 million in the first half of 2014 in connection with environmental projects. For the remainder of 2014, we expect to incur expenses ranging from $2.3 million to $2.8 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates. We plan to fund these expenditures from our available working capital.

Dividends

LSB is a holding company and, accordingly, its ability to pay cash dividends on its preferred stock and common stock depends in large part on its ability to obtain funds from its subsidiaries. Payment of dividends by LSB is limited under certain limited conditions under the Amended Working Capital Loan Agreement and the Senior Secured Notes.

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

During the first quarter of 2014, dividends totaling $300,000 were declared and paid on our outstanding preferred stock using funds from our working capital as follows:

•	$0.06 per share on our outstanding non-redeemable, cumulative Series D Preferred for an aggregate dividend of $60,000, and

•	$12.00 per share on our outstanding non-redeemable, cumulative Series B Preferred for an aggregate dividend of $240,000.

Each share of preferred stock is entitled to receive an annual dividend, but a dividend payment is made only after the dividend is declared by our Board of Directors. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long—Term Debt Covenants

The Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants, including a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve-month basis and as defined in the agreement. As of June 30, 2014, as defined in the agreement, the fixed charge coverage ratio was 5.7 to 1. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

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

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30,

				Percentage
	2014	2013	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$134,913	$93,272	$41,641	44.6%
Industrial acids and other chemical products	75,510	70,335	5,175	7.4%
Mining products	33,133	31,471	1,662	5.3%
Natural gas	7,421	3,740	3,681	98.4%

Total Chemical	$250,977	$198,818	$52,159	26.2%

Gross profit—Chemical	$57,682	$14,506	$43,176	297.6%

Gross profit percentage—Chemical (1)	23.0%	7.3%	15.7%

Operating income—Chemical	$52,402	$2,579	$49,823	1931.9%

(1)	As a percentage of net sales

Net Sales—Chemical

Our Chemical Business reported a sales increase for the first half of 2014 as a result of the following:

•

Agricultural products sales increased mainly due to higher volumes as a result of improved production at our Cherokee Facility during the first half of 2014, improved ammonia production at our Pryor Facility beginning in March 2014 (these facilities experienced significant downtime during the first half of 2013 and the Pryor Facility had minimal production during the first two months of 2014), and improved market conditions for agricultural grade AN produced at our El Dorado Facility, partially offset by lower sales prices.

•

Industrial acids and other chemical products sales increased primarily as a result of improved production at our Cherokee Facility as discussed above, partially offset by the reduction in the average Tampa ammonia price by approximately $109 per metric ton in the first half of 2014 compared to the same period in 2013, which decline impacted our contractual sales prices to certain of our industrial acids customers.

•

Mining products sales increased primarily due to improved production at the Cherokee Facility as discussed above, offset by lower customer demand as a result of the current low cost of natural gas as an alternative fuel for utility companies and lower sales prices (due to the decrease in the Tampa ammonia price discussed above), which impacted our contractual sales prices to certain of our mining customers.

•

Natural gas sales relate to working interests in certain natural gas properties acquired in 2012 and August 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed. Management considers these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

Our Chemical Business’ gross profit was $57.7 million, including a $22.9 million business interruption insurance recovery recognized during the first half of 2014. For the first half of 2013, our Chemical Business’ gross profit included $14.2 million business interruption insurance recovery. Excluding the insurance recoveries, the increase in gross profit of $34.5 million was primarily attributable to the improved production at the Cherokee and Pryor Facilities (these facilities experienced a significant amount of downtime in the first half of 2013). In addition, the completion of certain reliability projects at the Pryor Facility in the second quarter of 2014 resulted in increased daily production and higher on-stream rates. However, the gross profit improvement was not proportionate to the increased production at the Cherokee and Pryor Facilities due to the significant decline in the margin per ton of nitrogen fertilizers due to lower selling prices and higher feedstock costs. Natural gas feedstock cost increased approximately 11%, while selling prices decreased 14-24%, negatively affecting gross profit margins on our nitrogen fertilizer sales. Also in the first half of 2014, gross profit was lower by $1.1 million on purchased UAN that was sold at a loss to honor forward sales commitments in excess of available production. This purchase was necessitated by lower than projected urea production at the Cherokee Facility during the first quarter of 2014.

Operating Income—Chemical

Our Chemical Business’ operating income was $52.4 million, including a $5.1 million property insurance recovery recognized (classified as property insurance recoveries in excess of losses incurred) during the first half of 2014, in addition to the increase in gross profit as discussed above. Also dismantle and demolition expenses incurred at the El Dorado Facility decreased $1.5 million.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30,

				Percentage
	2014	2013	Change	Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$80,380	$91,385	$(11,005)	(12.0)%
Hydronic fan coils	27,700	32,662	(4,962)	(15.2)%
Other HVAC products	15,020	23,580	(8,560)	(36.3)%

Total Climate Control	$123,100	$147,627	$(24,527)	(16.6)%

Gross profit—Climate Control	$37,766	$47,385	$(9,619)	(20.3)%

Gross profit percentage—Climate Control (1)	30.7%	32.1%	(1.4)%

Operating income—Climate Control	$8,944	$15,840	$(6,896)	(43.5)%

(1)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our water source and geothermal heat pump products decreased in the first half of 2014 as a result of an 11% decline in sales of our commercial/institutional products primarily due to lower product order levels in the fourth quarter of 2013 yielding a lower beginning backlog in 2014 (including a 10% decline in sales to Carrier). Residential product sales also declined 16% as a result of a lower level of backlog and lower incoming orders (with approximately half of the decline in orders related to Carrier). During the first half of 2014, we continued to maintain a market share leadership position based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•

Net sales of our hydronic fan coils declined 15% primarily due to lower than expected product orders in the first quarter of 2014 and customer scheduled delivery dates. During the first half of 2014, we continued to maintain a market share leadership position based on market data supplied by the AHRI.

•

Net sales of our other HVAC products decreased primarily due to a lower beginning backlog entering 2014 and customer scheduled delivery dates for our large custom air handlers, the impact from delays in finalizing project contracts for our engineering and construction services and lower product orders in the first quarter and delays in customer delivery dates of our modular geothermal and other chillers.

•

In general, the reduction in net sales was not concentrated in any particular commercial/institutional vertical market sector served, although the average unit selling prices increased due primarily to product and customer mix.

Gross Profit—Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower net sales as discussed above and reduced labor efficiencies and overhead absorption related to fewer units sold.

Operating Income—Climate Control

Operating income decreased primarily as a result of the lower gross profit discussed above, partially offset by lower operating expenses, primarily variable selling costs related to lower sales volume (commissions decreased $0.7 million, freight decreased $0.5 million, bad debt expense decreased $0.4 million and warranty decreased $0.3 million) and lower consulting and other services fees (decreased $0.6 million).

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses for the first half of 2014 was $12.6 million compared to $7.2 million for the same period in 2013. The increase is primarily the result of fees and expenses incurred in evaluating and analyzing proposals received from certain activist shareholders, and dealing, negotiating and settling with those shareholders in order to avoid a proxy contest.

Interest Expense, net

Interest expense for the first six months of 2014 was $12.4 million compared to $1.3 million for the same period in 2013. The increase is due primarily to the issuance of the Senior Secured Notes partially offset by $5.3 million of capitalized interest on capital projects (while under development and construction) during the first half of 2014 compared to $1.0 million capitalized during the same period in 2013.

Provision For Income Taxes

The provision for income taxes for the first half of 2014 was $14.7 million compared to $3.6 million for the same period in 2013. The resulting effective tax rate for the first half of 2014 and 2013 was 39% and 36% (excluding the benefit associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012), respectively.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30,

				Percentage
	2014	2013	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$75,390	$60,760	$14,630	24.1%
Industrial acids and other chemical products	38,321	41,757	(3,436)	(8.2)%
Mining products	18,700	16,861	1,839	10.9%
Natural gas	3,345	1,950	1,395	71.5%

Total Chemical	$135,756	$121,328	$14,428	11.9%

Gross profit—Chemical	$29,256	$12,095	$17,161	141.9%

Gross profit percentage—Chemical (1)	21.6%	10.0%	11.6%

Operating income—Chemical	$23,589	$6,385	$17,204	269.4%

(1)	As a percentage of net sales

Net Sales—Chemical

Our Chemical Business reported a net sales increase for the second quarter of 2014 as a result of the following:

•

Agricultural products sales increased mainly due to higher volumes as a result of improved production at our Cherokee and Pryor Facilities during the second quarter of 2014 and improved market conditions for agricultural grade AN produced at our El Dorado Facility, partially offset by lower sales prices.

•	Industrial acids and other chemical products sales decreased primarily as a result of lower production volumes at our Baytown Facility due to a Turnaround performed in the second quarter of 2014.

•	Mining products sales increased primarily due to improved production at the Cherokee Facility.

•

Natural gas sales relate to working interests in certain natural gas properties acquired in 2012 and August 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed. Management considers these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit—Chemical

For the second quarter of 2013, our Chemical Business’ gross profit included $3.4 million business interruption insurance recovery. Excluding the insurance recovery, the increase in gross profit of $20.6 million was primarily attributable to improved production at the Pryor and Cherokee Facilities (these facilities were out of production during a portion of the second quarter of 2013). In addition, the completion of certain reliability projects at the Pryor Facility in the second quarter of 2014 resulted in increased daily production and higher on-stream rates. However, the gross profit improvement was not proportionate to the increased production at the Cherokee and Pryor Facilities due to the significant decline in the margin per ton of nitrogen fertilizers due to lower selling prices and higher feedstock costs. Natural gas feedstock cost increased approximately 9%, while selling prices decreased 12-18%, negatively affecting gross profit margins on our nitrogen fertilizer sales.

Operating Income (Loss)—Chemical

Our Chemical Business’ operating income increased primarily as the result of the increase in gross profit as discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30,

				Percentage
	2014	2013	Change	Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$41,898	$47,209	$(5,311)	(11.2)%
Hydronic fan coils	12,421	18,315	(5,894)	(32.2)%
Other HVAC products	8,432	11,833	(3,401)	(28.7)%

Total Climate Control	$62,751	$77,357	$(14,606)	(18.9)%

Gross profit—Climate Control	$18,502	$25,403	$(6,901)	(27.2)%

Gross profit percentage—Climate Control (1)	29.5%	32.8%	(3.3)%

Operating income—Climate Control	$4,612	$9,456	$(4,844)	(51.2)%

(2)	As a percentage of net sales

Net Sales—Climate Control

•

Net sales of our water source and geothermal heat pump products decreased in the second quarter of 2014 as a result of a 10% decline in sales of our commercial/institutional products primarily due to lower product order levels in the first quarter (including a 7% decline in sales relating to Carrier) yielding a lower beginning backlog. Residential product sales also declined 17% as a result of a lower level of backlog and lower incoming orders (with approximately half of the decline related to Carrier).

•	Net sales of our hydronic fan coils declined 32% as a result of lower than expected product orders in first quarter of 2014 and delays in customer scheduled delivery dates.

•

Net sales of our other HVAC products decreased primarily due to a lower beginning backlog entering the quarter and delays in customer scheduled delivery dates for our large custom air handlers and lower than expected product order levels in the first quarter and delays in customer delivery dates for our modular geothermal and other chillers.

•

In general, the reduction in net sales was not concentrated in any particular commercial/institutional vertical market sector served, although the average unit selling prices increased due primarily to product and customer mix.

Gross Profit—Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower net sales as discussed above and reduced labor efficiencies and overhead absorption related to fewer units sold.

Operating Income—Climate Control

Operating income decreased primarily as a result of the lower gross profit discussed above, partially offset by lower operating expenses, primarily variable selling costs related to lower sales volume (warranty decreased $0.6 million, commissions decreased $0.3 million, bad debt expense decreased $0.2 million, and freight decreased $0.1 million) and lower consulting and other services fees decreased $0.3 million).

General Corporate Expenses

General corporate expenses for the second quarter of 2014 were approximately $4.9 million compared to $4.0 million for the same period in 2013. The increase primarily relates to personnel costs and professional and consulting fees.

Interest Expense, net

Interest expense for the second quarter of 2014 was $5.7 million compared to $0.5 million for the same period in 2013. The increase is due primarily to the issuance of the Senior Secured Notes partially offset by $3.0 million of capitalized interest on capital projects (while under development and construction) during the second quarter of 2014 compared to $0.6 million capitalized during the second quarter of 2013.

Provision For Income Taxes

The provision for income taxes for the second quarter of 2014 was $7.0 million compared to $4.4 million for the same period in 2013. The resulting effective tax rate for the second quarters of 2014 and 2013 was 39% and 37% respectively.

Cash Flow From Continuing Operating Activities – Six Months Ended June 30, 2014

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

Net cash provided by continuing operating activities was $55.9 million primarily as the result of net income of $22.8 million plus adjustments of $17.4 million for depreciation, depletion and amortization of PP&E and $14.6 million for deferred income taxes.

Cash Flow from Continuing Investing Activities – Six Months Ended June 30, 2014

Net cash used by continuing investing activities was $9.9 million that consisted primarily of $92.9 million for expenditures for PP&E, of which $91.6 million is for the benefit of our Chemical Business and $14.5 million purchase of short-term investments, partially offset by net proceeds of $92.9 million from restricted noncurrent cash, cash equivalents and investments, and proceeds of $5.1 million from property insurance recovery associated with PP&E.

Cash Flow from Continuing Financing Activities – Six Months Ended June 30, 2014

Net cash used by continuing financing activities was $13.2 million that primarily related to payments on short-term financing and long-term debt.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2013 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first half of 2014, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of June 30, 2014 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2014, we have agreed to indemnify the sureties for payments, up to $10.1 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

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

During June 2014, a subsidiary within the Chemical Business entered into a contract to purchase approximately 11.8 million MMBtu of natural gas through June 2016 for anticipated production needs at one of our chemical facilities. See additional discussions concerning our futures/forward natural gas contracts below under “Commodity Price Risk” of Item 3 – Quantitative and Qualitative Disclosures about Market Risk.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2014, we did not have any embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. At June 30, 2014, all of the outstanding natural gas contracts were considered derivatives and were accounted for on a mark-to-market basis. At June 30, 2014, these natural gas contracts were for approximately 13 million MMBtu of natural gas through June 2016 (includes contractual costs indexed to future New York Mercantile Exchange prices) at a weighted-average cost of $4.21 per MMBtu ($55.0 million) and a weighted-average market value of $4.22 per MMBtu ($55.1 million).

At June 30, 2014, we had no outstanding futures/forward copper contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At June 30, 2014, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At June 30, 2014, the fair value of these contracts (unrealized loss) was $1.0 million.

At June 30, 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. The estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30 million. The valuation is classified as Level 2 and is based on the range of ask/bid prices (106.5 to 107.5) as of June 30, 2014. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	modest growth of the U.S. economy;

•	the construction outlook for the commercial/institutional sector and single-family sector;

•	sales prices of out chemical products vary with the market price of certain feedstock costs;

•	the outlook for the types of nitrogen fertilizer products we produce and sell;

•	growth in the coal industry;

•	expiration and renewal of insurance bonds;

•	outlook for coal industry;

•	shipment of backlog;

•	cost of new chemical plants and when these plants will become operational;

•	customer demand for our industrial, mining and agricultural products for the remainder of 2014;

•	market outlook for our chemical products;

•	the price of natural gas and nitrogen fertilizer;

•	planned capital spending;

•	the new ammonia plan eliminating the current cost disadvantage;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	sales increase in the second half of 2014 for the Climate Control Business;

•	sales in the medium-term and long-term will be primarily driven by growth in new construction, as well as the introduction of new products;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy usage up to 80% compared to some conventional HVAC systems;

•	we plan to rely upon working capital, internally generated cash flows, noncurrent cash and cash equivalents, and third-party financing, which may include our revolving credit facility;

•	funding capital expenditures;

•	El Dorado Facility’s use of the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;

•	costs relating to settlement with the EPA relating to issues involving the Clear Air Act;

•	costs and duration of Turnarounds during the remainder of 2014 for our chemical facilities;

•	expenses in connection with environmental projects for the remainder of 2014;

•	cash needs and how we expect to fund our cash requirements;

•	depreciation, depletion and amortization expected to increase during the remainder of 2014 and future years;

•	no anticipated dividends on common stock in the near future;

•	anticipated production needs for natural gas;

•	benefits relating to construction of new plants at the El Dorado Facility; and

•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following;

•	changes in general economic conditions, both domestic and foreign;

•	material reduction in revenues;

•	material changes in interest rates;

•	ability to collect in a timely manner a material amount of receivables;

•	increased competitive pressures;

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in interpretation of such;

•	releases of pollutants into the environment exceeding our permitted limits;

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;

•	the requirement to use internally generated funds for purposes not presently anticipated;

•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future;

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components;

•	limitations due to financial covenants;

•	changes in competition;

•	the loss of any significant customer;

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans;

•	inability to fund the working capital and expansion of our business;

•	problems with product equipment;

•	changes in the production efficiency of our facilities;

•	adverse results in our contingencies including pending litigation;

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components;

•	material increases is cost of raw materials;

•	material changes in our accounting estimates;

•	significant problems within our production equipment;

•	fire or natural disasters;

•	inability to obtain or retain our insurance coverage;

•	obtaining necessary permits;

•	third-party financing;

•	risk associated with drilling natural gas wells;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for Ukraine and Russian AN products resulting in an increase in foreign AN products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•

other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2013 Form 10-K and in our quarterly report on Form 10-Q for the three months ended March 31, 2014.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2013 Form 10-K or in Item 1 of Part II of our March 31, 2014 Form 10-Q, except as follows:

On May 28, 2014, the U.S. District Court for the Western District of Oklahoma approved and entered the Consent Decree between LSB; four of LSB’s subsidiaries: EDC, Cherokee Nitrogen Co., PCC, and EDN; and the EPA, DOJ, the Alabama Department of Environmental Management, and the Oklahoma Department of Environmental Quality (“ODEQ”). The Consent Decree resolves certain previously reported issues relating to (a) a complaint by the EPA under Section 114 of the Clean Air Act as to construction and modification activities at our El Dorado Facility, Cherokee Facility, and Baytown Facility, and (b) ODEQ’s allegations of non-compliance relating to federal and state air quality regulations at our Pryor Facility. The complaint originally arose from a national enforcement initiative in which the EPA sent information requests to most, if not all, of the operators of nitric acid plants in the United States, as well as an ODEQ inspection of the Pryor Facility conducted in December 2012.

As previously reported, the Consent Decree was signed by the parties in January 2014, to settle this matter and provides, among other things, the following:

•

All of our Chemical Business’ owned and operated nitric acid plants are to achieve certain emission rates within a certain time period for each plant. Of the nine nitric acid production facilities currently owned or operated by our Chemical Business, all but EDN required additional pollution control technology to achieve these emission rates. The pollution control technology has already been installed at three of our nitric acid plants and five of our nitric acid plants still require additional pollution control technology equipment to be installed. The cost of the necessary pollution control equipment and the installment of such equipment is estimated to range from $2.0 million to $3.0 million for each of the remaining five nitric acid plants, the cost of which will be capitalized when incurred;

•

our Chemical Business will provide a reforestation mitigation project that is unrelated to our emissions or activities and will not be located at one of our plant sites, for which we have accrued $150,000; and

•	a civil penalty in the amount of $725,000 (which includes the $100,000 civil penalty to the ODEQ), which amount has been paid by our Chemical Business.

Item 1A. Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2013 Form 10-K.

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

10.2

Agreement by and among the Company and Engine Capital, L.P., Red Alder, LLC, and certain of their respective affiliates, dated April 3, 2014, which the Company hereby incorporates by reference from

Exhibit 99.2 to the Company’s Form 8-K, filed April 4, 2014.

10.3	Consent Decree, dated May 28, 2014, by and among, LSB Industries, Inc., El Dorado Chemical Co., Cherokee Nitrogen Co., Pryor Chemical Co., El Dorado Nitrogen, L.P.; the U.S. Department of Justice, the U.S. Environmental Protection Agency, the Alabama Department of Environmental Management, and the Oklahoma Department of Environment Quality which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8K, filed June 3, 2014.

10.4	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by the First Amendment effective June 5, 2014, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed June 11, 2014.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of August 2014.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Corporate Controller (Principal Accounting Officer)