Form 10-Q
period 2014-09-30
LSB INDUSTRIES INC
filed 2014-11-07
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s voting common stock, as of October 31, 2014 was 22,611,816 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2014 is unaudited)

	September 30, 2014	December 31, 2013
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$169,824	$143,750
Short-term investments	14,500	—
Accounts receivable, net	88,249	80,570
Inventories:
Finished goods	27,120	29,163
Work in progress	2,724	2,838
Raw materials	27,819	23,871

Total inventories	57,663	55,872
Supplies, prepaid items and other:
Prepaid insurance	3,454	15,073
Precious metals	12,350	14,927
Supplies	15,117	13,523
Prepaid income taxes	5,835	12,644
Other	4,237	3,867

Total supplies, prepaid items and other	40,993	60,034
Deferred income taxes	8,198	13,613

Total current assets	379,427	353,839

Property, plant and equipment, net	561,270	416,801

Other assets:
Noncurrent restricted cash and cash equivalents	76,804	80,974
Noncurrent restricted investments	50,000	209,990
Debt issuance costs, net	6,917	8,027
Other, net	19,226	13,466

Total other assets	152,947	312,457

	$1,093,644	$1,083,097

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2014 is unaudited)

	September 30, 2014	December 31, 2013
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,567	$61,775
Short-term financing	1,513	13,749
Accrued and other liabilities	34,306	49,107
Current portion of long-term debt	10,597	9,262

Total current liabilities	121,983	133,893
Long-term debt	448,773	453,705

Noncurrent accrued and other liabilities	17,636	17,086

Deferred income taxes	72,825	66,698

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,920,053 shares issued (26,846,470 at December 31, 2013)	2,692	2,685
Capital in excess of par value	169,578	167,550
Retained earnings	285,531	266,854

	460,801	440,089

Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	432,427	411,715

	$1,093,644	$1,083,097

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Nine and Three Months Ended September 30, 2014 and 2013

	Nine Months		Three Months
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales	$551,233	$530,252	$171,046	$177,350
Cost of sales	429,256	417,262	146,660	128,441

Gross profit	121,977	112,990	24,386	48,909
Selling, general and administrative expense	77,364	74,685	25,208	25,069
Provisions for (recovery of) losses on accounts receivable	(86)	182	70	(84)
Property insurance recoveries in excess of losses incurred	(5,147)	—	—	—
Other expense, net	1,418	2,992	305	781

Operating income (loss)	48,428	35,131	(1,197)	23,143
Interest expense, net	17,458	6,662	5,079	5,395
Loss on extinguishment of debt	—	1,296	—	1,296
Non-operating other income, net	(242)	(10)	(89)	(34)

Income (loss) from continuing operations before provisions (benefit) for income taxes and equity in earnings of affiliate	31,212	27,183	(6,187)	16,486
Provisions (benefit) for income taxes	12,286	9,967	(2,415)	6,345
Equity in earnings of affiliate	(79)	(452)	—	(109)

Income (loss) from continuing operations	19,005	17,668	(3,772)	10,250
Net loss (income) from discontinued operations	28	49	5	(10)

Net income (loss)	18,977	17,619	(3,777)	10,260
Dividends on preferred stocks	300	300	—	—

Net income (loss) applicable to common stock	$18,677	$17,319	$(3,777)	$10,260

Weighted-average common shares:
Basic	22,558	22,447	22,596	22,478

Diluted	23,662	23,587	22,596	23,597

Income (loss) per common share:
Basic
Income (loss) from continuing operations	$0.83	$0.78	$(0.17)	$0.46
Net loss from discontinued operations	—	(0.01)	—	—

Net income (loss)	$0.83	$0.77	$(0.17)	$0.46

Diluted
Income (loss) from continuing operations	$0.80	$0.76	$(0.17)	$0.43
Net loss from discontinued operations	—	(0.01)	—	—

Net income (loss)	$0.80	$0.75	$(0.17)	$0.43

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2014

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2013	26,846	$3,000	$2,685	$167,550	$266,854	$(28,374)	$411,715
Net income					18,977		18,977
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,386			1,386
Exercise of stock options	74		7	642			649

Balance at September 30, 2014	26,920	$3,000	$2,692	$169,578	$285,531	$(28,374)	$432,427

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2014

	2014	2013
	(In Thousands)
Cash flows from continuing operating activities
Net income	$18,977	$17,619
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	28	49
Deferred income taxes	11,542	6,170
Gains on property insurance recoveries associated with property, plant and equipment	(5,147)	—
Depreciation, depletion and amortization of property, plant and equipment	26,421	20,062
Other	2,433	5,008
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(7,326)	(317)
Inventories	(917)	5,446
Prepaid insurance	11,619	8,364
Prepaid and accrued income taxes	5,593	(9,459)
Other supplies, prepaid items and other	1,454	(5,525)
Accounts payable	5,160	(7,141)
Accrued interest	(8,131)	5,581
Other current and noncurrent liabilities	(4,807)	(579)

Net cash provided by continuing operating activities	56,899	45,278
Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(164,160)	(113,727)
Acquisition of working interests in natural gas properties	—	(9,205)
Proceeds from property insurance recovery associated with property, plant and equipment	5,147	23,671
Proceeds from sales of property and equipment	220	1,439
Purchase of short-term investments	(14,500)	—
Proceeds from noncurrent restricted cash and cash equivalents	169,276	—
Deposits of current and noncurrent restricted cash and cash equivalents	(165,106)	(110,015)
Proceeds from noncurrent restricted investments	209,990	—
Purchase of noncurrent restricted investments	(50,000)	(169,988)
Other investing activities	(1,814)	(818)

Net cash used by continuing investing activities	(10,947)	(378,643)
Cash flows from continuing financing activities
Proceeds from senior secured notes, net of pay off of secured term loan and fees	—	350,957
Proceeds from long-term debt, net of fees	—	39,825
Payments on long-term debt	(7,853)	(6,657)
Payments of debt issuance costs	—	(1,607)
Payments on short-term financing	(12,236)	(8,351)
Proceeds from exercise of stock options	649	865
Excess income tax benefit associated with stock-based compensation	—	411
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	(19,740)	375,143
Cash flows of discontinued operations:
Operating cash flows	(138)	(145)

Net increase (decrease) in cash and cash equivalents	26,074	41,633
Cash and cash equivalents at beginning of period	143,750	98,020

Cash and cash equivalents at end of period	$169,824	$139,653

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2014 and for the nine and three-month periods ended September 30, 2014 and 2013 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity of 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value.

Noncurrent Restricted Cash and Cash Equivalents - Noncurrent restricted cash and cash equivalents consist of balances that are designated by us for specific purposes relating to capital projects.

Noncurrent Restricted Investments - Noncurrent restricted investments consist of investment balances that are designated by us for specific purposes relating to capital projects. At September 30, 2014, the balance includes investments in certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in certificates of deposits are carried at cost, which approximates fair value.

Concentration of Credit Risks for Cash, Cash Equivalents, and Investments at Financial Institutions - Financial instruments relating to cash, cash equivalents, and investments (certificates of deposits) potentially subject us to concentrations of credit risk. At September 30, 2014, the total balance of these financial instruments exceeded the FDIC-insured limits by approximately $64 million. All of these financial instruments were held by financial institutions within the U.S.

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

Correction of Accounting Errors - During three months ended September 30, 2014, we determined that certain invoices had not been properly recorded during the three months ended June 30, 2014 associated with repairs and maintenance expenses relating to our Chemical Business. As a result, we recorded additional expenses classified as cost of sales of approximately $405,000 for the three months ended September 30, 2014. In addition, we determined that numerous repair parts (an average cost of approximately $100 per part) included in our Chemical Business’ supplies were considered obsolete. We estimate that these parts became obsolete over a span of many years prior to 2014. As a result, we recorded additional expenses classified as cost of sales of approximately $324,000 for the nine and three months ended September 30, 2014. For the nine months ended September 30, 2014, the effect of the obsolescence adjustment (net of income taxes) decreased basic and diluted net income per share by $.01. For the three months ended September 30, 2014, the effect of both adjustments (net of income taxes) increased basic and diluted net loss per share by $.02.

Management of the Company evaluated the impact of these accounting errors and concluded the effect of these adjustments were immaterial to the Company’s consolidated financial statements as of June 30, 2014 and for the six and three-months ended June 30, 2014, the consolidated financial statements prior to 2014 as well as the projected consolidated financial statements for the year ending December 31, 2014.

Reclassifications - Reclassifications have been made in our condensed consolidated statement of cash flows for the nine months ended September 30, 2013 to conform to our condensed consolidated statement of cash flows for the nine months ended September 30, 2014, which reclassifications expanded or combined various operating activities line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities for the nine months ended September 30, 2013.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income (Loss) Per Common Share

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$18,977	$17,619	$(3,777)	$10,260
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—

Total dividends on preferred stocks	(300)	(300)	—	—

Numerator for basic net income (loss) per common share - net income (loss) applicable to common stock	18,677	17,319	(3,777)	10,260
Dividends on preferred stocks assumed to be converted, if dilutive	300	300	—	—

Numerator for diluted net income (loss) per common share	$18,977	$17,619	$(3,777)	$10,260

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	22,557,935	22,446,557	22,595,634	22,477,974
Effect of dilutive securities:
Convertible preferred stocks	916,666	916,666	—	916,666
Stock options	187,026	223,352	—	202,645

Dilutive potential common shares	1,103,692	1,140,018	—	1,119,311

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares and assumed conversions	23,661,627	23,586,575	22,595,634	23,597,285

Basic net income (loss) per common share	$0.83	$0.77	$(0.17)	$0.46

Diluted net income (loss) per common share	$0.80	$0.75	$(0.17)	$0.43

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stocks	—	—	916,666	—
Stock options	335,757	249,000	673,415	243,000

	335,757	249,000	1,590,081	243,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable, net

	September 30, 2014	December 31, 2013
	(In Thousands)
Trade receivables	$87,361	$77,899
Insurance claims	—	1,865
Other	1,492	1,633

	88,853	81,397
Allowance for doubtful accounts	(604)	(827)

	$88,249	$80,570

One of our subsidiaries, El Dorado Chemical Company (“EDC”) is a party to an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2015, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of September 30, 2014, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 - Transfers and Servicing.

Note 4: Inventories

At September 30, 2014 and December 31, 2013, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,436,000 and $1,389,000, respectively. In addition, because cost exceeded the net realizable value, inventory reserves for certain nitrogen-based inventories provided by our Chemical Business were $680,000 and $1,623,000 at September 30, 2014 and December 31, 2013, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

Our current and noncurrent accrued and other liabilities consist of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Accrued warranty costs	$8,169	$7,297
Deferred revenue on extended warranty contracts	7,737	7,407
Accrued payroll and benefits	5,946	8,981
Accrued interest	5,794	13,925
Customer deposits	4,985	5,500
Other	19,311	23,083

	51,942	66,193
Less noncurrent portion	17,636	17,086

Current portion of accrued and other liabilities	$34,306	$49,107

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Balance at beginning of period	$7,297	$6,172	$7,701	$6,944
Amounts charged to costs and expenses	5,621	5,860	1,926	1,849
Costs incurred	(4,749)	(4,820)	(1,458)	(1,581)

Balance at end of period	$8,169	$7,212	$8,169	$7,212

Note 7: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“AROs”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At September 30, 2014 and December 31, 2013, our accrued liability for AROs was $310,000 and $304,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note	24,520	29,555
Other	9,850	8,412

	459,370	462,967
Less current portion of long-term debt	10,597	9,262

Long-term debt due after one year	$448,773	$453,705

(A)	Effective December 31, 2013, LSB and certain of its wholly-owned subsidiaries (the “Borrowers”) entered into an amendment to the existing senior secured revolving credit facility (the “Amended Working Capital Revolver Loan”). Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. As of September 30, 2014, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $74.2 million. In addition, the Amended Working Capital Revolver Loan and the Senior Secured Notes are cross collateralized as discussed in (B) below. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

(B)	On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933, as amended. In accordance with the registration rights agreement entered into at the time of the issuance of the Senior Secured Notes, LSB and the guarantor subsidiaries completed an exchange offer to exchange the Senior Secured Notes for substantially identical notes registered under the Securities Act. The registration statement for the exchange offer was declared effective by the SEC in May 2014, and the exchange offer was completed in June 2014. The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st.

The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Amended Working Capital Revolver Loan discussed above, and are senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations. Approximately $67.2 million of the proceeds from Senior Secured Notes was used to pay all outstanding borrowings, including a prepayment premium, under a secured term loan facility. As a result of the payoff of the secured term loan facility, we incurred a loss on extinguishment of debt of $1.3 million in 2013, consisting of the prepayment premium and writing off unamortized debt issuance costs.

Note 9: Commitments and Contingencies

Capital Project Commitments - A subsidiary of EDC is party to various agreements with Leidos Constructors, LLC to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $275 million to $300 million, of which $99 million has been incurred and capitalized at September 30, 2014.

EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant (“Nitric Acid Plant”) to be constructed at our chemical production facility located in El Dorado, Arkansas (the “El Dorado Facility”). EDC is also party to various agreements with Leidos Constructors, LLC to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project ranges from $125 million to $130 million, of which $85 million has been incurred and capitalized at September 30, 2014.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

Notification of Termination of Sales Commitment

Ammonium nitrate supply agreement - Pursuant to a long-term cost-plus supply agreement, EDC supplies Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade ammonium nitrate (“AN”) produced at our El Dorado Facility. The agreement includes a provision for Orica to pay for product not taken. The agreement also includes a required notice of termination of one year, with the termination date to be no sooner than April 9, 2015. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC will not renew the agreement on or after April 9, 2015.

Legal Matters - Following is a summary of certain legal matters involving the Company:

A.	Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws (“Environmental Laws”) and to other laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of September 30, 2014, our accrued liabilities for environmental matters totaled $456,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7 - Asset Retirement Obligations.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels. As part of the El Dorado Facility’s long-term compliance plan, EDC has pursued a rulemaking and permit modification with the ADEQ as to the discharge requirements relating to its dissolved minerals. The ADEQ approved a rule change, but the EPA formally disapproved the rule change. In October 2011, EDC filed a lawsuit against the EPA in the United States District Court, El Dorado, Arkansas, appealing the EPA’s decision disapproving the rule change. In March 2013, the District Court affirmed the EPA’s decision. EDC had appealed the District Court’s decision but the appeal was denied by the Eighth Circuit Court of Appeals. We do not believe this matter regarding meeting the permit requirements as to the

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

dissolved minerals will continue to be an issue since the El Dorado Facility is currently disposing its wastewater by a pipeline constructed by the City of El Dorado, Arkansas, which EDC is a party to an operating agreement with the city associated with this pipeline. The initial term of the operating agreement is through December 2053.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through December 31, 2010. The DOJ advised that some action would be taken for alleged violations occurring after December 31, 2010. As of the date of this report, no action has been filed by the DOJ. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at September 30, 2014.

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2014, in connection with this matter.

2.	Air Matters

One of our subsidiaries, Pryor Chemical Company (“PCC”), within our Chemical Business, has been advised that the ODEQ is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. In February 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. PCC has cooperated with the ODEQ in connection with this investigation. As of September 30, 2014, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

In September 2014, PCC and the EPA reached a settlement for $37,500 relating to an ammonia release during February 2014, at the Pryor Facility.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

In addition during 2010, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, which is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in its evaluation. Currently, it is unknown what damages the KDHE would claim, if any. The ultimate required remediation, if any, is unknown.

The nature and extent of a portion of the requirements are also not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable. Therefore, no liability has been established at September 30, 2014, in connection with the KDHE’s Natural Resources Trustee matter.

B.	Other Pending, Threatened or Settled Litigation

During April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. There have been certain responses to discovery in connection with the pending lawsuits that possibly some of the AN products at West Fertilizer at the time of the explosion may have been produced by EDC. During the first quarter of 2014, EDC and LSB were named as defendants, together with other AN manufactures and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. Due to our insurance coverage and the amount thereof, as of September 30, 2014, no liability has been established in connection with this matter, but we have incurred professional fees up to our self-insured retention amount.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At September 30, 2014, our accrued general liability insurance claims were $526,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2014, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts and interest rate swap contracts.

For these contracts, we utilize valuation software and market data from third-party providers. For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At September 30, 2014, the valuation inputs included the contractual weighted-average cost of $3.93 per MMBtu and the estimated weighted-average market value of $3.97 per MMBtu. For interest rate swap contracts, these contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At September 30, 2014, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.56%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At September 30, 2014 and December 31, 2013, the valuations ($2.50 and $1.00 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and anhydrous ammonia and natural gas used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At September 30, 2014 and December 31, 2013, we did not have any futures/forward copper contracts. At September 30, 2014, our futures/forward natural gas contracts included the firm purchase commitments for approximately 7,792,000 MMBtu of natural gas through June 2016 (includes contractual costs indexed to future New York Mercantile Exchange prices) at a weighted-average cost of $3.93 per MMBtu. At December 31, 2013, our futures/forward natural gas contracts were for 1,530,000 MMBtu of natural gas through October 2014 at a weighted-average cost of $3.98 per MMBtu. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the nine months ended September 30, 2014 and 2013, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at Bayer’s nitric acid plant (the “Baytown Facility”). Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and our subsidiary that who operates the Baytown Facility . We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At September 30, 2014 and December 31, 2013, we had approximately 669,000 and 1,284,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

		Fair Value Measurement at September 30, 2014 Using
Description	Total Fair Value At September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2013
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$343	$—	$343	$—	$31
Carbon credits	1,673	—	—	1,673	1,284

Total	$2,016	$—	$343	$1,673	$1,315

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations - carbon credits	$1,673	—	—	1,673	1,284
Interest rate contract	801	—	801	—	1,240

Total	$2,474	$—	$801	$1,673	$2,524

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below except for certain futures/forward natural gas contracts (an asset with an estimated fair value of $31,000 at December 31, 2013) that were transferred from Level 1 to Level 2 since a portion of these contracts are now expected to be settled on dates that quoted prices are not available. As a result, we are utilizing observable market data other than quoted prices to value these contracts. The classification transfer of the contracts was deemed to occur in the first quarter of 2014. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(In Thousands)
Beginning balance	$1,284	$91	$(1,284)	$(91)	$1,673	$625	$(1,673)	$(625)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	1,925	546	(1,634)	(546)	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(1,536)	(12)	—	—	—	—	—	—
Settlements	—	—	1,245	12	—	—	—	—

Ending balance	$1,673	$625	$(1,673)	$(625)	$1,673	$625	$(1,673)	$(625)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,004	$534	$(1,004)	$(534)	$—	$—	$—	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$1,897	$(275)	$(214)	$—
Other income - Carbon credits	1,925	546	—	—
Other expense - Contractual obligations relating to carbon credits	(1,634)	(546)	—	—
Interest expense - Undesignated interest rate contract	(43)	(1)	14	(90)

	$2,145	$(276)	$(200)	$(90)

At September 30, 2014 and December 31, 2013, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At September 30, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30 million based on a quoted price of 107.0. At December 31, 2013, the estimated fair value of the Senior Secured Notes exceeded the carrying by approximately $20 million based on a range of ask/bid prices (104.5 to 104.9). These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 7 - Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes

Provisions (benefit) for income taxes are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Current:
Federal	$(529)	$3,000	$660	$2,216
State	1,273	797	31	500

Total Current	744	3,797	691	2,716

Deferred:
Federal	10,825	5,536	(2,568)	3,256
State	717	634	(538)	373

Total Deferred	11,542	6,170	(3,106)	3,629

Provisions (benefit) for income taxes	$12,286	$9,967	$(2,415)	$6,345

For the nine and three months ended September 30, 2014 and 2013, the current provisions (benefit) for federal income taxes shown above includes regular federal income tax provision (benefit) after the consideration of permanent and temporary differences between income for GAAP and tax purposes, including the benefit related to the retroactive tax relief for certain tax provisions that expired in 2012 as discussed below. For the nine and three months ended September 30, 2014 and 2013, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

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

The tax provision for the nine months ended September 30, 2014 and 2013 was $ 12.3 million (39% of pre-tax income) and $10.0 million (38% of pre-tax income, excluding the impact of the 2012 retroactive tax benefits), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2011-2013 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Other Expense, Income and Non-Operating Other Income, net

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	$1,634	$546	$—	$—
Losses on sales and disposals of property and equipment	1,414	677	406	677
Dismantle and demolition expense (1)	559	2,364	—	264
Miscellaneous penalties	6	806	3	10
Miscellaneous expense	181	314	58	—

Total other expense	$3,794	$4,707	$467	$951

Other income:
Realized and unrealized gains on carbon credits	$1,925	$546	$—	$—
Settlements of litigation and potential litigation (2)	—	545	—	—
Gain (losses) on sales and disposals of property and equipment	—	—	—	(179)
Miscellaneous income	451	624	162	349

Total other income	$2,376	$1,715	$162	$170

Other expense, net	$1,418	$2,992	$305	$781

Non-operating other expense (income), net:
Interest income	$(262)	$(64)	$(88)	$(52)
Miscellaneous income	—	—	—	—
Miscellaneous expense	20	54	(1)	18

Total non-operating other income, net	$(242)	$(10)	$(89)	$(34)

(1)	Amount relates to the dismantling and demolition of certain plants and equipment at our chemical facilities.
(2)	Amount relates primarily to a settlement reached associated with a class action insurance brokerage antitrust litigation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Net sales:
Chemical (1)	$345,744	$303,017	$94,767	$104,199
Climate Control	196,585	217,490	73,485	69,863
Other	8,904	9,745	2,794	3,288

	$551,233	$530,252	$171,046	$177,350

Gross profit (loss): (2)
Chemical (1)(3)	$57,161	$39,116	$(521)	$24,610
Climate Control	61,628	70,553	23,862	23,168
Other	3,188	3,321	1,045	1,131

	$121,977	$112,990	$24,386	$48,909

Operating income (loss): (4)
Chemical (1)(3)	$46,815	$20,259	$(5,587)	$17,680
Climate Control	17,396	24,387	8,452	8,547
Other	1,298	1,198	397	444
General corporate expenses (5)	(17,081)	(10,713)	(4,459)	(3,528)

	48,428	35,131	(1,197)	23,143
Interest expense, net (6)	17,458	6,662	5,079	5,395
Loss on extinguishment of debt	—	1,296	—	1,296
Non-operating other income, net:
Chemical	(213)	(1)	(73)	(1)
Corporate and other business operations	(29)	(9)	(16)	(33)
Provisions (benefit) for income taxes	12,286	9,967	(2,415)	6,345
Equity in earnings of affiliate-Climate Control	(79)	(452)	—	(109)

Income (loss) from continuing operations	$19,005	$17,668	$(3,772)	$10,250

(1)	During the first quarter of 2014, our Chemical Business experienced downtime at the Pryor Facility resulting in lost production and adverse effect on operating results. During the third quarter of 2014, a planned major maintenance activity (“Turnaround”) was performed at our chemical production facility located in Cherokee, Alabama (the “Cherokee Facility”), which negatively impacted production, sales and operating results. During the first nine months of 2013, our Chemical Business experienced downtime at the Cherokee, El Dorado and Pryor Facilities resulting in lost production and an adverse effect on operating results.
(2)	Gross profit (loss) by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	For the nine months ended September 30, 2014, we recognized business interruption and property insurance recoveries totaling $28.0 million, of which $22.9 million was recognized as a reduction to cost of sales (none for the three months ended September 30, 2014). For the nine and three months ended September 30, 2013, we recognized business interruption insurance recoveries of $18.4 million and $4.2 million, respectively, all of which was recognized as a reduction to cost of sales. During the nine and three months ended September 30, 2013, our Chemical Business recognized a recovery of precious metals of $4.5 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Segment Information (continued)

(4)	Our chief operating decision makers use operating income (loss) by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income (loss) by business segment represents gross profit (loss) by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses.
(5)	General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses consist of the following:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(6,478)	$(6,194)	$(2,134)	$(1,899)
Fees and expenses relating to certain activist shareholders’ proposals (A)	(4,163)	—	—	—
Professional fees	(3,333)	(3,431)	(1,185)	(1,222)
All other	(3,162)	(1,634)	(1,145)	(404)

Total selling, general and administrative	(17,136)	(11,259)	(4,464)	(3,525)
Other income	69	587	19	3
Other expense	(14)	(41)	(14)	(6)

Total general corporate expenses	$(17,081)	$(10,713)	$(4,459)	$(3,528)

(A)	During the first quarter of 2014, we incurred fees and expenses in evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid a proxy contest.

(6)	During the nine and three months ended September 30, 2014, interest expense is net of capitalized interest of $9.2 million and $3.9 million, respectively. During the nine and three months ended September 30, 2013, interest expense is net of capitalized interest of $2.1 million and $1.2 million, respectively.

Information about our total assets by business segment is as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Chemical	$889,593	$842,725
Climate Control	148,570	159,960
Other	7,386	6,832
Corporate assets	48,095	73,580

Total assets	$1,093,644	$1,083,097

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

Note 15: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended September 30,
	2014	2013
	(In Thousands)
Cash payments (refunds) for income taxes, net	$(4,864)	$12,865

Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$—	$250
Accounts payable and long-term debt associated with additions of property, plant and equipment	$23,017	$19,488
Long-term debt associated with additions of capitalized internal-use software and software development	$4,256	$2,775
Secured term loan extinguished	$—	$66,563
Debt issuance costs incurred associated with senior secured notes	$—	$6,498
Debt issuance costs written off associated with secured term loan	$—	$630
Prepayment premium incurred associated with secured term loan	$—	$666

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q including our September 30, 2014 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB Industries, Inc. (“LSB”) is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•	Chemical Business manufactures and sells nitrogen-based chemical products produced from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas for the agricultural, industrial and mining markets. Our products include high purity and commercial grade anhydrous ammonia for industrial and agricultural applications, industrial and fertilizer grade ammonium nitrate (“AN”), urea ammonium nitrate (“UAN”), sulfuric acids, nitric acids in various concentrations, nitrogen solutions, diesel exhaust fuel and various other products. For the first nine months of 2014, approximately 63% of our consolidated net sales relates to the Chemical Business compared to 57% for the first nine months of 2013.

•	Climate Control Business manufactures and sells a broad range of HVAC products within the product categories we provide, consisting of water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers and other related products used to control the environment in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. For the first nine months of 2014, approximately 36% of our consolidated net sales relates to the Climate Control Business compared to 41% for the first nine months of 2013.

Economic Conditions

Since our two core business segments serve several diverse markets, we consider fundamentals for each market individually as we evaluate economic conditions. From a macro standpoint, we believe the U.S. economy is poised for modest growth, based upon certain economic reports, including the Conference Board Composite Index of Leading Indicators.

Chemical Business - Our Chemical Business’ primary markets are agricultural, industrial and mining. We use natural gas to produce anhydrous ammonia in two of our four facilities. The ammonia is either sold or used as a feedstock to produce nitrogen fertilizers. We also produce agricultural grade and industrial grade AN from purchased ammonia, which current cost is significantly higher than producing it from natural gas, resulting in a cost disadvantage compared to nitrogen fertilizers and industrial AN producers that manufacture from natural gas. As previously reported, we are proceeding with the construction of an ammonia plant at the El Dorado Facility, to eliminate this current cost disadvantage and increase capacity.

Our agricultural sales volumes and prices primarily depend upon the supply of and the demand for fertilizer, which in turn depends on the market fundamentals for crops including corn, wheat, cotton and forage. U.S. farmers were delayed in the application of nitrogen fertilizers due in part to a delayed corn harvest. We believe there is still time for a pre-planting application of anhydrous ammonia once farmers complete the harvest and as a long as soil conditions are favorable.

USDA’s World Agricultural Supply and Demand Estimates are currently estimating a near record U.S. corn harvest at 174 bushels per acre, 14.5 million bushels, and a stock–to-use ratio of 15.2% all three significantly higher than the previous three years. Due to the expectation of the abundant supply, corn prices are very low; most recently slightly above $3.00 per bushel. The low corn prices have created uncertainty as to the number of acres that will be planted and harvested for the 2015-16 season. The number of acres planted will drive nitrogen fertilizer consumption and demand which likely will drive ammonia, UAN and urea prices. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins are still strong, with the exception of AN produced at the El Dorado Facility from purchased ammonia. However, the fertilizer outlook could change if there are changes in domestic fertilizer production capacity, acres planted of crops requiring fertilizer, unfavorable weather conditions, continued low selling prices or increases in imported urea from China.

Our industrial acids sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers. Our mining sales volumes are being impacted by lower customer demand for industrial grade AN, which we believe is primarily due to lower demand for coal because natural gas is currently a more attractive alternative fuel than coal for utility companies. As reported by the U.S. Energy Information Administration (“EIA”), during 2013, coal production was down overall by 3.2%, but coal inventories declined by 41 million tons, or 17%, during the same period. With such inventory decreases, the coal industry is expected to see production growth of 1.4%. According to the EIA, coal production is expected to remain at approximately the 1 billion ton level through 2016.

Climate Control Business - From a market sector perspective, our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors and we believe the majority of our business is associated with the construction of new facilities. Information available from the McGraw-Hill Construction Market forecast indicates that construction activity in the commercial/institutional and single-family residential sectors is expected to increase in aggregate during 2014, although still remain significantly below pre-recession levels.

Results for the Third Quarter of 2014

Our consolidated net sales for the third quarter of 2014 were $171.0 million, a net decrease of $6.3 million compared to the same period of 2013. The net decrease in sales includes a decrease of $9.4 million in our Chemical Business partially offset by an increase of $3.6 million in our Climate Control Business.

Our consolidated operating loss was $1.2 million for the third quarter of 2014 compared to an operating income of $23.1 million for the same period of 2013. The decrease in operating results of $24.3 million relates primarily to a decrease of $23.3 million in our Chemical Business due primarily to downtime associated with extensive maintenance activities performed at our Cherokee and Pryor Facilities in third quarter of 2014. The Cherokee Facility performed an extended (42 day) planned major maintenance activity (“Turnaround”), which included the replacement of certain long-lived assets and catalysts nearing the end of their normal useful lives and increased level of inspection and repairs in order to transition from an annual Turnaround cycle to a bi-annual Turnaround cycle. At the Pryor Facility, a maintenance project previously scheduled for the fourth quarter of 2014 was moved forward and performed during the third quarter while certain repairs were being made to the urea plant. The impact of these maintenance activities to our operating results is further discussed below.

Our effective income tax rate for the third quarters of 2014 and 2013 was 39% and 38%, respectively.

Chemical Business

Our Chemical Business sales for the third quarter of 2014 were $94.8 million, a net decrease of $9.4 million compared to the same period of 2013, which includes a $12.5 million decrease in agricultural products sales, a $2.0 million decrease in mining products sales, partially offset by a $3.8 million increase in industrial acids and other products sales and a $1.3 million increase in natural gas sales.

For the third quarter of 2014, our Chemical Business reported an operating loss of $5.6 million compared to operating income of $17.7 million for the same period last year, a difference of $23.3 million. The difference was primarily due to the maintenance activities performed in the third quarter of 2014 that resulted in production downtime at the Cherokee and Pryor Facilities, and to precious metals and insurance recoveries of $4.5 million and $4.2 million, respectively, recognized in the third quarter of 2013. The following provides additional detail on the quarterly comparison:

•	The Cherokee Facility produced at a consistent level during the third quarter of 2013. During the third quarter of 2014, the Cherokee Facility performed a 42 day Turnaround. As a result of lost production during this Turnaround, the Cherokee Facility reported $11.9 million lower operating income from lower margins from the decline in fixed overhead absorption and the increase in maintenance expenses. The Cherokee Facility resumed ammonia production at the end of August and has produced steadily at its traditional average rate of approximately 500 tons per day.

•	The Pryor Facility’s operating income for the third quarter of 2014 was approximately $1.2 million less than the third quarter of 2013. These operating results were impacted by approximately $5.4 million due to the maintenance downtime (moved forward from the fourth quarter and performed during the third quarter) that affected sales and the associated margins and fixed overhead absorption. The Pryor Facility resumed ammonia production in early September and has produced consistently since that time.

•	Excluding the impact from the precious metals and insurance recoveries recognized in the third quarter of 2013, the remaining $1.5 million difference between the two quarters is primarily attributable to certain maintenance costs incurred at the El Dorado Facility and to a significant increase in the cost of purchased ammonia (average cost per short ton of $488 for the third quarter of 2013 compared to $513 for the third quarter of 2014) incurred by our El Dorado Facility.

Although we believe this is only a temporary market condition, the El Dorado Facility’s cost to produce agricultural grade AN from purchased ammonia at current market prices ($640 per metric ton) exceeds the current selling prices (a cost disadvantage as compared to producing ammonia from natural gas). However, the El Dorado Facility has the option to source a portion of its ammonia requirements from our Pryor Facility, which cost is significantly lower than current market prices. Once our new ammonia production plant commences production (expected to begin in the first quarter of 2016), we believe this plant should reduce or eliminate this cost disadvantage.

The percentage change in sales (volume and dollars) for the third quarter of 2014 compared to the third quarter of 2013 is as follows (excluding natural gas):

	Percentage Change of
	Tons	Dollars
Chemical products:
Agricultural	(35)%	(27)%
Industrial acids and other	(6)%	10%
Mining	(27)%	(12)%
Total weighted-average change	(19)%	(10)%

The decrease in agricultural sales was primarily due to lower UAN volumes as the result of the maintenance activities performed at our Cherokee and Pryor Facilities as discussed above. During the third quarter, UAN selling prices were lower. The lower UAN volume was partially offset by higher sales volume and prices for agricultural grade AN produced at our El Dorado Facility.

The increase in industrial acids and other sales was primarily due to increased volumes of ammonia and blend nitric acid from our Cherokee Facility, increased selling prices as a result of higher ammonia prices passed-through to customers pursuant to contractual agreements, offset by lower volumes from our Baytown Facility due to customer outages.

The decrease in mining sales was primarily due to reduced volumes from our El Dorado Facility as a result of low customer demand due primarily to tons not taken but paid for pursuant to the terms of a supply agreement discussed below.

Our primary raw material feedstocks (anhydrous ammonia and natural gas) are commodities subject to significant price fluctuations. Generally, we purchase at prices in effect at the time of delivery; however, periodically, we enter into contracts to purchase natural gas for anticipated production needs, which contract prices will vary from the spot market prices. In addition, our Chemical Business owns working interests in certain natural gas properties. We consider these working interests as a partial economic hedge against a potential rise in natural gas prices in the future. During the third quarter of 2014, our average cost for natural gas (not including the impact from hedging activities) and ammonia compared to the same period in 2013 were as follows:

	2014	2013
Natural gas average cost per MMBtu	$4.16	$3.63

Ammonia average cost per short ton	$513	$488

As previously reported, pursuant to a long-term cost-plus supply agreement, EDC supplies Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility. The agreement includes a provision for Orica to pay for that portion of the annual minimum of the product not taken. The agreement also includes an exclusivity arrangement that provides that EDC will not sell industrial grade AN to the commercial explosives market during the term of the agreement and that Orica will market EDC’s industrial grade AN to the commercial explosives market during the term of the agreement. The agreement provides that it may be terminated by one of the parties giving the other a one-year written notice that the agreement will not be renewed. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC will not renew the agreement on or after April 9, 2015. During the first nine months of 2014 and for the year 2013, net sales to Orica represented approximately 5% and 6% of LSB’s consolidated net sales, respectively, which sales included approximately $11 million and $13 million, respectively, for fixed overhead costs and gross profit for tons not taken by Orica, pursuant to the terms of the agreement.

When the term of the supply agreement with Orica ends in April 2015, our El Dorado Facility plans to commence sales of industrial grade AN to the commercial explosives market. Currently, we have executed cost-plus sales contracts to supply approximately half of the annual 240,000 tons of AN previously committed to Orica, and we are pursuing similar agreements for the balance of the volume under the Orica contract.

Climate Control Business

Our Climate Control sales for the third quarter of 2014 were $73.5 million, or $3.6 million higher than the same period in 2013. The increase was primarily driven by a $3.4 million increase in other HVAC products, primarily related to our engineering and construction services as a result of an increase in contract awards and an increase in our custom air handlers sales (as a result of timing of customer scheduled shipments). We did not experience a significant change in sales of water source and geothermal heat pump and hydronic fan coils. From a market sector perspective, the sales increase included a $4.6 million improvement in commercial/institutional product sales and a $1.0 million decline in residential product sales. Generally, average pricing of hydronic fan coils and water source and geothermal heat pumps increased due to product, features and customer mix.

We continue to follow economic indicators and monitor their potential impact on the commercial/institutional and residential construction sectors that we serve, including, but not limited to, new construction and/or renovation of facilities in the following sectors:

•	Education

•	Single-Family Residential

•	Multi-Family Residential

•	Hospitality

•	Retail

•	Healthcare

•	Office

During the third quarter of 2014, approximately 84% of our Climate Control Business’ sales were to the commercial/institutional and multi-family construction markets, and the remaining 16% were sales of geothermal heat pumps (“GHPs”) to the single-family residential market.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2014	2013	2014	2013	2014	2013
	(In Millions)
First Quarter	$63.2	$67.5	$60.3	$70.3	$44.7	$57.3
Second Quarter	$83.1	$65.4	$62.8	$77.3	$68.1	$48.9
Third Quarter	$74.1	$64.6	$73.5	$69.9	$73.5	$46.3
Fourth Quarter		$58.8		$67.5		$39.7

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. However, the September 30, 2014 backlog includes two orders totaling approximately $7 million that are expected to ship from twelve to twenty months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For October 2014, our new orders received were approximately $24 million and our backlog was approximately $76 million at October 31, 2014.

Our GHPs use a form of renewable energy that we believe, can reduce energy usage, under certain conditions, up to 80% compared to some conventional HVAC systems. Tax legislation (effective through December 31, 2016) continues to provide incentives for customers purchasing products using forms of renewable energy.

As previously reported, in November 2013, Carrier Corporation (“Carrier”) advised one of our subsidiaries, Climate Master, Inc. (“CM”), that the heat pump contracts would not be renewed between CM, as the manufacturer, and Carrier, as the purchaser. These contracts expired on May 11, 2014. During the first nine months of 2014 and for the year 2013, net sales pursuant to these heat pump contracts represented less than 3% and 5%, respectively of LSB’s consolidated net sales.

Despite the loss of the Carrier heat pump contracts with CM, we expect our Climate Control Business to report improved sales for the fourth quarter of 2014 and for 2015 due to higher sales of our LSB branded climate control products.

Liquidity and Capital Resources

The following is our cash and cash equivalents, short-term investments, noncurrent restricted cash and cash equivalents and investments, long-term debt and stockholders’ equity:

	September 30, 2014	December 31, 2013
	(In Millions)
Cash and cash equivalents and short-term investments	$184.3	$143.8
Noncurrent restricted cash and cash equivalents and investments (1)	126.8	291.0

	$311.1	$434.8

Long-term debt:
Senior Secured Notes	$425.0	$425.0
Secured Promissory Note	24.5	29.6
Other	9.9	8.4

Total long-term debt, including current portion	$459.4	$463.0

Total stockholders’ equity	$432.4	$411.7

(1)	At September 30, 2014, this balance consisted of cash and cash equivalents and investments that are designated by us for specific purposes relating to capital projects. All of this balance was held by financial institutions within the U.S.

As of September 30, 2014, our cash, cash equivalents, short-term investments, and noncurrent restricted cash and cash equivalents and investments totaled $311.1 million. In addition, our $100 million revolving credit facility was undrawn and available to fund operations, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2014 and 2015, we have extensive planned capital expenditures. Our primary cash needs for this period of time will be to fund these capital expenditures, as well as, our operations, our general obligations, and our interest payment requirements. We expect to fund these cash needs from the noncurrent restricted cash and investments (provided from the proceeds from the Senior Secured Notes), working capital, internally generated cash flows, and third-party financing. We are currently in discussion with certain lenders to finance three separately identifiable pieces of equipment that are included in the planned expansion project. Subject to the terms of our existing loan agreements, including the Senior Secured Notes, the total secured borrowings being considered and under discussion is approximately $50 million. See additional discussions below under “Capital Expenditures”. Our internally generated cash flows and liquidity have been, and could be, affected by possible declines in sales volumes resulting from the uncertainty regarding current economic conditions and production inefficiency of our facilities.

We are party to an indenture (the “Indenture”) governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions.

In addition, we and certain of our subsidiaries (the “Borrowers”) are party to an amended and restated revolving credit facility (the “Amended Working Capital Revolver Loan”). Pursuant to the terms of the Amended Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At September 30, 2014, there were no outstanding borrowings under the Amended Working Capital Revolver Loan and the net credit available for borrowings was approximately $74.2 million, based on our eligible collateral, less outstanding letters of credit as of that date.

Due to the overall increase in our outstanding long-term debt, our interest payment obligations have increased and will continue during future periods. A portion of our interest has been, and will be capitalized relating to major capital projects.

Income Taxes

We recognize and pay federal income taxes at regular corporate tax rates. With few exceptions, the 2010-2012 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions. We had approximately $1.2 million accrued for various uncertain tax liabilities at September 30, 2014.

Capital Expenditures

Capital Expenditures-First Nine Months of 2014

Capital expenditures during the first nine months of 2014 were $177.8 million, including $170.0 million for the benefit of our Chemical Business. The Chemical Business capital expenditures included $121.2 million for expansion projects at our El Dorado Facility, approximately $16.1 million associated with maintaining compliance with environmental laws, regulations and guidelines, approximately $19.0 million for various major renewal and improvement projects, and $5.4 million for the development of natural gas leaseholds. The capital expenditures were funded primarily from noncurrent restricted cash and investments and working capital. Due to the increase in the amount of capital expenditures incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during the remainder of 2014 and future years.

Planned Capital Expenditures

	Planned Capital Expenditures
	Remainder of 2014			2015			Total
	(In Millions)
Chemical:
El Dorado Facility Expansion Projects	$80	—	$93	$200	—	$222	$280	—	$315
Development of Natural Gas Leaseholds	1	—	3	14	—	18	15	—	21
Environmental Projects	5	—	7	5	—	7	10	—	14
Major Renewal and Improvement Projects	14	—	18	34	—	40	48	—	58
Other (1)	4	—	8	13	—	16	17	—	24

Total Chemical	$104	—	$129	$266	—	$303	$370	—	$432

Climate Control	2	—	3	7	—	10	9	—	13
Corporate and Other	2	—	3	7	—	10	9	—	13

	$108	—	$135	$280	—	$323	$388	—	$458

(1)	Includes cost associated with savings initiatives, new market development, and other capital projects.

At September 30, 2014, we had planned capital expenditures as indicated in the table above for the remainder of 2014 and for 2015. Included in planned capital expenditures is capitalized interest of approximately $5.1 million for the remainder of 2014 and $22.2 million for 2015. Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies. As the engineering, design, and bidding processes progress and project construction proceeds, the estimated costs are more certain and the range of estimates narrows. The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects. These capital expenditures are subject to economic conditions, which are continually reviewed by us, and may increase or decrease as new information is obtained or circumstances change. We plan to fund the planned capital expenditures from working capital, noncurrent restricted cash, cash equivalents and investments, internally generated cash flows, third-party financing, and if necessary, availability under the Amended Working Capital Revolver Loan.

The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management (“ERP”) system. The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $20.0 million to $25.0 million.

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

	Planned Capital Expenditures
	Capitalized To Date	Remainder of 2014			2015			Total
		(In Millions)
Ammonia Plant	$99	$50	—	$60	$126	—	$141	$275	—	$300
Nitric Acid Plant and Concentrator	85	11	—	12	29	—	33	125	—	130
Other Support Infrastructure	21	19	—	21	45	—	48	85	—	90

	$205	$80	—	$93	$200	—	$222	$485	—	$520

Our El Dorado Facility produces nitric acid and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity. We are constructing a 1,150 ton per day anhydrous ammonia production plant at the El Dorado Facility, which we believe should eliminate the cost disadvantage, increase capacity, and improve efficiency of the El Dorado Facility. The construction of this project is expected to be complete by late 2015. The planned capital expenditures for the ammonia plant include approximately $16 million for the construction of a natural gas pipeline to supply the ammonia plant. We originally planned for the pipeline to be owned by a third-party but the economics of constructing and owning the pipeline are better.

In addition, we are constructing a new 1,100 ton per day, 65% strength nitric acid plant and concentrator to replace the concentrated nitric acid capacity lost in May 2012. These plants are scheduled to begin production in early to mid-2015 and are designed to be more efficient and provide increased nitric acid production capacity.

As a result of the increased production capacity at the El Dorado Facility, it is necessary to expand and improve certain support infrastructure, including utility capacity, control room facilities, inventory storage and handling, and ammonia distribution. Also, other cost reduction and cost recovery equipment, including an electric cogeneration plant, are being added to improve efficiency and lower the cost of production. The estimated costs for the other support infrastructure have increased as the various components are designed and bid and as construction has progressed.

Estimated Plant Turnaround Costs - Remainder of 2014 and for 2015

Our Chemical Business recognizes as cost of sales the costs for Turnarounds as they are incurred. Based on our current plan for Turnarounds, we do not anticipate performing any Turnarounds for the remainder of 2014. For 2015, we estimate that we will incur approximately $2.0 million to $3.0 million of these Turnaround costs. However, it is possible that the actual costs could be significantly different from our estimates. These costs do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down. We plan to fund these expenditures from our available working capital.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $4.1 million in the first nine months of 2014 in connection with environmental projects. For the remainder of 2014, we expect to incur expenses ranging from $1.1 million to $1.4 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates. We plan to fund these expenditures from our available working capital.

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

Compliance with Long - Term Debt Covenants

The Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants, including a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve-month basis and as defined in the agreement. As of September 30, 2014, as defined in the agreement, the fixed charge coverage ratio was 4.89 to 1. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

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

Results of Operations

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the nine months ended September 30,

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$169,046	$139,943	$29,103	20.8%
Industrial acids and other chemical products	118,202	109,219	8,983	8.2%
Mining products	48,466	48,825	(359)	(0.7)%
Natural gas	10,030	5,030	5,000	99.4%

Total Chemical	$345,744	$303,017	$42,727	14.1%

Gross profit - Chemical	$57,161	$39,116	$18,045	46.1%

Gross profit percentage - Chemical (1)	16.5%	12.9%	3.6%

Operating income - Chemical	$46,815	$20,259	$26,556	131.1%

(1)	As a percentage of net sales

Net Sales - Chemical

Our Chemical Business reported a sales increase for the first nine months of 2014 as a result of the following:

•	Agricultural products sales increased primarily due to higher volumes due, in part, to improved production at our Cherokee Facility during the first half of 2014, improved production at our Pryor Facility beginning in March 2014 and increased sales of agricultural grade AN produced at our El Dorado Facility, partially offset by lower sales prices and the downtime in the third quarter of 2014 relating to the planned major maintenance activities performed at the Cherokee and Pryor Facilities as discussed above in our Overview.

•	Industrial acids and other chemical products sales increased primarily as a result of the overall improved production at our Cherokee Facility as discussed above, and additional volumes sold from our Baytown Facility, partially offset by the reduction in the average Tampa ammonia price in the first six months of 2014 compared to the same period in 2013. This decline impacted our contractual sales prices to certain of our industrial acids customers pursuant to contractual agreements. However, average ammonia price was higher in the third quarter of 2014 compared to the same period in 2013, but not sufficiently higher to raise the 2014 average nine-month price above the comparable 2013 average price.

•	Mining products sales were slightly lower, which is consistent with overall coal production in the U.S.

•	Natural gas sales relate to working interests in certain natural gas properties acquired in 2012 and August 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed. We consider these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit - Chemical

Our Chemical Business’ gross profit during the first nine months was $57.2 million, including a $22.9 million business interruption insurance recovery. For the first nine months of 2013, our Chemical Business’ gross profit was $39.1 million, including an $18.4 million business interruption insurance recovery and a recovery of precious metals of $4.5 million. Excluding the insurance and precious metals recoveries, the increase in gross profit of $18.1 million was primarily attributable to the improved production at the Cherokee and Pryor Facilities during the first six months of 2014 as discussed above. The impact from the improved production during the first six months was partially offset by lower production in the third quarter of 2014 resulting in lower margins from the decline in fixed overhead absorption and the increase in maintenance expenses associated with the planned major maintenance activities performed at the Cherokee and Pryor Facilities, as discussed above. In addition, the improved gross profit generated from the higher on stream rates at the Cherokee and Pryor Facilities during the nine months of 2014 was partially offset by a decline in the margin per ton of nitrogen fertilizers due to lower selling prices and higher feedstock costs. Natural gas feedstock cost increased approximately 15% partially offset by a 15% decrease in ammonia feedstock costs, while UAN selling prices decreased 5%, negatively affecting gross profit margins on our nitrogen fertilizer sales. Also in the first nine months of 2014, gross profit was lower by $1.2 million on purchased UAN that was sold at a loss to honor forward sales commitments in excess of available production. These purchases were necessitated by lower than projected urea production at the Cherokee Facility primarily during the first quarter of 2014.

Operating Income - Chemical

Our Chemical Business’ operating income during the first nine months was $46.8 million, an increase of $26.6 million over the first nine months of 2013. In addition to the $18.1 million increase in gross profit as discussed above, results for the first nine months of 2014 include a $5.1 million property insurance recovery recognized (classified as property insurance recoveries in excess of losses incurred). The first nine months of 2013 include $0.9 million in connection with the settlement of EPA enforcement initiatives regarding the Clean Air Act and demolition and dismantling expenses incurred at the El Dorado Facility of $2.4 million compared to $0.6 million for the same period in 2014.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30,

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$126,849	$138,009	$(11,160)	(8.1)%
Hydronic fan coils	44,234	48,813	(4,579)	(9.4)%
Other HVAC products	25,502	30,668	(5,166)	(16.8)%

Total Climate Control	$196,585	$217,490	$(20,905)	(9.6)%

Gross profit - Climate Control	$61,628	$70,553	$(8,925)	(12.7)%

Gross profit percentage - Climate Control (1)	31.3%	32.4%	(1.1)%

Operating income - Climate Control	$17,396	$24,387	$(6,991)	(28.7)%

(1)	As a percentage of net sales

Net Sales - Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in the first nine months of 2014 as a result of a 7% decline in sales of our commercial/institutional products primarily due to lower product order levels in the fourth quarter of 2013 yielding a lower beginning backlog in 2014 (and includes a decline of $3.9 million in sales to Carrier). In addition, residential product sales declined $4.5 million or 13% (reflecting a $5.9 million decline in Carrier residential sales partially offset by an increase in LSB branded products). During the first nine months of 2014, we continued to maintain a market share leadership position based on market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”).

•	Net sales of our hydronic fan coils declined 9% primarily due to lower than expected product orders in the first quarter of 2014 and later than anticipated customer scheduled delivery dates. During the first nine months of 2014, we continued to maintain a market share leadership position based on market data supplied by the AHRI.

•	Net sales of our other HVAC products decreased primarily due to a lower beginning backlog entering 2014, customer scheduled delivery dates being moved to later dates for our large custom air handlers and modular chillers being pushed out, partially offset by increased activity on contracts for our engineering and construction services.

•	In general, the reduction in net sales was not concentrated in any particular commercial/institutional vertical market sector served, although the average unit selling prices increased due primarily to product and customer mix.

Gross Profit - Climate Control

The decrease in gross profit in our Climate Control Business was primarily the result of the lower net sales as discussed above and reduced labor efficiencies and overhead absorption related to fewer units sold in the first and second quarters of 2014.

Operating Income - Climate Control

Operating income decreased primarily as a result of the lower gross profit discussed above, partially offset by lower operating expenses.

General Corporate Expenses

General corporate expenses consist of SG&A, other income and expense that are not allocated to one of our business segments. General corporate expenses for the first nine months of 2014 were $17.1 million compared to $10.7 million for the same period in 2013. The increase is primarily the result of incurring approximately $4.2 million in fees and expenses related to evaluating and analyzing proposals from and settling with certain activist shareholders and an increase of consulting fees and personnel costs of $1.1 million. During the first nine months of 2013, we recognized other income of $0.5 million relating to a litigation settlement.

Interest Expense, net

Interest expense for the first nine months of 2014 was $17.5 million compared to $6.7 million for the same period in 2013. The increase is due primarily to the issuance of the Senior Secured Notes in August 2013 partially offset by $9.2 million of capitalized interest on capital projects (while under development and construction) during the first nine months of 2014 compared to $2.1 million capitalized during the same period in 2013.

Loss on Extinguishment of Debt

As the result of the payoff of a secured term loan in August 2013, we incurred a loss on extinguishment of debt of $1.2 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision For Income Taxes

The provision for income taxes for the first nine months of 2014 was $12.3 million compared to $10.0 million for the same period in 2013. The resulting effective tax rate for the first nine months of 2014 and 2013 was 39% and 38% (excluding the benefit associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012), respectively.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit (loss) and operating income (loss) in our Chemical segment for the three months ended September 30,

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$34,133	$46,671	$(12,538)	(26.9)%
Industrial acids and other chemical products	42,692	38,884	3,808	9.8%
Mining products	15,333	17,354	(2,021)	(11.6)%
Natural gas	2,609	1,290	1,319	102.2%

Total Chemical	$94,767	$104,199	$(9,432)	(9.1)%

Gross profit (loss) - Chemical	$(521)	$24,610	$(25,131)	(102.1)%

Gross profit (loss) percentage - Chemical (1)	(0.5)%	23.6%	(24.1)%

Operating income (loss) - Chemical	$(5,587)	$17,680	$(23,267)	(131.6)%

(1)	As a percentage of net sales

Our Chemical Business reported a net sales decrease for the third quarter of 2014 primarily due to lower UAN volumes as the result of a 42 day Turnaround performed at our Cherokee Facility during the third quarter of 2014, and a planned maintenance project performed at our Pryor Facility. The extended Turnaround performed at the Cherokee Facility was due to replacement of certain long-lived assets and catalysts, and increased levels of inspection and repair in order to transition from an annual Turnaround cycle to a bi-annual Turnaround cycle. The planned maintenance project performed at the Pryor Facility was moved forward from the fourth quarter of 2014 and performed during the third quarter while certain repairs were being made to the urea plant. The Cherokee Facility resumed ammonia production at the end of August and has produced steadily at its traditional average rate and the Pryor Facility resumed ammonia production in early September and has produced consistently since that time.

•	Agricultural product sales decreased due to the lower UAN production at the Cherokee and Pryor Facilities as discussed above, partially offset by an increase in sales volume and prices of agricultural grade AN produced at the El Dorado Facility. UAN selling prices were lower quarter over quarter.

•	Industrial acids and other chemical products sales increased primarily due to increased volumes of ammonia and blend nitric acid, increased selling prices as a result of higher ammonia prices passed-through to customers pursuant to contractual agreements, partially offset by lower volumes from our Baytown Facility.

•	Mining products sales decreased primarily due to reduced volumes from our El Dorado Facility as a result of low customer demand due primarily to tons not taken but paid for pursuant to the terms of the agreement with Orica.

•

Natural gas sales relate to working interests in certain natural gas properties acquired in 2012 and August 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed. We consider these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit (Loss) - Chemical

As noted in the table above, our Chemical Business incurred a loss of $0.5 million for the third quarter of 2014 compared to a gross profit of $24.6 million in2013, a decline of $25.1 million. Excluding insurance recoveries and precious metals recoveries of $4.2 million and $4.5 million, respectively, recognized in the third quarter of 2013, the decrease in gross profit of $16.4 million was primarily attributable to the planned major maintenance activities performed our Cherokee and Pryor Facilities, as discussed above. In addition, maintenance expense at our El Dorado Facility increased primarily relating to $1.6 million associated with a sulfuric acid plant. Gross profit was also impacted by increased raw material costs related to natural gas and ammonia and decreased selling prices for UAN compared to the third quarter of 2013. Natural gas and ammonia feedstock costs increased approximately 15% and 5%, respectively, while UAN selling prices decreased approximately 4%, negatively affecting gross profit margins on our nitrogen fertilizer sales.

Operating Income (Loss) - Chemical

Our Chemical Business’ operating results decreased primarily as the result of the decrease in gross profit as discussed above, partially offset by a reduction in professional, consulting and other fees.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30,

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$46,469	$46,624	$(155)	(0.3)%
Hydronic fan coils	16,534	16,151	383	2.4%
Other HVAC products	10,482	7,088	3,394	47.9%

Total Climate Control	$73,485	$69,863	$3,622	5.2%

Gross profit - Climate Control	$23,862	$23,168	$694	3.0%

Gross profit percentage - Climate Control (1)	32.5%	33.2%	(0.7)%

Operating income - Climate Control	$8,452	$8,547	$(95)	(1.1)%

(1)	As a percentage of net sales

Net Sales - Climate Control

•	Net sales of our water source and geothermal heat pump products decreased slightly in the third quarter of 2014 as a result of a 8% decline in sales of our residential product sales primarily due to a loss of sales to Carrier ($2.9 million), partially offset by 3% increase in our commercial product sales due to higher product orders intake in current and prior quarters (despite a $3.0 million decline in sales to Carrier).

•	Net sales of our hydronic fan coils increased 2% primarily as a result of higher product orders in the current and prior quarter with an increase in the average unit price of products sold.

•	Net sales of our other HVAC products increased primarily as a result of increased activity on contracts for our engineering and construction services and an increase in our custom air handlers sales (as a result of customer releases).

•	In general, the reduction in net sales was not concentrated in any particular commercial/institutional vertical market sector served, although the average unit selling prices increased due primarily to product and customer mix.

Gross Profit - Climate Control

The increase in gross profit in our Climate Control Business was primarily the result of the increased net sales as discussed above.

Operating Income - Climate Control

Operating income decreased primarily as a result of the higher operating expenses including variable selling expenses related to the increased sales volume, partially offset by the higher gross profit discussed above.

General Corporate Expenses

General corporate expenses for the third quarter of 2014 were approximately $4.5 million compared to $3.5 million for the same period in 2013, which increase primarily relates to personnel costs and consulting fees.

Interest Expense, net

Interest expense for the third quarter of 2014 was $5.1 million compared to $5.4 million for the same period in 2013. The decrease is due primarily $3.9 million of capitalized interest on capital projects (while under development and construction) during the third quarter of 2014 compared to $1.2 million capitalized during the third quarter of 2013 partially offset by the interest expense incurred associated with the issuance of the Senior Secured Notes in August 2013.

Loss on Extinguishment of Debt

As the result of the payoff of a secured term loan in August 2013, we incurred a loss on extinguishment of debt of $1.2 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision (Benefit) For Income Taxes

The income tax benefit for the third quarter of 2014 was $2.4 million compared to an income tax provision of $6.3 million for the same period in 2013. The resulting effective tax rate for the third quarters of 2014 and 2013 was 39% and 38% respectively.

Cash Flow From Continuing Operating Activities - Nine Months Ended September 30, 2014

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

Net cash provided by continuing operating activities was $56.9 million primarily as the result of net income of $19.0 million plus adjustments of $26.4 million for depreciation, depletion and amortization of PP&E and $11.5 million for deferred income taxes.

Cash Flow from Continuing Investing Activities - Nine Months Ended September 30, 2014

Net cash used by continuing investing activities was $10.9 million that consisted primarily of $164.2 million for expenditures for PP&E, primarily for the benefit of our Chemical Business and $14.5 million purchase of short-term investments, partially offset by net proceeds of $164.2 million from restricted noncurrent cash, cash equivalents and investments, and proceeds of $5.1 million from property insurance recovery associated with PP&E.

Cash Flow from Continuing Financing Activities - Nine Months Ended September 30, 2014

Net cash used by continuing financing activities was $19.7 million that primarily related to payments on short-term financing and long-term debt.

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2013 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies. For the first nine months of 2014, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of September 30, 2014 could change in the near term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2014, we have agreed to indemnify the sureties for payments, up to $15.0 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a) (4) (ii) of Regulation S-K under the Securities Exchange Act of 1934.

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

During June 2014, a subsidiary within the Chemical Business entered into a contract to purchase natural gas through June 2016 for anticipated production needs at one of our chemical facilities. See additional discussions concerning our futures/forward natural gas contracts below under “Commodity Price Risk” of Item 3 - Quantitative and Qualitative Disclosures about Market Risk.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, anhydrous ammonia and natural gas, changes in market currency exchange rates, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2014, we had a minimal amount of embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. At September 30, 2014, all of the outstanding natural gas contracts were considered derivatives and were accounted for on a mark-to-market basis. At September 30, 2014, these natural gas contracts included firm purchase commitments for approximately 7.8 million MMBtu of natural gas through June 2016 (includes contractual costs indexed to future New York Mercantile Exchange prices) at a weighted-average cost of $3.93 per MMBtu ($30.6 million) and a weighted-average market value of $3.97 per MMBtu ($30.9 million).

At September 30, 2014, we had no outstanding futures/forward copper contracts.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At September 30, 2014, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At September 30, 2014, the fair value of these contracts (unrealized loss) was $0.8 million.

At September 30, 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At September 30, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30 million based on a quoted price of 107.0. This valuation is classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2014, we began implementing a new enterprise resource planning system. We plan to implement this system in discreet phases during the next few years. As a result, this implementation requires us to monitor and maintain appropriate internal control over financial reporting during this transition. It is possible that during each future phase of the implementation, we may make changes to our internal control over financial reporting that materially affect our internal control over financial reporting. In addition, it is possible that during each phase of the implementation, we may make changes to our internal control over financial reporting that did not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things:

•	modest growth of the U.S. economy;

•	the construction outlook for the commercial/institutional sector and single-family sector;

•	sales prices of our chemical products vary with the market price of certain feedstock costs;

•	the outlook for the numbers of acres planted and harvested and the impact on types of nitrogen fertilizer products we produce and sell;

•	commencing sales to the commercial explosives market;

•	expiration and renewal of insurance bonds;

•	outlook for coal industry;

•	shipment of backlog;

•	cost of new chemical plants and when these plants will become operational;

•	available time for pre-planting application of anhydrous ammonia;

•	market outlook for our chemical products;

•	planned capital spending;

•	the new ammonia plan eliminating the current cost disadvantage;

•	compliance by the El Dorado Facility of the terms of its permits;

•	sales increase in the fourth quarter of 2014 and 2015 for the Climate Control Business;

•	our GHPs use a form of renewable energy and, under certain conditions, can reduce energy usage up to 80% compared to some conventional HVAC systems;

•	we plan to rely upon working capital, internally generated cash flows, noncurrent restricted cash and investments, and third-party financing, which may include our revolving credit facility;

•	funding capital expenditures;

•	El Dorado Facility’s use of the wastewater pipeline will ensure EDC’s ability to comply with future permit limits;

•	Turnarounds during the remainder of 2014 and 2015 for our chemical facilities;

•	expenses in connection with environmental projects for the remainder of 2014;

•	cash needs and how we expect to fund our cash requirements;

•	depreciation, depletion and amortization expected to increase during the remainder of 2014 and future years;

•	no anticipated dividends on common stock in the near future;

•	anticipated production needs for natural gas;

•	benefits relating to construction of new plants at the El Dorado Facility;

•	meeting all required covenant tests for the next twelve months; and

•	cost and implementation of our new ERP system.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following;

•	changes in general economic conditions, both domestic and foreign;

•	material reduction in revenues;

•	material changes in interest rates;

•	ability to collect in a timely manner a material amount of receivables;

•	increased competitive pressures;

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in interpretation of such;

•	releases of pollutants into the environment exceeding our permitted limits;

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;

•	the requirement to use internally generated funds for purposes not presently anticipated;

•	the inability to secure additional financing for planned capital expenditures or financing obligations coming due in the near future;

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, anhydrous ammonia, natural gas, copper, steel and purchased components;

•	limitations due to financial covenants;

•	changes in competition;

•	the loss of any significant customer;

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans;

•	inability to fund the working capital and expansion of our business;

•	problems with product equipment;

•	changes in the production efficiency of our facilities;

•	adverse results in our contingencies including pending litigation;

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components;

•	material increases is cost of raw materials;

•	material changes in our accounting estimates;

•	significant problems within our production equipment;

•	fire or natural disasters;

•	inability to obtain or retain our insurance coverage;

•	obtaining necessary permits;

•	third-party financing;

•	risk associated with drilling natural gas wells;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for Ukraine and Russian AN products resulting in an increase in foreign AN products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2013 Form 10-K and in our quarterly reports on Form 10-Q for the three months ended March 31, 2014 and this quarterly report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2013 Form 10-K or in Item 1 of Part II of our March 31, 2014 and June 30, 2014 Form 10-Q’s, except as follows:

We previously reported that our subsidiary, Pryor Chemical Company, within our Chemical Business, was the subject of a potential proceeding relating to an alleged ammonia release during February, 2014 at its chemical facility. During September 2014, this matter was settled for a payment of $37,500.

We further previously reported that our subsidiary, El Dorado Chemical Company (“EDC”), had sued the U.S. Environmental Protection Agency (“EPA”) during October 2011, in connection with the EPA’s decision to disapprove certain rule changes as to discharges relating to dissolved minerals. We previously reported that in March 2013, the U.S. District Court, El Dorado, Arkansas, affirmed the EPA’s decision and that EDC appealed this decision to the U.S. Eighth Circuit Court of Appeals. The Eighth Circuit Court of Appeals has denied our appeal.

Item 1A. Risk Factors

In addition to our risk factors disclosed in Item 1A to Part I of our 2013 Form 10-K, we have the following:

Current and future legislative or regulatory requirements impacting our Chemical Business and/or activities at other chemical facilities not owned by our Chemical Business may result in increased costs and/or decreased revenues, cash flows and liquidity or could have other negative impacts on our Chemical Business.

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

Explosions and/or losses at other chemical facilities not owned by us (such as the explosion in West, Texas discussed in Note 9 “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements contained in this report) could also result in new or additional legislation or regulatory changes, particularly relating to public health, safety or any of the products manufactured and/or sold by our Chemical Business or the inability on the part of our Chemical Business’ customers to obtain or maintain insurance as to certain products manufactured and/or sold by our Chemical Business, which could have a negative impact on the revenues, cash flow and/or liquidity of our Chemical Business.

In summary, new or changed laws and regulations or the inability of the customers of our Chemical Business to obtain or maintain insurance in connection with any of our chemical products could have an adverse effect on our operating results, liquidity and financial condition.

Risks associated with capital projects may prevent the completion of those projects on budget, on schedule or at all.

We are undertaking capital projects and may undertake additional capital projects in the future. Capital projects entail risks, including, but not limited to:

•	unanticipated cost increases;

•	unforeseen engineering or environmental problems;

•	work stoppages;

•	weather interference;

•	unavailability of necessary equipment; and

•	unavailability of financing on acceptable terms.

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of a capital project. In addition, our inability to obtain adequate sources of funding could negatively impact a capital project and we could be required to obtain additional debt or equity financing to complete a capital project. As a result, we may not be able to obtain other debt or equity financing on acceptable terms or at all. Moreover, if we are able to complete a capital project, production levels at our facilities or general market conditions may not meet our expectations. As a result of these factors, our results of operations, liquidity and financial condition could be adversely impacted.

Risks generally associated with implementation of an enterprise resource planning (“ERP”) system may adversely affect our business operation and the effectiveness of internal control over financial reporting.

We have begun to implement an ERP system, which, when completed, will handle the business and financial processes of our subsidiaries’ operations and our corporate and administrative functions, such as:

•	facilitating the process of purchasing, manufacturing and distributing inventories;

•	receiving, processing, and shipping orders on a timely basis,

•	managing the accuracy of billings and collections for our customers;

•	processing payments to our suppliers;

•	managing the accuracy of payroll; and

•	generating financial transactions, information and reports.

ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to benefit from a new ERP system. Our results of operations, liquidity and financial condition may be adversely affected if we experience operating problems and cost overruns during the ERP implementation process or if the ERP system (and the associated process changes) do not generate the expected benefits. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect our financial reporting.

Cyber security risks could adversely affect our business operations.

As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on our ERP and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information systems could have an adverse affect on our results of operations, liquidity and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

3(ii)	Amended and Restated Bylaws of LSB Industries, Inc., dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014, which the Company hereby incorporates by reference from Exhibit 3.ii to the Company’s Form 8-K, filed August 27, 2014.

10.1	Non-Employee Director Compensation and Stock Ownership Policy, effective June 5, 2014, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed October 23, 2014.

31.1	Certification of Jack E. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Jack E. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of November 2014.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Corporate Controller (Principal Accounting Officer)