Form 10-K
period 2014-12-31
LSB INDUSTRIES INC
filed 2015-03-02
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2014, was approximately $814 million. As a result, the Registrant is a large accelerated filer as of December 31, 2014. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2014. Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 13, 2015, the Registrant had 22,658,269 shares of common stock outstanding (excluding 4,320,462 shares of common stock held as treasury stock).

		Page
	PART I

Item 1.	Business	2

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	16

Item 2.	Properties	17

Item 3.	Legal Proceedings	18

Item 4.	Mine Safety Disclosures	18

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18

Item 6.	Selected Financial Data	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 8.	Financial Statements and Supplementary Data	45

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45

Item 9A.	Controls and Procedures	45

Item 9B.	Other Information	47

	PART III

	(Items 10, 11, 12, 13, and 14)	50

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2014 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

PART I

ITEM 1.	BUSINESS

General

LSB Industries, Inc. (“LSB” or “Registrant”) was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. LSB is a diversified holding company involved in manufacturing and marketing operations through its subsidiaries. LSB and its wholly-owned subsidiaries (the “Company”, “We”, “Us”, or “Our”) own the following core businesses:

•	Chemical Business manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets it produces from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas.

•	Climate Control Business manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services. These products are primarily used in commercial/institutional and residential new buildings construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma.

Our Reportable Business Segments

Chemical Business

General

Our Chemical Business supplies chemical products to some of the world’s leading chemical and industrial companies. Focusing on specific geographic areas, we utilize freight and distribution advantages over many of our competitors. We also believe our Chemical Business has established leading regional market positions.

We sell most of our industrial and mining products to customers pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets. Although we periodically enter into forward sales commitments for agricultural products, we sell most of our agricultural products at the current spot market price in effect at time of shipment.

Our Chemical Business manufactures products for three principal markets:

•	ammonia, fertilizer grade AN, UAN, and AN ammonia solution for agricultural applications,

•	high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and DEF for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2014	2013	2012
Percentage of net sales of the Chemical Business:
Agricultural products	47%	44%	46%
Industrial acids and other chemical products	35%	37%	34%
Mining products	15%	17%	20%
Other (1)	3%	2%	—%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Agricultural products	29%	25%	29%
Industrial acids and other chemical products	22%	21%	21%
Mining products	9%	9%	13%
Other (1)	2%	1%	—%

	62%	56%	63%

(1)	Less than 1% in 2012

Market Conditions - Chemical Business

As discussed in more detail under “Key Industry Factors” of the MD&A contained in this report, agricultural fertilizer demand drives our volumes which demand depends upon acres planted of crops requiring fertilizer to enhance yield. The 2014 corn crop, produced record production and yields per acre and resulted in significantly higher year-end stock to use ratios. That is we believe, likely to result in fewer acres planted during 2015, with current estimates at between 88 – 89 million acres compared to approximately 91 million last year. As a result and notwithstanding the estimated lower planted acres, the fundamentals continue to be positive for nitrogen fertilizers that are necessary to enhance the yield per acre for most major crops. Natural gas is the basic feedstock for the production of ammonia. Due to the natural gas cost advantage, North America is the low cost producer of ammonia. Based upon most estimates, including Blue Johnson & Associates, Inc., the U.S. imports approximately 35% of its annual ammonia consumption. However, the fertilizer outlook could change as the result of, among other things, changes in domestic fertilizer production capacity, acres planted of crops, weather conditions, commodity prices, and volume of imported agricultural products. The industrial and mining volumes are driven by general economic conditions, energy prices, and contractual arrangements with certain large customers.

One additional factor that is expected to effect the overall nitrogen market is the number of announced nitrogen expansion projects in the U.S, which construction is currently underway. These expansion projects are expected to produce in total approximately 5 million tons of ammonia annually. All of these projects are currently scheduled to begin producing ammonia and other upgraded nitrogen products by the end of 2017. In addition, there are a number of other announced projects where there has been no construction activity. The amount and timing of additional nitrogen capacity is expected to have an impact on prices of nitrogen-based products in the future.

Agricultural Products

Our Chemical Business produces UAN, agricultural grade AN, and ammonia, all of which are nitrogen-based fertilizers. Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. Our agricultural markets include a high concentration of pastureland and row crops, which favor our products. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S. We develop our market position in these areas by emphasizing high quality products, customer service and technical advice. During the past few years, we have been successful in expanding outside our traditional markets by barging to distributors on the Tennessee and Ohio rivers, and by railing into certain Western States.

Our agricultural business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through our network of 11 wholesale and retail distribution centers. In addition, our Chemical Business has an agreement with a third-party purchaser to buy, at market prices, substantially all of the UAN produced at the Pryor Facility. The term of the agreement runs through June 2016, but may be terminated earlier by either party pursuant to the terms of the agreement.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries. In addition, our Chemical Business produces and sells blended and regular nitric acid. Our Chemical Business is also a specialty market supplier of industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.

We believe our Baytown Facility is one of the newest, largest and most technologically advanced nitric acid manufacturing units in the U.S., with demonstrated capacity of approximately 1,400 short tons per day. The majority of the Baytown Facility’s production is sold to Bayer MaterialScience, LLC pursuant to a long-term contract that provides for a pass-through of certain costs, including the ammonia costs, plus a fixed dollar profit. The term of the Bayer Agreement runs until June 2021 with options for renewal with Bayer’s consent.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.

Mining Products

Our mining business manufactures industrial grade AN and 83% AN solution for the mining industry. Pursuant to a long-term cost-plus supply agreement, EDC supplies Orica International Pte Ltd with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility. The agreement includes a provision for Orica to pay for fixed overhead costs and gross profit on the portion of the annual minimum of the product not taken. The agreement also includes an exclusivity arrangement that provides that EDC will not sell industrial grade AN to the commercial explosives market in the U.S. during the term of the agreement and that Orica will market EDC’s industrial grade AN to the U.S. commercial explosives market in North America during the term of the agreement. The agreement provides that it may be terminated by one of the parties giving the other a one-year written notice that the agreement will not be renewed. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC will not renew the agreement on or after April 9, 2015.

The following summarizes net sales to Orica:

	2014	2013	2012
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	9%	11%	14%
LSB’s consolidated net sales	5%	6%	9%

For 2014, 2013 and 2012, net sales to Orica above included approximately $15 million, $12 million and $7 million, respectively, for fixed overhead costs and gross profit for tons not taken by Orica, pursuant to the terms of the agreement.

When the term of the supply agreement with Orica ends in April 2015, our El Dorado Facility plans to commence sales of industrial grade AN to the commercial explosives market. Currently, we have executed sales contracts to supply approximately 60% of the annual 240,000 tons of AN previously committed to Orica, and we are pursuing similar agreements for the balance of the volume.

Raw Materials - Chemical Business

The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks: ammonia, natural gas and sulfur. These raw material feedstocks are commodities, subject to price fluctuations.

Purchased ammonia is the raw material feedstock for all of the El Dorado Facility’s production of nitrogen products. Although ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. Ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a domestically traded commodity. The ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline. Under an agreement with its principal supplier of ammonia, EDC will purchase a majority of its ammonia requirements through December 2015 from this supplier. We believe that we can obtain ammonia from other sources in the event of an interruption of service under the above-referenced contract.

We are in the process of expanding our nitrogen fertilizer operations at the El Dorado facility with the addition of a 1,150 ton per day or approximately 375,000 tons per year ammonia plant, which we believe under normal conditions will allow us to produce enough ammonia to eliminate our external ammonia purchase requirements and provide us with approximately 155,000 tons per year of additional ammonia available for sale or to upgrade into other products. This expansion is anticipated to be operational in early 2016. Once the expansion is complete, our annual natural gas requirements for this facility will be approximately 13 million MMBtu of natural gas per year.

Natural gas is the primary raw material for producing ammonia, UAN and other products at the Cherokee and Pryor Facilities. Under normal circumstances when running at a full year production schedule, the Cherokee Facility would purchase approximately 6 million MMBtu of natural gas per year in order to produce approximately 175,000 tons of ammonia and the Pryor Facility would purchase approximately 7 million MMBtu of natural gas to produce approximately 215,000 tons of ammonia.

The Cherokee and Pryor Facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we enter into firm purchase commitments and/or futures/forward contracts to economically hedge the cost of certain of the natural gas requirements.

The Baytown Facility normally consumes more than 135,000 tons of purchased ammonia per year. The majority of the Baytown Facility’s production is sold under the Bayer Agreement that provides for a pass-through of certain costs, including the ammonia costs.

In addition, a subsidiary within our Chemical Business owns certain natural gas working interests in certain natural gas properties located in the Marcellus Shale Formation in the state of Pennsylvania. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of ammonia, management considers these working interests as an economic hedge against a potential rise in natural gas prices. We report the working interests as part of the Chemical Business reportable segment.

See further discussion relating to the outlook for the Chemical Business under “Key Industry Factors” in our MD&A contained in this report.

Strategy - Chemical Business

Our Chemical Business pursues a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that provide for the pass through of raw material and other manufacturing costs. We believe that this product and market diversification strategy allows us to have consistent levels of production and help mitigate the volatility risk inherent in the raw material feedstocks prices and/or the changes in demand for our products. For 2014, approximately 50% of the Chemical Business’ sales were into industrial and mining markets of which approximately 56% of these sales were pursuant to these types of arrangements and approximately 47% of our 2014 sales were into agricultural markets primarily at the price in effect at time of sale.

The strategy of developing the industrial and mining customers is to moderate the risk inherent in the agricultural markets. This strategy was developed to balance the inherent risk of our uncertain spot sales prices of our agricultural products that may not have a correlation to the ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources. This lack of correlation can compromise our ability to recover our full cost to produce the product in this market. Additionally, the lack of sufficient non-seasonal sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from reaching full performance potential. Looking forward, we are pursuing profitable growth of our Chemical Business including the potential to increase the output of our existing production facilities and to increase our production capacity. See further discussion under “Capital Expenditures” of our MD&A contained in this report. Our strategy calls for continued emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating investment in expansion projects that we believe will generate the best returns for our stockholders taking into consideration the risk and return on investment. This strategy motivated our decision to build the ammonia plant at the El Dorado Facility and construct a new nitric acid plant and concentrator at the El Dorado Facility. We believe that upon completion of the ammonia plant and the nitric acid plant and concentrator, the El Dorado Facility will benefit from reduced feedstock costs, expanded capacity, improved efficiency and enhanced product mix flexibility.

Seasonality - Chemical Business

We believe chemical products sold by our Chemical Business to the agricultural industry are seasonal while sales into the industrial and mining sectors are not. The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed. As a result, our Chemical Business typically increases its inventory of AN prior to the beginning of each planting season. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters - Chemical Business

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters” of this Item 1 and various risk factors under Item 1A.

Competition - Chemical Business

Our Chemical Business competes with several chemical companies in our markets, such as Agrium, CF Industries, Chemtrade Logistics, CVR Partners, Rentech Nitrogen Partners, OCI Partners, Cytec, Dyno Nobel, Gavilon Fertilizer, Helm, Koch, Norfalco, Potash Corporation of Saskatchewan, Praxair, Quad Chemical, Trammo and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do. We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed water source and geothermal heat pumps and hydronic fan coils as well as large custom air handlers and modular chiller systems, including modular geothermal chillers and simultaneous heating and cooling modules. These products are for use in commercial/institutional and residential HVAC systems. Our products are installed in some of the most recognizable commercial/institutional developments in the U.S., including the Prudential Tower, Rockefeller Plaza, Trump Tower, Time Warner Center and many others. In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton, Wynn, and Hilton hotels, among others.

We believe our Climate Control Business has developed leadership positions in certain product categories by offering extensive product lines and customized products focusing on higher efficiency and “green” technologies. We believe we have developed the most extensive line of water source and geothermal heat pumps and hydronic fan coils in the U.S. and that we are a pioneer in the use of geothermal technology, one of the most energy efficient climate control systems commercially available today. Employing highly flexible production capabilities, we produce custom design units for new construction as well as the retrofit and replacement markets. This flexibility positions us for growth in commercial/institutional and residential construction markets as those markets continue to recover over the next several years.

Our geothermal heating and air conditioning products are considered “green” technology and a form of renewable energy. We believe our geothermal systems are among the most energy efficient systems available in the market for heating and cooling applications in commercial/institutional and single family new construction as well as replacement and renovation markets. Based upon market data supplied by the AHRI, we believe we continue to maintain a market share leadership position in this sector of the market.

The following table summarizes net sales information relating to our products of the Climate Control Business:

	2014	2013	2012
Percentage of net sales of the Climate Control Business:
Water source and geothermal heat pumps	64%	64%	61%
Hydronic fan coils	23%	23%	21%
Other HVAC products	13%	13%	18%

	100%	100%	100%

Percentage of LSB’s consolidated net sales:
Water source and geothermal heat pumps	23%	27%	22%
Hydronic fan coils	8%	10%	7%
Other HVAC products	5%	5%	6%

	36%	42%	35%

Market Conditions - Climate Control Business

As discussed in more detail below in the MD&A contained in this report, information available from the CMFS indicates that construction activity for the primary markets we serve in the commercial/industrial sector are poised for a recovery and are heading back to pre-recession levels. The CMFS forecast has also indicated construction growth in the single-family residential sector for 2015 (measured in new housing units), remaining significantly below pre-recession levels.

In addition, tax credits and incentives contained in the American Reinvestment Recovery Act of 2009, have and could continue to stimulate sales of our geothermal heat pump products, as well as other “green” products through 2016.

Water Source and Geothermal Heat Pumps

Our Climate Control Business is a leading provider of water source and geothermal heat pumps to the commercial/institutional construction and renovation markets in the U.S.

Water source heat pumps are highly efficient heating and cooling products, which can enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces. We believe the market share for commercial/institutional water source heat pumps should continue to grow due to their higher efficiency and longevity, relative to other types of heating and air conditioning systems, whether for new construction, renovation or replacement purposes.

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

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils targeting commercial and institutional markets including hospitality, education and multi-family sectors. Hydronic fan coils use heated or chilled water provided by a centralized chiller and/or boiler, through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter, have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Hydronic fan coils are effective in medium to large sized buildings with many small, individually controlled spaces.

Production and Backlog - Climate Control Business

We manufacture our products in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial/institutional or residential structures.

Most customers place their product orders well in advance of required delivery dates. The backlog of confirmed customer product orders are discussed under “Key Operational Factors – Climate Control Business” of the MD&A contained in this report.

Distribution - Climate Control Business

Our Climate Control Business sells its products primarily to mechanical contractors, distributors and OEMs. Our commercial sales to mechanical contractors primarily occur through independent manufacturers’ representatives, who also represent complementary product lines not manufactured by us. Our residential sales are primarily made through distributors. OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business.

Markets - Climate Control Business

Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. In the commercial/institutional markets, the largest vertical markets that we focus on, include education, multi-family residential, hospitality, retail and healthcare.

Raw Materials and Components - Climate Control Business

Numerous domestic and foreign sources exist for the materials and components used by our Climate Control Business, which include compressors, copper, steel, electric motors, valves and aluminum. Periodically, our Climate Control Business enters into futures contracts to purchase copper. We do not anticipate any difficulties in obtaining necessary materials and components for our Climate Control Business. Although we believe we will be able to pass to our customers the majority of any cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials and components. While we believe we will have sufficient sources for materials and components, a shortage could impact production of our Climate Control products.

Competition - Climate Control Business

Our Climate Control Business competes with several companies, primarily Carrier (United Technologies Corporation), Nortek, Trane (Ingersoll-Rand Public Limited Company), Bosch, Haakon, McQuay (Daikin Industries, Ltd.) and Energy Labs, some of whom are also our customers. Some of our competitors serve other markets and have greater financial and other resources than we do. We believe our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the U.S. and that we are competitive as to price, service, warranty and product performance.

Strategy - Climate Control Business

Our strategy in our Climate Control Business is to continue to launch new products and product upgrades in an effort to maintain and increase our current market position and to establish a presence in new markets. Further, our plan to drive growth in our Climate Control Business includes:

•	focusing on obtaining deeper penetration in certain vertical markets;

•	continuing to develop the market for geothermal products, as well as products for green and energy-efficient construction retrofit;

•	continuing to focus on a lean initiative program that will create operating efficiencies and reduce our production costs; and

•	making strategic acquisitions that add complimentary products, scale to existing products or broaden geographic capabilities

Additional Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating income and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 17 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Employees

As of December 31, 2014, we employed 1,949 persons. As of that date, our Chemical Business employed 545 persons, with 166 represented by unions under agreements that expire in November of 2016 through October of 2018, and our Climate Control Business employed 1,309 persons, none of whom were represented by a union.

Environmental, Health and Safety Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters. In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved.

Website Access to Company’s Reports

Our internet website address is www.lsbindustries.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website within a reasonable amount of time after they are electronically filed with, or furnished to, the SEC.

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

In addition, weather conditions, severe or otherwise, may adversely affect the construction, refurbishment and renovation of facilities that utilize our Climate Control products resulting in lower product order levels during those periods.

Despite continuing investment to upgrade and replace equipment on an ongoing basis, the age of facilities of our Chemical Business increases the risk for unplanned downtime which may be significant.

Our Chemical Business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. For example, during 2014, certain of our chemical facilities had planned and unplanned downtime as a result of certain maintenance and equipment issues. As a result, we have and may continue to experience additional downtime at our chemical facilities in the future.

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

Explosions and/or losses at other chemical facilities not owned by us (such as the explosion in West, Texas) could also result in new or additional legislation or regulatory changes, particularly relating to public health, safety or any of the products manufactured and/or sold by our Chemical Business or the inability on the part of our Chemical Business’ customers to obtain or maintain insurance as to certain products manufactured and/or sold by our Chemical Business, which could have a negative impact on the revenues, cash flow and/or liquidity of our Chemical Business.

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

The chemical industry in general, and producers and distributors of ammonia and AN specifically, are scrutinized by the government, industry and public on security issues. Under current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products. These costs could have a material impact on our financial condition, results of operations, and liquidity. The cost of such regulatory changes, if significant enough, could lead some of our customers to choose alternate products to ammonia and AN, which would have a significant impact on our Chemical Business.

In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the U.S. Congress, the U.S. Department of Homeland Security has published a notice of the proposed rulemaking. This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials and certain other new requirements. We and other parties affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product. It is reasonably possible that compliance with the final regulation may be required during 2015 based on comments from the DHS.

On August 1, 2013, the Obama Administration issued an order addressing the safety and security of chemical facilities in response to recent incidents involving chemicals such as the April 2013 explosion at West, Texas. The Obama Administration is directing federal agencies to enhance existing regulations and make recommendations to the U.S. Congress to develop new laws that may affect our Chemical Business. U.S. regulators including the DHS, the EPA, the Occupational Safety and Health Administration and other Federal organizations, have issued to the requests for information, clarifications and other documents in response to the Executive Order.

Proposed governmental laws and regulations relating to greenhouse gas emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations and reduction in sales.

The manufacturing facilities within our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state courts and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas emission regulation. Legislation is being considered that would regulate greenhouse gas emissions at some point in the future for our facilities and has already impacted certain of our customers leading to closure or rate reductions of certain facilities. The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which impacts all of our chemical manufacturing sites. Greenhouse gas regulation could increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. As it relates to our Chemical Business’ working interest in natural gas properties, legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require our Chemical Business to incur additional operating costs and could adversely affect demand for the natural gas that the operator of these wells intends to sell. While future emission regulations or new laws appear possible, it is difficult to predict how these regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

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

Specific to the Chemical business we compete with a number of U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from chemical sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources sufficiently either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

A substantial portion of our sales is dependent upon a limited number of customers.

For 2014, seven customers of our Chemical Business accounted for approximately 30% of its net sales and 19% of our consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Anhydrous ammonia, natural gas and sulfur represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. Although our Chemical Business enters into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. Also the spot sales prices of our agricultural products may not have a correlation to the ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources. This lack of correlation can compromise our ability to recover our full cost to produce the product in this market. In addition, the Climate Control Business depends on raw materials such as copper and steel, which have shown considerable price volatility. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs. There can be no assurance that future price fluctuations in our raw materials will not have an adverse effect on our financial condition, liquidity and results of operations.

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

Russia and Ukraine both have substantial capacity to produce and export fertilizer grade AN. Producers in these countries also benefit from below-market prices for natural gas, due to Government regulation and other factors. Fertilizer grade AN imports from Russia and Ukraine are currently subject to U.S. antidumping duty orders, which require these imports to be sold in the U.S. market at a fair value. Currently, imports of fertilizer grade AN from certain Russian producers are subject to an antidumping duty rate of 254% and all imports of fertilizer grade AN from Ukraine are subject to an antidumping duty rate of 156%. On November 24, 2014, the Department of Commerce’s International Trade Administration upheld a preliminary review published by the DOC in May 2014, saying it continues to find that sales of AN to the U.S. “have not been made at prices below normal value”. As a result of the ruling, dumping margins of zero percent have been assigned to AN imports from certain Russian producers and exporters. The antidumping orders that exist on the Ukrainian and Russian product in the past have substantially restrained the volumes of these imports. The decision by the DOC to eliminate the duty rates will likely increase the volumes of Russian fertilizer grade AN in the U.S., possibly priced below our current cost to produce fertilizer grade AN. In addition, producers in China have substantial capacity to produce and export urea. Depending on various factors, including prevailing prices from other exporters, the price of coal, and the price of China’s export tariff, higher volumes of urea from China could be imported into the U.S. at prices that have and could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

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

We currently have a substantial amount of indebtedness. As a result, this level of indebtedness could, among other things:

•	require us to dedicate a substantial portion of our cash flow to the payment of principal (primarily relating to 2019) and interest, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations, including our repurchase obligations;

•	limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;

•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;

•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and

•	make us more susceptible to changes in credit ratings, which could impact our ability to obtain financing in the future and increase the cost of such financing.

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

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, easements, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or completion of a capital project.

In addition, a capital project could be negatively impacted if we are required to obtain additional debt or equity financing to complete a capital project or we are unable to obtain adequate sources of funding, such as the inability to obtain other debt or equity financing on acceptable terms or at all. Moreover, if we are able to complete a capital project, production levels at our facilities or general market conditions may not meet our expectations. As a result of these factors, our results of operations, liquidity and financial condition could be adversely impacted.

Risks generally associated with implementation of an ERP system may adversely affect our business operation and the effectiveness of internal control over financial reporting.

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

As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on our ERP and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information systems could have an adverse effect on our results of operations, liquidity and financial condition.

We are currently effectively controlled by the Golsen Group

Jack E. Golsen, our Executive Chairman of the Board of Directors, members of his immediate family, including Barry H. Golsen, our CEO and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee owned as of February 13, 2015, an aggregate of 2,815,064 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together votes as a class and represents approximately 16% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock. Thus, the Golsen Group may be considered to effectively control us. As a result, the ability of other stockholders to influence our management and policies could be limited.

Our business could be negatively affected as a result of a proxy contest.

We have received a request for our Board of Directors to consider certain proposals as to our business and notice that there may be a slate of directors proposed in opposition to the three directors that are up for election at our 2015 Annual Meeting of Shareholders and that would be nominated by our Board of Directors. Our business, operating results, liquidity or financial condition have been and could continue to be adversely affected by the proposals and a potential proxy contest because, among other things:

•	considering and responding to the proposals and a potential proxy contest has been, and may continue to be, disruptive, costly and time consuming and a significant distraction for our management;

•	perceived uncertainties as to our future may result in the loss of current customers and potential business opportunities and may make it more difficult to attract and retain qualified personnel;

•	it may adversely affect our ability to create additional value for our stockholders by effectively limiting the implementation of our business strategy and/or requiring us to adopt a new business strategy that is not in our best interest; and

•	future trading prices of our common stock could be affected by public statements and other actions in a proxy contest, which we cannot predict or control.

We have not paid dividends on our outstanding common stock in many years.

Although we have paid dividends on our outstanding series of preferred stock (which are owned by the Golsen Group), in the past we have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2015. In addition, there are certain limitations contained in our loan agreements that may limit our ability to pay dividends on our outstanding common stock.

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

We have authorized and unissued (including shares held in treasury) 52,352,250 shares of common stock and 4,230,000 shares of preferred stock as of December 31, 2014. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless:

•	prior to such time the Board of Directors of the corporation approved the business combination that results in the stockholder becoming an invested stockholder;

•	the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction;

•	two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the Board of Directors; or

•	the stockholders of the corporation amend its articles of incorporation or by-laws electing not to be governed by this provision

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table presents our significant properties:

	Chemical Business					Climate Control Business
Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers	Heat Pumps	Fan Coils	Large Air Handlers	Modular Chillers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)	Oklahoma City, OK	Oklahoma City, OK	Oklahoma City, OK	Oklahoma City, OK
Plant Area (acres)	150	160	47	2
Plant Area (Sq. Ft.)						566,000	230,000	120,000	70,000
Site Area (acres)	1,400	1,300	104	Bayer site

Site Status	Owned	Owned	Owned	Operating Agreement	(A)	Owned	Owned	Owned	Owned
Capacity Utilization (E)	68%(B)	81%(C)	83%(D)	93%		67%	81%	55%	24%

(A)	Our Chemical Business distributes its agricultural products through 11 wholesale and retail distribution centers, with 9 of the centers located in Texas ( 8 of which we own and 1 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).
(B)	The percentage of utilization for the El Dorado Facility relates to its nitric acid capacity, which total capacity has been reduced as the result of the explosion of a nitric acid plant in 2012. The capacity utilization rate is negatively affected by the reduction in low density AN sales to the mining industry. The El Dorado Facility has capacity to produce other nitrogen products in excess of its nitric acid capacity.
(C)	The percentage of utilization for the Cherokee Facility relates to its ammonia production capacity. The percentage of utilization reflects a longer than anticipated Turnaround in the third quarter of 2014 and unplanned maintenance downtime during December 2014.
(D)	The percentage of utilization for the Pryor Facility relates to its ammonia production capacity and is based on 330 days of production per year. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity. The low percentage of utilization is the direct result of the unplanned downtime during 2014.
(E)	The capacity utilizations for the Climate Control Business are based on existing restrictions within our fabrication and assembly operations, using the current production layouts and work day shift structures (several operations utilize more than one shift in certain areas). Ongoing Operational Excellence activities should improve our assembly and our fabrication capacity going forward, enabling us to further evaluate facility utilization and optimize their capacities.

Most of our real property and equipment located at our Chemical facilities are being used to secure our long-term debt. Most of our real property and equipment located at our Climate Control facilities have been mortgaged to secure the Senior Secured Notes. All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business.

ITEM 3.	LEGAL PROCEEDINGS

See Legal Matters under Note 11 of Notes to Consolidated Financial Statements included in this report.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

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

	Year Ended December 31,
	2014		2013
Quarter	High	Low	High	Low
First	$41.00	$31.22	$42.79	$33.12
Second	$42.37	$35.77	$35.01	$28.15
Third	$42.41	$35.63	$36.00	$29.54
Fourth	$37.83	$28.91	$42.06	$29.39

Stockholders

As of February 13, 2015, we had 435 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Dividends

We have not paid cash dividends on our outstanding shares of common stock during the two most recent fiscal years but have paid cash dividends on our outstanding series of convertible preferred stock during this period. See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources - Dividends” and “Loan Agreements” of the MD&A contained in this report.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III which are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2015..

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2014 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 2014, there were no purchases of equity securities by the Company and affiliated purchasers.

Preferred Share Rights Plan

See discussions relating to our preferred share rights plan under Preferred Share Rights Plan of Note 13 of Notes to Consolidated Financial Statements contained in this report.

ITEM 6.	SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands, Except Per Share Data)
Selected Statement of Income Data in Dollars:
Net sales	$732,510	$679,287	$759,031	$805,256	$609,905
Operating income	53,362	105,308	95,655	136,443	55,925
Interest expense, net	21,599	13,986	4,237	6,658	7,427
Provisions for income taxes	12,400	35,421	33,594	46,208	19,787
Income from continuing operations	19,723	55,141	58,786	83,984	29,715
Net income	19,634	54,962	58,604	83,842	29,574
Net income applicable to common stock	$19,334	$54,662	$58,304	$83,537	$29,269
Income (loss) per common share applicable to common stock:
Basic:
Income from continuing operations	$0.86	$2.44	$2.62	$3.81	$1.39
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.86	$2.43	$2.61	$3.80	$1.38
Diluted:
Income from continuing operations	$0.83	$2.34	$2.50	$3.59	$1.33
Net loss from discontinued operations	—	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.83	$2.33	$2.49	$3.58	$1.32

Selected Balance Sheet Data in Dollars:

Total assets	$1,137,005	$1,083,097	$576,612	$502,009	$387,981
Redeemable preferred stock	—	—	—	44	45
Long-term debt, including current portion	457,318	462,967	72,441	79,460	95,392
Stockholders’ equity	$434,048	$411,715	$354,497	$293,270	$179,370

Selected Other Data in Dollars:
Cash dividends declared per common share	—	—	—	—	—

(1)	See discussions included in Item 7 of Part II of this report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2014 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is a manufacturing and marketing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

•	Chemical Business manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets it produces from four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas.

•	Climate Control Business manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services. These products are primarily used in commercial/institutional and residential new buildings construction, renovation of existing buildings and replacement of existing systems. Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma.

Items Affecting Comparability of Results

Chemical Business

Property and Business Interruption Insurance Claims and Recoveries

In October 2013 and January 2014, we settled claims with our insurance carriers for the aggregate amount of approximately $113.0 million and $43.5 million related to property damage and business interruption at our El Dorado Facility and Cherokee Facility, respectively. For 2013 and 2014, the impact of these claims to our operating results was $66.0 million and $5.1 million, respectively, recognized as property insurance recoveries in excess of losses incurred and $28.6 million and approximately $22.9 million, respectively, recognized as a reduction to cost of sales.

Debt and Interest Expense

During August 2013, in connection with a major expansion of our El Dorado Facility, LSB sold $425 million of 7.75% Senior Secured Notes. The use of proceeds included $67.2 million used to pay all outstanding borrowings including the prepayment penalty under a term loan agreement. During 2013 and 2014, interest expense was $14.0 million and $21.6 million, respectively net of capitalized interest of $4.0 million and $14.1 million, respectively. Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Recovery of Precious Metals

In 2013 during major maintenance projects, our Chemical Business performed procedures to recover precious metals, which had accumulated over time within the manufacturing equipment. As a result, a recovery of precious metals of $4.5 million was recognized as a reduction to cost of sales.

Key Industry Factors

Chemical Business

Supply and Demand

Agricultural

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon, among other factors, world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports. An expansion or upgrade of competitors’ facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

As reported in Green Markets and based upon the January USDA release of its 2014 Crop Production Summary and the WASDE Report dated February 10, 2015, for the 2014/2015 corn season, production is estimated at 14.2 billion bushels or 351 million metric tons, 3% above the prior season. Additionally, the average U. S. yield is estimated at a record 171.0 bushels per acre compared to 158.1 bushels per acre in the prior season. WASDE also estimated the ending U.S. corn stocks to be 47.7 million metric tons compared to 31.3 million metric tons last season. Due to the expectation of the abundant supply, corn prices are low relative to pricing over the last three years; most recently reported at $3.65 per bushel. The number of acres planted will drive nitrogen fertilizer consumption and demand which likely will drive ammonia, UAN and urea prices. Current WASDE estimates are for 88-89 million acres of corn to be planted in 2015 compared to approximately 91 million planted in 2014. However with fewer acres, farmers will expect better yields requiring increased nitrogen fertilizers. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins still continue to be favorable, with the exception of AN produced at the El Dorado Facility from purchased ammonia, which is one of the reasons for the current construction project of an ammonia plant at our El Dorado Facility. Additionally, we believe that we will see strong spring demand for nitrogen fertilizer since U.S. farmers were unable to apply normal fall ammonia amounts in 2014 due to a delayed corn harvest followed by poor weather conditions.

Industrial

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers.

Mining

Our mining products are industrial grade AN and AN solutions for the mining industry. The primary uses are as specialty emulsions for mining applications (primarily in surface mining of coal) and for usage in quarries and the construction industry. As reported by the U.S. Energy Information Administration, annual coal production estimates for 2014 were up 1% over 2013. EIA is forecasting 1% declines in production for both 2015 and 2016 with the Appalachia region expected to see declines of 3% or more in the coming two years, offset by stable production in the west and modest growth in the mid-west. However, we believe that growth of coal production in the U.S. will face problems competing with low cost natural gas and export demand could be lower due to the current strong U.S. currency. While we believe our plants are well-located to support the regions expected to see growth in the upcoming years, our current mining sales volumes are being impacted by lower customer demand for industrial grade AN.

Farmer Economics

The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors, such as farmers’ financial resources, soil conditions, weather patterns and the types of crops planted.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant fluctuations, which has had an impact on our cost of producing nitrogen fertilizer. The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2014	2013
Natural gas volumes (MMBtu in millions)	11	8

Natural gas average cost per MMBtu	$4.30	$3.84

Beginning in December 2014, Henry Hub natural gas prices have trended below $4.00, averaging at approximately $3.00 in January and at $2.65 through mid-February.

Ammonia Prices

Ammonia is the primary feedstock for the production of agricultural and industrial grade AN at our El Dorado Facility. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Additionally, the El Dorado Facility’s cost to produce agricultural grade AN from purchased ammonia at current market prices exceeds the current selling prices (a cost disadvantage as compared to producing ammonia from natural gas). Subject to availability, the El Dorado Facility has the option to source a portion of its ammonia requirements from our Pryor Facility, which cost is significantly lower than current market prices. Once our new ammonia production plant at the El Dorado Facility commences production (expected to begin in the first quarter of 2016), we believe this cost disadvantage will be eliminated. Over the past several years, ammonia prices have experienced large fluctuations. The table below shows the El Dorado Facility’s annual volume of ammonia purchased and the average cost per short ton:

	2014	2013
Ammonia volumes (tons in thousands)	138	113

Ammonia average cost per short ton	$506	$545

Based upon full plant production, the El Dorado Facility would normally purchase 200,000 to 220,000 tons per year of ammonia feedstock. In 2014 and 2013, the purchased ammonia was less than the amount required for full production due to tons paid for but not taken by Orica, lower than normal agricultural AN demand in 2013 and lower nitric acid capacity in both years due to the loss of the DSN plant in 2012.

Transportation Costs

Costs for transporting nitrogen based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported under refrigeration in specialized equipment, which is more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S was imported. Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers that transport shorter distances an advantage.

Climate Control Business

Construction Markets

From a market sector perspective, our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors and we believe the majority of our business is associated with the construction of new facilities. Information available from the CMFS forecast indicates that construction activity in the commercial/institutional markets we serve is expected to increase 5% in aggregate during 2015 and is heading back towards 2007 pre-recession levels. In particular, the hospitality, education and multi-family sectors are expected to grow faster than other vertical markets we serve. On the other hand, single-family residential construction is expected to grow 15% during 2015, however, it will remain well below pre-recession levels

We expect the Climate Control Business to experience moderate sales growth in the short-term. Although a part of the Climate Control Business’ commercial/institutional sales are products that are used for renovation and replacement applications, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products specifically in the hospitality, education and healthcare sectors. Our expectations for residential products are that this sector will experience minimal growth due to the higher relative purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems creating a longer payback period in most regions due to low natural gas prices. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the market for and application of our products, especially utilizing high efficiency and “green” technology.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically result in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnarounds maintenance, is mitigated through a diligent planning process that takes into the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee and Pryor Facilities have historically undergone a facility Turnaround every year. In the third quarter of 2014, our Cherokee Facility underwent an extended Turnaround replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle. The extended Turnaround lasted 42 days and incurred approximately $5 million in maintenance expenses. Going forward, we anticipate that Turnarounds at our Cherokee Facility typically will be performed every two years, expecting to last 25 to 30 days. Turnarounds at our Pryor Facility currently are performed every year, and typically last between 20 to 25 days. We are currently anticipating a Turnaround at our Pryor Facility in June or July of 2015. At our El Dorado Facility, since we are able to perform Turnaround projects on individual plants without shutting down the entire facility, the impact of lost production is not significant. Upon completion of the new ammonia plant at our El Dorado Facility, that facility will begin with annual Turnarounds that will typically last between 20 to 25 days. All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which costs are expensed as incurred.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year depending on market conditions and depending on our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business 2014 total bookings were $278 million, the highest level since 2008 ($306 million). Despite the loss of Carrier’s heat pump contracts discussed below, our commercial bookings increased 12% over 2013, whereas our residential product bookings declined 7%. Excluding Carrier heat pump activity, commercial and residential bookings increased 18% and 15%, respectively. Our backlog significantly improved in 2014 over 2013 due to increased orders for our larger custom air handlers and hydronic fan coils.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2014	2013	2014	2013	2014	2013
	(In Millions)
First Quarter	$63.2	$67.5	$60.3	$70.3	$44.7	$57.3
Second Quarter	$83.1	65.4	$62.8	77.3	$68.1	$48.9
Third Quarter	$74.1	64.6	$73.5	69.9	$73.5	$46.3
Fourth Quarter	$58.0	58.8	$68.8	67.5	$64.9	$39.7

Fiscal Year	$278.4	$256.3	$265.4	$285.0

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. However, the December 31, 2014 backlog includes two orders totaling approximately $6.9 million expected to ship from twelve to eighteen months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For January 2015, our new orders received were approximately $24.8 million and our backlog was approximately $71.7 million at January 31, 2015.

Operational Excellence Activities

We are in the second year of our operational excellence initiatives to become a world class company in terms of safety, quality, delivery and cost. We believe world class performance will benefit our Climate Control Business through a high level of customer satisfaction, enhanced employee engagement, faster growth and improved margins. During the past two years, we completed value analysis/value engineering activities that are part of our operational excellence initiatives at each of our companies within our Climate Control Business. In addition, we have laid the foundation for the continuous improvement culture desired in our organization.

In 2014, we completed more than 15 rapid improvement events and improvement projects across our Climate Control Business. The RIE’s covered areas throughout our entire value streams; improving our response time to customer quote requests, improving material delivery to our production lines, creating flow on our assembly lines, implementing kitting operations within sheet metal fabrication to reduce material outages on our assembly lines, improving our communication and scheduling on quick cycle orders and improving our engineering design and delivery process for special feature requests from our customers.

In addition, we implemented daily improvement activities and root cause analysis/problem solving methods. We also have completed our second year of value stream analysis (“VSA”) and management alignment (“MA”) activities, which we believe sets the stage for additional improvements in 2015 and future years.

Certain Heat Pump Contracts

In November 2013, Carrier advised one of our subsidiaries, CM, that heat pump contracts would not be renewed between CM, as the manufacturer, and Carrier, as the purchaser. These contracts expired on May 11, 2014. During 2014, 2013 and 2012, net sales pursuant to these heat pump contracts represented approximately $15 million, $32 million and $36 million, respectively.

Despite the loss of the Carrier heat pump contracts, we expect our Climate Control Business to report improved sales in 2015 due from higher sales of our LSB branded climate control products through new product introductions and forecast growth in the commercial and institutional construction markets.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2014, 2013, and 2012 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

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

The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

	2014	2013	2012
	(In Thousands)
Net sales:
Chemical	$454,902	$380,669	$477,813
Climate Control	265,358	285,018	266,171
Other	12,250	13,600	15,047

	$732,510	$679,287	$759,031

Gross profit:
Chemical	$66,565	$46,165	$97,692
Climate Control	82,443	92,907	80,981
Other	4,347	4,484	5,063

	$153,355	$143,556	$183,736

Operating income:
Chemical	$51,281	$87,784	$82,101
Climate Control	21,675	30,386	25,834
Other	1,771	1,699	2,091
General corporate expenses	(21,365)	(14,561)	(14,371)

	53,362	105,308	95,655

Interest expense, net	21,599	13,986	4,237
Losses on extinguishment of debt	—	1,296	—
Non-operating expense (income), net:
Chemical	(249)	(1)	(1)
Climate Control	—	(1)	(1)
Corporate and other business operations	(32)	(98)	(279)
Provisions for income taxes	12,400	35,421	33,594
Equity in earnings of affiliate - Climate Control	(79)	(436)	(681)

Income from continuing operations	$19,723	$55,141	$58,786

Additions to property, plant and equipment:
Chemical	$238,070	$160,343	$141,399
Climate Control	1,859	5,576	5,816
Other	27	65	889
Corporate	148	435	2,701

	$240,104	$166,419	$150,805

Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$30,364	$23,497	$16,355
Climate Control	4,946	4,707	4,250
Other	34	49	32
Corporate	320	57	44

	$35,664	$28,310	$20,681

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2014 and 2013:

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$215,523	$167,614	$47,909	28.6%
Industrial acids and other chemical products	160,104	141,936	18,168	12.8%
Mining products	67,043	63,042	4,001	6.3%
Other products	12,232	8,077	4,155	51.4%

Total Chemical	$454,902	$380,669	$74,233	19.5%

Gross profit - Chemical	$66,565	$46,165	$20,400	44.2%

Gross profit percentage - Chemical (1)	14.6%	12.1%	2.5%

Operating income - Chemical	$51,281	$87,784	$(36,503)	(41.6)%

(1)	As a percentage of net sales

Net Sales - Chemical

Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price. Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our 2014 production and sales volumes were higher in all three of our primary markets due to consistent customer demand and improved on-stream production rates at the El Dorado, Pryor and Cherokee Facilities, partially offset by an extended Turnaround in the third quarter and the approximately 30 days of downtime in the fourth quarter to complete certain unplanned maintenance at our Cherokee Facility.

•	Agricultural products comprised approximately 47% and 44% of the Chemical Business’ net sales for 2014 and 2013, respectively. Agricultural products sales increased in 2014 as more product was available to sell resulting from the increased on-stream rates of our facilities partially offset by lower average selling prices for nitrogen fertilizers. Compared to 2013, the 2014 average agricultural products selling prices per ton were lower by 8%, 5%, and 10% for ammonia, UAN and AN, respectively. The decrease in selling prices for the nitrogen fertilizers was due largely to record exports of urea from China combined with lower commodity prices.

•	Industrial acids and other chemical products sales increased in 2014 as a result of more product available to sell due to the improved on-stream rates of our chemical facilities.

•	Mining products sales increased in 2014 primarily as a result of more product available to sell due to the improved on-stream rates of our chemical facilities.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties acquired in 2012 and 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed partially offset by lower net selling prices.

Gross Profit - Chemical

•	Our gross profit increased $20.4 million in 2014 as compared to 2013. Excluding business interruption insurance recoveries of $22.9 million and $28.6 million in 2014 and 2013, respectively, and $4.5 million of precious metals recovery in 2013, the increase in gross profit was $30.6 million. The increase of $30.6 million was due to the higher sales level resulting in improved fixed overhead absorption made possible by the improved on-stream production rates of our chemical facilities. The improved gross profit was partially offset by a decline in the margin per ton of nitrogen fertilizers due to lower selling prices and higher feedstock costs. Natural gas feedstock cost increased approximately 12% partially offset by a 7% decrease in ammonia feedstock costs, while AN prices decreased 10% and UAN selling prices decreased 5%, negatively affecting gross profit margins on our nitrogen fertilizer sales.

•	Unrealized losses related to forward contracts on natural gas purchases decreased 2014 gross profit by $2.1 million compared to a minimal unrealized gain in 2013.

•	Purchased UAN that was sold at a loss to honor forward sales commitments in excess of available production due to unplanned downtime reduced gross profit by $1.2 million in 2014.

Operating Income - Chemical

•	Our Chemical Business’ operating income was $51.3 million, a decrease of $36.5 million. In addition to the business interruption insurance recoveries included in gross profit discussed above, property insurance recoveries of $5.1 million and $66.0 million were recognized in 2014 and 2013, respectively. Excluding all insurance recoveries of $28.0 million and $94.6 million in 2014 and 2013, respectively, and excluding the precious metals recovery of $4.5 million in 2013, our adjusted operating income was $23.3 million in 2014 compared to an adjusted operating loss of $11.3 million, or an increase of $34.6 million. Additionally net other expenses were $4.0 million lower in 2014 due primarily to dismantling expenses and penalties incurred in 2013.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2014 and 2013:

	2014	2013	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$168,804	$183,757	$(14,953)	(8.1)%
Hydronic fan coils	61,307	64,541	(3,234)	(5.0)%
Other HVAC products	35,247	36,720	(1,473)	(4.0)%

Total Climate Control	$265,358	$285,018	$(19,660)	(6.9)%

Gross profit - Climate Control	$82,443	$92,907	$(10,464)	(11.3)%

Gross profit percentage - Climate Control (1)	31.1%	32.6%	(1.5)%

Operating income - Climate Control	$21,675	$30,386	$(8,711)	(28.7)%

(1)	As a percentage of net sales

Net Sales - Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in 2014 primarily as a result of the loss of the Carrier heat pump contracts, which generated sales in 2014 that were $17 million lower than 2013. Excluding Carrier heat pump sales, commercial/institutional product sales were flat with 2013 while residential product sales were up nearly 6.5%. Overall, the number of units sold declined; and the unit average unit selling price increased due to lower Carrier sales. From a commercial/institutional market perspective, gains were seen in the retail and multi-family sectors with a slight decline in the education sector. In addition, 2014 had an extremely slow start due to low beginning backlog and weather related delays. Incoming orders, excluding Carrier, for commercial/institutional products and residential products increased 11% and 15%, respectively. During 2014, we continued to maintain a market share leadership position based on market data supplied by the AHRI.

•	Net sales of our hydronic fan coils declined in 2014 primarily due to lower than expected product orders partially offset by an increase in selling prices of approximately 8% over 2013 primarily due to product and feature mix. We experienced only minor fluctuations in the vertical markets served. During 2014, we continued to maintain a market share leadership position based on market data supplied by the AHRI.

•	Net sales of our other HVAC products decreased primarily due to a lower beginning backlog entering 2014, customer scheduled delivery dates shifting out for our large custom air handlers and modular chillers, partially offset by increased activity on contracts for our engineering and construction services.

Gross Profit - Climate Control

•	The decrease in gross profit in our Climate Control Business was primarily the result of the lower net sales as discussed above and reduced overhead absorption related to fewer units sold in 2014 as compared to 2013.

Operating Income - Climate Control

•	Operating income decreased primarily as a result of the lower gross profit discussed above, partially offset by lower operating expenses. However, variable selling expenses as a percentage of sales increased due to the change in product and customer mix with lower OEM sales at CM causing freight to increase as a percentage of sales and warranty expenses increasing due to recent claims at our fan coil operation. Fixed selling and administrative expense in 2014 declined slightly from 2013 but represented a greater percentage of net sales due to lower sales in 2014.

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses were $21.4 million during 2014 compared to $14.6 million in 2013. The increase was primarily the result of incurring approximately $4.2 million in fees and expenses related to evaluating and analyzing proposals from and settling with certain activist shareholders in the first quarter of 2014 and increases in consulting fees and services of $0.9 million, insurance and bank related expense of $0.4 million, depreciation and amortization of $0.4 and personnel costs of $0.3 million. During 2013, we recognized other income of $0.5 million relating to a litigation settlement.

Interest Expense, net

Interest expense for 2014 was $21.6 million compared to $14.0 million for 2013. The increase is due primarily to the issuance of the Senior Secured Notes during 2013, partially offset by $14.1 million of capitalized interest on capital projects under development and construction during 2014 compared to $4.0 million capitalized during 2013.

Loss on Extinguishment of Debt

As the result of the payoff of the Secured Term Loan in 2013, we incurred a loss on extinguishment of debt of $1.3 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

Provision for Income Taxes

The provision for income taxes for 2014 was approximately $12.4 million compared to $35.4 million for 2013. The resulting effective tax rate was 39% for 2014 and 40% for 2013 (excluding the benefit of $0.5 million associated with the retroactive tax relief on certain 2012 tax provisions that expired in 2012). The decrease in the effective tax rate was due primarily to certain expired tax credits reinstated during December 2014.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2013 and 2012:

	2013	2012	Change	Percentage Change

	(Dollars In Thousands)
Net sales:
Agricultural products	$167,614	$217,329	$(49,715)	(22.9)%
Industrial acids and other chemical products	141,936	162,498	(20,562)	(12.7)%
Mining products	63,042	96,538	(33,496)	(34.7)%
Other products	8,077	1,448	6,629	457.8%

Total Chemical	$380,669	$477,813	$(97,144)	(20.3)%

Gross profit - Chemical	$46,165	$97,692	$(51,527)	(52.7)%

Gross profit percentage - Chemical (1)	12.1%	20.4%	(8.3)%

Operating income - Chemical	$87,784	$82,101	$5,683	6.9%

(1)	As a percentage of net sales

Net Sales - Chemical

•	Agricultural products sales decreased due to the lack of available products as the result of the downtime experienced at our Cherokee and Pryor Facilities, lower sales prices for nitrogen fertilizer, and periodic adverse weather conditions during 2013.

•	Industrial acids and other chemical products sales decreased due to the reduction in the average Tampa ammonia price by more than $57 per metric ton in 2013 compared to 2012 and its impact to pricing to certain of our industrial acid customers, the unplanned downtime at our Cherokee Facility, the reduction in production at our El Dorado Facility, and the timing and duration of a Turnaround performed at our Baytown Facility to coincide with a significant customer’s planned maintenance outage.

•	Mining products sales decreased primarily due to a 44% decrease in volumes as the result of lower customer demand due to the current low cost of natural gas as an alternative fuel for utility companies and the downtime experienced at the Cherokee Facility.

•	Other products consist of natural gas sales relating to working interests in certain natural gas properties acquired in October 2012 and August 2013 by a subsidiary within our Chemical Business. Management considers these working interests as an economic hedge against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

Gross Profit - Chemical

•	Our Chemical Business’ gross profit was $46.2 million, including $28.6 million business interruption insurance recovery recognized. Excluding the insurance recovery, the decrease in gross profit of $72.8 million was primarily attributable to lower sales volume, unabsorbed fixed overhead costs, maintenance and repair costs, and costs associated with purchased ammonia and other products to meet some of our customers’ needs, all of which are primarily attributable to the downtime experienced at certain of our facilities, partially offset by $4.5 million precious metals recoveries during 2013. Additionally, gross margin percentages were impacted as the result of lower nitrogen fertilizer sale prices and higher natural gas feedstock costs. For 2012, the estimated cumulative impact from the downtime experienced at our facilities was approximately $32 million, which included unabsorbed fixed overhead costs, losses incurred on firm sales commitments, maintenance and repair costs, and other expenses, partially offset by $7.3 million business interruption insurance recovery.

Operating Income - Chemical

•	Our Chemical Business’ operating income was $87.8 million, including the $66.0 million property insurance recovery recognized (classified as property insurance recoveries in excess of losses incurred) during 2013 partially offset by the decrease in gross profit as discussed above. Selling, general and administrative expenses increased approximately $3.3 million primarily due to consulting and other fees related to the El Dorado Facility, professional fees incurred at our Pryor Facility in connection with improving plant reliability. Additionally, other net expenses increased approximately $5.5 million primarily as a result of dismantle and demolition costs incurred at the El Dorado Facility and other income of $2.3 million recognized in 2012 (none in 2013) relating to a litigation settlement with a certain vendor.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2013 and 2012:

	2013	2012	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$183,757	$162,697	$21,060	12.9%
Hydronic fan coils	64,541	55,812	8,729	15.6%
Other HVAC products	36,720	47,662	(10,942)	(23.0)%

Total Climate Control	$285,018	$266,171	$18,847	7.1%

Gross profit - Climate Control	$92,907	$80,981	$11,926	14.7%

Gross profit percentage - Climate Control (1)	32.6%	30.4%	2.2%

Operating income - Climate Control	$30,386	$25,834	$4,552	17.6%

(1)	As a percentage of net sales

Net Sales - Climate Control

•	Net sales of our geothermal and water source heat pump products increased primarily as a result of a 17% improvement in sales of our commercial/institutional products with an increase in the number of units sold and higher unit pricing associated with product mix as well as reducing the level of backlog and an increase in new product orders during the year. Residential product sales improved 3% as a result of reducing the level of backlog, increased orders and higher unit pricing. During 2013, we continued to maintain a market share leadership position of approximately 40%, based on market data supplied by the AHRI.

•	Net sales of our hydronic fan coils increased primarily as a result of an increase in the number of units sold, unit pricing and product mix related to reducing the level of backlog and an increase in new product orders during the year. During 2013, we continued to have a market share leadership position of approximately 32% based on market data supplied by the AHRI.

•	Net sales of our other HVAC products decreased primarily due to a decline in incoming orders for our large custom air handlers and for our engineering and construction services partially offset by increased sales of our modular chillers.

Gross Profit - Climate Control

•	The increase in gross profit in our Climate Control Business was primarily the result of the higher sales volume and unit pricing and change in product mix as discussed above. Gross profit as a percentage of sales improved primarily due to an improvement in raw material costs (copper, steel and aluminum) and overhead absorption related to the higher sales volume.

Operating Income - Climate Control

•	Operating income increased as the result of the increase in gross profit discussed above partially offset by higher variable selling expenses of $2.0 million (including commission of $0.7 million, warranty of $0.6 million, and freight of $0.6 million) primarily as the result of higher sales volume, increased consulting fees of $1.2 million primarily for services focused on future process and cost savings improvements, and increased personnel costs of $3.9 million primarily related to the increase in the number of employees and healthcare benefits.

Interest Expense, net

Interest expense for 2013 was $14.0 million compared to $4.2 million for 2012. The increase is due primarily to the issuance of the Senior Secured Notes as discussed above under “Loan Agreements” partially offset by $4.0 million of capitalized interest on capital projects, while under development and construction, during 2013 compared to $0.4 million capitalized during 2012.

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

Liquidity and Capital Resources

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow and various forms of financing. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview”, “Results of Operations,” and “Loan Agreements” included in this MD&A. Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities in 2014:

Cash Flow from Continuing Operating Activities

For 2014, net cash provided by continuing operating activities was $66.7 million primarily as the result of net income of $19.6 million plus adjustments of $12.8 million for deferred income taxes, and $35.7 million for depreciation, depletion and amortization of PP&E.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities for 2014 of $12.0 million consisted primarily of $219.8 million used for expenditures for PP&E primarily for the benefit of our Chemical Business and net purchases of short-term investments of $14.5 million, partially offset by net proceeds of $219.6 million from restricted cash and cash equivalents and investments primarily representing cash designated by management for specific capital projects relating to our Chemical Business.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities for 2014 of $11.5 million was primarily related to payments on short-term financing and long-term debt partially offset by proceeds from short-term financing.

Capitalization

The following is our cash and cash equivalents, noncurrent restricted cash and investments, long-term debt and stockholders’ equity:

	December 31, 2014	December 31, 2013
	(In Millions)
Cash and cash equivalents and short-term investments	$201.3	$143.8
Noncurrent restricted cash and cash equivalents and investments (1)	71.0	291.0

Total current and noncurrent cash and investments	$272.3	$434.8

Long-term debt:
Senior Secured Notes	$425.0	$425.0
Secured Promissory Note	22.8	29.6
Other	9.5	8.4

Total long-term debt, including current portion	$457.3	$463.0

Total stockholders’ equity	$434.0	$411.7

Long-term debt to stockholders’ equity ratio (2)	1.1	1.1

(1)	At December 31, 2014, this balance includes a certificate of deposit with an original maturity no longer than approximately 26 weeks. We have designated this balance for specific purposes relating to capital projects. All of these investments were held by financial institutions within the U.S.
(2)	This ratio is based on total long-term debt divided by total stockholders’ equity and excludes the use of cash or noncurrent restricted cash and investments to pay down debt.

As of December 31, 2014, our current and noncurrent cash and investments totaled $272.3 million. In addition, our $100 million revolving credit facility was undrawn and available to fund operations as discussed below, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For 2015, we have extensive planned capital expenditures. Our primary cash needs for this period of time will be to fund our planned capital spending program, as well as, our operations, our general obligations, and our interest payment requirements. Based upon our projections for 2015, we expect to fund these cash needs from the noncurrent restricted cash and investments (provided from the proceeds from the Senior Secured Notes), working capital, internally generated cash flows, and third-party financing. We are currently in discussion with certain lenders to finance three separately identifiable pieces of equipment that are included in the planned expansion project. We have received a conditional commitment for $16 million to finance a natural gas pipeline being constructed at our El Dorado Facility. Additionally, we are in final discussions regarding financing $21 million related to the construction of a cogeneration facility at our El Dorado Facility. We continue to consider additional borrowing for a third piece of equipment. Subject to the terms of our existing loan agreements, including the Senior Secured Notes, these total secured borrowings being considered and under discussion is approximately $50 million. We believe that neither the Senior Secured Notes nor the Amended Working Capital Revolver Loan will preclude us from entering into the additional borrowings. See additional discussions below under “Capital Additions”. Our internally generated cash flows and liquidity have been, and could be, affected by possible declines in sales volumes resulting from the uncertainty regarding current economic conditions and production inefficiency of our facilities.

We are party to an Indenture governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions.

As discussed below under “Loan Agreements”, we and certain of our subsidiaries are party to an amended and restated revolving credit facility. Pursuant to the terms of the Amended Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At December 31, 2014, there were no outstanding borrowings under the Amended Working Capital Revolver Loan and the net credit available for borrowings was approximately $71.1 million, based on our eligible collateral, less outstanding letters of credit as of that date.

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

Capital Additions

Capital Additions - 2014

Capital additions during 2014 were $248.1 million, including $241.3 million for the benefit of our Chemical Business. The Chemical Business capital additions included $175.8 million for expansion projects at our El Dorado Facility, approximately $19.4 million associated with maintaining compliance with environmental laws, regulations and guidelines, approximately $23.0 million for various major renewal and improvement projects, and $6.9 million for the development of natural gas leaseholds. The capital additions were funded primarily from noncurrent restricted cash and investments and working capital. Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during 2015 and future years.

Planned Capital Additions

	Planned Capital Additions
	2015
	(In Millions)
Chemical:
El Dorado Facility Expansion Projects	$225	-	$260
Development of Natural Gas Leaseholds	2	-	4
Environmental Projects	8	-	14
Major Renewal and Improvement Projects	25	-	31
Other (1)	13	-	17

Total Chemical	$273	-	$326

Climate Control	5	-	10
Corporate and Other	5	-	10

	$283	-	$346

(1)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures is capitalized interest of approximately $21.7 million for 2015. The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management system. The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $24.0 million to $26.0 million.

Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies. As the engineering, design, and bidding processes progress and project construction proceeds, the estimated costs are more certain and the range of estimates narrows. The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects. These capital expenditures are subject to economic conditions, which are continually reviewed by us, and may increase or decrease as new information is obtained or circumstances change. We plan to fund the planned capital expenditures from working capital, noncurrent cash and investments, internally generated cash flows, and third-party financing.

As discussed below, the construction of the El Dorado Expansion projects are expected to be completed by the end of 2015. Beyond 2015, specific capital projects are less identified but are expected to include approximately $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $24 million from 2016-2019 to fully develop our natural gas working interests.

El Dorado Facility Expansion Projects

The El Dorado Facility has certain expansion projects underway. These expansion projects include an ammonia production plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment. The expected costs of these projects are outlined below, which planned amounts are included in the table above.

	Planned Capital Additions
	Capitalized To Date	2015			Total
		(In Millions)
Ammonia Plant	$128	$147	-	$172	$275	-	$300
Nitric Acid Plant and Concentrator	96	29	-	34	125	-	130
Other Support Infrastructure	36	49	-	54	85	-	90

	$260	$225	-	$260	$485	-	$520

Our El Dorado Facility produces nitric acid and agricultural and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity. We are constructing a 1,150 ton per day ammonia production plant at the El Dorado Facility, which we believe should eliminate the cost disadvantage, increase capacity, and the improve efficiency of the El Dorado Facility. The construction of this project is expected to be complete in late 2015 and operational in early 2016.

In addition, we are constructing a new 1,100 ton per day, 65% strength nitric acid plant and concentrator to replace the concentrated nitric acid capacity lost in May 2012. These plants are scheduled to begin production in the third quarter of 2015 and are designed to be more efficient and provide increased nitric acid production capacity.

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

Plant Turnarounds

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically result in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, such as major Turnaround maintenance, is mitigated through a diligent planning process that takes into the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $5.5 million in 2014 in connection with environmental projects. For 2015, we expect to incur expenses ranging from $4.6 million to $5.6 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. However, our Board of Directors has not made a decision whether or not to pay such dividends on our common stock in 2015.

During the first quarter of 2014, dividends totaling $300,000 were declared on our outstanding preferred stock and subsequently paid in 2014 using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board of Directors, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

In January 2015, our Board of Directors declared the following dividends:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, which were paid in February 2015, and

•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000, which were paid in February 2015.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Group. There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements”, the Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

Loan Agreements

Senior Secured Notes - On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 in a private transaction to qualified institutional buyers under Rule 144A and, outside of the U.S., pursuant to Regulation S of the Securities Act of 1933, as amended. In accordance with the registration rights agreement entered into at the time of the issuance of the Senior Secured Notes, LSB and the guarantor subsidiaries completed an exchange offer to exchange the Senior Secured Notes for substantially identical notes registered under the Securities Act. The registration statement for the exchange offer was declared effective by the SEC in May 2014, and the exchange offer was completed in June 2014. The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st. See footnote (B) under Note 9 of Notes to Consolidated Financial Statements included in this report for additional information on these notes.

Amended Working Capital Revolver Loan - Effective December 31, 2013, LSB and certain of its subsidiaries entered into an amendment to the existing senior secured revolving credit facility. Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and permits the Senior Secured Notes and the secured guarantees to be secured on a first-priority basis by the Priority Collateral and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan and provides that the Amended Working Capital Revolver Loan be secured on a second-priority basis by the Priority Collateral. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At December 31, 2014, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

At December 31, 2014, there were no outstanding borrowings under the Amended Working Capital Revolver Loan. At December 31, 2014, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $71.1 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Amended Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of December 31, 2014, as defined in the agreement, the fixed charge coverage ratio was 3.5 to 1. See footnote (A) under Note 9 of Notes to Consolidated Financial Statements included in this report for additional information on this loan.

Secured Promissory Note - On February 1, 2013, Zena, a subsidiary within our Chemical Business, entered into the Secured Promissory Note with a lender in the original principal amount of $35 million. The Secured Promissory Note follows the original acquisition by Zena of Working Interests in certain natural gas properties during October 2012. The proceeds of the

Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The Secured Promissory Note matures on February 1, 2016. Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points with a final balloon payment of $15.3 million due at maturity. Zena currently plans to fund the final balloon payment with cash on hand. The interest rate at December 31, 2014 was 3.23%. The loan is secured by the Working Interests and related properties and proceeds.

Seasonality

See discussion above under “Part1-Item 1 Business” for seasonality trends.

Related Party Transactions

See discussion above under “Liquidity and Capital Resources-Dividends” relating to the Golsen Group.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2014, we have agreed to indemnify the sureties for payments, up to $10.6 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2014 are summarized in the following table (1) (2):

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt:
Senior Secured Notes	$425,000	$—	$—	$—	$—	$425,000	$—
Capital leases	115	63	52	—	—	—	—
Other	32,203	10,617	18,115	477	2,994	—	—

Total long-term debt	457,318	10,680	18,167	477	2,994	425,000	—

Interest payments on long-term debt (3)	149,726	33,934	33,244	33,086	32,993	16,469	—
Interest rate contract (4)	671	562	109	—	—	—	—
El Dorado facility expansion projects (5)	260,000	260,000	—	—	—	—	—
Other capital expenditures (6)	86,000	86,000	—	—	—	—	—
Operating leases	25,129	5,367	4,474	4,177	3,909	3,397	3,805
Natural gas pipeline commitment (7)	14,600	1,787	1,787	1,787	1,787	1,787	5,665
Firm purchase commitments	46,243	40,107	6,136	—	—	—	—
Other contractual obligations	23,185	6,313	2,118	1,220	1,220	1,220	11,094
Other contractual obligations included in noncurrent accrued and other liabilities (8)	5,309	—	90	90	91	92	4,946

Total	$1,068,181	$444,750	$66,125	$40,837	$42,994	$447,965	$25,510

(1)	The table does not include amounts relating to future purchases of ammonia by EDC pursuant to a supply agreement through December 2015. The terms of this supply agreement do not include minimum volumes or take-or-pay provisions.
(2)	The table does not include our estimated accrued warranty costs of $8.8 million at December 31, 2014 as discussed below under “Critical Accounting Policies and Estimates”.
(3)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2014.
(4)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2014.
(5)	Capital expenditures are based on estimates (high end of range) at December 31, 2014.
(6)	Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2014 but exclude amounts relating to the El Dorado facility expansion projects.
(7)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(8)	The future cash flows relating to executive and death benefits are based on estimates at December 31, 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. For each of the last three years ended December 31, 2014, 2013, and 2012, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of December 31, 2014 could change in the near term. In addition, the more critical areas of financial reporting impacted by management’s judgment, estimates and assumptions include the following:

Accrued Warranty Costs – Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.

Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations at the time of sale using a percentage of sales and cost per unit of equipment, based upon our historical and estimated future warranty costs. We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, or component thereof, or project installation, when such costs are probable and reasonably estimable. It is reasonably possible that our estimated accrued warranty costs could change in the near and long term.

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

Since 2003, our residential products warranty carried a ten-year standard parts warranty on the refrigerant circuit (including air coils, compressors, thermal expansion valves, water coils, and reversing valves) and five-years on the other components (motors being the major component). In 2010, the warranty policy was amended to include a full ten-year standard parts and five-year standard labor warranty. Without a full ten-year experience on the other components (motors), there is a risk we could incur higher than projected warranty costs over the next five years.

At December 31, 2014 and 2013, our accrued product warranty obligations were $8.8 million and $7.3 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets. For 2014, 2013, and 2012, our warranty expense was $7.9 million, $7.4 million, and $6.7 million, respectively

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities (including the explosion at West, Texas) and related insurance coverage, if applicable, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or realizable and earned. We are a party to various litigation and other contingencies, the ultimate outcome of is not presently known. Should the ultimate outcome of these contingencies be adverse, such outcome could adversely impact our liquidity, capital resources and results of operations.

Regulatory Compliance – Our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. However, certain conditions exist which may result in a loss but which will only be resolved when future events occur relating to these matters. At December 31, 2014, liabilities totaling $0.4 million have been accrued relating to these issues as discussed under “Environmental, Health and Safety Matters” in Item 1 of this report. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.

Recognition of Insurance Recoveries – If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or realizable and earned. An insurance recovery in excess of recoverable costs relating to a business interruption claim is a reduction to cost of sales. An insurance recovery in excess of recoverable costs relating to a property insurance claim is included in property insurance recoveries in excess of losses incurred

Management’s judgment and estimates in the above areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia, natural gas, copper, and steel, changes in market interest rates and changes in market currency exchange rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At December 31, 2014, we had a $0.5 million amount of embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

Our Chemical Business buys substantial quantities of natural gas (as a feedstock) and platinum (as a catalyst in the manufacturing process) generally at market prices and our Climate Control Business buys substantial quantities of copper for use in manufacturing processes. As part of our raw material price risk management, periodically, our Chemical Business enters into firm purchase commitments and/or futures/forward contracts for natural gas and our Climate Control Business enters into futures contracts for copper. Our Chemical Business has also acquired working interests in natural gas properties to serve as an economic hedge against potential higher natural gas prices for a portion of our future natural gas requirements.

During 2014, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. A portion of these contracts are considered derivatives and are accounted for on a mark-to-market basis and a portion of these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.

At December 31, 2014, the natural gas contracts accounted for on a mark-to-market basis were for approximately 8.3 million MMBtu of natural gas. These contracts extend through June 2016 at a weighted-average cost of $3.24 per MMBtu ($26.8 million) and a weighted-average market value of $2.99 per MMBtu ($24.7 million).

At December 31, 2014, our futures/forward natural gas contracts which are exempt from mark-to-market accounting included the firm purchase commitments of approximately 2.9 million MMBtu of natural gas. These contracts extend through December 2015 at a weighted-average cost of $3.25 per MMBtu ($9.5 million) and a weighted-average market value of $3.01 per MMBtu ($8.8 million).

At December 31, 2014, our platinum contracts included 3,000 ounces of platinum, extend through April 2015 at a weighted-average cost of $1,224.26 per ounce ($3.67 million) and a weighted-average market value of $1,209.50 per ounce ($3.63 million).

At December 31, 2014, our futures/forward copper contracts included 1,750,000 pounds of copper, extend through May 2015 at a weighted-average cost of $2.98 per pound ($5.2 million) and a weighted-average market value of $2.82 per pound ($4.9 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At December 31, 2014, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At December 31, 2014, the fair value of this contract (unrealized loss) was $0.7 million.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2014:

	Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$6,968	$15,846					$22,814

Weighted-average interest rate	3.23%	3.23%					3.23%

Fixed interest rate debt	$3,712	$2,321	$477	$2,994	$425,000	$—	$434,504

Weighted-average interest rate	7.68%	7.71%	7.73%	7.74%	7.75%	—%	7.75%

Estimated future cash flows of interest rate swaps (2):
Variable to Fixed	$562	$109					$671

Weighted-average pay rate	3.23%	3.23%					3.23%

Weighted-average receive rate	0.42%	0.95%					0.53%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2014.
(2)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2014.

The following table presents our purchase commitments under firm purchase commitments and related weighted-average contract costs by contract terms as of December 31, 2014:

	Years ending December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
	(Dollars In Thousands, Except For Weighted Average Costs)
Firm purchase commitments:

Natural gas:
Total cost of contracts	$30,179	$6,136					$36,315

Weighted-average cost per MMBtu	$3.22	$3.37					$3.25

Copper:
Total cost of contracts	$5,212						$5,212

Weighted-average cost per pound	$2.98						$2.98

Platinum:
Total cost of contracts	$3,673						$3,673

Weighted-average cost per Troy oz.	$1,224.26						$1,224.26

Foreign Currency (1):
Total cost of contracts	$1,043						$1,043

Weighted-average contract exchange rate	1.27						1.27

(1)	Our commitments under these contracts are to pay in U.S. Dollars and receive approximately 819,000 Euros.

At December 31, 2014 and 2013, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At December 31, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million based on a quoted price of 104.0. At December 31, 2013, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $20 million based on the range of ask/bid prices (104.5 to 104.9) for these notes which were trades in a limited and low volume market as they were not registered at that time. These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2014, we began implementing a new enterprise resource planning system. We are implementing this system in discreet phases during the next few years. As a result, this implementation requires us to monitor and maintain appropriate internal control over financial reporting during this transition. It is possible that during each future phase of the implementation, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting. In addition, it is possible that during each phase of the implementation, we may make changes to our internal control over financial reporting that did not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of LSB Industries, Inc. and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;

•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;

•	the outlook our chemical products and related markets;

•	the amount, timing and impact on the nitrogen market from the current nitrogen expansion projects;

•	demand for our geothermal products;

•	the impact from the lack of non-seasonal volume in the Chemical Business;

•	competition is based upon service, price, location of production and distribution sites, and product quality and performance;

•	outlook for the coal industry;

•	availability of raw materials;

•	the result of our product and market diversification strategy for our Chemical Business;

•	leadership positions in certain product categories for our Climate Control Business;

•	shipment of backlog;

•	the impact from the ongoing Operational Excellence activities;

•	the results of our strategy for our Climate Control Business;

•	geothermal technology being one of the most energy efficient;

•	eliminating our external ammonia purchase requirements;

•	changes in domestic fertilizer production;

•	increasing output and capacity of our existing production facilities;

•	ability to moderate risk inherent in agricultural markets;

•	stimulating sales of our geothermal heat pump products, and other “green” products;

•	eliminating the current ammonia cost disadvantage;

•	improved sales in 2015 for our Climate Control Business;

•	the sources to fund our cash needs and how this cash will be used;

•	the ability to entering into the additional borrowings;

•	completing the ERP implemented in 2016;

•	completing the El Dorado expansion project during 2015;

•	the results from the El Dorado expansion project;

•	cost of our capital projects;

•	ability to pass to our customers cost increases in the form of higher prices;

•	sufficient sources for materials and components;

•	ability to obtain ammonia from other sources;

•	annual natural gas requirements;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;

•	when Turnarounds will be performed and completed;

•	costs of Turnarounds during 2015;

•	expenses in connection with environmental projects;

•	estimated accrued warranty costs could change in the near and long term;

•	projected warranty costs;

•	the impact of litigation and other contingencies;

•	the increase in depreciation, depletion and amortization;

•	costs and other negative effects relating to proxy contests;

•	if we should repurchase stock, we currently intend to fund any repurchases from our available working capital;

•	benefits from the El Dorado expansion projects; and

•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future,

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components,

•	limitations due to financial covenants;

•	changes in competition,

•	the loss of any significant customer,

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components,

•	material increases is cost of raw materials;

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	obtaining necessary permits;

•	third-party financing;

•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors”.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

AHRI - The Air-Conditioning, Heating and Refrigeration Institute.

Amended Working Capital Revolver Loan - The senior secured revolving credit facility, amended effective December 31, 2013.

AN - Ammonium nitrate.

ARO - Asset retirement obligation.

Bayer - Bayer MaterialScience LLC.

Bayer Agreement - A long-term contract that provides for a pass-through of certain costs, including the ammonia costs, plus a fixed dollar profit.

Baytown Facility - Bayer’s nitric acid production facility located in Baytown, Texas.

Borrowers - LSB and certain of its subsidiaries that are party to the Amended Working Capital Revolver Loan.

Carrier - Carrier Corporation.

Chemical Business - LSB’s business segment that manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets.

Cherokee Facility - Our chemical production facility located in Cherokee, Alabama.

Climate Control Business - LSB’s business segment manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.

CM - Climate Master, Inc.

CMFS - The Dodge Data & Analytics Construction Market Forecasting Service.

DEF - Diesel Exhaust Fluid.

DHS - The U.S. Department of Homeland Security.

DSN - A 98% strength nitric acid plant which was located at the El Dorado Facility

DOC - The U.S. Department of Commerce.

EDC - El Dorado Chemical Company.

EIA - The U.S. Energy Information Administration.

El Dorado Facility - Our chemical production facility located in El Dorado, Arkansas.

Environmental Laws - Numerous federal, state and local environmental laws.

EPA - The U.S. Environmental Protection Agency.

ERP - Enterprise resource planning.

GHP - Geothermal heat pump.

Golsen Group - Jack E. Golsen, our Executive Chairman of the Board of Directors, members of his immediate family, including Barry H. Golsen, our Chief Executive Officer and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Health Laws - Numerous federal, state and local health and safety laws.

Indenture - The agreement governing the Senior Secured Notes.

LSB - LSB Industries, Inc.

MA - A management alignment consisting of a structured process to identify the most critical improvement opportunities within a business, prioritize and staff the improvement activities and to align the entire organization around achieving those improvement objectives over the next twelve months.

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu - Million Metric British thermal units.

OEM - An original equipment manufacturer.

Orica - Orica International Pte Ltd.

PCC - Pryor Chemical Company.

PP&E - Plant, property and equipment.

Pryor Facility - Our chemical production facility located in Pryor, Oklahoma.

RIE - A rapid improvement event that is generally a week long, concentrated process that involves a cross functional team focused on improving a specific area of the business (or process).

SEC - The U.S. Securities and Exchange Commission.

Senior Secured Notes - The $425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019.

SG&A - Selling, general and administrative expense.

Turnaround - A planned major maintenance activity.

UAN - Urea ammonium nitrate.

U.S. - United States.

VSA - A value stream analysis that is a structured activity that helps visualize and document an entire business process flow and the interactions between functional departments. By creating a process map of the current state, the future state and identifying improvement opportunities, activity becomes the basis for an improvement plan.

WASDE - World Agricultural Supply and Demand Estimates Report

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2015.

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

(a)(3) Exhibits

3(i).1	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from Exhibit 3(i).1 to the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed February 28, 2013.

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014, which the Company hereby incorporates by reference from Exhibit 3.II to the Company’s Form 8-K, filed August 27, 2014. . See SEC file number 001-07677.

4.1	Specimen Certificate for the Company’s Series B Preferred Stock, having a par value of $100 per share, which the Company hereby incorporates by reference from Exhibit 4.27 to the Company’s Registration Statement No. 33-9848. See SEC file number 001-07677.

4.2	Specimen of Certificate of Series D 6% Cumulative, Convertible Class C Preferred Stock, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended December 31, 2010.
See SEC file number 001-07677.

4.3	Specimen Certificate for the Company’s Common Stock, which the Company incorporates by reference from Exhibit 4.4 to the Company’s Registration Statement No. 333-184995, filed November 6, 2012.

4.4	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, dated December 5, 2008.
See SEC file number 001-07677.

4.5	First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a., which the Company hereby incorporates by reference from Exhibit 4.3 to the Company’s Form 8-K, dated December 5, 2008. See SEC file number 001-07677.

4.6	Indenture, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein, UMB Bank, n.a., as trustee, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company’s Form 8-K, filed August 14, 2013.

4.7	Registration Rights Agreement, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein and Wells Fargo Securities, LLC, as representative of the initial purchasers named therein, which the Company hereby incorporates by reference from Exhibit 4.2 to the Company’s Form 8-K, filed August 14, 2013.

4.8	Second Amended and Restated Loan and Security Agreement, dated effective December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC, which the Company hereby incorporates by reference from Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended December 31, 2013, filed February 27, 2014.

4.9	Intercreditor Agreement by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 14, 2013.

10.1	Form of Death Benefit Plan Agreement between the Company and the employees covered under the plan, which the Company incorporates by reference from Exhibit 10.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2005. See SEC file number 001-07677.

10.2	The Company’s 1998 Stock Option and Incentive Plan, which the Company hereby incorporates by reference from Exhibit 10.44 to the Company’s Form 10-K for the fiscal year ended December 31, 1998. See SEC file number 001-07677.

10.3	LSB Industries, Inc. Outside Directors Stock Option Plan, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed October 23, 2014.

10.4	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-07677.

10.5	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form S-8, dated September 10, 2007. See SEC file number 001-07677.

10.6	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by the First Amendment effective June 5, 2014, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed June 11, 2014. See SEC file number 001-07677.

10.7	Non-Employee Director Compensation and Stock Ownership Policy, effective June 5, 2014, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed October 23, 2014.

10.8	Amendment to Severance Agreement, dated December 17, 2008, between Barry H. Golsen and the Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, dated December 23, 2008. See SEC file number 001-07677. Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request.

10.9	Employment Agreement and Amendment to Severance Agreement dated January 12, 1989, between the Company and Jack E. Golsen, dated March 21, 1996, (with Severance Agreement dated January 17, 1989 attached) as amended by the First Amendment to Employment Agreement, dated April 29, 2003, as amended by the Second Amendment to Employment Agreement, dated May 12, 2005, as amended by the Third Amendment to Employment and Severance Agreement, dated December 17, 2008, as amended by the Fourth Amendment to Employment Agreement, dated January 1, 2015.

10.10	Nitric Acid Supply Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.11	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience, LLC., which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.12	Third Amendment to Nitric Acid Supply, Operating and Maintenance Agreement between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC, dated June 25, 2013, which the Company hereby incorporates by reference from Exhibit 10.3 to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2013. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS SUBJECT OF A COMMISSION ORDER CF #30123, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.13	AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.27 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDERS CF #24842, DATED MARCH 25, 2010, AND CF #31968, DATED FEBRUARY 3, 2015 GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.14	First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 10.28 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. See SEC file number 001-07677.

10.15	Third Amendment to AN Supply Agreement, dated effective April 9, 2013, between El Dorado Chemical Company and Orica International Pte Ltd., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 1, 2013.

10.16	Agreement, dated effective August 1, 2013, between United Steel Workers of America International Union on behalf of LOCAL 13-434 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed October 11, 2013.

10.17	Agreement, dated effective October 17, 2013, between International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224 and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed October 11, 2013.

10.18	Agreement, dated November 12, 2013, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 13, 2014.

10.19	Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC, which the Company hereby incorporates by reference from Exhibit 2.1 to the Company’s Form 8-K, dated December 12, 2002. See SEC file number 001-07677.

10.20	Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC., which the Company hereby incorporates by reference from Exhibit 10.1b to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2010. See SEC file number 001-07677.

10.21	Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.49 to the Company’s Form 10-K for the fiscal year ended December 31, 2008. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28828, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.22	Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended December 31, 2009. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28827, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.23	Fifth Amendment to the Anhydrous Ammonia Sales Agreement, dated August 22, 2012, between KOCH Nitrogen International Sàrl and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 28, 2012. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF#28826, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.24	Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed May 13, 2009. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.25	Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 4, 2009. See SEC file number 001-07677. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.26	Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed May 13, 2009. See SEC file number 001-07677.

10.27	Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 10-Q, filed November 7, 2011.

10.28	Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company’s Form 10-Q, filed November 7, 2011.

10.29	Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed February 16, 2012.

10.30	Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed February 16, 2012.

10.31	Purchase and Sale Agreement, dated October 31, 2012, between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 2, 2012. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.32	Purchase and Sale Agreement, dated August 28, 2013, between Hat Creek Energy LLC, Citrus Energy Appalachia, LLC, Troy Energy Investments, LLC, and Zena Energy, L.L.C., which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed August 30, 2013. Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.33	Contract, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed December 6, 2012.

10.34	Engineering Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 10.1 to the Company’s Form 8-K, filed August 15, 2013.

10.35	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed November 12, 2013.

10.36	Construction Agreement-NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed November 12, 2013.

10.37	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed January 7, 2014.

10.38	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed February 7, 2013.

10.39	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed February 7, 2013.

10.40	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed February 7, 2013.

10.41	Agreement by and among the Company and Starboard Value LP, and certain of its affiliates, dated April 3, 2014, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed April 4, 2014.

10.42	Agreement by and among the Company and Engine Capital, L.P., Red Alder, LLC, and certain of their respective affiliates, dated April 3, 2014, which the Company hereby incorporates by reference from Exhibit 99.2 to the Company’s Form 8-K, filed April 4, 2014.

10.43	Consent Decree, dated May 28, 2014, by and among, LSB Industries, Inc., El Dorado Chemical Co., Cherokee Nitrogen Co., Pryor Chemical Co., El Dorado Nitrogen, L.P.; the U.S. Department of Justice, the U.S. Environmental Protection Agency, the Alabama Department of Environmental Management, and the Oklahoma Department of Environment Quality which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8K, filed June 3, 2014.

12.1	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

21.1	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Barry H. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Barry H. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Barry H. Golsen
February 27, 2015		Barry H. Golsen, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Barry H. Golsen
February 27, 2015		Barry H. Golsen, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Tony M. Shelby
February 27, 2015		Tony M. Shelby, Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 27, 2015		Harold L. Rieker Jr., Vice President and Corporate Controller (Principal Accounting Officer)

Dated:	By:	/s/ Jack E. Golsen
February 27, 2015		Jack E. Golsen, Executive Chairman of the Board of Directors

Dated:	By:	/s/ Webster L. Benham
February 27, 2015		Webster L. Benham, Director

Dated:	By:	/s/ Charles A. Burtch
February 27, 2015		Charles A. Burtch, Director

Dated:	By:	/s/ Robert A. Butkin
February 27, 2015		Robert A. Butkin, Director

Dated:	By:	/s/ Daniel D. Greenwell
February 27, 2015		Daniel D. Greenwell, Director

Dated:	By:	/s/ Robert H. Henry
February 27, 2015		Robert H. Henry, Director

Dated:	By:	/s/ Gail P. Lapidus
February 27, 2015		Gail P. Lapidus, Director

Dated:	By:	/s/ William F. Murdy
February 27, 2015		William F. Murdy, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 27, 2015		Richard S. Sanders Jr., Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma
February 27, 2015

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$186,811	$143,750
Restricted cash and cash equivalents	365	—
Short-term investments	14,500	—
Accounts receivable, net	88,074	80,570
Inventories	56,586	55,872
Supplies, prepaid items and other:
Prepaid insurance	13,752	15,073
Precious metals	12,838	14,927
Supplies	15,927	13,523
Prepaid and refundable income taxes	7,387	12,644
Other	5,438	3,867

Total supplies, prepaid items and other	55,342	60,034
Deferred income taxes	17,204	13,613

Total current assets	418,882	353,839

Property, plant and equipment, net	619,205	416,801

Other assets:
Noncurrent restricted cash and cash equivalents	45,969	80,974
Noncurrent restricted investments	25,000	209,990
Capitalized software costs, net	12,595	4,927
Other, net	15,354	16,566

Total other assets	98,918	312,457

	$1,137,005	$1,083,097

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2014	2013
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,456	$61,775
Short-term financing	11,955	13,749
Accrued and other liabilities	51,166	49,107
Current portion of long-term debt	10,680	9,262

Total current liabilities	155,257	133,893

Long-term debt	446,638	453,705

Noncurrent accrued and other liabilities	17,934	17,086

Deferred income taxes	83,128	66,698

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 26,968,212 shares issued (26,846,470 shares at December 31, 2013)	2,697	2,685
Capital in excess of par value	170,537	167,550
Retained earnings	286,188	266,854

	462,422	440,089

Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	434,048	411,715

	$1,137,005	$1,083,097

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
	(In Thousands, Except Per Share Amounts)
Net sales	$732,510	$679,287	$759,031
Cost of sales	579,155	535,731	575,295

Gross profit	153,355	143,556	183,736

Selling, general and administrative expense	103,886	100,674	89,988
Provisions for (recovery of) losses on accounts receivable	134	478	(214)
Property insurance recoveries in excess of losses incurred	(5,147)	(66,255)	—
Other expense (income), net	1,120	3,351	(1,693)

Operating income	53,362	105,308	95,655

Interest expense, net	21,599	13,986	4,237
Loss on extinguishment of debt	—	1,296	—
Non-operating other income, net	(281)	(100)	(281)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	32,044	90,126	91,699
Provisions for income taxes	12,400	35,421	33,594
Equity in earnings of affiliate	(79)	(436)	(681)

Income from continuing operations	19,723	55,141	58,786

Net loss from discontinued operations	89	179	182

Net income	19,634	54,962	58,604

Dividends on preferred stocks	300	300	300

Net income applicable to common stock	$19,334	$54,662	$58,304

Income (loss) per common share:
Basic:
Income from continuing operations	$0.86	$2.44	$2.62
Net loss from discontinued operations	—	(0.01)	(0.01)

Net income	$0.86	$2.43	$2.61

Diluted:
Income from continuing operations	$0.83	$2.34	$2.50
Net loss from discontinued operations	—	(0.01)	(0.01)

Net income	$0.83	$2.33	$2.49

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2011	26,638	$3,000	$2,664	$162,092	$153,888	$(28,374)	$293,270
Net income					58,604		58,604
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,652			1,652
Exercise of stock options	90		9	758			767
Excess income tax benefit associated with stock-based compensation				498			498
Conversion of 68 shares of redeemable preferred stock to common stock	3			6			6

Balance at December 31, 2012	26,731	3,000	2,673	165,006	212,192	(28,374)	354,497
Net income					54,962		54,962
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,542			1,542
Exercise of stock options	115		12	1,002			1,014

Balance at December 31, 2013	26,846	3,000	2,685	167,550	266,854	(28,374)	411,715
Net income					19,634		19,634
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,925			1,925
Exercise of stock options	122		12	1,062			1,074

Balance at December 31, 2014	26,968	$3,000	$2,697	$170,537	$286,188	$(28,374)	$434,048

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)
Cash flows from continuing operating activities
Net income	$19,634	$54,962	$58,604
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Net loss from discontinued operations	89	179	182
Deferred income taxes	12,839	35,289	245
Gains on property insurance recoveries associated with property, plant and equipment	(5,147)	(66,255)	—
Depreciation, depletion and amortization of property, plant and equipment	35,664	28,310	20,681
Other	5,479	4,819	4,614
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(7,637)	2,268	7,935
Inventories	(1,394)	8,203	(6,607)
Prepaid insurance	1,321	(5,073)	(4,096)
Prepaid and accrued income taxes	3,505	(13,278)	11,013
Other supplies, prepaid items and other	61	(4,975)	1,853
Accounts payable	(1,044)	(6,032)	980
Accrued interest	(37)	13,356	(6)
Customer deposits	1,333	(2,689)	3,684
Other current and noncurrent liabilities	2,078	4,971	389

Net cash provided by continuing operating activities	66,744	54,055	99,471

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(219,842)	(157,377)	(92,644)
Acquisition of working interests in natural gas properties	—	(9,205)	(50,219)
Proceeds from property insurance recovery associated with property, plant and equipment	5,147	66,437	11,415
Software and software development costs	(3,161)	(966)	(7)
Proceeds from sales of property and equipment	662	1,459	307
Proceeds from short-term investments	14,500	—	20,037
Purchases of short-term investments	(29,000)	—	(10,032)
Proceeds from noncurrent restricted cash and cash equivalents	200,111	—	—
Deposits of current and noncurrent restricted cash and cash equivalents	(165,471)	(80,943)	—
Proceeds from noncurrent restricted investments	259,990	—	—
Purchases of noncurrent restricted investments	(75,000)	(209,990)	—
Other investing activities	41	962	(526)

Net cash used by continuing investing activities	(12,023)	(389,623)	(121,669)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2014	2013	2012
	(In Thousands)

Cash flows from continuing financing activities
Proceeds from senior secured notes, net of pay off of secured term loan and fees	$—	$350,957	$—
Proceeds from other long-term debt, net of fees	—	39,825	—
Payments on other long-term debt	(10,473)	(12,647)	(7,019)
Payments of debt issuance costs	—	(1,872)	(88)
Proceeds from short-term financing	14,346	16,385	11,192
Payments on short-term financing	(16,140)	(11,890)	(7,584)
Proceeds from revolving debt facility	—	—	209,238
Payments on revolving debt facility	—	—	(209,238)
Payments on loans secured by cash value of life insurance policies	—	—	(1,918)
Proceeds from exercises of stock options	1,074	1,014	767
Excess income tax benefit associated with stock-based compensation	—	—	498
Acquisition of redeemable preferred stock	—	—	(39)
Dividends paid on preferred stocks	(300)	(300)	(300)

Net cash provided (used) by continuing financing activities	(11,493)	381,472	(4,491)
Cash flows of discontinued operations:
Operating cash flows	(167)	(174)	(220)

Net increase (decrease) in cash and cash equivalents	43,061	45,730	(26,909)

Cash and cash equivalents at beginning of year	143,750	98,020	124,929

Cash and cash equivalents at end of year	$186,811	$143,750	$98,020

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

Reclassifications - Reclassifications have been made in our consolidated balance sheet at December 31, 2013 to conform to our consolidated balance sheet at December 31, 2014, which reclassifications expand and combine certain noncurrent other asset line items. These reclassifications did not impact the total amount of noncurrent other assets at December 31, 2013. In addition, reclassifications have been made in our consolidated statement of cash flows for 2012 and 2013 to conform to our consolidated statement of cash flows for 2014, which reclassifications expand an operating activity line item and combine various investing activities line items. These reclassifications did not impact the total amount of net cash provided by continuing operating activities or net cash used by continuing investing activities for 2012 and 2013.

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

Cash and Cash Equivalents - Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity of 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value.

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

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value). Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. Additionally, we review inventories and record inventory reserves for slow-moving inventory items to state them at net realizable value.

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

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2014 and 2013, we had no long-lived assets classified as assets held for sale.

Noncurrent Restricted Cash and Cash Equivalents - Noncurrent restricted cash and cash equivalents consists of balances that are designated by us for specific purposes relating to capital projects.

Noncurrent Restricted Investments - Noncurrent restricted investments consist of investment balances that are designated by us for specific purposes relating to capital projects. At December 31, 2014, the balance includes an investment in a certificate of deposit with an original maturity no longer than approximately 26 weeks. The investment is carried at cost, which approximates fair value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risks for Cash, Cash Equivalents, and Investments at Financial Institutions – Financial instruments relating to cash, cash equivalents, and investments (certificates of deposits), classified as both current and noncurrent, potentially subject us to concentrations of credit risk. At December 31, 2014, the total balance of these financial instruments exceeded the FDIC-insured limits by approximately $39 million. All of these financial instruments were held by financial institutions within the U.S.

Capitalized Software – Capitalized software primarily relates to implementing a new enterprise resource planning software (ERP) for internal use and is stated at cost, net of accumulated amortization. Capitalized software costs include software purchase costs and internal and external costs for implementing software. For financial reporting purposes, amortization of capitalized software costs is computed using the straight-line method over the estimated useful lives of the software, which is primarily eight years. During 2014 and 2013, interest cost capitalized in capitalized software was $0.5 million and $0.1 million, respectively (none in 2012). No provision for amortization is made until such time as the relevant assets are placed into service. Amortization expense related to capitalized software was $0.4 million for 2014, minimal in 2013 (none in 2012). Estimated amortization related to capitalized software for each of the subsequent five years, 2015 through 2019, is $1.2 million, $2.2 million, $2.7 million, $2.7 million and $2.6 million, respectively. The estimated amortization is based on management’s expected ERP implementation completion during the fourth quarter of 2016.

Capitalized Interest - Interest cost on borrowings incurred during a significant construction or development project is capitalized. Capitalized interest is added to the underlying asset and amortized over the estimated useful lives of the assets.

Goodwill - Goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. Reporting units are one level below the business segment level. No impairments of goodwill were incurred in 2014, 2013, or 2012. Goodwill relates to business acquisitions in prior periods in the following business segments:

	December 31,
	2014	2013
	(In Thousands)
Chemical	$1,621	$1,621
Climate Control	103	103

Total goodwill	$1,724	$1,724

Short-Term Financing - Our short-term financing relates primarily to agreements entered into to finance a portion of our annual premiums for certain of our insurance policies.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us. Revenue relating to construction contracts is recognized using the percentage-of-completion method based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Sales of extended warranty contracts are recognized as revenue ratably over the life of the contract. See discussion above under “Accrued Warranty Costs” for our accounting policy for recognizing warranty expense.

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

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions. Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, professional fees, office and occupancy costs associated with the sales, marketing and administrative functions. SG&A also includes certain handling costs directly related to product being shipped to customers in our Chemical Business and outbound freight in our Climate Control Business. The Chemical Business’ handling costs primarily consist of personnel costs for loading product into transportation equipment, rent and maintenance costs related to the transportation equipment, and certain indirect costs.

Shipping and Handling Costs – Shipping and handling costs included in net sales and SG&A for each business segment are as follows:

	2014	2013	2012
	(In Thousands)
Chemical:
Shipping costs - Net sales (1)	$28,736	$21,954	$23,395

Handling costs - SG&A (2)	$5,481	$5,437	$5,746

Climate Control:
Shipping and handling costs - SG&A (2)	$10,146	$9,520	$8,897

(1)	These costs relate to amounts billed to our customers.
(2)	See discussions above under “Selling, General and Administrative Expense.”

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1. Summary of Significant Accounting Policies (continued)

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred. These costs, primarily relating to our Climate Control Business, are as follows.

	2014	2013	2012
	(In Thousands)
Advertising costs	$3,095	$3,157	$3,365

Derivatives, Hedges, Financial Instruments and Carbon Credits - Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset. We have the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet. We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2014 and 2013.

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

Income per Common Share - Net income applicable to common stock is computed by adjusting net income by the amount of preferred stock dividends and dividend requirements, if applicable. Basic income per common share is based upon net income applicable to common stock and the weighted-average number of common shares outstanding during each year. Diluted income per share is based on net income applicable to common stock plus preferred stock dividends and dividend requirements on preferred stock assumed to be converted, if dilutive, and the weighted-average number of common shares and dilutive common equivalent shares outstanding, and the assumed conversion of dilutive convertible securities outstanding.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	2014	2013	2012
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income:	$19,634	$54,962	$58,604
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)

Total dividends on preferred stocks	(300)	(300)	(300)

Numerator for basic net income per common share - net income applicable to common stock	19,334	54,662	58,304
Dividends on preferred stocks assumed to be converted, if dilutive	300	300	300

Numerator for diluted net income per common share	$19,634	$54,962	$58,604

Denominator:
Denominator for basic net income per common share - weighted-average shares	22,575,053	22,465,176	22,359,967
Effect of dilutive securities:
Convertible preferred stocks	916,666	916,666	917,006
Stock options	175,751	215,124	261,596

Dilutive potential common shares	1,092,417	1,131,790	1,178,602

Denominator for dilutive net income per common share - adjusted weighted-average shares and assumed conversions	23,667,470	23,596,966	23,538,569

Basic net income per common share	$0.86	$2.43	$2.61

Diluted net income per common share	$0.83	$2.33	$2.49

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	2014	2013	2012
Stock options	392,314	246,391	254,000

3. Accounts Receivable

	December 31,
	2014	2013
	(In Thousands)
Trade receivables	$86,402	$77,899
Insurance claims	—	1,865
Other	2,498	1,633

	88,900	81,397
Allowance for doubtful accounts	(826)	(827)

	$88,074	$80,570

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien or band protection in the Climate Control Business. Sales to other customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Concentrations of credit risk with respect to trade

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Accounts Receivable (continued)

receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business. Ten customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 32% of our total net receivables at December 31, 2014.

One of our subsidiaries, El Dorado Chemical Company (“EDC”), is party to an agreement with Bank of America, N.A. (the “Bank”) to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2015, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of December 31, 2014, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

4. Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)
December 31, 2014:
Chemical products	$19,354	$—	$2,147	$21,501
Climate Control products	5,521	2,763	23,458	31,742
Industrial machinery and components	3,343	—	—	3,343

	$28,218	$2,763	$25,605	$56,586

December 31, 2013:
Chemical products	$18,744	$—	$2,593	$21,337
Climate Control products	7,552	2,838	21,278	31,668
Industrial machinery and components	2,867	—	—	2,867

	$29,163	$2,838	$23,871	$55,872

At December 31, 2014 and 2013, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,653,000 and $1,389,000, respectively. In addition, because cost exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories provided by our Chemical Business were $1,976,000 and $1,623,000 at December 31, 2014 and 2013, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5. Property, Plant and Equipment

	Useful lives in years	December 31,
		2014	2013
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$360,222	$319,088
Proved natural gas properties	*	72,529	66,764
Buildings and improvements	8 - 30	55,975	48,379
Furniture, fixtures and store equipment	5 - 10	6,492	6,933
Assets under capital leases	5	240	1,672
Land improvements	10 - 40	7,125	6,214
Construction in progress	N/A	292,324	110,376
Capital spare parts	N/A	8,722	9,718
Land	N/A	9,780	9,780

		813,409	578,924
Less accumulated depreciation, depletion and amortization		194,204	162,123

		$619,205	$416,801

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-30 years); production, fabrication, and assembly equipment (7-15 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years). At December 31, 2014 and 2013, assets capitalized under capital leases consist of machinery and equipment. Accumulated amortization for assets capitalized under capital leases were $28,000 and $714,000 at December 31, 2014 and 2013, respectively. During 2014 and 2013, interest cost capitalized in PP&E was $13,586,000 and $3,861,000, respectively.

*	See information concerning natural gas properties included in PP&E in Note 1- Summary of Significant Accounting Policies.

6. Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2014	2013
	(In Thousands)
Accrued interest	$13,888	$13,925
Accrued warranty costs	8,817	7,297
Accrued payroll and benefits	8,743	8,981
Deferred revenue on extended warranty contracts	7,806	7,407
Customer deposits	6,833	5,500
Other	23,013	23,083

	69,100	66,193
Less noncurrent portion	17,934	17,086

Current portion of accrued and other liabilities	$51,166	$49,107

7. Accrued Warranty Costs

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship. Generally for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Accrued Warranty Costs (continued)

to five years from the date of shipment for labor associated with the repair. The warranty provides that most equipment is required to be returned to the factory or an authorized representative and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase, or a specific product may be sold with, an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$7,297	$6,172	$5,370
Amounts charged to SG&A	7,923	7,388	6,710
Costs incurred	(6,403)	(6,263)	(5,908)

Balance at end of year	$8,817	$7,297	$6,172

8. Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our AROs. In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At December 31, 2014 and 2013, our accrued liability for AROs was $340,000 and $304,000, respectively.

9. Long-Term Debt

	December 31,
	2014	2013
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note, with a current interest rate of 3.23% (C)	22,814	29,555
Other, with a current weighted-average interest rate of 4.22%, most of which is secured primarily by machinery and equipment	9,504	8,412

	457,318	462,967
Less current portion of long-term debt (D)	10,680	9,262

Long-term debt due after one year (D)	$446,638	$453,705

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%. At December 31, 2014, the interest rate was 3.75% based on LIBOR. Interest is paid monthly, if applicable.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit. All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan. As of December 31, 2014, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $71.1 million. Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

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

The Senior Secured Notes will be effectively senior to all existing and future unsecured debt of LSB and the guarantors to the extent of the value of the property and assets subject to liens (“Collateral”) and will effectively be senior to all existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral (“Priority Collateral”).

The Senior Secured Notes will secured be on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the two unsecured guarantors) and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the two unsecured guarantors), in each case subject to certain liens permitted under the Indenture. The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantors with respect to any obligations under any equally ranked lien obligations subsequently incurred. At December 31, 2014, the carrying value of the assets secured on a first-priority basis was approximately $607 million and the carrying value of the assets secured on a second-priority basis was approximately $136 million.

The Senior Secured Notes will effectively subordinated to all of LSB and the guarantors’ existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral securing such debt and to any of LSB and the guarantors’ existing and future indebtedness that is secured by liens that are not part of the Collateral. The Senior Secured Notes will be structurally subordinated to all of the existing and future indebtedness, preferred stock obligations and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Secured Notes in the future.

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

The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to:

•	incur additional indebtedness;

•	pay dividends;

•	repurchase LSB common and preferred stocks;

•	make investments;

•	repay certain indebtedness;

•	create liens on, sell or otherwise dispose of our assets;

•	engage in mergers, consolidations or other forms of recapitalization;

•	engage in sale-leaseback transactions; or

•	engage in certain affiliate transactions.

In 2013, approximately $67.2 million of the proceeds from Senior Secured Notes was used to pay all outstanding borrowings, including a prepayment premium, under a secured term loan facility. As a result of the payoff of the secured term loan facility, we incurred a loss on extinguishment of debt of $1.3 million in 2013, consisting of the prepayment premium and writing off unamortized debt issuance costs.

(C) On February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note followed the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The Secured Promissory Note matures on February 1, 2016.

Principal and interest are payable monthly based on a five-year amortization at a defined LIBOR rate plus 300 basis points with a final balloon payment of $15.3 million due at maturity. The interest rate at December 31, 2014 was 3.23%. The loan is secured by the Working Interests and related properties and proceeds.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Long-Term Debt (continued)

(D) Maturities of long-term debt for each of the five years after December 31, 2014 are as follows (in thousands):

2015	$10,680
2016	18,167
2017	477
2018	2,994
2019	425,000
Thereafter	—

$457,318

10. Income Taxes

Provisions for income taxes are as follows:

	2014	2013	2012
	(In Thousands)
Current:
Federal	$(1,452)	$(1,225)	$28,654
State	1,013	1,357	4,695

Total Current	$(439)	$132	$33,349

Deferred:
Federal	$12,278	$32,197	$559
State	561	3,092	(314)

Total Deferred	$12,839	$35,289	$245

Provisions for income taxes	$12,400	$35,421	$33,594

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For 2013 and in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012. Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law reduced the current provision for 2013 and impacted the effective tax rate for 2013. The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions.

The deferred tax provision results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. At December 31, 2014, our gross amount of the investment tax credits available to offset state income taxes was minimal. These investment tax credits do not expire and carryforward indefinitely. The gross amount of federal tax credits was $2.1 million. These credits carryforward for 20 years and begin expiring in 2034.

We utilized approximately $5.9 million, $0.1 million and $0.1 million of state NOL carryforwards to reduce tax liabilities in 2014, 2013 and 2012, respectively. At December 31, 2014, we have remaining federal and state tax NOL carryforwards of $33.6 million and $58.5 million, respectively, which amounts exclude the NOL carryforwards that are related to unrecognized tax benefits and stock compensation that have not been recognized in accordance with GAAP. Additionally, we had approximately $2.8 million of alternative minimum tax (“AMT”) NOL carryforwards available as a deduction against future AMT income. The federal and state NOL carryforwards begin expiring in 2033 and 2014, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits. For 2014, 2013 and 2012, we determined it was more-likely-than-not that approximately $8.1 million, $8.3 million and $6.8 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $0.3 million for each of the respective years.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income. Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes. As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings. The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $0.5 million in 2012 (none in 2014 and 2013), which is included in the net change in capital in excess of par value rather than a decrease in the provision for income taxes.

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable. The amounts included in the federal and state NOL carryforwards but not reflected in deferred tax assets at December 31, 2014 totaled $3.1 million and $1.7 million, respectively. At December 31, 2014 and 2013, we had $1.1 million and $0.5 million, respectively of unrecognized federal and state tax benefits resulting from the exercise of NSOs.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2014	2013
	(In Thousands)
Deferred tax assets
Allowance for doubtful accounts	$823	$755
Asset impairment	226	782
Inventory	2,447	2,168
Deferred compensation	3,914	3,977
Other accrued liabilities	7,195	6,429
Hedging	1,218	467
Net operating loss carryforwards	13,874	12,046
Other	3,700	3,823

Total deferred tax assets	33,397	30,447
Less valuation allowance on deferred tax assets	(292)	(298)

Net deferred tax assets	$33,105	$30,149

Deferred tax liabilities
Property, plant and equipment	$92,962	$77,126
Prepaid and other insurance reserves	5,452	5,182
Investment in unconsolidated affiliate	64	239
Other	551	687

Total deferred tax liabilities	$99,029	$83,234

Net deferred tax liabilities	$(65,924)	$(53,085)

Consolidated balance sheet classification:
Net current deferred tax assets	$17,204	$13,613
Net noncurrent deferred tax liabilities	(83,128)	(66,698)

Net deferred tax liabilities	$(65,924)	$(53,085)

Net deferred tax liabilities by tax jurisdiction:
Federal	$(60,696)	$(48,503)
State	(5,228)	(4,582)

Net deferred tax liabilities	$(65,924)	$(53,085)

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

	2014	2013	2012
	(In Thousands)
Provisions for income taxes at federal statutory rate	$11,263	$31,697	$32,391
State current and deferred income taxes	1,497	3,916	3,533
Domestic production activities deduction	—	—	(1,933)
Effect of tax return to tax provision reconciliation	(110)	(318)	(216)
Other	(250)	126	(181)

Provisions for income taxes	$12,400	$35,421	$33,594

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2014	2013	2012
	(In Thousands)
Balance at beginning of year	$2,409	$2,292	$709
Additions based on tax positions related to the current year	45	97	131
Additions based on tax positions of prior years	367	255	1,937
Reductions for tax positions of prior years	(1,411)	(123)	(485)
Settlements	(753)	(112)	—

Balance at end of year	$657	$2,409	$2,292

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant impact on our results of operations or the financial condition. The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $160,000, $204,000, and $236,000, net of federal expense, in 2014, 2013, and 2012, respectively.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. During 2014, we recognized a recovery of $518,000 in interest expense and penalties associated with the reduction of unrecognized tax positions. During 2013 and 2012, we recognized $121,000 and $430,000, respectively, in interest and penalties associated with unrecognized tax benefits. We had approximately $67,000 and $585,000 accrued for interest and penalties at December 31, 2014 and 2013, respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2011-2013 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During 2014, we settled the examination with the IRS for the tax years 2008-2010 with no material changes to our financial position, results of operations and cash flow.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies

Operating Leases - We lease certain PP&E under non-cancelable operating leases. Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 2014, are as follows:

Operating Leases
2015	$5,367
2016	4,474
2017	4,177
2018	3,909
2019	3,397
Thereafter	3,805

Total minimum lease payments	$25,129

Expenses associated with our operating lease agreements, including month-to-month leases, were $7,425,000 in 2014, $6,401,000 in 2013, and $6,830,000 in 2012. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments - We have the following significant purchase and sales commitments.

Bayer Agreement - Subsidiaries within our Chemical Business, El Dorado Nitric Company and its subsidiaries (“EDN”) and EDC, are party to an agreement (the “Bayer Agreement”) with Bayer MaterialScience LLC (“Bayer”). EDN operates Bayer’s nitric acid plant (the “Baytown Facility”) located within Bayer’s chemical manufacturing complex. Under the terms of the Bayer Agreement, Bayer purchases from EDN all of Bayer’s requirements for nitric acid for use in Bayer’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit. In addition, EDN is responsible for the maintenance and operation of the Baytown Facility. If there is a change in control of EDN, Bayer has the right to terminate the Bayer Agreement upon payment of certain fees to EDN. The Bayer Agreement expires in June 2021, with options for renewal.

Anhydrous ammonia purchase agreement - EDC is party to an anhydrous ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”). Under the agreement, Koch agrees to supply certain of EDC’s requirements of anhydrous ammonia through December 31, 2015. The terms of this agreement do not include minimum volumes or take-or-pay provisions.

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

Natural gas gathering agreements – Zena owns approximately 12% working interest in certain natural gas properties but is not the operator of these properties. The operator of the natural gas wells developed on these properties has contractually agreed to deliver a minimum daily quantity of natural gas to a certain gathering and pipeline system through December 2026 to ensure capacity availability on that system. This gathering agreement effectively requires a daily minimum demand charge. As a result, Zena’s proportionate share of the annual minimum demand charges is approximately $8.9 million for the next five years and approximately $5.7 million thereafter for a total of approximately $14.6 million.

Other purchase and sales commitments - See Note 12 - Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2014. During 2014, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at certain of our chemical facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2014, our purchase commitments under these contracts included approximately 2.9 million MMBtu of natural gas. These contracts extend through December 2015 at a weighted-average cost of $3.25 per MMBtu ($9.5 million) and a weighted-average market value of $3.01 per MMBtu ($8.8 million). In addition, we had standby letters of credit outstanding of approximately $2.6 million at December 31, 2014. We also had deposits from customers of $6.8 million for forward sales commitments, most of which relate to our Chemical Business at December 31, 2014.

Notification of Termination of Sales Commitment - Ammonium nitrate supply agreement—Pursuant to a long-term cost-plus supply agreement, EDC has agreed to supply Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade ammonium nitrate (“AN”) produced at our El Dorado Facility. The agreement includes a provision for Orica to pay for product not taken. The agreement also includes a required notice of termination of one year, with the termination date to be no sooner than April 9, 2015. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC will not renew the agreement on or after April 9, 2015.

Planned Capital Additions – A subsidiary of EDC is party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $275 million to $300 million, of which $128 million has been incurred and capitalized at December 31, 2014.

EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant (“Nitric Acid Plant”) to be constructed at our El Dorado Facility. EDC is also party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project ranges from $125 million to $130 million, of which $96 million has been incurred and capitalized at December 31, 2014.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually. The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2014, we have agreed to indemnify the sureties for payments, up to $10.6 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

Universal Shelf Registration Statement - In November 2012, we filed a universal shelf registration statement on Form S-3, with the SEC. The shelf registration statement provides that we could offer and sell up to $200 million of our securities consisting of equity (common and preferred), debt (senior and subordinated), warrants and units, or a combination thereof. The shelf registration statement expires in November 2015 unless we decide to file a post effective amendment.

Employment and Severance Agreements - We have an employment agreement and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $15.8 million at December 31, 2014.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Legal Matters - Following is a summary of certain legal matters involving the Company:

A.	Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws (“Environmental Laws”) and to other laws regarding health and safety matters (“Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of December 31, 2014, our accrued liabilities for environmental matters totaled $408,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 8 - Asset Retirement Obligations.

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

The El Dorado Facility is subject to a state National Pollutant Discharge Elimination System (“NPDES”) discharge water permit issued by the Arkansas Department of Environmental Quality (“ADEQ”). The El Dorado Facility is currently operating under an NPDES discharge water permit, which became effective in 2004 (“2004 NPDES permit”). In 2010, a preliminary draft of a discharge water permit renewal for the El Dorado Facility, which contains more restrictive limits, was issued by the ADEQ.

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals will continue to be an issue as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013), via a pipeline constructed by the City of El Dorado, Arkansas.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through 2010. The DOJ advised that some action would be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC. The cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at December 31, 2014.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

In addition, the El Dorado Facility is currently operating under a consent administrative order (“2006 CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at December 31, 2014, in connection with this matter.

2.	Air Matters

One of our subsidiaries, PCC, within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality, (“ODEQ”) is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma (the “Pryor Facility”) was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. Pursuant to the request of the ODEQ, PCC submitted information and a report to the ODEQ as to the reports filed by the Pryor Facility relating to the air emissions in question. In 2013, investigators with the ODEQ obtained documents from the Pryor Facility in connection with this investigation pursuant to a search warrant and interviewed several employees at the facility. PCC has cooperated with the ODEQ in connection with this investigation. As of December 31, 2014, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3.	Other Environmental Matters

In 2002, two subsidiaries within our Chemical Business sold substantially all of their operating assets relating to a Kansas chemical facility (“Hallowell Facility”) but retained ownership of the real property. Even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and develop a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

The successor (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

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

In addition during 2010, the Kansas Department of Health and Environment (“KDHE”) notified our subsidiary and Chevron that the Hallowell Facility has been referred to the KDHE’s Natural Resources Trustee, which is to consider and recommend restoration, replacement and/or whether to seek compensation. KDHE will consider the recommendations in its evaluation. Currently, it is unknown what remediation and damages the KDHE would require, if any, but we believe that certain remediation activities will be required to begin during 2015. The ultimate required remediation, if any, is unknown. The nature and extent of a portion of the requirements are also not currently defined, and the associated costs (or range of costs) are not currently reasonably estimable. Therefore, no liability has been established at December 31, 2014, in connection with the KDHE’s Natural Resources Trustee matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

B.	Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”), located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. There have been certain responses to discovery in connection with the pending lawsuits that possibly some of the AN products at West Fertilizer at the time of the explosion may have been produced by EDC. In 2014, EDC and LSB were named as defendants, together with other AN manufactures and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. Our legal counsel in this matter has represented to us that while it is extremely early in this litigation, they believe our chances of ultimately confirming the merits of EDC’s legal position are probable. However, if there is an adverse outcome in this matter as to EDC, we are unable to estimate a possible range of loss at this time. As of December 31, 2014, no liability has been established in connection with this matter, but we have incurred professional fees up to our self-insured retention amount.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 per claim. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At December 31, 2014, our accrued general liability insurance claims were $541,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At December 31, 2014, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract and an interest rate swap contract. At December 31, 2013, the valuations of contracts classified as Level 2 related to an interest rate swap contract.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At December 31, 2014, the valuation inputs included the contractual weighted-average cost of $3.24 per MMBtu and the estimated weighted-average market value of $2.99 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.27 and the total estimated market exchange rate of 1.22 (U.S. Dollar/Euro). For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At December 31, 2014, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.53%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At December 31, 2014 and 2013, the valuations ($2.50 and $1.00 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas and platinum used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At December 31, 2014, our futures/forward copper contracts include 1,750,000 pounds of copper, extend through May 2015 at a weighted-average cost of $2.98 per pound. At December 31, 2013, we did not have any futures/forward copper contracts. At December 31, 2014, our futures/forward natural gas contracts (accounted for on a mark-to-market basis) include approximately 8,279,000 MMBtu of natural gas, extend through June 2016 at a weighted-average cost of $3.24 per MMBtu. At December 31, 2013, our futures/forward natural gas contracts include 1,530,000 MMBtu of natural gas, extend through October 2014 at a weighted-average cost of $3.98 per MMBtu. At December 31, 2014, our futures/forward platinum contracts include 3,000 ounces of platinum, extend through April 2015 at a weighted-average cost of $1,224.26 per ounce. At December 31, 2013, we did not have any futures/forward platinum contracts. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. At December 31, 2014, our foreign exchange contract was for the receipt of approximately 819,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro). At December 31, 2013, we did not have any foreign exchange contracts. These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During each of the three years ended December 31, 2014, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At December 31, 2014 and 2013, we had approximately 1,112,000 and 1,284,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

		Fair Value Measurements at December 31, 2014 Using
Description	Total Fair Value at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2013
			(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$—	$—	$—	$—	$31
Carbon credits	2,779	—	—	2,779	1,284

Total	$2,779	$—	$—	$2,779	$1,315

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$2,440	$316	$2,124	$—	$—
Contractual obligations - carbon credits	2,779	—	—	2,779	1,284
Interest rate contracts	671	—	671	—	1,240
Foreign exchange contracts	44	—	44	—	—

Total	$5,934	$316	$2,839	$2,779	$2,524

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below except for certain futures/forward natural gas contracts (an asset with an estimated fair value of $31,000 at December 31, 2013) that were transferred from Level 1 to Level 2 since a portion of these contracts were expected to be settled on dates that quoted prices were not available. As a result, we are utilizing observable market data other than quoted prices to value these contracts. The classification transfer of the contracts was deemed to occur in the first quarter of 2014. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2014	2013	2012	2014	2013	2012
	(In Thousands)
Beginning balance	$1,284	$91	$42	$(1,284)	$(91)	$(42)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	3,089	1,233	876	(2,799)	(1,233)	(721)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(1,594)	(40)	(827)	—	—	—
Settlements	—	—	—	1,304	40	672

Ending balance	$2,779	$1,284	$91	$(2,779)	$(1,284)	$(91)

Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$2,110	$1,193	$78	$(2,110)	$(1,193)	$(78)

Net gains (losses) included in earnings and the income statement classifications are as follows:

	2014	2013	2012
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales - Undesignated commodities contracts	$(1,198)	$(244)	$14
Cost of sales - Undesignated foreign exchange contracts	(49)	—	(19)
Other income - Carbon credits	3,089	1,233	876
Other expense - Contractual obligations relating to carbon credits	(2,799)	(1,233)	(721)
Interest expense - Undesignated interest rate contracts	(71)	(33)	(523)

Total net losses included in earnings	$(1,028)	$(277)	$(373)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12. Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At December 31, 2014 and 2013, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At December 31, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million based on a quoted price of 104.0. At December 31, 2013, the estimated fair value of the Senior Secured Notes exceeded the carrying by approximately $20 million based on a range of ask/bid prices (104.5 to 104.9). These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 8 - Asset Retirement Obligations.

13. Stockholders’ Equity

2008 Stock Incentive Plan - During 2014, our stockholders approved an amendment to our Incentive Stock Plan (the “2008 Plan”). As amended, the total number of shares of our common stock for which awards may be granted under the 2008 Plan is 1,975,000 shares, subject to adjustment. Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies. An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions. The 2008 Plan is being administered by the compensation and stock option committee (the “Committee”) of our Board of Directors.

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

Outside Director Stock Option Plan - In addition to the 2008 Plan discussed above, we have an Outside Director Stock Option Plan (the “Outside Director Plan”). The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board of Directors who is not an officer or employee of LSB or its subsidiaries.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

The Outside Director Plan also provides that each outside director may elect to receive all or any portion of his or her director fee for services rendered as a director of LSB in shares of LSB’s common stock, provided that the outside director elects to receive shares in payment of his or her director fee each calendar quarter.

Stock-Based Compensation - During 2014, the Committee approved the grants under the 2008 Plan of 489,000 shares of stock options (the “2014 Options”) to certain employees. The exercise price of the 2014 Options was equal to the market value of our common stock at the date of grant. The 2014 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year. The 2014 Options expire in 2024. The fair value for the 2014 Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date. During 2013 and 2012, the Committee did not grant any awards under the 2008 Plan.

The fair value for the 2014 Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;

•	a dividend yield based on historical data;

•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and

•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2014	2013	2012
Weighted-average risk-free interest rate	1.83%	N/A	N/A
Dividend yield	—	N/A	N/A
Weighted-average expected volatility	45.18%	N/A	N/A
Total weighted-average expected forfeiture rate	7.88%	N/A	N/A
Weighted-average expected life (years)	5.90	N/A	N/A
Total weighted-average remaining vesting period in years (1)	5.83	2.45	3.38
Total fair value of options granted	$7,262,000	N/A	N/A
Stock-based compensation expense - Cost of sales (1)	$255,000	$227,000	$278,000
Stock-based compensation expense - SG&A (1)	$1,660,000	$1,315,000	$1,374,000
Income tax benefit (1)	$(747,000)	$(601,000)	$(603,000)

(1)	Information relates to stock options granted since 2006.

At December 31, 2014, the total stock-based compensation expense not yet recognized is $9,072,000 relating to non-vested stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.

Stock Option Plans and Grants - At December 31, 2014, we have options outstanding under a 1998 Stock Option Plan (“1998 Plan”) and the 2008 Plan as discussed above. The 1998 Plan has expired, and accordingly, no additional options may be granted from the 1998 Plan. Options granted prior to the expiration of this plan continue to remain valid thereafter in accordance with their terms. The exercise price of the outstanding options granted under the 1998 and 2008 Plans was equal to the market value of our common stock at the date of grant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

The following information relates to our stock option plans:

	December 31, 2014
	2008 Plan	1998 Plan	Outside Director Plan
Maximum number of securities for issuance	1,975,000	N/A	400,000
Number of awards available to be granted	869,170	N/A	280,000
Number of options outstanding	828,848	7,000	—
Number of options exercisable	228,748	7,000	—

In addition to our stock option plans, in 2006 our stockholders approved the grant of 450,000 shares of stock options (the “2006 Options”) to certain Climate Control Business employees. The exercise price of the 2006 Options is $8.01 per share. At December 31, 2014, there were 120,000 options outstanding related to the 2006 Options, of which 30,000 are exercisable.

The following information relates to our stock options:

	2014
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	599,630	$18.57
Granted	489,000	$33.13
Exercised	(121,742)	$8.82
Cancelled, forfeited or expired	(11,040)	$33.71

Outstanding at end of year	955,848	$27.09

Exercisable at end of year	265,748	$19.36

	2014	2013	2012
Weighted-average fair value per option granted during year	$14.85	N/A	N/A

Total intrinsic value of options exercised during the year	$3,461,000	$2,970,000	$2,469,000

Total fair value of options vested during the year	$1,502,000	$1,565,000	$1,592,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Stockholders’ Equity (continued)

	Stock Options Outstanding At December 31, 2014
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 5.10	7,000	0.92	$5.10	$184,000
$ 7.86 - $8.17	162,950	2.19	$7.97	3,825,000
$ 9.69 - $9.97	75,248	3.73	$9.69	1,636,000
$29.99 - $34.50	710,650	8.81	$33.53	8,000

$ 5.10 - $34.50	955,848	7.22	$27.09	$5,653,000

	Stock Options Exercisable At December 31, 2014
Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 5.10	7,000	0.92	$5.10	$184,000
$ 7.86 - $8.17	72,950	2.73	$7.92	1,716,000
$ 9.69 - $9.97	75,248	3.73	$9.69	1,636,000
$29.99 - $34.50	110,550	6.80	$34.40	4,000

$ 5.10 - $34.50	265,748	4.66	$19.36	$3,540,000

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

Other – As of December 31, 2014, we have reserved 1.9 million shares of common stock issuable upon potential conversion of preferred stocks and stock options pursuant to their respective terms.

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

Cash Dividends Paid – During 2014, 2013 and 2012, we paid the following cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share) and

•	$60,000 on the Series D Preferred ($0.06 per share).

At December 31, 2014, there were no dividends in arrears.

Other - At December 31, 2014, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 4,000,000 shares of no par value preferred stock. Upon issuance, our Board of Directors will determine the specific terms and conditions of such preferred stock.

15. Executive Benefit Agreements and Employee Savings Plans

We are party to various individual benefit agreements (“1992 Agreements”) and death benefit agreements (“1981 Agreements”) with certain key executives and a death benefit agreement (“2005 Agreement”) with our Executive Chairman. The 1992 Agreements provide for annual benefit payments for life (in addition to salary) payable in monthly installments when the employee reaches age 65. In addition, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement a monthly amount as specified in the agreement over a ten-year period. These benefits are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death. The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

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

The 2005 Agreement provides that, upon our Executive Chairman’s death, we will pay to our Executive Chairman’s designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on our Executive Chairman’s life that are owned by us. We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit. The benefit under the 2005 Agreement is not contingent upon continued employment and may be amended at any time by written agreement executed by the Executive Chairman and the Company.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Executive Benefit Agreements and Employee Savings Plans (continued)

The following table includes information about these agreements:

	December 31,
	2014	2013
	(In Thousands)
Total undiscounted death benefits	$6,417	$6,417

Total accrued death benefits	$4,054	$4,121

Total undiscounted executive benefits	$1,900	$1,904

Total accrued executive benefits	$1,363	$1,280

		December 31,
	2014	2013	2012
		(In Thousands)
Costs associated with executive benefits included in SG&A, net	$166	$(2)	$186

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

	December 31,
	2014	2013
	(In Thousands)
Total face value of life insurance policies	$26,242	$26,242

Total cash surrender values of life insurance policies	$6,936	$6,184

	2014	2013	2012
	(In Thousands)
Cost of life insurance premiums	$1,224	$1,159	$851
Increases in cash surrender values	(752)	(745)	(479)

Net cost of life insurance premiums included in SG&A	$472	$414	$372

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We do not presently contribute to this plan except for certain employees within the Chemical Business, which amounts were not material for each of the three years ended December 31, 2014.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Other Expense, Income and Non-Operating Other Income, net

	2014	2013	2012
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	$2,799	$1,233	$721
Losses on sales and disposals of property and equipment	1,312	737	996
Dismantle and demolition expense (1)	559	2,578	—
Miscellaneous penalties	18	824	112
Miscellaneous expense	197	302	289

Total other expense	$4,885	$5,674	$2,118

Other income:
Realized and unrealized gains on carbon credits	$3,089	$1,233	$876
Settlements of litigation and potential litigation (2)	—	545	2,303
Miscellaneous income	676	545	632

Total other income	$3,765	$2,323	$3,811

Other expense (income), net	$1,120	$3,351	$(1,693)

Non-operating other expense (income), net:
Interest income	$(301)	$(165)	$(87)
Miscellaneous income	—	(1)	(263)
Miscellaneous expense	20	66	69

Total non-operating other income, net	$(281)	$(100)	$(281)

(1)	Amount relates to the dismantling and demolition of certain plant and equipment at our chemical facilities.
(2)	Amounts relate primarily to settlements reached with certain vendors of our Chemical Business.

17. Segment Information

Factors Used by Management to Identify the Enterprise’s Reportable Segments and Measurement of Segment Income or Loss and Segment Assets

We have three operating segments (business segments) but only two reportable segments: the Chemical Business and the Climate Control Business. A reportable segment may include several business units that offer similar products and services. The reportable segments are managed separately from each other because they manufacture and distribute distinct products with different production processes.

We evaluate performance and allocate resources based on operating results. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

Chemical Business -The Chemical Business segment primarily manufactures and sells:

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Segment Information (continued)

During the last three years, our Chemical Business encountered a number of significant issues including an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November 2012, unplanned downtime at the Cherokee Facility in December 2014, and numerous mechanical issues at the Pryor Facility, all resulting in lost production and causing an adverse effect on our sales and operating income for the periods presented. Also see footnotes (2) and (3) below and Note 20 – Property and Business Interruption Insurance Claims and Recoveries relating to business interruption and property insurance recoveries.

Other products relate to working interests in certain natural gas properties. In 2012 and 2013, a subsidiary within our Chemical Business acquired these working interests. Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of anhydrous ammonia, management considers these acquisitions as economic hedges against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements. We report the working interests as part of the Chemical Business reportable segment. All of our natural gas producing activities are within the United States (in Pennsylvania).

As of December 31, 2014, our Chemical Business employed 545 persons, with 166 represented by unions under agreements, which will expire in November of 2016 through October of 2018.

Climate Control Business - The Climate Control Business segment manufactures and sells the following variety of heating, ventilation, and air conditioning (“HVAC”) products:

•	water source and geothermal heat pumps,

•	hydronic fan coils, and

•	other HVAC products including large custom air handlers, modular geothermal and other chillers and other products and services.

These HVAC products are primarily for use in commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems. Our various facilities located in Oklahoma City, Oklahoma comprise substantially all of the Climate Control segment’s operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world.

Other - The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users located primarily in North America.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Segment Information (continued)

Information about our continuing operations in different business segments is detailed below.

	2014	2013	2012
	(In Thousands)
Net sales:
Chemical (1):
Agricultural products	$215,523	$167,614	$217,329
Industrial acids and other chemical products	160,104	141,936	162,498
Mining products	67,043	63,042	96,538
Other products	12,232	8,077	1,448

Total Chemical	454,902	380,669	477,813

Climate Control:
Water source and geothermal heat pumps	168,804	183,757	162,697
Hydronic fan coils	61,307	64,541	55,812
Other HVAC products	35,247	36,720	47,662

Total Climate Control	265,358	285,018	266,171
Other	12,250	13,600	15,047

	$732,510	$679,287	$759,031

Gross profit:
Chemical (1) (2)	$66,565	$46,165	$97,692
Climate Control	82,443	92,907	80,981
Other	4,347	4,484	5,063

	$153,355	$143,556	$183,736

Operating income:
Chemical (1) (2) (3)	$51,281	$87,784	$82,101
Climate Control	21,675	30,386	25,834
Other	1,771	1,699	2,091
General corporate expenses (4)	(21,365)	(14,561)	(14,371)

	53,362	105,308	95,655
Interest expense, net (5)	21,599	13,986	4,237
Losses on extinguishment of debt	—	1,296	—
Non-operating expense (income), net:
Chemical	(249)	(1)	(1)
Climate Control	—	(1)	(1)
Corporate and other business operations	(32)	(98)	(279)
Provisions for income taxes	12,400	35,421	33,594
Equity in earnings of affiliate - Climate Control	(79)	(436)	(681)

Income from continuing operations	$19,723	$55,141	$58,786

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Segment Information (continued)

(1)	As discussed above under “Chemical Business”, during the last three years, our Chemical Business encountered a number of significant issues at certain of our facilities resulting in lost production and adverse effects on operating results. However, some of these issues were covered by our business interruption and property insurance policies.
(2)	For 2014, 2013, and 2012, we recognized business interruption insurance recoveries, of which $22.9 million, $28.4 million, and $7.3 million, respectively, were classified as reductions to cost of sales.
(3)	For 2014 and 2013, we recognized property insurance recoveries, of which $5.1 million and $66.3 million, were classified as property insurance recoveries in excess of losses incurred (none for 2012).
(4)	General corporate expenses consist of the following:

	2014	2013	2012
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(8,434)	$(8,096)	$(8,110)
Fees and expenses relating to certain activist shareholders’ proposals (A)	$(4,163)	$—	$—
Professional fees	(4,536)	(4,813)	(4,116)
All other	(4,312)	(2,208)	(2,533)

Total selling, general and adminsitrative	(21,445)	(15,117)	(14,759)
Other income	97	584	388
Other expense	(17)	(28)	—

Total general corporate expenses	$(21,365)	$(14,561)	$(14,371)

(A)	During the first quarter of 2014, we incurred fees and expenses in evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid a proxy contest in 2014.

(5)	For 2014, 2013 and 2012, interest expense is net of capitalized interest of $14.1 million, $4.0 million and $0.4 million, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Segment Information (continued)

Information about our PP&E and total assets by business segment is detailed below:

	2014	2013	2012
	(In Thousands)
Depreciation, depletion and amortization of PP&E:
Chemical	$30,364	$23,497	$16,355
Climate Control	4,946	4,707	4,250
Other	34	49	32
Corporate assets	320	57	44

Total depreciation, depletion and amortization of PP&E	$35,664	$28,310	$20,681

Additions to PP&E:
Chemical	$238,070	$160,343	$141,399
Climate Control	1,859	5,576	5,816
Other	27	65	889
Corporate	148	435	2,701

Total additions to PP&E	$240,104	$166,419	$150,805

Total assets at December 31:
Chemical	$929,745	$842,725	$394,479
Climate Control	133,183	159,960	139,526
Other	5,960	6,832	8,204
Corporate	68,117	73,580	34,403

Total assets	$1,137,005	$1,083,097	$576,612

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17. Segment Information (continued)

Net sales to unaffiliated customers are to U.S. customers except foreign export sales as follows:

Geographic Area	2014	2013	2012
		(In Thousands)
Canada	$19,334	$19,976	$21,079
Other	12,642	14,178	11,091

	$31,976	$34,154	$32,170

In general, foreign export sales are attributed based upon the location of the customer.

18. Related Party Transactions

In 2014, 2013 and 2012, we paid annual dividends totaling $300,000 on our Series B Preferred and our Series D Preferred. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

19. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2014	2013	2012
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other	$21,063	$451	$4,325
Income taxes, net	$(3,999)	$13,320	$21,766

Noncash investing and financing activities:
Insurance claims receivable associated with property, plant and equipment	$—	$249	$546
Other assets, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$34,636	$14,465	$15,522
Accounts payable, long-term debt associated with additions of capitalized internal-use software and software development	$5,303	$4,011	$—
Secured term loan extinguished	$—	$66,563	$—
Debt issuance costs incurred associated with senior secured notes	$—	$6,498	$—
Debt issuance costs written off associated with secured term loan	$—	$630	$—
Prepayment premium incurred associated with secured term loan	$—	$666	$—

20. Property and Business Interruption Insurance Claims and Recoveries

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20. Property and Business Interruption Insurance Claims and Recoveries (continued)

In October 2013, we settled these claims with our insurance carriers for the aggregate amount of $113 million. For financial reporting purposes, we allocated $90.7 million to our property insurance claim and $22.3 million to our business interruption claim primarily based on negotiations with our insurance carriers concerning our claims.

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

In 2013, we received business interruption insurance recovery of $15 million and was applied against recoverable costs (primarily relating to additional expenses associated with purchased product sold or used in products sold to our customers while our facility was being repaired) totaling $13.6 million as a reduction to cost of sales. The insurance recovery in excess of recoverable costs of $1.4 million was deferred (included in deferred gain on insurance recoveries at December 31, 2013) since this amount relates to lost profits, which is considered a gain contingency.

In January 2014, we settled the claim with our insurance carriers for the aggregate amount of approximately $43.5 million (of which approximately $36.5 million relates to the business interruption claim), comprised of $15 million previously paid to us in 2013 and $28.5 million paid to us in 2014. The $43.5 million settlement amount is net of our $2.5 million property insurance deductible. As a result, an insurance recovery of approximately $28 million was recognized as income associated with this settlement in 2014.

21. Subsequent Event

Dividends Declared on Preferred Stock – In January 2015, our Board of Directors declared dividends totaling $300,000 on our Series B Preferred and our Series D Preferred, which dividends were paid in February 2015. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2014 (1)
Net sales	$178,525	$201,662	$171,046	$181,277

Gross profit (2)	$48,722	$48,869	$24,386	$31,378

Income (loss) from continuing operations (2) (3) (4)	$11,643	$11,134	$(3,772)	$718
Net loss (income) from discontinued operations	2	21	5	61

Net income (loss)	$11,641	$11,113	$(3,777)	$657

Net income (loss) applicable to common stock	$11,341	$11,113	$(3,777)	$657

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.50	$0.49	$(0.17)	$0.03
Net loss from discontinued operations	—	—	—	—

Net income (loss)	$0.50	$0.49	$(0.17)	$0.03

Diluted:
Income (loss) from continuing operations	$0.49	$0.47	$(0.17)	$0.03
Net loss from discontinued operations	—	—	—	—

Net income (loss)	$0.49	$0.47	$(0.17)	$0.03

2013 (1)
Net sales	$150,679	$202,223	$177,350	$149,035

Gross profit (2)	$25,422	$38,659	$48,909	$30,566

Income (loss) from continuing operations (2) (3) (4)	$(68)	$7,486	$10,250	$37,473
Net loss (income) from discontinued operations	—	59	(10)	130

Net income (loss)	$(68)	$7,427	$10,260	$37,343

Net income (loss) applicable to common stock	$(368)	$7,427	$10,260	$37,343

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.02)	$0.33	$0.46	$1.67
Net loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.02)	$0.33	$0.46	$1.66

Diluted:
Income (loss) from continuing operations	$(0.02)	$0.31	$0.43	$1.59
Net loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(0.02)	$0.31	$0.43	$1.58

(1)	During 2013 and 2014, our Chemical Business encountered a number of significant issues including the impact on production relating to an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, which replacement construction is underway, a pipe rupture that damaged the ammonia plant at the Cherokee Facility in November 2012, unplanned downtime at the Cherokee Facility in December 2014, and numerous mechanical issues at the Pryor Facility, all resulting in lost production and significant adverse effect on 2013 and 2014 operating results.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited) (continued)

(2)	The following items increased (decreased) gross profit and income from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Business interruption insurance recoveries:
2014	$22,836	$—	$—	$—

2013	$10,810	$3,400	$4,227	$10,203

Undesignated commodities contracts:
2014	$2,216	$(105)	$(214)	$(3,095)

2013	$(162)	$(113)	$—	$31

Turnaround costs: (A)
2014	$(330)	$(840)	$(5,215)	$(105)

2013	$(1,587)	$(1,398)	$24	$(2,112)

Precious metals recoveries:
2013	$—	$—	$4,493	$—

(3) The following items increased income from continuing operations:

Property insurance recoveries:
2014	$5,147	$—	$—	$—

2013	$—	$—	$255	$66,000

(4) The following item decreased income from continuing operations:

Fees and expenses relating to certain activist shareholders’ proposals:
2014	$4,163	$—	$—	$—

Interest expense, net:
2014	$6,708	$5,671	$5,079	$4,141

2013	$731	$536	$5,395	$7,324

(A)	Turnaround costs do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013, and 2012

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2014	$827	$134	$135	$826

2013	$636	$478	$287	$827

2012	$955	$(214)	$105	$636

Inventory-reserve for slow-moving items:
2014	$1,389	$325	$61	$1,653

2013	$1,818	$249	$678	$1,389

2012	$1,767	$181	$130	$1,818

Supplies-reserve for slow-moving items:
2014	$721	$379	$172	$928

2013	$722	$—	$1	$721

2012	$899	$12	$189	$722

Notes receivable - allowance for doubtful accounts:
2014	$970	$—	$—	$970

2013	$970	$—	$—	$970

2012	$970	$—	$—	$970

Deferred tax assets - valuation allowance:
2014	$298	$—	$6	$292

2013	$273	$25	$—	$298

2012	$344	$—	$71	$273

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.