Form 10-Q
period 2015-03-31
LSB INDUSTRIES INC
filed 2015-05-08
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the Registrant’s voting common stock, as of April 30, 2015 was 22,733,357 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2015 is unaudited)

	March 31, 2015	December 31, 2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$161,558	$186,811
Restricted cash and cash equivalents	396	365
Short-term investments	24,500	14,500
Accounts receivable, net	90,402	88,074
Inventories:
Finished goods	27,558	28,218
Work in progress	3,061	2,763
Raw materials	29,077	25,605

Total inventories	59,696	56,586
Supplies, prepaid items and other:
Prepaid insurance	10,008	13,752
Precious metals	11,541	12,838
Supplies	16,430	15,927
Prepaid and refundable income taxes	2,754	7,387
Other	5,237	5,438

Total supplies, prepaid items and other	45,970	55,342
Deferred income taxes	16,934	17,204

Total current assets	399,456	418,882

Property, plant and equipment, net	687,047	619,205

Other assets:
Noncurrent restricted cash and cash equivalents	—	45,969
Noncurrent restricted investments	25,000	25,000
Other, net	29,066	27,949

Total other assets	54,066	98,918

	$1,140,569	$1,137,005

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2015 is unaudited)

	March 31, 2015	December 31, 2014
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,544	$81,456
Short-term financing	8,389	11,955
Accrued and other liabilities	37,696	51,166
Current portion of long-term debt	25,499	10,680

Total current liabilities	164,128	155,257

Long-term debt	430,237	446,638

Noncurrent accrued and other liabilities	18,234	17,934

Deferred income taxes	86,034	83,128

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 27,044,903 shares issued (26,968,212 shares at December 31, 2014)	2,704	2,697
Capital in excess of par value	172,069	170,537
Retained earnings	292,537	286,188

	470,310	462,422
Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	441,936	434,048

	$1,140,569	$1,137,005

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31, 2015 and 2014

	2015	2014
	(In Thousands, Except Per Share Amounts)
Net sales	$193,858	$178,525
Cost of sales	151,499	129,803

Gross profit	42,359	48,722

Selling, general and administrative expense	28,191	27,658
Provision for (recovery of) losses on accounts receivable	22	(159)
Property insurance recoveries in excess of losses incurred	—	(5,147)
Other expense (income), net	(77)	509

Operating income	14,223	25,861

Interest expense, net	3,398	6,708
Non-operating other income, net	(35)	(77)

Income from continuing operations before provisions for income taxes and equity in earnings of affiliate	10,860	19,230
Provisions for income taxes	4,181	7,654
Equity in earnings of affiliate	—	(67)

Income from continuing operations	6,679	11,643

Net loss from discontinued operations	30	2

Net income	6,649	11,641

Dividends on preferred stocks	300	300

Net income applicable to common stock	$6,349	$11,341

Weighted-average common shares:
Basic	22,675	22,533

Diluted	23,047	23,640

Income per common share:
Basic	$0.28	$0.50

Diluted	$0.28	$0.49

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Three Months Ended March 31, 2015

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2014	26,968	$3,000	$2,697	$170,537	$286,188	$(28,374)	$434,048
Net income					6,649		6,649
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				619			619
Exercise of stock options	75		7	735			742
Common stock issued for services	2			49			49
Excess income tax benefit associated with stock-based compensation				129			129

Balance at March 31, 2015	27,045	$3,000	$2,704	$172,069	$292,537	$(28,374)	$441,936

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31, 2015

	2015	2014
	(In Thousands)
Cash flows from continuing operating activities
Net income	$6,649	$11,641
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Deferred income taxes	3,176	5,999
Gains on property insurance recoveries associated with property, plant and equipment	—	(5,147)
Depreciation, depletion and amortization of property, plant and equipment	9,001	8,679
Other	(795)	(111)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(2,348)	(9,876)
Inventories	(1,477)	150
Prepaid insurance	3,744	3,772
Prepaid and accrued income taxes	4,640	8,247
Other supplies, prepaid items and other	932	3,540
Accounts payable	1,629	8,179
Accrued interest	(8,086)	(7,547)
Customer deposits	(3,003)	(322)
Other current and noncurrent liabilities	(1,459)	(5,515)
Deferred gain on insurance recoveries	—	(1,383)

Net cash provided by continuing operating activities	12,603	20,306

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(66,837)	(45,308)
Proceeds from property insurance recovery associated with property, plant and equipment	—	5,147
Purchases of short-term investments	(10,000)	—
Proceeds from noncurrent restricted cash and cash equivalents	45,969	—
Deposits of current and noncurrent restricted cash and cash equivalents	(31)	(165,106)
Proceeds from noncurrent restricted investments	—	209,990
Other investing activities	(1,049)	386

Net cash provided (used) by continuing investing activities	(31,948)	5,109

Cash flows from continuing financing activities
Payments on long-term debt	(2,881)	(2,322)
Payments on short-term financing	(3,566)	(4,073)
Proceeds from exercises of stock options	742	78
Excess income tax benefit associated with stock-based compensation	129	300
Dividends paid on preferred stocks	(300)	(300)

Net cash used by continuing financing activities	(5,876)	(6,317)
Cash flows of discontinued operations:
Operating cash flows	(32)	(65)

Net increase (decrease) in cash and cash equivalents	(25,253)	19,033

Cash and cash equivalents at beginning of period	186,811	143,750

Cash and cash equivalents at end of period	$161,558	$162,783

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

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

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.

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

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity no more than 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value.

Noncurrent Restricted Cash and Cash Equivalents - Noncurrent restricted cash and cash equivalents consisted of balances that were designated by us for specific purposes relating to capital projects.

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

Concentration of Credit Risks for Cash, Cash Equivalents, and Investments at Financial Institutions – Financial instruments relating to cash, cash equivalents, and investments (certificates of deposits) potentially subject us to concentrations of credit risk. At March 31, 2015, the total balance of these financial instruments exceeded the FDIC-insured limits by approximately $49.0 million. All of these financial instruments were held by financial institutions within the U.S.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The original effective date for us of this standard is January 1, 2017. However, the FASB has proposed a one-year deferral of the effective date to January 1, 2018 with the option to early adopt using the original effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

	Three Months Ended March 31,
	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income:	$6,649	$11,641
Dividends on Series B Preferred	(240)	(240)
Dividends on Series D Preferred	(60)	(60)

Total dividends on preferred stocks	(300)	(300)

Numerator for basic net income per common share - net income applicable to common stock	6,349	11,341
Dividends on preferred stocks assumed to be converted, if dilutive	60	300

Numerator for diluted net income per common share	$6,409	$11,641

Denominator:
Denominator for basic net income per common share - weighted- average shares	22,674,739	22,532,522
Effect of dilutive securities:
Convertible preferred stocks	250,000	916,666
Stock options	121,763	190,519

Dilutive potential common shares	371,763	1,107,185

Denominator for dilutive net income per common share - adjusted weighted-average shares and assumed conversions	23,046,502	23,639,707

Basic net income per common share	$0.28	$0.50

Diluted net income per common share	$0.28	$0.49

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
	2015	2014
Convertible preferred stocks	666,666	—
Stock options	700,388	280,000

	1,367,054	280,000

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable

	March 31, 2015	December 31, 2014
	(In Thousands)
Trade receivables	$88,927	$86,402
Other	2,335	2,498

	91,262	88,900
Allowance for doubtful accounts	(860)	(826)

	$90,402	$88,074

One of our subsidiaries, El Dorado Chemical Company is party to an agreement with Bank of America, N.A. to sell our accounts receivables generated from product sales to a certain customer. We agreed to enter into this agreement as a courtesy to this customer. The term of this agreement matures in August 2015, with renewal options, but either party has an option to terminate the agreement pursuant to the terms of the agreement. In addition, we amended our sales agreement with the customer to offer extended payment terms under the condition that they pay an extended payment terms premium equal to the discount taken by the Bank when the accounts receivables are sold. Thus, there is no gain or loss from the sale of these receivables to the Bank. We have no continuing involvement or risks associated with the transferred accounts receivable. Pursuant to the terms of the agreement, EDC is to receive payment from the Bank no later than one business day after the Bank’s acceptance of EDC’s offer to sell the accounts receivables. As of March 31, 2015, EDC has been paid by the Bank for the accounts receivables sold to the Bank. We account for these transfers as sales under ASC 860 – Transfers and Servicing.

Note 4: Inventories

At March 31, 2015 and December 31, 2014, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,775,000 and $1,653,000, respectively. In addition, because cost exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories provided by our Chemical Business were $221,000 and $1,976,000 at March 31, 2015 and December 31, 2014, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	March 31, 2015	December 31, 2014
	(In Thousands)
Accrued warranty costs	$9,034	$8,817
Deferred revenue on extended warranty contracts	7,923	7,806
Accrued payroll and benefits	7,075	8,743
Accrued interest	5,802	13,888
Customer deposits	3,830	6,833
Other	22,266	23,013

	55,930	69,100
Less noncurrent portion	18,234	17,934

Current portion of accrued and other liabilities	$37,696	$51,166

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Balance at beginning of period	$8,817	$7,297
Amounts charged to SG&A	2,099	2,227
Costs incurred	(1,882)	(1,946)

Balance at end of period	$9,034	$7,578

Note 7: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At March 31, 2015 and December 31, 2014, our accrued liability for AROs was $368,000 and $340,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note due 2016, with a current interest rate of 3.26%	21,091	22,814
Other, with a current weighted-average interest rate of 4.34%, most of which is secured primarily by machinery and equipment	9,645	9,504

	455,736	457,318
Less current portion of long-term debt	25,499	10,680

Long-term debt due after one year	$430,237	$446,638

(A)	Pursuant to the terms of the Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. As of March 31, 2015, the amount available for borrowing under the Working Capital Revolver Loan was approximately $75.6 million. In addition, the Working Capital Revolver Loan and the Senior Secured Notes are cross collateralized as discussed in (B) below. The Working Capital Revolver Loan will mature on April 13, 2018.
(B)	The 7.75% Senior Secured Notes due 2019 bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st. The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except two, being senior secured guarantees and two being senior unsecured guarantees. The Senior Secured Notes rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Working Capital Revolver Loan discussed above, and are senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.

Note 9: Commitments and Contingencies

Termination of Sales Commitment - Ammonium nitrate supply agreement—Pursuant to a long-term cost-plus supply agreement, EDC agreed to supply Orica International Pte Ltd with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility. The agreement included a provision for Orica to pay for product not taken. The agreement also included a required notice of termination of one year, with the termination date to be no sooner than April 9, 2015. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC would not renew the agreement. As a result, the agreement was terminated on April 9, 2015.

Planned Capital Additions – A subsidiary of EDC is party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $275 million to $300 million, of which $172 million has been incurred and capitalized at March 31, 2015.

EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at our El Dorado Facility. EDC is also party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project ranges from $125 million to $130 million, of which $105 million has been incurred and capitalized at March 31, 2015.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

Legal Matters - Following is a summary of certain legal matters involving the Company:

A.	Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters. In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of March 31, 2015, our accrued liabilities for environmental matters totaled $514,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7 - Asset Retirement Obligations.

1.	Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized by the United States Environmental Protection Agency, subject to oversight by the EPA. These permits limit the type and amount of effluents that can be discharged and controls the method of such discharge. The following are discharge water matters in relation to the respective permits.

The El Dorado Facility is subject to a state National Pollutant Discharge Elimination System discharge water permit issued by the Arkansas Department of Environmental Quality. The El Dorado Facility is currently operating under an NPDES discharge water permit, which became effective in 2004. In 2010, a preliminary draft of a discharge water permit renewal for the El Dorado Facility, which contains more restrictive limits, was issued by the ADEQ.

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013), via a pipeline constructed by the City of El Dorado, Arkansas.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice, relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through 2010. The DOJ advised that some action would be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC. As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at March 31, 2015.

In addition, the El Dorado Facility is currently operating under a consent administrative order that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The risk assessment was submitted in August 2007. The final

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at March 31, 2015, in connection with this matter.

2.	Air Matters

One of our subsidiaries, PCC, within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. PCC has cooperated with the ODEQ in connection with this investigation. As of March 31, 2015, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3.	Other Environmental Matters

During May 2014, the EPA conducted a Risk Management inspection of our Cherokee Facility. During October 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection listing eleven alleged violations. Our Cherokee Facility has had numerous conference calls and provided the EPA with written responses. During a March 2015 conference call with the EPA, the EPA provided our Cherokee Facility with some preliminary penalties as a result of the alleged violations. We anticipate receiving a formal notice of violation during 2015 from the EPA, which notice will state the amount of the penalty that the EPA will assert against the Cherokee Facility. As a result, we have accrued an estimated amount for penalties of approximately $112,000, which is included in our accrued liabilities for environmental matters discussed above.

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

The successor of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Environmental Quality, subject to reallocation.

Our subsidiary and Chevron are pursuing with the state of Kansas, including the Kansas Department of Health and Environmental, a corrective action strategy relating to the Hallowell Facility. This strategy currently includes a long-term surface and groundwater monitoring to track the natural decline in contamination. During December 2014, the KDHE approved a corrective action study work plan, and the KDHE is to consider and recommend restoration or replacement pursuant to the work plan and/or whether to seek compensation. The KDHE will consider the recommendations in its evaluation. Currently, it is unknown what remediation and damages the KDHE would require, if any, but we believe that certain remediation activities will be required to begin during 2016. The ultimate required remediation, if any, is currently unknown. Our subsidiary and Chevron have retained an environmental consultant to perform the corrective action study work plan as to the appropriate method to remediate the Hallowell Facility, which study is not scheduled to be completed until the end of 2015. We have been advised by our consultant that until the study has been completed there are too many unknowns to have a meaningful and reliable estimate as to the cost of the remediation. We have accrued for our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value. As more information becomes available relating to the study during 2015, our estimated accrual will be refined.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

B.	Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. There have been certain responses to discovery in connection with the pending lawsuits that possibly some of the AN products at West Fertilizer at the time of the explosion may have been produced by EDC. In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations, with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. Our legal counsel in this matter has represented to us that while it is extremely early in this litigation, they believe our chances of ultimately confirming the merits of EDC’s legal position are probable. However, if there is an adverse outcome in this matter as to EDC, we are unable to estimate a possible range of loss at this time. As of March 31, 2015, no liability has been established in connection with this matter, but we have incurred professional fees up to our self-insured retention amount.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 or $500,000 per claim, depending on the policy period. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At March 31, 2015, our accrued general liability insurance claims were $576,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At March 31, 2015, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract and an interest rate swap contract.

For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At March 31, 2015, the valuation inputs included the contractual weighted-average cost of $3.09 per MMBtu and the estimated weighted-average market value of $2.73 per MMBtu.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.27 and the total estimated market exchange rate of 1.07 (U.S. Dollar/Euro). For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At March 31, 2015, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.44%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At March 31, 2015 and December 31, 2014, the valuations ($2.50 per carbon credit, for both periods) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas and platinum used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At March 31, 2015, our futures/forward copper contracts include 1,950,000 pounds of copper and extend through December 2015 at a weighted-average cost of $2.96 per pound. At December 31, 2014, our futures/forward copper contracts include 1,750,000 pounds of copper, extend through May 2015 at a weighted-average cost of $2.98 per pound. At March 31, 2015, our futures/forward natural gas contracts (accounted for on a mark-to-market basis) include approximately 6,406,000 MMBtu of natural gas and extend through June 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $3.09 per MMBtu. At December 31, 2014, our futures/forward natural gas contracts include 8,279,000 MMBtu of natural gas and extend through June 2016 at a weighted-average cost of $3.24 per MMBtu. At March 31, 2015, our futures/forward platinum contracts include 3,000 ounces of platinum and extend through July 2015 at a weighted-average cost of $1,120.87 per ounce. At December 31, 2014, our futures/forward platinum contracts include 3,000 ounces of platinum and extend through April 2015 at a weighted-average cost of $1,224.26 per ounce. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. At March 31, 2015, our foreign exchange contract was for the receipt of approximately 648,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro). At December 31, 2014, our foreign exchange contract was for the receipt of approximately 819,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro). These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the three months ended March 31, 2015 and 2014, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At March 31, 2015 and December 31, 2014, we had approximately 1,086,000 and 1,112,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

		Fair Value Measurements at March 31, 2015 Using
Description	Total Fair Value at March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts	$68	$68	$—	$—	$—
Carbon credits	2,716	—	—	2,716	2,779

Total	$2,784	$68	$—	$2,716	$2,779

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$2,696	$421	$2,275	$—	$2,440
Contractual obligations - carbon credits	2,716	—	—	2,716	2,779
Interest rate contracts	551	—	551	—	671
Foreign exchange contracts	129	—	129	—	44

Total	$6,092	$421	$2,955	$2,716	$5,934

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the three months ended March 31, 2015. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

	Assets		Liabilities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
	(In Thousands)
Beginning balance	$2,779	$1,284	$(2,779)	$(1,284)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gains (losses) included in earnings	(30)	1,925	30	(1,634)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	(33)	(1,536)	—	—
Settlements	—	—	33	1,245

Ending balance	$2,716	$1,673	$(2,716)	$(1,673)

Total gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$1,004	$—	$(1,004)

Net gains (losses) included in earnings and the income statement classifications are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales - Undesignated commodities contracts	$(1,978)	$2,216
Cost of sales - Undesignated foreign exchange contracts	$(93)	$—
Other income - Carbon credits	(30)	1,925
Other expense - Contractual obligations relating to carbon credits	30	(1,634)
Interest expense - Undesignated interest rate contracts	(31)	(20)

	$(2,102)	$2,487

At March 31, 2015 and December 31, 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At March 31, 2015 and December 31, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million based on a quoted price of 104.0. These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 7 - Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes

Provisions for income taxes are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Current:
Federal	$158	$980
State	847	675

Total Current	$1,005	$1,655

Deferred:
Federal	$2,846	$5,393
State	330	606

Total Deferred	$3,176	$5,999

Provisions for income taxes	$4,181	$7,654

For the three months ended March 31, 2015 and 2014, the current provisions for federal income taxes shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three months ended March 31, 2015 and 2014, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2015 includes the impact of permanent tax differences, such as energy tax credits and other permanent items.

The tax provision for the three months ended March 31, 2015 and 2014 was $4.2 million (39% of pre-tax income) and $7.7 million (40% of pre-tax income), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2011-2013 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Net sales:
Chemical (1)	$126,814	$115,221
Climate Control	65,198	60,349
Other	1,846	2,955

	$193,858	$178,525

Gross profit: (2)
Chemical (1) (3)	$21,830	$28,426
Climate Control	19,962	19,264
Other	567	1,032

	$42,359	$48,722

Operating income (loss): (4)
Chemical (1) (3)	$16,660	$28,813
Climate Control	4,312	4,332
Other	(2)	387
General corporate expenses (5)	(6,747)	(7,671)

	14,223	25,861
Interest expense, net (6)	3,398	6,708
Non-operating expense (income), net:
Chemical	(33)	(77)
Corporate and other business operations	(2)	—
Provisions for income taxes	4,181	7,654
Equity in earnings of affiliate - Climate Control	—	(67)

Income from continuing operations	$6,679	$11,643

(1)	During the first quarter of 2014, our Chemical Business experienced downtime at the Pryor Facility resulting in lost production and adverse effect on operating results.
(2)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(3)	During the first quarter of 2014, we recognized business interruption and property insurance recoveries totaling $28.0 million, of which approximately $22.9 million was recognized as a reduction to cost of sales.
(4)	Our chief operating decision makers use operating income (loss) by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income (loss) by business segment represents gross profit (loss) by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information (continued)

(5)	General corporate expenses consist of the following:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(2,602)	$(1,715)
Fees and expenses relating to shareholders (A)	(1,679)	(4,200)
Professional fees	(1,544)	(1,188)
All other	(897)	(591)

Total selling, general and administrative	(6,722)	(7,694)
Other income	24	23
Other expense	(49)	—

Total general corporate expenses	$(6,747)	$(7,671)

(A)	These fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests.

(6)	During the three months ended March 31, 2015 and 2014, interest expense is net of capitalized interest of $5.6 million and $2.3 million, respectively.

Information about our total assets by business segment is as follows:

	March 31,	December 31,
	2015	2014
	(In Thousands)
Chemical	$945,147	$929,745
Climate Control	130,784	133,183
Other	5,995	5,960
Corporate assets	58,643	68,117

Total assets	$1,140,569	$1,137,005

Note 13: Related Party Transactions

Golsen Group

During the first quarter of 2015 and 2014, we paid dividends totaling $300,000, respectively, on our Series B Preferred and our Series D Preferred. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2015	2014
	(In Thousands)
Cash refunds for income taxes, net	$(3,786)	$(6,895)

Noncash investing and financing activities:
Accounts payable and long-term debt associated with additions of property, plant and equipment	$44,618	$13,601
Accounts payable, long-term debt associated with additions of capitalized internal-use software and software development	$1,299	$1,239

Note 15: Subsequent Event

On April 30, 2015, a class action lawsuit was filed against our subsidiary, ClimateMaster, Inc. (“CM”), in the case styled Emmert, et al. v. ClimateMaster, Inc., in the United States District Court, Western District of Oklahoma. CM is a subsidiary within our Climate Control Business. The lawsuit alleges that a manufacturing defect in the air conditioning and heat pump equipment manufactured by CM has caused failures in certain valves used in such equipment resulting in damages sustained by consumers and the contractors, and further alleges that CM sold the equipment despite knowing of these defects. The plaintiffs are alleging that there are more than 100 class members and that the aggregate amount in controversy exceeds $5 million, exclusive of interest and costs. Plaintiffs seek actual and punitive damages, together with recovery of certain expenses. Because we have just been notified of this lawsuit, we have not had an opportunity to investigate the claims contained therein, but intend to vigorously defend this matter. We are also investigating whether such claims come within our insurance coverage, and, as of the date hereof, have not determined if the claims alleged in the lawsuit are covered under our insurance policy.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-Q including our March 31, 2015 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Items Affecting Comparability of Results

Chemical Business

Property and Business Interruption Insurance Claims and Recoveries

In January 2014, we settled a claim with our insurance carriers for the aggregate amount of approximately $43.5 million related to business interruption and property damage at our Cherokee Facility. In the first quarter of 2014, we recognized the remaining $28.0 million of this claim, of which approximately $22.9 million was recognized as a reduction to cost of sales and $5.1 million was recognized as property insurance recoveries in excess of losses incurred.

Debt and Interest Expense

During August 2013, in connection with a major expansion of our El Dorado Facility, LSB sold $425 million of 7.75% Senior Secured Notes. During the first quarter of 2014 and 2015, interest expense was $6.7 million and $3.4 million, respectively net of capitalized interest of $2.3 million and $5.6 million, respectively. Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

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

As reported in Green Markets and based upon the January USDA release of its 2014 Crop Production Summary and the WASDE Report dated April 9, 2015, for the 2014/2015 corn season, production is estimated at 14.2 billion bushels or 351 million metric tons, 3% above the prior season. Additionally, the average U. S. yield for the 2014/2015 corn season was an estimated record of 171.0 bushels per acre compared to 158.1 bushels per acre in the prior season. WASDE also estimated the ending U.S. corn stocks to be 46.4 million metric tons compared to 31.3 million metric tons at the same time last season for the same period. Due to the expectation of the abundant supply, corn prices are low relative to pricing over the last three years; most recently reported at $3.81 per bushel. Corn prices affect the number of acres of corn planted in a given year and the number of acres planted will drive nitrogen fertilizer consumption and demand which likely will drive ammonia, UAN and urea prices. Current WASDE estimates are for 88-89 million acres of corn to be planted in 2015 compared to approximately 91 million planted in 2014. However with fewer acres, farmers will expect better yields requiring increased nitrogen fertilizers. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins still continue to be favorable, with the current exception of AN produced at the El Dorado Facility from purchased ammonia, which is one of the reasons for the current construction project of an ammonia plant at our El Dorado Facility. Additionally, while unfavorable weather conditions were experienced during the quarter, mainly excessive rain and cooler temperatures that has delayed nitrogen applications, the demand for nitrogen during the second quarter should be strong.

Industrial

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices generally vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers.

Mining

Our mining products are industrial grade AN and AN solutions. The primary uses are as ammonium nitrate fuel oil, specialty emulsions primarily in surface mining of coal and for usage in quarries and the construction industry. As reported by the U.S. Energy Information Administration, annual coal production for 2014 was up 1% over 2013. EIA is forecasting a 7% decline in coal production for 2015, before growing 2% in 2016 with the Appalachia region expected to drive the decline in coal production with expected declines of approximately 13% in 2015. For 2015, the Powder River Basin and the Illinois Basin regions are estimated to decline 6% and 2%, respectively. We believe that coal production in the U.S. will face significant challenges assuming that natural gas prices remain at current levels and given that export demand could be lower due to the current strong U.S. currency. While we believe our plants are well-located to support the regions that are more stable in the upcoming years, our current mining sales volumes are being impacted by overall lower customer demand for industrial grade AN.

Farmer Economics

The demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as farmers’ financial resources, soil conditions, weather patterns and the types of crops planted.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, we believe that our competitive position and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant fluctuations, which has have an impact on our cost of producing nitrogen fertilizer. The following table shows the first quarter volume of natural gas we purchased and the average cost per MMBtu:

	2015	2014
Natural gas volumes (MMBtu in millions)	3.3	2.5

Natural gas average cost per MMBtu	$3.32	$4.61

Beginning in December 2014, Henry Hub natural gas prices have trended below $4.00 averaging approximately $2.90 in the first quarter of 2015.

Ammonia Prices

Ammonia is the primary feedstock for the production of agricultural and industrial grade AN at our El Dorado Facility. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the agricultural and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Additionally, the El Dorado Facility’s cost to produce agricultural grade AN from purchased ammonia can periodically exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas) as discussed below. Subject to availability, the El Dorado Facility has the ability to source a portion of its ammonia requirements from our Pryor Facility, which cost is significantly lower than current market prices. Once our new ammonia production plant at the El Dorado Facility commences production (expected to begin in the first quarter of 2016), we believe this cost disadvantage will be eliminated. Over the past several years, ammonia prices have experienced large fluctuations. The table below shows the El Dorado Facility’s first quarter volume of ammonia purchased and the average cost per short ton:

	2015	2014
Ammonia volumes (tons in thousands)	38	40

Ammonia average cost per short ton	$488	$419

Based upon full plant production, the El Dorado Facility would normally purchase 200,000 to 220,000 tons per year of ammonia feedstock. In the first quarters of 2015 and 2014, the purchased ammonia was less than the amount required for full production due to tons paid for but not taken by Orica, normal seasonal first quarter agricultural AN demand and lower nitric acid capacity in both periods due to the loss of the DSN plant in 2012. It is expected that this trend will continue in 2015 as El Dorado marketing continues to rebuild sales volumes after the Orica contract expiration, negatively impacted our operating results.

As mentioned above, our El Dorado Facility produces agricultural grade AN, nitric acid and industrial grade AN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. During the first quarter of 2015, the spread difference per ton between the ammonia purchased by the El Dorado Facility as compared to the cost had the facility produced ammonia using natural gas was approximately $290 per ton. This cost disadvantage resulted in an operating loss for the facility during the period of approximately $4 million.

Transportation Costs

Costs for transporting nitrogen based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S was imported. Therefore, nitrogen fertilizer prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers that transport shorter distances an advantage.

Climate Control Business

Construction Markets

Our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors, and we believe the majority of our business is associated with the construction of new facilities. Information available from the CMFS forecast indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 7% in aggregate during 2015 and is near 2007 pre-recession levels and single-family residential construction is expected to grow 15% during 2015, however, still well below pre-recession levels. In particular, the hospitality, education and multi-family vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.

We expect the Climate Control Business to experience sales growth in the short-term. Although a part of the Climate Control Business’ commercial/institutional sales are products that are used for renovation and replacement applications, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products specifically in the hospitality, education and healthcare verticals end markets. Our expectations for our residential products, which are all GHPs, are that they will experience minimal growth due to the higher relative total system purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems creating a longer payback period in most regions due to low natural gas prices than in previous years with higher natural gas prices. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the markets for and application of our products, especially utilizing high efficiency/“green” technology.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnarounds maintenance, is mitigated through a diligent planning process that takes into the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee and Pryor Facilities have historically undergone a facility Turnaround every year. In the third quarter of 2014, our Cherokee Facility underwent an extended Turnaround replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle. Going forward, we anticipate that Turnarounds at our Cherokee Facility typically will be performed every two years, expecting to last 25 to 30 days. Turnarounds at our Pryor Facility currently are performed every year, and typically last between 20 to 25 days. We are currently anticipating a Turnaround at our Pryor Facility in July of 2015. At our El Dorado Facility, since we are able to perform Turnaround projects on individual plants without shutting down the entire facility, we believe that the impact of lost production will be less significant. Upon completion of the new ammonia plant at our El Dorado Facility, that facility is expected to begin with annual Turnarounds that will typically last between 20 to 25 days. All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which costs are expensed as incurred.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year depending on market conditions and our view as to whether price environments will be increasing or decreasing. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business’ first quarter 2015 total new product bookings were $66.5 million, an increase of 5% and 15% over the first and fourth quarters of 2014, respectively. Despite the loss of Carrier’s heat pump contracts as previously reported, our commercial bookings increased 7% over the first quarter 2014, whereas our residential product bookings declined 7%.

Excluding Carrier heat pump activity, commercial and residential bookings increased 19% and 15%, respectively. Our backlog significantly improved in 2015 over 2014 due to increased orders for our hydronic fan coils and larger custom air handlers as a result of increase quote activity in the vertical markets we serve.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2015	2014	2015	2014	2015	2014
	(In Millions)
First Quarter	$66.5	$63.2	$65.2	$60.3	$68.6	$44.7
Second Quarter		$83.1		$62.8		$68.1
Third Quarter		$74.1		$73.5		$73.5
Fourth Quarter		$58.0		$68.8		$64.9

Fiscal Year		$278.4		$265.4

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. However, the March 31, 2015 backlog includes two orders totaling approximately $4.3 million expected to ship in twelve to fifteen months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For April 2015, our new orders received were approximately $22.0 million and our backlog was approximately $69.8 million at April 30, 2015.

Operational Excellence Activities

We are in the second full year of our operational excellence initiatives to become a world class company in terms of safety, quality, delivery and cost. We believe world class performance will benefit our Climate Control Business through a high level of customer satisfaction, enhanced employee engagement, faster growth and improved margins. During the past two years, we completed value analysis/value engineering activities that are part of our operational excellence initiatives at each of our companies within our Climate Control Business. In addition, we have laid the foundation for the continuous improvement culture desired in our organization. Key metrics include measurements and targets for sales volume, material, direct labor, safety, quality, delivery and asset management.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

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

The following table contains certain information about our continuing operations in different business segments on a consolidated basis for the three months ended March 31,

	2015	2014
	(In Thousands)
Net sales:
Chemical	$126,814	$115,221
Climate Control	65,198	60,349
Other	1,846	2,955

	$193,858	$178,525

Gross profit:
Chemical	$21,830	$28,426
Climate Control	19,962	19,264
Other	567	1,032

	$42,359	$48,722

Operating income (loss):
Chemical	$16,660	$28,813
Climate Control	4,312	4,332
Other	(2)	387
General corporate expenses	(6,747)	(7,671)

	14,223	25,861
Interest expense, net	3,398	6,708
Non-operating expense (income), net:
Chemical	(33)	(77)
Corporate and other business operations	(2)	—
Provisions for income taxes	4,181	7,654
Equity in earnings of affiliate - Climate Control	—	(67)

Income from continuing operations	$6,679	$11,643

Additions to property, plant and equipment:
Chemical	$76,689	$43,444
Climate Control	113	483
Other	24	4
Corporate	—	69

	$76,826	$44,000

Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$7,679	$7,389
Climate Control	1,167	1,137
Other	9	8
Corporate	146	145

	$9,001	$8,679

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended March 31,

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$68,355	$59,523	$8,832	14.8%
Industrial acids and other chemical products	40,508	37,189	3,319	8.9%
Mining products	16,867	14,433	2,434	16.9%
Other products	1,084	4,076	(2,992)	(73.4)%

Total Chemical	$126,814	$115,221	$11,593	10.1%

Gross profit - Chemical	$21,830	$28,426	$(6,596)	(23.2)%

Gross profit percentage - Chemical (1)	17.2%	24.7%	(7.5)%

Operating income - Chemical	$16,660	$28,813	$(12,153)	(42.2)%

(1)	As a percentage of net sales

Net Sales – Chemical

Our Chemical Business sales in the agricultural markets were primarily at the spot market price in effect at the time of sale or at a negotiated future price. Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. Our first quarter 2015 production and sales volumes were higher in the agricultural products market and stable in our other two primary markets due to consistent customer demand and improved on-stream production rates at the Pryor and Cherokee Facilities.

•	Agricultural products comprised approximately 54% and 52% of the Chemical Business’ net sales for the first quarter 2015 and 2014, respectively. Agricultural products sales increased during the first quarter of 2015 as more product was available to sell resulting from the increased on-stream rate of our Pryor and Cherokee Facilities and a higher average selling price for sales of nitrogen fertilizers. Compared to the first quarter of 2014, the 2015 overall average agricultural products selling prices per ton increased by 2%, driven by a 22% increase in ammonia prices and a 2% increase in AN prices partially offset by a 4% decrease in UAN prices. The decrease in selling prices for UAN fertilizers was attributable to lower commodity prices coupled with lower urea prices due to the large amount of imports.

•	Industrial acids and other chemical products sales increased as a result of higher prices from the pass-through of increased ammonia costs to contractual customers partially offset by lower volumes at our Baytown Facility.

•	Mining products sales increased primarily as a result of higher prices from the pass-through of increased ammonia costs to our contractual customers partially offset by lower volumes at our Cherokee Facility.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties. The decrease in natural gas sales is due to lower sales prices and lower production volumes as the operator of these properties is delaying development due to the current low net selling prices of natural gas in the Marcellus Shale region.

Gross Profit - Chemical

•	Our gross profit decreased $6.6 million during the first quarter of 2015 as compared to the first quarter of 2014. The first quarter of 2014 included a business interruption insurance recovery of $22.9 million. Excluding the business interruption insurance recovery, gross profit increased $16.3 million quarter over quarter. The increase of $16.3 million was due to the higher sales level made possible by the improved on-stream production rate of our Pryor and Cherokee Facilities and higher average sales prices coupled with lower feedstock costs. Natural gas feedstock costs decreased approximately 28% partially offset by a 16% increase in ammonia feedstock costs.

•	Unrealized losses related to forward contracts on natural gas purchases decreased 2015 gross profit by $1.2 million for the first quarter of 2015 compared to a $0.7 million unrealized gain in the same period in 2014.

Operating Income - Chemical

•	Our Chemical Business’ operating income was $16.7 million, a decrease of $12.2 million. In addition to the business interruption insurance recovery included in gross profit discussed above, a property insurance recovery of $5.1 million was recognized in the first quarter of 2014. Excluding the total insurance recoveries of $28.0 million in the first quarter of 2014, operating income increased $15.8 million primarily as the result of the items discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended March 31,

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$37,494	$38,482	$(988)	(2.6)%
Hydronic fan coils	16,475	15,279	1,196	7.8%
Other HVAC products	11,229	6,588	4,641	70.4%

Total Climate Control	$65,198	$60,349	$4,849	8.0%

Gross profit - Climate Control	$19,962	$19,264	$698	3.6%

Gross profit percentage - Climate Control (1)	30.6%	31.9%	(1.3)%

Operating income - Climate Control	$4,312	$4,332	$(20)	(0.5)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in the first quarter of 2015 primarily as a result of the loss of the Carrier heat pump contracts. Excluding Carrier heat pump sales, sales increased from $32.2 million in the first quarter of 2014 to $37.3 million in the first quarter of 2015, or 16%, with commercial/institutional product sales up 14% and residential product sales up approximately 22%. Overall, the number of units sold declined but the unit average unit selling price increased due to lower Carrier sales. From a commercial/institutional market perspective, gains were seen in the retail and multi-family sectors with a slight decline in the education sector. Incoming orders, excluding Carrier, for commercial/institutional products and residential products increased 11% and 15%, respectively.

•	Net sales of our hydronic fan coils increased as a result of an increase number of units sold and favorable product mix. We experienced only minor fluctuations in the vertical markets served.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers and modular chillers, up 95% and 50%, respectively. In both areas, incoming order levels and customer requested product delivery dates during 2014 resulted in higher beginning backlogs in 2015 and facilitated higher sales during 2015. From a vertical market perspective, there were no significant shifts in the sectors served.

Gross Profit - Climate Control

•	The increase in gross profit in our Climate Control Business was primarily the result of the higher sales discussed above. The lower gross profit as a percentage of sales was primarily the result of product mix as residential products, which carry a higher gross margin declined in proportion to commercial/institutional products and as margins on large custom air handlers are lower than those of other product lines.

Operating Income - Climate Control

•	Operating income in the first quarter of 2015 was basically flat compared to the same period of 2014. The increase in gross profit was offset by higher variable selling expenses. The higher variable selling expenses were caused primarily by a change in product, distribution channel and customer mix with lower OEM sales at CM causing freight and commissions to increase as a percentage of sales partially offset by lower warranty expenses in the first quarter of 2015. Fixed expenses for the first quarter of 2015 were consistent with the same period of 2014.

Interest Expense, net

Interest expense for the first quarter of 2015 was $3.4 million compared to $6.7 million for the same period in 2014. The decrease is due primarily to capitalized interest on capital projects under development and construction during 2015 of $5.6 million compared to $2.3 million capitalized during 2014.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2015 was approximately $4.2 million compared to $7.7 million for the same period in 2014. The resulting effective tax rate for the first quarters of 2015 and 2014 was 39% and 40%.

Liquidity and Capital Resources

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow and various forms of financing. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview” and “Results of Operations included in this MD&A. Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the three months ended March 31, 2015:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $12.6 million primarily as the result of net income of $6.6 million plus adjustments of $9.0 million for depreciation, depletion and amortization of PP&E.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $31.9 million that consisted primarily of $66.8 million used for expenditures for PP&E primarily for the benefit of our Chemical Business and purchases of short-term investments of $10.0 million, partially offset by proceeds of $46.0 million from restricted cash and cash equivalents primarily representing cash designated by management for specific capital projects relating to our Chemical Business.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $5.9 million that primarily related to payments on short-term financing and long-term debt.

Capitalization

The following is our cash and cash equivalents, noncurrent restricted cash and investments, long-term debt and stockholders’ equity:

	March 31, 2015	December 31, 2014
	(In Millions)
Cash and cash equivalents and short-term investments	$186.1	$201.3
Noncurrent restricted cash and cash equivalents and investments (1)	25.0	71.0

Total current and noncurrent cash and investments	$211.1	$272.3

Long-term debt:
Senior Secured Notes	$425.0	$425.0
Secured Promissory Note	21.1	22.8
Other	9.6	9.5

Total long-term debt, including current portion	$455.7	$457.3

Total stockholders’ equity	$441.9	$434.0

(1)	At March 31, 2015, this balance includes a certificate of deposit with an original maturity no longer than approximately 26 weeks. We have designated this balance for specific purposes relating to capital projects. All of these investments were held by financial institutions within the U.S.

As of March 31, 2015, our current and noncurrent cash and investments totaled $211.1 million. In addition, our $100 million revolving credit facility was undrawn and available to fund operations as discussed below, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

For the remainder of 2015, we have extensive planned capital expenditures. Our primary cash needs for this period of time will be to fund our planned capital spending program, as well as our operations, our general obligations, and our interest payment requirements. Based upon our projections for 2015, we expect to fund these cash needs from working capital, the noncurrent restricted investments (provided from the proceeds from the Senior Secured Notes), internally generated cash flows, and third-party financing. In April 2015, we received approximately $16 million to finance a natural gas pipeline being constructed at our El Dorado Facility. We are currently in discussion with certain lenders to finance two other separately identifiable pieces of equipment that are included in the planned expansion project. We are in final discussions regarding financing $21 million related to the construction of a cogeneration facility and $20 million related to the construction of an ammonia storage tank at our El Dorado Facility, subject to the terms of our existing loan agreements, including the Senior Secured Notes. We believe that neither the Senior Secured Notes nor the Amended Working Capital Revolver Loan will preclude us from entering into the additional borrowings. See additional discussions below under “Capital Additions”. Our internally generated cash flows and liquidity have been, and could be, affected by possible declines in sales volumes resulting from the uncertainty regarding current economic conditions and production inefficiency of our facilities.

We are party to an Indenture governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions.

We and certain of our subsidiaries are party to an amended and restated revolving credit facility. Pursuant to the terms of the Amended Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At March 31, 2015, there were no outstanding borrowings under the Amended Working Capital Revolver Loan and the net credit available for borrowings was approximately $75.6 million, based on our eligible collateral, less outstanding letters of credit as of that date.

Capital Additions

Capital Additions – First Quarter of 2015

Capital additions during the first quarter of 2015 were $78.5 million, including $76.7 million for the benefit of our Chemical Business. The Chemical Business capital additions included $69.1 million for expansion projects at our El Dorado Facility, approximately $5.0 million associated with maintaining compliance with environmental laws, regulations and guidelines, approximately $3.8 million for various major renewal and improvement projects, and $1.3 million for the development of natural gas leaseholds. The capital additions were funded primarily from noncurrent restricted cash and investments and working capital. Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during 2015 and future years.

Planned Capital Additions

	Planned Capital Additions For the Remainder of 2015
	(In Millions)
Chemical:
El Dorado Facility Expansion Projects	$162	–	$187
Development of Natural Gas Leaseholds	2	–	4
Environmental Projects	14	–	18
Major Renewal and Improvement Projects	19	–	22
Other (1)	20	–	25

Total Chemical	$217	–	$256

Climate Control	5	–	10
Corporate and Other	5	–	10

	$227	–	$276

(1)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures is capitalized interest of approximately $14.9 million for the remainder of 2015. The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management system. The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $25.0 million to $27.0 million.

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

As discussed below, the construction of the El Dorado Expansion projects are expected to be completed by the end of 2015. Beyond 2015, specific capital projects are less identified but are expected to include approximately $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $28 million from 2016-2019 to fully develop our natural gas working interests. We plan to fund these expenditures from working capital, internally generated cash flows, and possibly third-party financing.

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

	Capitalized To Date	Planned Capital Additions For the Remainder of 2015			Total
		(In Millions)
Ammonia Plant	$172	$113	–	$128	$285	–	$300
Nitric Acid Plant and Concentrator	105	20	–	25	125	–	130
Other Support Infrastructure	56	29	–	34	85	–	90

	$333	$162	–	$187	$495	–	$520

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

Plant Turnarounds

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically result in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, such as major Turnaround maintenance, is mitigated through a diligent planning process that takes into consideration the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Based on our current plan for Turnarounds for the remainder of 2015, we estimate that we will incur approximately $1.8 million to $2.3 million of these Turnaround costs. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $1.3 million in the first quarter of 2015 in connection with environmental projects. For the remainder of 2015, we expect to incur expenses ranging from $3.6 million to $4.1 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 9 of Notes to Condensed Consolidated Financial Statements.

Fees and Expenses Related to Shareholders

For the first quarter of 2015 and 2014, we incurred shareholder-related fees and expenses of $1.7 million and $4.2 million, respectively. These fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests. For the second quarter of 2015, we currently estimate that these expenses will range between $1.5 million to $2.0 million.

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

During the first quarter of 2015, dividends totaling $300,000 were declared and paid on our outstanding preferred stock using funds from our working capital. Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board of Directors, payable as follows:

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

Compliance with Long - Term Debt Covenants

The Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants, including a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of March 31, 2015, as defined in the agreement, the fixed charge coverage ratio was 3.7 to 1. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

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

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2014 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. For the first quarter of 2015, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of March 31, 2015 could change in the near-term.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2015, we have agreed to indemnify the sureties for payments, up to $11.0 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements. As discussed in our 2014 Form 10-K, we had certain contractual obligations as of December 31, 2014, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,

•	interest payments on long-term debt,

•	interest rate contracts,

•	El Dorado facility expansion projects,

•	other capital expenditures,

•	operating leases,

•	natural gas pipeline commitment,

•	firm purchase commitments and,

•	other contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, ammonia and natural gas, changes in market interest rates, and changes in market currency exchange rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At March 31, 2015, we had a minimal amount of embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

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

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. A portion of these contracts are considered derivatives and are accounted for on a mark-to-market basis and a portion of these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. These contracts are exempt from the accounting and reporting requirements relating to derivatives.

At March 31, 2015, the natural gas contracts accounted for on a mark-to-market basis were for approximately 6.4 million MMBtu of natural gas. These contracts extend through June 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $3.09 per MMBtu ($19.8 million) and a weighted-average market value of $2.73 per MMBtu ($17.5 million).

At March 31, 2015, our futures/forward natural gas contracts which are exempt from mark-to-market accounting included the firm purchase commitments of approximately 2.4 million MMBtu of natural gas. These contracts extend through December 2015 at a weighted-average cost of $3.20 per MMBtu ($7.6 million) and a weighted-average market value of $2.78 per MMBtu ($6.6 million).

At March 31, 2015, our platinum contracts, which are accounted for on a mark-to-market basis, included 3,000 ounces of platinum, extend through July 2015 at a weighted-average cost of $1,120.87 per ounce ($3.36 million) and a weighted-average market value of $1,143.40 per ounce ($3.43 million).

At March 31, 2015, our futures/forward copper contracts, which are accounted for on a mark-to-market basis, included 1,950,000 pounds of copper, extend through December 2015 at a weighted-average cost of $2.96 per pound ($5.8 million) and a weighted-average market value of $2.74 per pound ($5.3 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment.

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. At March 31, 2015, we have an interest rate swap, which sets a fixed three-month LIBOR of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. At March 31, 2015, the fair value of these contracts (unrealized loss) was $0.6 million.

At March 31, 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At March 31, 2015, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million based on a quoted price of 104.0. This valuation is classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurement of our long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2014, we began implementing a new enterprise resource planning system. We are implementing this system in discreet phases during the next few years. As a result, this implementation requires us to monitor and maintain appropriate internal control over financial reporting during this transition. While we expect that our internal controls over financial reporting will remain largely similar or unchanged, it is possible that during each future phase of the implementation, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting. In addition, it is possible that during each phase of the implementation, we may make changes to our internal control over financial reporting that did not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•	requirements for purchased ammonia;

•	estimated shareholders-related expenses;

•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;

•	the outlook of our chemical products and related markets;

•	demand for our geothermal products;

•	outlook for the coal industry;

•	shipment of backlog;

•	the impact from the ongoing Operational Excellence activities;

•	the results of our strategy for our Climate Control Business;

•	eliminating our external ammonia purchase requirements;

•	changes in domestic fertilizer production and/or demand;

•	increasing output and capacity of our existing production facilities;

•	stimulating sales of our geothermal heat pump products, and other “green” products;

•	eliminating the current ammonia cost disadvantage;

•	improved sales in 2015 for our Climate Control Business;

•	the sources to fund our cash needs and how this cash will be used;

•	the ability to entering into the additional borrowings;

•	completing the ERP implemented in 2016;

•	completing the El Dorado expansion project during 2015;

•	the results from the El Dorado expansion project;

•	cost of our capital projects;

•	sufficient sources for materials and components;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;

•	when Turnarounds will be performed and completed;

•	costs of Turnarounds during the remainder of 2015;

•	expenses in connection with environmental projects;

•	the impact of litigation and other contingencies;

•	the increase in depreciation, depletion and amortization;

•	benefits from the El Dorado expansion projects;

•	meeting all required covenant tests for the next twelve months; and

•	changes to internal controls over financial reporting

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future,

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components,

•	limitations due to financial covenants;

•	changes in competition,

•	the loss of any significant customer,

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with production equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components,

•	material increases is cost of raw materials;

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	obtaining necessary permits;

•	third-party financing;

•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2014 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

Amended Working Capital Revolver Loan – The senior secured revolving credit facility, amended effective December 31, 2013.

AN - Ammonium nitrate.

ARO - Asset retirement obligation.

Bayer - Bayer MaterialScience LLC.

Baytown Facility - The nitric acid production facility operated by a subsidiary of EDN located in Baytown, Texas.

Borrowers – LSB and certain of its subsidiaries that are party to the Amended Working Capital Revolver Loan.

Carrier - Carrier Corporation.

Chemical Business – LSB’s business segment that manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets.

Cherokee Facility - Our chemical production facility located in Cherokee, Alabama.

Climate Control Business – LSB’s business segment manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.

CM - Climate Master, Inc.

CMFS - The Dodge Data & Analytics Construction Market Forecasting Service.

DSN – A 98% strength nitric acid plant which was located at the El Dorado Facility

EDC - El Dorado Chemical Company.

EDN – El Dorado Nitric LLC

EIA – The U.S. Energy Information Administration.

El Dorado Facility - Our chemical production facility located in El Dorado, Arkansas.

Environmental Laws - Numerous federal, state and local environmental laws.

EPA - The U.S. Environmental Protection Agency.

ERP - Enterprise resource planning.

FASB – Financial Accounting Standards Board

GHP – Geothermal heat pump.

Golsen Group - Jack E. Golsen, our Executive Chairman of the Board of Directors, members of his immediate family, including Barry H. Golsen, our Chief Executive Officer and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Health Laws – Numerous federal, state and local health and safety laws.

Indenture – The agreement governing the Senior Secured Notes.

LSB - LSB Industries, Inc.

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu - Million Metric British thermal units.

Nitric Acid Plant – A new nitric acid plant being constructed at our El Dorado Facility.

NYMEX - New York Mercantile Exchange

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

UAN - Urea ammonium nitrate.

U.S. - United States.

WASDE - World Agricultural Supply and Demand Estimates Report

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2014 Form 10-K, except for possible penalties relating to a Risk Management inspection conducted by the EPA at the Cherokee Facility discussed under footnote 3 – Other Environmental Matters of Note 9 of Notes to Condensed Consolidated Financial Statements and a class action lawsuit filed against CM discussed under Note 15 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2014 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

3(ii)	Amended and Restated Bylaws of LSB Industries, Inc., dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014, August 21, 2014 and April 26, 2015.

10.1	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, filed April 30, 2015.

10.2	Employment Agreement, dated April 27, 2015, by and among the Company and Barry H. Golsen, which the Company hereby incorporates by reference from Exhibit 99.3 to the Company’s Form 8-K, filed April 30, 2015.

10.3	Employment Agreement, dated April 27, 2015, by and among the Company and Mark T. Behrman, which the Company hereby incorporates by reference from Exhibit 99.4 to the Company’s Form 8-K, filed April 30, 2015.

10.4	Offer Letter, dated February 5, 2014, by and among the Company to Mark T. Behrman, which the Company hereby incorporates by reference from Exhibit 99.5 to the Company’s Form 8-K, filed April 30, 2015.

10.5	Amendment and Restated Severance Agreement, dated April 27, 2015, by and among the Company and Tony M. Shelby, which the Company hereby incorporates by reference from Exhibit 99.6 to the Company’s Form 8-K, filed April 30, 2015. Substantially similar Amended and Restated Severance Agreements, each dated April 27, 2015, between the Company and each of David R. Goss, Phil Gough, Greg Withrow, James Murray, III, Michael Tepper, Paul Rydlund, Steven Golsen, Heidi Brown, and David Shear are not attached hereto, but will be provided to the Securities and Exchange Commission upon request.

10.6	2015 Amendment to Severance Agreement, dated April 27, 2015, by and among the Company and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 99.7 to the Company’s Form 8-K, filed April 30, 2015.

31.1	Certification of Barry H. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Tony M. Shelby, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Barry H. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Tony M. Shelby, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of May 2015.

LSB INDUSTRIES, INC.

/s/ Tony M. Shelby
Tony M. Shelby
Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller (Principal Accounting Officer)