Form 10-Q
period 2015-06-30
LSB INDUSTRIES INC
filed 2015-08-07
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the Registrant’s voting common stock, as of July 31, 2015 was 22,793,202 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2015 is unaudited)

	June 30, 2015	December 31, 2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$132,708	$186,811
Restricted cash	238	365
Short-term investments	25,000	14,500
Accounts receivable, net	85,343	88,074
Inventories:
Finished goods	25,440	28,218
Work in progress	2,505	2,763
Raw materials	26,109	25,605

Total inventories	54,054	56,586
Supplies, prepaid items and other:
Prepaid insurance	6,305	13,752
Precious metals	14,116	12,838
Supplies	16,827	15,927
Prepaid and refundable income taxes	2,972	7,387
Other	6,555	5,438

Total supplies, prepaid items and other	46,775	55,342
Deferred income taxes	15,998	17,204

Total current assets	360,116	418,882

Property, plant and equipment, net	787,465	619,205

Other assets:
Noncurrent restricted cash and cash equivalents	—	45,969
Noncurrent restricted investments	—	25,000
Other, net	30,598	27,949

Total other assets	30,598	98,918

	$1,178,179	$1,137,005

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2015 is unaudited)

	June 30, 2015	December 31, 2014
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$106,317	$81,456
Short-term financing	4,805	11,955
Accrued and other liabilities	49,195	51,166
Current portion of long-term debt	24,095	10,680

Total current liabilities	184,412	155,257

Long-term debt	446,091	446,638

Noncurrent accrued and other liabilities	18,432	17,934

Deferred income taxes	85,391	83,128

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 27,109,544 shares issued (26,968,212 shares at December 31, 2014)	2,711	2,697
Capital in excess of par value	173,562	170,537
Retained earnings	292,954	286,188

	472,227	462,422

Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	443,853	434,048

	$1,178,179	$1,137,005

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Six and Three Months Ended June 30, 2015 and 2014

	Six Months		Three Months
	2015	2014	2015	2014
	(In Thousands, Except Per Share Amounts)
Net sales	$376,517	$380,187	$182,659	$201,662
Cost of sales	299,276	282,596	147,777	152,793

Gross profit	77,241	97,591	34,882	48,869

Selling, general and administrative expense	60,216	52,156	32,025	24,498
Provision for (recovery of) losses on accounts receivable	513	(156)	491	3
Property insurance recoveries in excess of losses incurred	—	(5,147)	—	—
Other expense (income), net	(271)	1,113	(194)	604

Operating income	16,783	49,625	2,560	23,764

Interest expense, net	5,628	12,379	2,230	5,671
Non-operating other income, net	(84)	(153)	(49)	(76)

Income from continuing operations before provisions (benefit) for income taxes and equity in earnings of affiliate	11,239	37,399	379	18,169
Provisions (benefit) for income taxes	4,140	14,701	(41)	7,047
Equity in earnings of affiliate	—	(79)	—	(12)

Income from continuing operations	7,099	22,777	420	11,134

Net loss from discontinued operations	33	23	3	21

Net income	7,066	22,754	417	11,113

Dividends on preferred stocks	300	300	—	—

Net income applicable to common stock	$6,766	$22,454	$417	$11,113

Weighted-average common shares:
Basic	22,711	22,539	22,748	22,545

Diluted	23,412	23,650	23,777	23,660

Income per common share:
Basic	$0.30	$1.00	$0.02	$0.49

Diluted	$0.29	$0.96	$0.02	$0.47

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Six Months Ended June 30, 2015

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2014	26,968	$3,000	$2,697	$170,537	$286,188	$(28,374)	$434,048
Net income					7,066		7,066
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,272			1,272
Exercise of stock options	140		14	1,624			1,638
Common stock issued for services	2			49			49
Excess income tax benefit associated with stock-based compensation				80			80

Balance at June 30, 2015	27,110	$3,000	$2,711	$173,562	$292,954	$(28,374)	$443,853

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2015 and 2014

	2015	2014
	(In Thousands)
Cash flows from continuing operating activities
Net income	$7,066	$22,754
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Deferred income taxes	3,469	14,648
Gains on property insurance recoveries associated with property, plant and equipment	—	(5,147)
Depreciation, depletion and amortization of property, plant and equipment	19,036	17,362
Other	1,413	346
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	2,215	(6,236)
Inventories	3,711	2,963
Prepaid insurance	7,447	7,979
Prepaid and accrued income taxes	4,449	5,601
Other supplies, prepaid items and other	(2,135)	744
Accounts payable	(4,068)	(104)
Customer deposits	(5,069)	(4,305)
Other current and noncurrent liabilities	2,750	648
Deferred gain on insurance recoveries	—	(1,383)

Net cash provided by continuing operating activities	40,284	55,870

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(157,407)	(92,943)
Proceeds from property insurance recovery associated with property, plant and equipment	—	5,147
Proceeds from sales of property and equipment	—	169
Proceeds from short-term investments	14,500	—
Purchases of short-term investments	(25,000)	(14,500)
Proceeds from noncurrent restricted cash and cash equivalents	45,969	97,984
Deposits of noncurrent restricted cash and cash equivalents	—	(165,106)
Proceeds from noncurrent restricted investments	25,000	209,990
Purchase of noncurrent restricted investments	—	(50,000)
Other investing activities	(1,852)	(612)

Net cash used by continuing investing activities	(98,790)	(9,871)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	1,800	—
Payments on revolving debt facility	(1,800)	—
Proceeds from long-term debt, net of fees	16,047	—
Payments on long-term debt	(5,742)	(5,240)
Payments on short-term financing	(7,150)	(8,165)
Payments of debt issuance costs	(109)	—
Proceeds from exercises of stock options	1,638	507
Excess income tax benefit associated with stock-based compensation	80	—
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	4,464	(13,198)
Cash flows of discontinued operations:
Operating cash flows	(61)	(92)

Net increase (decrease) in cash and cash equivalents	(54,103)	32,709
Cash and cash equivalents at beginning of period	186,811	143,750

Cash and cash equivalents at end of period	$132,708	$176,459

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

Basis of Consolidation and Presentation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing and marketing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of water source and geothermal heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties. Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of June 30, 2015 and for the six and three-month periods ended June 30, 2015 and 2014 include all adjustments and accruals, consisting of normal, recurring accrual adjustments which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Short-Term Investments – Investments, which consist of certificates of deposit with an original maturity no more than 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value.

Noncurrent Restricted Cash and Cash Equivalents – Noncurrent restricted cash and cash equivalents consisted of balances that were designated by us for specific purposes relating to capital projects.

Noncurrent Restricted Investments – Noncurrent restricted investments consisted of investment balances that were designated by us for specific purposes relating to capital projects. The balance included investments in certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in certificates of deposits were carried at cost, which approximated fair value.

Concentration of Credit Risks for Cash, Cash Equivalents, and Investments at Financial Institutions – Financial instruments relating to cash, cash equivalents, and investments (certificates of deposits) potentially subject us to concentrations of credit risk. At June 30, 2015, the total balance of these financial instruments exceeded the FDIC-insured limits by approximately $24.8 million. All of these financial instruments were held by financial institutions within the U.S.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09-Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of this standard with the option to early adopt but not before the original effective date. As a result, the effective date for us of this standard is January 1, 2018, with the option to adopt a year earlier. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income Per Common Share

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income:	$7,066	$22,754	$417	$11,113
Dividends on Series B Preferred	(240)	(240)	—	—
Dividends on Series D Preferred	(60)	(60)	—	—

Total dividends on preferred stocks	(300)	(300)	—	—

Numerator for basic net income per common share - net income applicable to common stock	6,766	22,454	417	11,113
Dividends on preferred stocks assumed to be converted, if dilutive	60	300	—	—

Numerator for diluted net income per common share	$6,826	$22,754	$417	$11,113

Denominator:
Denominator for basic net income per common share - weighted-average shares	22,711,332	22,538,773	22,747,925	22,544,857
Effect of dilutive securities:
Convertible preferred stocks	583,333	916,666	916,666	916,666
Stock options	117,124	195,000	112,483	198,715

Dilutive potential common shares	700,457	1,111,666	1,029,149	1,115,381

Denominator for dilutive net income per common share - adjusted weighted-average shares and assumed conversions	23,411,789	23,650,439	23,777,074	23,660,238

Basic net income per common share	$0.30	$1.00	$0.02	$0.49

Diluted net income per common share	$0.29	$0.96	$0.02	$0.47

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Convertible preferred stocks	333,333	—	—	—
Stock options	496,137	325,326	291,885	370,099

	829,470	325,326	291,885	370,099

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Accounts Receivable

	June 30, 2015	December 31, 2014
	(In Thousands)
Trade receivables	$84,684	$86,402
Other	2,015	2,498

	86,699	88,900
Allowance for doubtful accounts	(1,356)	(826)

	$85,343	$88,074

Note 4: Inventories

At June 30, 2015 and December 31, 2014, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,797,000 and $1,653,000, respectively. In addition, because cost exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories provided by our Chemical Business were $653,000 and $1,976,000 at June 30, 2015 and December 31, 2014, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	June 30, 2015	December 31, 2014
	(In Thousands)
Accrued interest	$13,915	$13,888
Accrued payroll and benefits	11,706	8,743
Accrued warranty costs	9,596	8,817
Deferred revenue on extended warranty contracts	8,045	7,806
Customer deposits	1,764	6,833
Other	22,601	23,013

	67,627	69,100
Less noncurrent portion	18,432	17,934

Current portion of accrued and other liabilities	$49,195	$51,166

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Accrued Warranty Costs (continued)

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$8,817	$7,297	$9,034	$7,578
Amounts charged to SG&A	4,520	3,695	2,421	1,468
Costs incurred	(3,741)	(3,291)	(1,859)	(1,345)

Balance at end of period	$9,596	$7,701	$9,596	$7,701

Note 7: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations. In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At June 30, 2015 and December 31, 2014, our accrued liability for AROs was $271,000 and $340,000, respectively.

Note 8: Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(In Thousands)
Working Capital Revolver Loan (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note due 2016, with a current interest rate of 3.28%	19,360	22,814
Secured Promissory Note due 2021, with a current interest rate of 5.25% (C)	16,189	—
Other, with a current weighted-average interest rate of 4.33%, most of which is secured primarily by machinery and equipment	9,637	9,504

	470,186	457,318
Less current portion of long-term debt	24,095	10,680

Long-term debt due after one year	$446,091	$446,638

(A) In June 2015, the Working Capital Revolver Loan was amended, by which the Lender released its second-priority security interest and liens in collateral that also secures, on a first priority basis, the 7.75% Senior Secured Notes. The amendment also amends the definition of Permitted Investments to include investments that are made:

•	To the extent that the Consolidated Leverage Ratio (as defined in the amendment) does not exceed 2.5 to 1.0;

•	In amounts not to exceed 50% of the cumulative consolidated net income or loss since August 7, 2013;

•	To permit $35 million in joint ventures; and

•	To permit $50 million in our subsidiary, Zena Energy LLC.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Long-Term Debt (continued)

The amendment also provides that we can incur additional indebtedness if the Fixed Charge Coverage Ratio, as defined in the amendment, is greater than 2.0 to 1.0.

Our ability to make permitted investments or incur indebtedness is conditioned upon us not being in default and having at least 20% of the maximum revolver commitment or $20 million, whichever is greater, being available.

The Working Capital Revolver Loan continues to provide (a) advances up to $100 million are based on specified percentages of eligible accounts receivable and inventories (b), up to $15 million of letters of credit, the outstanding amount of which reduces the availability under the Working Capital Revolver Loan, and (c) the maturity date is April 13, 2018.

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

(C) The Secured Promissory Note due 2021 is an agreement between one of our subsidiaries EDC (subsequently assigned to LSB) and a lender for an original principal amount of approximately $16.2 million. The note bears interest at the rate of 5.25% per year and matures on March 26, 2021. Interest only is payable monthly for the first 12 months of the term. Principal and interest are payable monthly for the remaining term of the note. This note is secured by a natural gas pipeline being constructed at the El Dorado Facility.

Note 9: Commitments and Contingencies

Termination of Sales Commitment – Ammonium nitrate supply agreement – Pursuant to a long-term cost-plus supply agreement, EDC agreed to supply Orica International Pte Ltd with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility. The agreement included a provision for Orica to pay for product not taken. The agreement also included a required notice of termination of one year, with the termination date to be no sooner than April 9, 2015. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC would not renew the agreement. As a result, the agreement expired on April 9, 2015.

Planned Capital Additions – A subsidiary of EDC is party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct an ammonia plant and certain support facilities. The estimated cost for this project ranges from $405 million to $420 million, of which $243 million has been incurred and capitalized at June 30, 2015.

EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at our El Dorado Facility. EDC is also party to various agreements with Leidos Constructors, LLC and others to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility. The estimated cost for this project ranges from $140 million to $142 million, of which $121 million has been incurred and capitalized at June 30, 2015.

Legal Matters – Following is a summary of certain legal matters involving the Company:

A.	Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters. In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental Laws and the

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental Laws and Health Laws and are reasonably expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of June 30, 2015, our accrued liabilities for environmental matters totaled $497,000 relating primarily to matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also see discussion in Note 7—Asset Retirement Obligations.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit limits, but has, from time to time, had difficulty demonstrating consistent compliance with the more restrictive dissolved minerals permit levels, primarily the storm-water runoff. We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas. We believe that the issue with the storm-water runoff should be resolved if and when the ADEQ issues a new NPDES permit, which we have been advised that the ADEQ is currently processing.

During 2012, EDC paid a penalty of $100,000 to settle an Administrative Complaint issued by the EPA, and thereafter handled by the United States Department of Justice, relating to certain alleged violations of EDC’s 2004 NPDES permit for alleged violations through 2010. The DOJ advised that some action would be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC. As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at June 30, 2015.

In addition, the El Dorado Facility is currently operating under a consent administrative order that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2015, in connection with this matter.

2.	Air Matters

One of our subsidiaries, PCC, within our Chemical Business, has been advised that the Oklahoma Department of Environmental Quality is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma was in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions relating primarily to 2011 were intentionally reported incorrectly to the ODEQ. PCC has cooperated with the ODEQ in connection with this investigation. As of June 30, 2015, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3.	Other Environmental Matters

During May 2013, the EPA conducted a Risk Management inspection of our Cherokee Facility. During October 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection listing eleven alleged violations. Our Cherokee Facility has provided the EPA with written responses. During May 2015, our Cherokee Facility received a settlement letter from the EPA, which terms have been accepted by the Cherokee Facility and awaiting the final Consent Decree from the EPA. Under the proposed settlement agreement, we have agreed to pay a penalty in the form of providing $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty to the EPA of approximately $26,000. As a result, we have accrued for the amount of this settlement, which is included in our accrued liabilities for environmental matters discussed above.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Commitments and Contingencies (continued)

B.	Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC previously received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing them that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Other manufacturers of AN also supplied AN to West Fertilizer. Initially, the lawsuits that had been filed named West Fertilizer and another supplier of AN as defendants. There have been certain responses to discovery in connection with the pending lawsuits that possibly some of the AN products at West Fertilizer at the time of the explosion may have been produced by EDC. In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. Our legal counsel in this matter has represented to us that while it is extremely early in this litigation, they believe our chances of ultimately confirming the merits of EDC’s legal position are probable. However, if there is an adverse outcome in this matter as to EDC, we are unable to estimate a possible range of loss at this time. As of June 30, 2015, no liability has been established in connection with this matter, but we have incurred professional fees up to our self-insured retention amount.

During May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products. It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, which force majeure clause in the supply agreement excuses EDC’s performance under the supply agreement. BAE pre-litigation demand indicated a claim in excess of $30 million. EDC will vigorously defend this matter. The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated. Therefore, no liability has been established at June 30, 2015.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which generally includes a deductible of $250,000 or $500,000 per claim, depending on the policy period. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At June 30, 2015, our accrued general liability insurance claims were $694,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and a portion of the proceeds given to Bayer. The assets for carbon credits are accounted for on a fair value basis as discussed below. Also, the contractual obligations to give the applicable portion of the related proceeds to Bayer are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At June 30, 2015, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract and an interest rate swap contract.

For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At June 30, 2015, the valuation inputs included the contractual weighted-average cost of $3.09 per MMBtu and the estimated weighted-average market value of $2.92 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.14 and the total estimated market exchange rate of 1.11 (U.S. Dollar/Euro). For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At June 30, 2015, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.41%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At June 30, 2015 and December 31, 2014, the valuations ($2.35 and $2.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales agreement and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas and platinum used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At June 30, 2015, our futures/forward copper contracts included 1,950,000 pounds of copper and extend through December 2015 at a weighted-average cost of $2.77 per pound. At December 31, 2014, our futures/forward copper contracts included 1,750,000 pounds of copper, extended through May 2015 at a weighted-average cost of $2.98 per pound. At June 30, 2015, our futures/forward natural gas contracts (accounted for on a mark-to-market basis) included approximately 4,655,000 MMBtu of natural gas and extend through June 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $3.09 per MMBtu. At December 31, 2014, our futures/forward natural gas contracts included 8,279,000 MMBtu of natural gas and extended through June 2016 at a weighted-average cost of $3.24 per MMBtu. At June 30, 2015, we did not have any futures/forward platinum contracts. At December 31, 2014, our futures/forward platinum contracts included 3,000 ounces of platinum and extended through April 2015 at a weighted-average cost of $1,224.26 per ounce. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

U.S. Dollar/Euro exchange rates. At June 30, 2015, our foreign exchange contract was for the receipt of approximately 280,000 Euros through September 2015 at the contractual exchange rate of 1.14 (U.S. Dollar/Euro). At December 31, 2014, our foreign exchange contract was for the receipt of approximately 819,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro). These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the six months ended June 30, 2015 and 2014, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project performed at the Baytown Facility. Pursuant to the terms of the agreement with Bayer, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Bayer and EDN. We have no obligation to reimburse Bayer for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At June 30, 2015 and December 31, 2014, we had approximately 1,727,000 and 1,112,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

		Fair Value Measurements at June 30, 2015 Using
Description	Total Fair Value at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
	(In Thousands)
Assets – Supplies, prepaid items and other:
Commodities contracts	$10	$—	$10	$—	$—
Carbon credits	4,049	—	—	4,049	2,779

Total	$4,059	$—	$10	$4,049	$2,779

Liabilities – Current and noncurrent accrued and other liabilities:
Commodities contracts	$1,070	$290	$780	$—	$2,440
Contractual obligations - carbon credits	4,049	—	—	4,049	2,779
Interest rate contracts	416	—	416	—	671
Foreign exchange contracts	6	—	6	—	44

Total	$5,541	$290	$1,202	$4,049	$5,934

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In Thousands)
Beginning balance	$2,779	$1,284	$(2,779)	$(1,284)	$2,716	$1,673	$(2,716)	$(1,673)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total net realized and unrealized gains (losses) included in earnings	1,334	1,925	(1,334)	(1,634)	1,364	—	(1,364)	—
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(64)	(1,536)	—	—	(31)	—	—	—
Settlements	—	—	64	1,245	—	—	31	—

Ending balance	$4,049	$1,673	$(4,049)	$(1,673)	$4,049	$1,673	$(4,049)	$(1,673)

Total net gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,334	$1,004	$(1,334)	$(1,004)	$1,334	$—	$(1,334)	$—

Net gains (losses) included in earnings and the income statement classifications are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales – Undesignated commodities contracts	$(2,048)	$2,111	$(70)	$(105)
Cost of sales – Undesignated foreign exchange contracts	(64)	—	29	—
Other income – Carbon credits	1,741	1,925	1,771	—
Other expense – Contractual obligations relating to carbon credits	(1,741)	(1,634)	(1,771)	—
Interest expense – Undesignated interest rate contracts	(45)	(57)	(14)	(37)

	$(2,157)	$2,345	$(55)	$(142)

At June 30, 2015 and December 31, 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At June 30, 2015, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30 million based on a quoted price of 107.0. At December 31, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying by approximately $17 million based on a quoted price of 104.0. These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 7 – Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Income Taxes

Provisions (benefit) for income taxes are as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Current:
Federal	$10	$(1,189)	$(147)	$(2,169)
State	661	1,242	(187)	567

Total Current	671	53	(334)	(1,602)

Deferred:
Federal	3,121	13,393	275	8,000
State	348	1,255	18	649

Total Deferred	3,469	14,648	293	8,649

Provisions (benefit) for income taxes	$4,140	$14,701	$(41)	$7,047

For the six and three months ended June 30, 2015 and 2014, the current provisions (benefit) for federal income taxes shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the six and three months ended June 30, 2015 and 2014, the current provisions (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2015 includes the impact of permanent tax differences, such as energy tax credits and other permanent items.

The tax provision for the six months ended June 30, 2015 and 2014 was $4.1 million (37% of pre-tax income) and $14.7 million (39% of pre-tax income), respectively.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2011-2013 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Net sales:
Chemical	$239,582	$250,977	$112,768	$135,756
Climate Control	132,040	123,100	66,842	62,751
Other	4,895	6,110	3,049	3,155

	$376,517	$380,187	$182,659	$201,662

Gross profit: (1)
Chemical (2)	$35,457	$57,682	$13,627	$29,256
Climate Control	40,043	37,766	20,081	18,502
Other	1,741	2,143	1,174	1,111

	$77,241	$97,591	$34,882	$48,869

Operating income: (3)
Chemical (2)	$23,500	$52,402	$6,840	$23,589
Climate Control	8,316	8,944	4,004	4,612
Other	576	901	578	514
General corporate expenses (4)	(15,609)	(12,622)	(8,862)	(4,951)

	16,783	49,625	2,560	23,764
Interest expense, net (5)	5,628	12,379	2,230	5,671
Non-operating income, net:
Chemical	(61)	(140)	(28)	(63)
Climate Control	(4)	—	(4)	—
Corporate and other business operations	(19)	(13)	(17)	(13)
Provisions (benefit) for income taxes	4,140	14,701	(41)	7,047
Equity in earnings of affiliate – Climate Control	—	(79)	—	(12)

Income from continuing operations	$7,099	$22,777	$420	$11,134

(1)	Gross profit by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components.
(2)	During the first quarter of 2014, we recognized business interruption and property insurance recoveries totaling $28.0 million, of which approximately $22.9 million was recognized as a reduction to cost of sales.
(3)	Our chief operating decision makers use operating income by business segment for purposes of making decisions that include resource allocations and performance evaluations. Operating income by business segment represents gross profit by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information (continued)

(4)	General corporate expenses consist of the following:

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(6,690)	$(4,344)	$(4,088)	$(2,812)
Fees and expenses relating to shareholders (A)	(4,334)	(4,462)	(2,655)	(262)
Professional fees	(2,831)	(2,148)	(1,287)	(960)
All other	(1,771)	(1,718)	(874)	(944)

Total selling, general and administrative	(15,626)	(12,672)	(8,904)	(4,978)
Other income	69	50	45	27
Other expense	(52)	—	(3)	—

Total general corporate expenses	$(15,609)	$(12,622)	$(8,862)	$(4,951)

(A)	These fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests.

(5)	During the six and three months ended June 30, 2015, interest expense is net of capitalized interest of $12.6 million and $7.0 million, respectively. During the six and three months ended June 30, 2014, interest expense is net of capitalized interest of $5.3 million and $3.0 million, respectively.

Information about our total assets by business segment is as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Chemical	$980,064	$929,745
Climate Control	136,767	133,183
Other	6,409	5,960
Corporate assets	54,939	68,117

Total assets	$1,178,179	$1,137,005

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended June 30,
	2015	2014
	(In Thousands)
Cash refunds for income taxes, net	$(3,878)	$(5,564)

Noncash investing and financing activities:
Accounts payable, accrued liabilities and long-term debt associated with additions of property, plant and equipment	$64,640	$24,841
Long-term debt associated with additions of capitalized internal-use software and software development	$2,251	$2,601

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-Q including our June 30, 2015 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. Also see “Special Note Regarding Forward-Looking Statements.”

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

Corn prices affect the number of acres of corn planted in a given year and the number of acres planted will drive nitrogen fertilizer consumption, likely driving ammonia, UAN and urea prices. Weather also will have an impact on fertilizer consumption. As reported in Green Markets, for the 2015/16 corn season, production is estimated 13.5 billion bushels, 5% below last year’s record level and wet weather conditions in the early spring delayed corn planting and consequently fertilizer application. That late start put downward pressure on nitrogen prices as dealers liquidated inventories by the end of the spring application season. Additionally, while unfavorable weather conditions were experienced during the second quarter, the demand for nitrogen during the fall prepay season is currently expected to be strong. Notwithstanding the current conditions, the fundamentals continue to be positive for nitrogen fertilizer products we produce and sell and gross margins still continue to be favorable, with the current exception of AN produced at the El Dorado Facility from purchased ammonia.

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

Mining

Our mining products are industrial grade AN (“LDAN”) and AN solutions. The primary uses are as ammonium nitrate fuel oil, specialty emulsions primarily in surface mining of coal and for usage in quarries and the construction industry. As reported by the U.S. Energy Information Administration, annual coal production for 2014 was up 1% over 2013. EIA has forecasted a decline in overall coal production in the U.S. for 2015 and for the five months ended May 2015 U.S. coal production was down 7.5% relative to 2014. EIA is forecasting modest growth in U.S. coal production of 0.5% in 2016. The Appalachia region is expected to drive the decline in coal production with expected declines of approximately 12% in 2015. For 2015, the Powder River Basin, and Illinois Basin are estimated to decline approximately 7% and 3%, respectively. We believe that coal production in the U.S. will face significant challenges assuming that natural gas prices remain at current levels and given that export demand could be lower due to the current strong U.S. currency. While we believe our plants are well-located to support the regions that are more stable in the upcoming years, our current mining sales volumes are being impacted by overall lower customer demand for LDAN.

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

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant fluctuations, which has had an impact on our cost of producing nitrogen fertilizer. The following table shows the second quarter volume of natural gas we purchased and the average cost per MMBtu:

	2015	2014
Natural gas volumes (MMBtu in millions)	3.0	3.2

Natural gas average cost per MMBtu	$3.16	$4.55

Beginning in December 2014, Henry Hub average daily natural gas spot prices have trended below $4.00 averaging approximately $2.73 in the second quarter of 2015 compared to $4.58 in the second quarter of 2014.

Ammonia Prices

Ammonia is the primary feedstock for the production of agricultural grade AN (“HDAN”) and LDAN at our El Dorado Facility. Ammonia pricing is based on a published Tampa, Florida market index. The Tampa index is commonly used in annual contracts for both the mining and industrial sectors, and is based on the most recent major industry transactions in the

Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Additionally, the El Dorado Facility’s cost to produce HDAN from purchased ammonia can periodically exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas) as discussed below. Subject to availability, the El Dorado Facility has the ability to source a portion of its ammonia requirements from our Pryor Facility, which cost is significantly lower than current market prices. Once our new ammonia production plant at the El Dorado Facility commences production (expected to begin early in the second quarter of 2016), we believe this cost disadvantage will be eliminated. Over the past several years, ammonia prices have experienced large fluctuations. The table below shows the El Dorado Facility’s second quarter volume of ammonia purchased and the average cost per short ton:

	2015	2014
Ammonia volumes (tons in thousands)	37	45

Ammonia average cost per short ton	$455	$523

Based upon full plant production, the El Dorado Facility would normally purchase 200,000 to 220,000 tons per year of ammonia feedstock. In the second quarter of 2015, the purchased ammonia was less than the amount required for full production due to lower

•	LDAN production caused by low natural gas prices affecting the overall demand for coal translating to lower U.S. coal production combined with EDC currently being a high cost producer and customers purchasing LDAN from competitors

•	decreased production of HDAN tons due to weather issues causing a wet spring that compressed the fertilizer application season creating lower demand and;

•	lower nitric acid capacity in both periods due to the loss of the DSN plant in 2012.

It is expected that this trend will continue for the balance of 2015 and negatively impact our operating results as we continue to rebuild sales volumes post the expiration of the Orica contract. We believe that these volumes will be recaptured in 2016 with new contracts in conjunction with the startup of the ammonia plant.

As mentioned above, our El Dorado Facility produces HDAN, nitric acid and LDAN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. This cost disadvantage combined with the impact of the loss of the Orica contract contributed to an operating loss for the facility during the period of approximately $10 million compared to an operating loss of approximately $1 million in the second quarter of 2014. El Dorado has the advantage of being able to receive and ship ammonia by pipeline, the most effective mode of transportation.

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

Climate Control Business

Construction Markets

Our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors, and we believe the majority of our business is associated with the construction of new facilities. Information available from the CMFS forecast indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 7% in aggregate during 2015 and is near 2007 pre-recession levels and single-family residential construction is expected to grow 15% during 2015, however, still remains well below pre-recession levels. In particular, the hospitality, education and multi-family vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.

Based on the above projection, we expect the Climate Control Business to experience sales growth in the short-term. Although a part of the Climate Control Business’ commercial/institutional sales are products that are used for renovation and replacement applications, sales increases in the medium-term and long-term are expected to be primarily driven by growth in new construction, as well as the introduction of new products specifically in the hospitality, education and healthcare verticals end markets. Our expectations for our residential products, which are all GHPs, are that they will experience minimal growth due to the higher relative total system purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems creating a longer payback period in most regions due to low natural gas prices compared to previous years where there were higher natural gas prices. We continue to focus our sales and marketing efforts to increase our share of the existing market for our products as well as expand the markets for and application of our products, with a focus on utilizing high efficiency/“green” technology.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnarounds maintenance, is mitigated through a diligent planning process that takes into account the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee and Pryor Facilities have historically undergone a facility Turnaround every year. In the third quarter of 2014, our Cherokee Facility underwent an extended Turnaround replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle. Going forward, we anticipate that Turnarounds at our Cherokee Facility typically will be performed every two years, expecting to last 25 to 30 days. Turnarounds at our Pryor Facility currently are performed every year, and typically last between 20 to 25 days. We recently completed a Turnaround at our Pryor Facility, which began on July 11th and we are currently in the process of restarting the ammonia plant. At our El Dorado Facility, since we are able to perform Turnaround projects on individual plants without shutting down the entire facility, we believe that the impact of lost production to be less significant. Upon completion of the new ammonia plant at our El Dorado Facility, that facility is expected to begin with annual Turnarounds that will typically last between 20 to 25 days. All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which costs are expensed as incurred.

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

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business’ second quarter 2015 total new product bookings were $70 million, a decrease of 15% over the second quarter of 2014, however, increased over the first quarter of 2015. Including the loss of Carrier’s heat pump contracts as previously reported, our commercial and residential bookings declined 15% and 20%, respectively. Excluding Carrier heat pump activity, commercial and residential bookings declined 8% and 16%, respectively. Our backlog is higher in 2015 over 2014 due to orders exceeding sales in most product lines.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2015	2014	2015	2014	2015	2014
	(In Millions)
First Quarter	$66.5	$63.2	$65.2	$60.3	$68.6	$44.7
Second Quarter	$70.2	$83.1	$66.8	$62.8	$75.1	$68.1
Third Quarter		$74.1		$73.5		$73.5
Fourth Quarter		$58.0		$68.8		$64.9

Fiscal Year		$278.4		$265.4

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. However, the June 30, 2015 backlog includes two orders totaling approximately $0.4 million expected to ship in twelve to thirteen months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For July 2015, our new orders received were approximately $21 million and our backlog was approximately $74 million at July 31, 2015.

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

Consolidated Results of the Second Quarter of 2015

Our consolidated net sales for the second quarter of 2015 were $183 million compared to $202 million for the same period in 2014. The sales decrease of $19 million included a decrease of $23 million in our Chemical Business partially offset by an increase of $4 million in our Climate Control Business. Our consolidated operating income was $2.6 million compared to $23.8 million. The decrease in operating income of $21.2 million included a decrease of $16.7 million in our Chemical Business and $0.6 million in our Climate Control Business. In addition, unallocated corporate expenses increased $3.9 million. The items impacting our operating results are discussed in more detail below and under “Results of Operations”.

Items Affecting Comparability of Results of the Second Quarter

Chemical Business

Orica Contract

As previously reported, our contract with Orica expired on April 9, 2015. Under that contract, we agreed to grant Orica the exclusive right to sell all of the LDAN produced at our El Dorado Facility in exchange for a guaranteed minimum 240,000 tons annually. The contract included a provision for Orica to pay for fixed overhead costs and gross profit on the portion of the annual minimum of product not taken. The annual fixed overhead and gross profit associated with the 240,000 tons was approximately $20 million.

During second quarter of 2014, we sold Orica approximately 22,000 tons of LDAN but under this contract, we were also paid for the fixed overhead and profit on the approximately 38,000 tons not taken during the quarter. During second quarter of 2015, we sold approximately 14,000 tons of LDAN to customers, including Orica, creating $4 million less contribution margin compared to the second quarter of 2014.

Subsequent to the expiration of the Orica contract, we are selling LDAN but at relatively lower volume. Given that we remain a high cost producer, we believe we will continue to experience lower volumes until the El Dorado ammonia plant construction is completed and production begins early in the second quarter of 2016.

We have signed contracts with customers that, beginning in 2016, provide for the sale of LDAN for certain annual volume levels under various cost plus pricing arrangements. We expect that these contracted annual volumes should represent a majority of the previously contracted volume under the Orica contract. Unlike the Orica contract, that contained take-or-pay provisions, these contracts include minimum annual volume levels with penalty payments if minimum volumes are not met. However as discussed in more detail below under “Key Industry Factors”, our LDAN sales volumes are being impacted by the decline in coal production in the U.S.

Debt and Interest Expense

During August 2013, in connection with a major expansion of our El Dorado Facility, LSB sold $425 million of 7.75% Senior Secured Notes. During the second quarter of 2015 and 2014, interest expense was $2.2 million and $5.7 million, net of capitalized interest of $7.0 million and $3.0 million, respectively. Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the six and three months ended June 30, 2015 and 2014 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

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

The following table contains certain information about our continuing operations in different business segments on a consolidated basis for the six and three months ended June 30:

	Six Months		Three Months
	2015	2014	2015	2014
	(In Thousands)
Net sales:
Chemical	$239,582	$250,977	$112,768	$135,756
Climate Control	132,040	123,100	66,842	62,751
Other	4,895	6,110	3,049	3,155

	$376,517	$380,187	$182,659	$201,662

Gross profit:
Chemical	$35,457	$57,682	$13,627	$29,256
Climate Control	40,043	37,766	20,081	18,502
Other	1,741	2,143	1,174	1,111

	$77,241	$97,591	$34,882	$48,869

Operating income:
Chemical	$23,500	$52,402	$6,840	$23,589
Climate Control	8,316	8,944	4,004	4,612
Other	576	901	578	514
General corporate expenses	(15,609)	(12,622)	(8,862)	(4,951)

	16,783	49,625	2,560	23,764
Interest expense, net	5,628	12,379	2,230	5,671
Non-operating income, net:
Chemical	(61)	(140)	(28)	(63)
Climate Control	(4)	—	(4)	—
Corporate and other business operations	(19)	(13)	(17)	(13)
Provisions (benefit) for income taxes	4,140	14,701	(41)	7,047
Equity in earnings of affiliate – Climate Control	—	(79)	—	(12)

Income from continuing operations	$7,099	$22,777	$420	$11,134

Additions to property, plant and equipment:
Chemical	$186,703	$102,142	$110,014	$58,698
Climate Control	426	1,175	313	692
Other	24	11	—	7
Corporate	271	85	271	16

	$187,424	$103,413	$110,598	$59,413

Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$16,395	$14,760	$8,716	$7,371
Climate Control	2,325	2,297	1,158	1,160
Other	18	17	9	9
Corporate	298	288	152	143

	$19,036	$17,362	$10,035	$8,683

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the six months ended June 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$129,195	$134,913	$(5,718)	(4.2)%
Industrial acids and other chemical products	79,681	75,510	4,171	5.5%
Mining products	28,407	33,133	(4,726)	(14.3)%
Other products	2,299	7,421	(5,122)	(69.0)%

Total Chemical	$239,582	$250,977	$(11,395)	(4.5)%

Gross profit – Chemical	$35,457	$57,682	$(22,225)	(38.5)%

Gross profit percentage – Chemical (1)	14.8%	23.0%	(8.2)%

Operating income – Chemical	$23,500	$52,402	$(28,902)	(55.2)%

(1)	As a percentage of net sales

Net Sales – Chemical

Our Chemical Business sales in the agricultural markets were primarily at the spot market price in effect at the time of sale or at a negotiated future price. Most of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price. In general, our first six months of 2015 agricultural sales were lower mostly due to decreased prices of UAN and lower sales volumes of HDAN partially offset by higher sales volume of UAN and ammonia. Mining sales also declined primarily due to lower sales volumes partially offset by increased sales volume of industrial products.

•	Agricultural products comprised approximately 54% of the Chemical Business’ net sales for both periods. Sales decreased during the first half of 2015 primarily due to lower average selling prices of UAN (6%) and to lower sales volume of HDAN (22%) due to adverse weather conditions in much of our markets causing decreased customer demand partially offset by increased sales volume of UAN (10%) and ammonia (32%), due in part, to an overall improved on-stream rate of our Pryor Facility, despite an unplanned outage of 17 days in the second quarter of 2015. The decrease in selling prices for UAN fertilizers was attributable to lower commodity prices coupled with lower urea prices due to the large amount of imports.

•	Industrial acids and other chemical products sales increased as a result of increased volumes at our Baytown Facility, which performed a Turnaround in the second quarter of 2014.

•	Mining products sales decreased primarily as a result of lower volumes at our Cherokee Facility due to continued decline of demand for mining products in the Appalachian region.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties. The decrease in natural gas sales is due to lower sales prices in the Marcellus Shale region and lower production volumes as the operator of these properties has slowed development due to the decline in natural gas pricing.

Gross Profit – Chemical

•	Our gross profit decreased $22.2 million during the first half of 2015 as compared to the same period of 2014. The first half of 2014 included a business interruption insurance recovery of $22.9 million. Excluding the business interruption insurance recovery, gross profit increased $0.7 million in the first half of 2015 as compared to the same period last year. The increase of $0.7 million was primarily due to overall improved on-stream production rates of our Pryor Facility coupled with lower natural gas feedstock costs of approximately (29%) partially offset by lost absorption of fixed overhead costs associated with the lower production volume of HDAN, the impact from expiration of the supply contract with Orica in April 2015 and increased operating costs. The positive impact from lower natural gas prices was partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Operating Income – Chemical

•	Our Chemical Business’ operating income was $23.5 million, a decrease of $28.9 million. In addition to the business interruption insurance recovery included in gross profit discussed above, a property insurance recovery of $5.1 million was recognized in the first half of 2014. Excluding the total insurance recoveries of $28.0 million in the first half of 2014, operating income decreased $0.9 million primarily as the result of increased product handling (railcar lease costs), personnel and training expenses, primarily related to the expansion related activities at the El Dorado Facility partially offset by the increase in gross profit (excluding insurance recoveries) discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the six months ended June 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$76,200	$80,380	$(4,180)	(5.2)%
Hydronic fan coils	32,640	27,700	4,940	17.8%
Other HVAC products	23,200	15,020	8,180	54.5%

Total Climate Control	$132,040	$123,100	$8,940	7.3%

Gross profit – Climate Control	$40,043	$37,766	$2,277	6.0%

Gross profit percentage – Climate Control (1)	30.3%	30.7%	(0.4)%

Operating income – Climate Control	$8,316	$8,944	$(628)	(7.0)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•

Net sales of our water source and geothermal heat pump products decreased in the first half of 2015 primarily as a result of the loss of the Carrier heat pump contracts. Excluding Carrier heat pump sales, sales increased from $68 million in the first half of 2014 to $76 million in the first half of 2015, or approximately 12%, with commercial/institutional product sales increasing approximately 13% and residential product sales increasing approximately 9% primarily due to higher incoming order levels in the preceding quarters. The increase in commercial/institutional product sales were driven by gains in the retail and multi-family sectors with a slight decline in the education sector. Incoming orders, excluding Carrier, for commercial/institutional products increased 13% while residential products declined 3%, respectively. The decline in residential products (geothermal heat pumps) is driven by low natural gas prices causing a longer payback.

•	Net sales of our hydronic fan coils increased as a result of an increase number of units sold due to stronger incoming orders in the preceding quarters, an increase in the average unit price and favorable product mix. We experienced only minor fluctuations in the vertical markets served.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers and modular chillers, up 95% and 43%, respectively, partially offset by a reduction in sales of our engineering and construction services due to contract award delays. In our large custom air handler and modular chiller products, incoming order levels and customer requested delivery dates during 2014 resulted in higher beginning backlogs in 2015 and facilitated higher sales during the first six months of 2015. From a vertical market perspective, there were no significant shifts in the sectors served.

Gross Profit – Climate Control

•	The increase in gross profit in our Climate Control Business was primarily the result of the higher sales discussed above. The lower gross profit as a percentage of sales was primarily the result of product mix as residential products, which carry a higher gross margin declined in proportion to commercial/institutional products and as margins on large custom air handlers are lower than those of other product lines.

Operating Income – Climate Control

•	Operating income in the first half of 2015 declined by $0.6 million compared to the same period of 2014. The increase in gross profit was offset by higher variable selling expenses (freight of $1.1 million due to higher sales volume and product mix; warranty of $0.8 million due higher sales volume as well as specific claims in our hydronic fan coil and large custom air handler businesses; and commissions of $0.6 million due to higher sales volume and customer mix) and personnel related expenses of $0.8 million (salaries, wages and benefits), partially offset by lower fixed spending in advertising and consulting fees

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses for the first half of 2015 was $15.6 million compared to $12.6 million for the same period in 2014. The increase primarily related to an increase in personnel related expenses (salaries and number of employees), directors’ fees (number of independent board members and related quarterly fees), amortization of software costs (implementation of the new ERP system), and professional fees.

Interest Expense, net

Interest expense for the first six months of 2015 was $5.6 million compared to $12.4 million for the same period in 2014. The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $12.6 million was capitalized in the first half of 2015 compared to $5.3 million during the same period of 2014.

Provision for Income Taxes

The provision for income taxes for the first half of 2015 was $4.1 million compared to $14.7 million for the same period in 2014. The resulting effective tax rate for the first half of 2015 was 37% and 39% for the first half of 2014.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for the three months ended June 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$60,840	$75,390	$(14,550)	(19.3)%
Industrial acids and other chemical products	39,173	38,321	852	2.2%
Mining products	11,540	18,700	(7,160)	(38.3)%
Other products	1,215	3,345	(2,130)	(63.7)%

Total Chemical	$112,768	$135,756	$(22,988)	(16.9)%

Gross profit – Chemical	$13,627	$29,256	$(15,629)	(53.4)%

Gross profit percentage – Chemical (1)	12.1%	21.6%	(9.5)%

Operating income – Chemical	$6,840	$23,589	$(16,749)	(71.0)%

(1)	As a percentage of net sales

Net Sales – Chemical

In general, our second quarter 2015 agricultural sales were lower mostly due to lower sales volumes and prices of UAN and HDAN. Mining sales also declined due to lower sales prices and volumes partially offset by increased sales volume of industrial products.

•	Agricultural products comprised approximately 54% and 56% of the Chemical Business’ net sales for the second quarter 2015 and 2014, respectively. Agricultural products sales decreased during the second quarter of 2015 primarily due to lower sales volume of HDAN (17%) due to the adverse weather conditions in much of our markets causing decreased customer demand, a lower on-stream rate experienced at the Pryor Facility due to an unplanned outage of 17 days, and a lower average selling price for nitrogen fertilizers. Compared to the second quarter of 2014, the 2015 overall average agricultural products selling prices decreased, driven by an 8% decrease in UAN prices, a 5% decrease in AN prices slightly offset by 1% increase in ammonia prices. The decrease in selling prices for UAN fertilizers was attributable to lower commodity prices and lower urea prices that serve as alternative to UAN effecting price. Unfavorable weather conditions also contributed to the lower UAN and HDAN prices for the quarter.

•	Industrial acids and other chemical products sales increased as a result of increased volumes at our Baytown Facility, which performed a Turnaround in the second quarter of 2014, partially offset by lower prices from the pass-through of decreased ammonia costs to contractual customers.

•	Mining products sales decreased primarily due to the expiration of the Orica supply contract in April 2015, which terms included the recovery of certain fixed overhead costs and gross profit for tons not taken, and lower prices from the pass-through of decreased ammonia costs to our contractual customers.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties. The decrease in natural gas sales is due to lower sales prices and lower production volumes as the operator of these properties is delaying development due to the current low net selling prices of natural gas in the Marcellus Shale region.

Gross Profit – Chemical

•	Our gross profit decreased $15.6 million during the second quarter of 2015 as compared to the second quarter of 2014. The decrease of $15.6 million was primarily due to the lost absorption of fixed overhead costs associated with lower production volumes of agricultural and mining products and the lower on-stream production rate at our Pryor Facility, the expiration of the supply contract with Orica, increased operating costs and the lower average sales prices partially offset by lower feedstock costs. Natural gas feedstock costs decreased approximately 31% coupled with a 13% decrease in ammonia feedstock costs. The positive impact from lower natural gas prices were partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Operating Income – Chemical

•	Our Chemical Business’ operating income was $6.8 million, a decrease of $16.7 million. Operating income decreased as the result of the items discussed above combine with increased product handling (railcar lease costs) and personnel and training expenses, some of which relate to expansion related activities at the El Dorado Facility.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended June 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$38,706	$41,898	$(3,192)	(7.6)%
Hydronic fan coils	16,165	12,421	3,744	30.1%
Other HVAC products	11,971	8,432	3,539	42.0%

Total Climate Control	$66,842	$62,751	$4,091	6.5%

Gross profit – Climate Control	$20,081	$18,502	$1,579	8.5%

Gross profit percentage – Climate Control (1)	30.0%	29.5%	0.5%

Operating income – Climate Control	$4,004	$4,612	$(608)	(13.2)%

(1)	As a percentage of net sales

Net Sales – Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in the second quarter of 2015 primarily as a result of the loss of the Carrier heat pump contracts. Excluding Carrier heat pump sales, sales increased from $35.7 million in the second quarter of 2014 to $38.7 million in the second quarter of 2015, or 8%, with commercial/institutional product sales up 12% and residential product sales declining approximately 3% related to incoming order levels . From a commercial/institutional market perspective, gains were seen in the retail and multi-family sectors with a slight decline in the education sector. Incoming orders, excluding Carrier, for commercial/institutional products increased 15% and residential products decreased 16%, respectively.

•	Net sales of our hydronic fan coils increased as a result of an increase number of units sold due to stronger incoming orders in the first quarter, an increase in the average unit price and favorable product mix. We experienced only minor fluctuations in the vertical markets served.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers and modular chillers, up 94% and 37%, respectively, partially offset by a reduction in sales of our engineering and construction services due to contract award delays. In our large custom air handler and modular chiller products, incoming order levels and customer requested delivery dates during 2014 resulted in higher beginning backlogs in 2015 and facilitated higher sales during second quarter of 2015. From a vertical market perspective, there were no significant shifts in the sectors served.

Gross Profit – Climate Control

•	The increase in gross profit in our Climate Control Business was primarily the result of the higher sales discussed above. The higher gross profit as a percentage of sales was primarily the result of favorable prices for raw materials and components and product mix as residential products.

Operating Income – Climate Control

•	Operating income in the second quarter of 2015 declined by $0.6 million compared to the same period of 2014. The increase in gross profit was offset by higher variable selling expenses (warranty of $1.0 million due to higher sales volume as well as specific claims in our hydronic fan coil and large custom air handler businesses; freight of $0.6 million due to higher sales volume and product mix; and commissions of $0.1 million due to higher sales volume) and personnel related expenses of $0.7 million (salaries, wages and benefits).

General Corporate Expenses

General corporate expenses for the second quarter of 2015 were approximately $8.9 million compared to $5.0 million for the same period in 2014. The increase primarily relates to fees and expenses incurred in evaluating and analyzing proposals received from certain activist shareholders, and dealing, negotiating and settling with those shareholders in order to avoid a proxy contest and personnel related expenses (salaries and number of employees).

Interest Expense, net

Interest expense for the second quarter of 2015 was $2.2 million compared to $5.7 million for the same period in 2014. The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $7.0 million capitalized in the second quarter of 2015 compared to $3.0 million capitalized during second quarter of 2014.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the second quarter of 2015 was minimal compared to a provision for income taxes of $7.0 million for the same period in 2014. The resulting effective tax rate for the second quarters of 2015 and 2014 was 37%, excluding the impact that the reduction in second quarter income had on the resulting rate, and 39%, respectively.

Liquidity and Capital Resources

Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow and various forms of financing. See additional discussions concerning cash flow relating to our Chemical and Climate Control Businesses under “Overview” and “Results of Operations included in this MD&A. Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the six months ended June 30, 2015:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $40.3 million primarily as the result of net income of $7.1 million plus adjustments of $19.0 million for depreciation, depletion and amortization of PP&E and net cash provided of $9.3 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $98.8 million that consisted primarily of $157.4 million used for expenditures for PP&E primarily for the benefit of our Chemical Business and net purchases of short-term investments of $10.5 million, partially offset by proceeds of $71.0 million from restricted cash and cash equivalents and investments primarily representing funds designated by management for specific capital projects relating to our Chemical Business.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $4.5 million that primarily related to net proceeds from long-term financing of $16.0 million partially offset by payments on short-term financing and long-term debt of $12.9 million.

Capitalization

The following is our total current and noncurrent cash and investments, long-term debt and stockholders’ equity:

	June 30, 2015	December 31, 2014
	(In Millions)
Cash and cash equivalents and short-term investments	$157.7	$201.3
Noncurrent restricted cash and cash equivalents and investments	—	71.0

Total current and noncurrent cash and investments	$157.7	$272.3

Long-term debt:
Senior Secured Notes due 2019	$425.0	$425.0
Secured Promissory Notes due 2016	19.4	22.8
Secured Promissory Notes due 2021	16.2	—
Other	9.6	9.5

Total long-term debt, including current portion	$470.2	$457.3

Total stockholders’ equity	$443.9	$434.0

As of June 30, 2015, our current cash and investments totaled $157.7 million. In addition, our $100 million revolving credit facility was undrawn and available to fund operations as discussed below, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

During the first part of August 2015, the engineering, procurement and construction contractor and other consultants we have retained in connection with the El Dorado Expansion projects advised us they are now estimating that the total cost to complete the El Dorado Expansion projects will exceed what we previously projected, due, in part, to work performed by a previous subcontractor. We have now been advised that the total cost to complete the El Dorado Expansion projects is estimated to be in the range of $660 million to $680 million ($437 million spent as of June 30, 2015 and $223 million to $243 million to be spent in the balance of 2015 with the possibility that a portion of these capital additions could occur during the first quarter of 2016).

It is expected that the new ammonia plant will be mechanically complete by the end of 2015 and should begin production early in the second quarter 2016. As it relates to the new nitric acid plant and concentrator, the concentrator went into production in June 2015 and the nitric acid plant is expected to be mechanically complete in September 2015, with production beginning in mid-fourth quarter of 2016.

We expect to be able to fund the cash needs for our operations and our capital expenditures, including the El Dorado Expansion projects and our other planned discretionary capital projects, from cash on hand, internally generated cash flow, working capital, borrowings under our working capital revolver, and other financings. We are currently negotiating with third party lenders for the financing for certain discrete pieces of equipment in connection with the El Dorado Expansion projects. Additionally, the Indenture governing our Senior Secured Notes allows us to incur an additional $50 million in debt. We are also in discussions with other financing providers to provide additional capital, as needed, for the completion of the El Dorado Expansion projects. If for some reason we are unable to complete these financings or there is a shortfall in our internally generated cash flow, either of which would negatively affect our ability to fund all of the discretionary capital projects we had planned to complete or initiate during the balance of 2015 and 2016, we would be required to reduce, delay the start of, or terminate at least some of these capital projects.

We are party to an Indenture governing the Senior Secured Notes. The Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Indenture, to certain transactions.

We and certain of our subsidiaries are party to an amended revolving credit facility. Pursuant to the terms of the Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At June 30, 2015, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings was approximately $75.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.

Capital Additions

Capital Additions – First Six Months of 2015

Capital additions during the first six months of 2015 were $190.8 million, including $188.6 million for the benefit of our Chemical Business. The Chemical Business capital additions included $173.6 million for expansion projects at our El Dorado Facility (which capital additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines), $10.4 million for various major renewal and improvement projects, $2.3 million for the development of natural gas leaseholds, $1.9 million relating to the new ERP system, and an additional $0.4 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital additions were funded primarily from noncurrent restricted cash and investments, working capital and third-party financing. Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during 2015 and future years.

Planned Capital Additions

Planned Capital Additions For the Second Half of 2015
(In Millions)
Chemical:
El Dorado Facility Expansion Projects (1)	$223 – $243
Development of Natural Gas Leaseholds	1 – 2
Environmental Projects	2 – 5
Major Renewal and Improvement Projects	11 – 14
Other (2)	11 – 14

Total Chemical	$248 – $278

Climate Control	3 – 6
Corporate and Other	3 – 6

$254 – $290

(1)	It is possible that a portion of these capital additions could occur during the first quarter of 2016.
(2)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures is capitalized interest of approximately $9 million for the second half of 2015. The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management system. The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $25 million to $27 million.

Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies. As the engineering, design, and bidding processes progress and project construction proceeds, the estimated costs are more certain and the range of estimates narrows. The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects. Beyond the completion of the expansion projects, specific capital projects are less identified but are expected to include approximately $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $28 million from 2016-2019 to fully develop our natural gas working interests.

El Dorado Facility Expansion Projects

The El Dorado Facility has certain expansion projects underway. These expansion projects include an ammonia production plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment. During the second quarter of 2015, we started the concentrated nitric acid process and incurred startup costs for the period of approximately $0.2 million. Sales from the process have commenced, although startup costs are continuing. The expected costs of these projects are outlined below, which planned amounts are included in the table above.

	Capitalized To Date	Planned Capital Additions to Completion	Total
	(In Millions)
Ammonia Plant	$243	$162 – $ 177	$405 – $420
Nitric Acid Plant and Concentrator	121	19 – 21	140 – 142
Other Support Infrastructure	73	42 – 45	115 – 118

	$437	$223 – $ 243	$660 – $680

Our El Dorado Facility produces nitric acid and HDAN and LDAN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity. We are constructing a 1,150 ton per day ammonia production plant at the El Dorado Facility, which we believe should eliminate the cost disadvantage, increase capacity, and improve efficiency of the El Dorado Facility. This project is expected to be operational early in the second quarter of 2016.

In addition, we are constructing a new 1,100 ton per day, 65% strength nitric acid plant and concentrator to replace the concentrated nitric acid capacity lost in May 2012. The concentrator was recently completed, the nitric acid plant is scheduled to begin production in the fourth quarter of 2015 and are designed to be more efficient and provide increased nitric acid production capacity.

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

Plant Turnarounds

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically result in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, such as major Turnaround maintenance, is mitigated through a diligent planning process that takes into consideration the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Based on our current plan for Turnarounds for the remainder of 2015, we estimate that we will incur approximately $2.0 million to $2.4 million of these Turnaround costs. However, it is possible that the actual costs could be significantly different from our estimates.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $3.1 million in the first half of 2015 in connection with environmental projects. For the remainder of 2015, we expect to incur expenses ranging from $2.2 million to $2.7 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 9 of Notes to Condensed Consolidated Financial Statements.

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

Compliance with Long – Term Debt Covenants

The Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants, including a minimum fixed charge coverage ratio of not less than 2.0 to 1.0, if at any time the excess availability (as defined by the Working Capital Revolver Loan), under the Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of June 30, 2015, as defined in the agreement, the fixed charge coverage ratio was 3.4 to 1. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

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

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2014 Form 10-K. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. For the first half of 2015, we did not experience a material change in accounting estimates. However, it is reasonably possible that the estimates and assumptions utilized as of June 30, 2015 could change in the near-term

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2015, we have agreed to indemnify the sureties for payments, up to $17.3 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

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

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At June 30, 2015, we had a minimal amount of embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

Our Chemical Business buys substantial quantities of natural gas (as a feedstock) and platinum (as a catalyst in the manufacturing process) generally at market prices and our Climate Control Business buys substantial quantities of copper for use in manufacturing processes. As part of our raw material price risk management, periodically, our Chemical Business enters into firm purchase commitments and/or futures/forward contracts for natural gas and our Climate Control Business enters into futures contracts for copper, which are discussed in Note 10 of Notes To Condensed Consolidated Financial Statements. Our Chemical Business has also acquired working interests in natural gas properties to serve as an economic hedge against potential higher natural gas prices for a portion of our future natural gas requirements.

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. A portion of these contracts are considered derivatives and are accounted for on a mark-to-market basis; which are discussed in Note 10, and a portion of these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. These contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2015, our futures/forward natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 1.8 million MMBtu of natural gas. These contracts extend through December 2015 at a weighted-average cost of $3.20 per MMBtu ($5.9 million) and a weighted-average market value of $2.91 per MMBtu ($5.4 million).

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment. As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts, which are discussed in Note 10 of Notes To Condensed Consolidated Financial Statements. At June 30, 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At June 30, 2015, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $30.0 million based on a quoted price of 107.0, which is also discussed in Note 10.

Item 4.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “intend”, “should” and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but not limited to, the following:

•	downtime at our Chemical Business facilities;

•	requirements for purchased ammonia;

•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;

•	the outlook of our chemical products and related markets;

•	demand for our geothermal products;

•	shipment of backlog;

•	impact due to expiration of the Orica contract and replacing lost annual volumes:

•	the impact from the ongoing Operational Excellence activities;

•	the results of our strategy for our Climate Control Business;

•	eliminating our external ammonia purchase requirements;

•	changes in domestic fertilizer production and/or demand;

•	increasing output and capacity of our existing production facilities;

•	stimulating sales of our geothermal heat pump products, and other “green” products;

•	eliminating the current ammonia cost disadvantage;

•	improved sales in 2015 for our Climate Control Business;

•	the sources to fund our cash needs and how this cash will be used;

•	the ability to entering into the additional borrowings;

•	completing the ERP implementation in 2016;

•	completing the El Dorado expansion project during 2015 and 2016;

•	the results from the El Dorado expansion project;

•	future cost of our capital projects and the timing of those costs;

•	cost to develop natural gas working interest;

•	sufficient sources for materials and components;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;

•	when Turnarounds will be performed and completed;

•	costs of Turnarounds during the remainder of 2015;

•	expenses in connection with environmental projects;

•	the increase in depreciation, depletion and amortization;

•	benefits from the El Dorado expansion projects;

•	meeting all required covenant tests for the next twelve months; and

•	changes to internal controls over financial reporting.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,

•	material reduction in revenues,

•	material changes in interest rates,

•	ability to collect in a timely manner a material amount of receivables,

•	increased competitive pressures,

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,

•	releases of pollutants into the environment exceeding our permitted limits,

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,

•	the requirement to use internally generated funds for purposes not presently anticipated,

•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future,

•	substantial existing indebtedness;

•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components,

•	limitations due to financial covenants;

•	changes in competition,

•	the loss of any significant customer,

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans,

•	inability to fund the working capital and expansion of our businesses,

•	problems with production equipment,

•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components,

•	material increases is cost of raw materials;

•	material changes in our accounting estimates,

•	significant problems within our production equipment,

•	fire or natural disasters,

•	inability to obtain or retain our insurance coverage,

•	obtaining necessary permits;

•	inability to obtain third-party financing;

•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2014 Form 10-K and Form 10-Q for quarterly period ended March 31, 2015 and June 30, 2015.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

AN – Ammonium nitrate.

ARO – Asset retirement obligation.

Bayer – Bayer MaterialScience LLC.

Baytown Facility – The nitric acid production facility operated by a subsidiary of EDN located in Baytown, Texas.

Borrowers – LSB and certain of its subsidiaries that are party to the Amended Working Capital Revolver Loan.

Carrier – Carrier Corporation.

Chemical Business – LSB’s business segment that manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets.

Cherokee Facility – Our chemical production facility located in Cherokee, Alabama.

Climate Control Business – LSB’s business segment manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.

CMFS – The Dodge Data & Analytics Construction Market Forecasting Service.

DSN – A 98% strength nitric acid plant which was located at the El Dorado Facility

EDC – El Dorado Chemical Company.

EDN – El Dorado Nitric LLC

EIA – The U.S. Energy Information Administration.

El Dorado Facility – Our chemical production facility located in El Dorado, Arkansas.

Environmental Laws – Numerous federal, state and local environmental laws.

EPA – The U.S. Environmental Protection Agency.

ERP – Enterprise resource planning.

FASB – Financial Accounting Standards Board

GHP – Geothermal heat pump.

Golsen Group – Jack E. Golsen, our Executive Chairman of the Board of Directors, members of his immediate family, including Barry H. Golsen, our Chief Executive Officer and President, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

HDAN – High density ammonium nitrate prills used in the agricultural industry.

Health Laws – Numerous federal, state and local health and safety laws.

KDHE – The Kansas Department of Health and Environmental.

LDAN – Low density ammonium nitrate prills used in the mining industry.

Lender – Wells Fargo Capital Finance, LLC (“Wells Fargo”), as the arranger and administrative agent.

Indenture – The agreement governing the Senior Secured Notes.

LSB – LSB Industries, Inc.

MD&A – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu – Million Metric British thermal units.

Nitric Acid Plant – A new nitric acid plant being constructed at our El Dorado Facility.

NYMEX – New York Mercantile Exchange

Orica – Orica International Pte Ltd.

PCC – Pryor Chemical Company.

PP&E – Plant, property and equipment.

Pryor Facility – Our chemical production facility located in Pryor, Oklahoma.

SEC - The U.S. Securities and Exchange Commission.

Senior Secured Notes – The $425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019.

SG&A – Selling, general and administrative expense.

Turnaround – A planned major maintenance activity.

UAN – Urea ammonium nitrate.

U.S. – United States.

Working Capital Revolver Loan – The senior secured revolving credit facility, as amended in June 2015.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material legal proceedings or material developments in any such legal proceedings pending against us not reported in Item 3 of our 2014 Form 10-K or in Item 1 of Part II of our March 31, 2015 Form 10-Q, except as follows:

During October 2014, our Cherokee Facility received from the EPA a notice of violation as a result of a risk management inspection by the EPA during 2013. The notice listed eleven alleged violations. During May 2015, our Cherokee Facility received a settlement letter from the EPA, which terms have been accepted, subject to the final consent decree from the EPA. Under the proposed settlement, we would pay a penalty in the form of providing $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty of $26,000.

During May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for alleged breach of a supply agreement to provide BAE certain products. It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, which force majeure clause in the supply agreement excuses EDC’s performance under the supply agreement. BAE pre-litigation demand indicated a claim in excess of $30 million. EDC will vigorously defend this matter.

Item 1A.   Risk Factors

There are no material changes from the risk factors as previous disclosed in Item 1A to Part I of our 2014 Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Not applicable

Item 6.   Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1	Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated effective as of June 11, 2015, by and among LSB Industries, Inc. and each of its subsidiaries that are Signatories, the lenders and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders, which the Company hereby incorporates by reference from Exhibit 99.1 to the Company’s Form 8-K, dated June 12, 2015.

31.1	Certification of Barry H. Golsen, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1	Certification of Barry H. Golsen, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of August 2015.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Corporate Controller (Principal Accounting Officer)