Form 10-Q
period 2015-09-30
LSB INDUSTRIES INC
filed 2015-11-09
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-7677

LSB Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	73-1015226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16 South Pennsylvania Avenue, Oklahoma City, Oklahoma	73107
(Address of principal executive offices)	(Zip Code)

(405) 235-4546

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the Registrant’s voting common stock, as of October 30, 2015 was 22,811,262 shares, excluding 4,320,462 shares held as treasury stock.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2015 is unaudited)

	September 30, 2015	December 31, 2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$23,958	$186,811
Restricted cash	—	365
Short-term investments	15,000	14,500
Accounts receivable, net	90,064	88,074
Inventories:
Finished goods	24,170	28,218
Work in progress	2,743	2,763
Raw materials	26,782	25,605

Total inventories	53,695	56,586
Supplies, prepaid items and other:
Prepaid insurance	2,611	13,752
Precious metals	14,398	12,838
Supplies	17,220	15,927
Prepaid and refundable income taxes	8,709	7,387
Other	4,175	5,438

Total supplies, prepaid items and other	47,113	55,342
Deferred income taxes	20,385	17,204

Total current assets	250,215	418,882

Property, plant and equipment, net	874,575	619,205

Other assets:
Noncurrent restricted cash and cash equivalents	—	45,969
Noncurrent restricted investments	—	25,000
Intangible and other, net	32,204	27,949

Total other assets	32,204	98,918

	$1,156,994	$1,137,005

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2015 is unaudited)

	September 30, 2015	December 31, 2014
	(In Thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,950	$81,456
Short-term financing	1,204	11,955
Accrued and other liabilities	46,317	51,166
Current portion of long-term debt	23,849	10,680

Total current liabilities	182,320	155,257

Long-term debt	472,599	446,638

Noncurrent accrued and other liabilities	17,863	17,934

Deferred income taxes	73,182	83,128

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 27,131,724 shares issued (26,968,212 shares at December 31, 2014)	2,713	2,697
Capital in excess of par value	174,500	170,537
Retained earnings	259,191	286,188

	439,404	462,422

Less treasury stock, at cost:
Common stock, 4,320,462 shares	28,374	28,374

Total stockholders’ equity	411,030	434,048

	$1,156,994	$1,137,005

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three and Nine Months Ended September 30, 2015 and 2014

	Three Months		Nine Months
	2015	2014	2015	2014
	(In Thousands, Except Per Share Amounts)

Net sales	$157,685	$171,046	$534,202	$551,233
Cost of sales	144,406	146,660	443,682	429,256

Gross profit	13,279	24,386	90,520	121,977

Selling, general and administrative expense	29,382	25,208	89,598	77,364
Provision for (recovery of) losses on accounts receivable	(161)	70	352	(86)
Impairment of natural gas properties	39,670	—	39,670	—
Property insurance recoveries in excess of losses incurred	—	—	—	(5,147)
Other expense (income), net	(725)	305	(996)	1,418

Operating income (loss)	(54,887)	(1,197)	(38,104)	48,428

Interest expense, net	877	5,079	6,505	17,458
Non-operating other income, net	(23)	(89)	(107)	(242)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate	(55,741)	(6,187)	(44,502)	31,212
Provision (benefit) for income taxes	(21,982)	(2,415)	(17,842)	12,286
Equity in earnings of affiliate	—	—	—	(79)

Income (loss) from continuing operations	(33,759)	(3,772)	(26,660)	19,005

Net loss from discontinued operations	4	5	37	28

Net income (loss)	(33,763)	(3,777)	(26,697)	18,977

Dividends on preferred stocks	—	—	300	300

Net income (loss) applicable to common stock	$(33,763)	$(3,777)	$(26,997)	$18,677

Weighted-average common shares:
Basic	22,799	22,596	22,741	22,558

Diluted	22,799	22,596	22,741	23,662

Income (loss) per common share:
Basic	$(1.48)	$(0.17)	$(1.19)	$0.83

Diluted	$(1.48)	$(0.17)	$(1.19)	$0.80

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

Nine Months Ended September 30, 2015

	Common Stock Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2014	26,968	$3,000	$2,697	$170,537	$286,188	$(28,374)	$434,048
Net loss					(26,697)		(26,697)
Dividends paid on preferred stocks					(300)		(300)
Stock-based compensation				1,443			1,443
Exercise of stock options	160		16	1,769			1,785
Common stock issued for services	4			155			155
Excess income tax benefit associated with stock-based compensation				596			596

Balance at September 30, 2015	27,132	$3,000	$2,713	$174,500	$259,191	$(28,374)	$411,030

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30, 2015 and 2014

	2015	2014
	(In Thousands)

Cash flows from continuing operating activities
Net income (loss)	$(26,697)	$18,977
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Deferred income taxes	(13,127)	11,542
Gains on property insurance recoveries associated with property, plant and equipment	—	(5,147)
Impairment of natural gas properties	39,670	—
Depreciation, depletion and amortization of property, plant and equipment	29,951	26,421
Other	3,527	2,461
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	5,156	(7,326)
Inventories	1,849	(917)
Prepaid insurance	11,141	11,619
Prepaid and accrued income taxes	(1,322)	5,593
Other supplies, prepaid items and other	(3,872)	1,454
Accounts payable	5,043	5,160
Accrued interest	(8,202)	(8,131)
Other current and noncurrent liabilities	(614)	(4,807)

Net cash provided by continuing operating activities	42,503	56,899

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(300,763)	(164,160)
Proceeds from property insurance recovery associated with property, plant and equipment	—	5,147
Proceeds from sales of property and equipment	3	220
Proceeds from short-term investments	24,500	—
Purchases of short-term investments	(25,000)	(14,500)
Proceeds from noncurrent restricted cash and cash equivalents	45,969	169,276
Deposits of noncurrent restricted cash and cash equivalents	—	(165,106)
Proceeds from noncurrent restricted investments	25,000	209,990
Purchase of noncurrent restricted investments	—	(50,000)
Other investing activities	(1,445)	(1,814)

Net cash used by continuing investing activities	(231,736)	(10,947)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	15,101	—
Payments on revolving debt facility	(1,800)	—
Proceeds from long-term debt, net of fees	31,047	—
Payments on long-term debt	(9,064)	(7,853)
Payments of debt issuance costs	(121)	—
Payments on short-term financing	(10,751)	(12,236)
Proceeds from exercises of stock options	1,785	649
Excess income tax benefit associated with stock-based compensation	596	—
Dividends paid on preferred stocks	(300)	(300)

Net cash provided (used) by continuing financing activities	26,493	(19,740)
Cash flows of discontinued operations:
Operating cash flows	(113)	(138)

Net increase (decrease) in cash and cash equivalents	(162,853)	26,074

Cash and cash equivalents at beginning of period	186,811	143,750

Cash and cash equivalents at end of period	$23,958	$169,824

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

See Note 14 – Subsequent Events concerning certain events, including a commitment for financing obtained from an investor.

Basis of Consolidation and Presentation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “we”, “us”, or “our”) are consolidated in the accompanying condensed consolidated financial statements. We are involved in manufacturing operations. We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of water source and geothermal heat pumps and air handling products (the “Climate Control Business”). LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas, while our net revenue interest represents our share of the revenues from the sale of natural gas. The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties. See discussion below under “Impairment of Long-Lived Assets.” Entities that are 20% to 50% owned and for which we have significant influence are accounted for on the equity method. All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities and the impairment charge recognized as of September 30, 2015 as discussed below under “Impairment of Long –Lived Assets.” Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Short-Term Investments - Investments, which consist of certificates of deposit with an original maturity of no more than 26 weeks, are considered short-term investments. These investments are carried at cost which approximates fair value.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

As of September 30, 2015, our Chemical Business recognized an impairment charge of $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including information provided by our independent consulting petroleum engineer. The impairment was due to the decline in forward prices for natural gas, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties.

The non-cash impairment charge was included in the condensed consolidated statements of operations line item impairment of natural gas properties for the three and nine months ended September 30, 2015.

Noncurrent Restricted Cash and Cash Equivalents - Noncurrent restricted cash and cash equivalents consisted of balances that were designated by us for specific purposes relating to capital projects.

Noncurrent Restricted Investments - Noncurrent restricted investments consisted of investment balances that were designated by us for specific purposes relating to capital projects. The balance included investments in certificates of deposits with an original maturity no longer than approximately 26 weeks. The investments in certificates of deposits were carried at cost, which approximated fair value.

Concentration of Credit Risks for Cash, Cash Equivalents, and Investments at Financial Institutions - Financial instruments relating to cash, cash equivalents, and investments (certificates of deposits) potentially subject us to concentrations of credit risk. At September 30, 2015, the total balance of these financial instruments exceeded the FDIC-insured limits by approximately $14.8 million. All of these financial instruments were held by financial institutions within the U.S.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved a one-year deferral of the effective date of this standard with the option to early adopt but not before the original effective date. As a result, the effective date for us of this standard is January 1, 2018, with the option to adopt a year earlier. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income (Loss) Per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss):	$(33,763)	$(3,777)	$(26,697)	$18,977
Dividends on Series B Preferred	—	—	(240)	(240)
Dividends on Series D Preferred	—	—	(60)	(60)

Total dividends on preferred stocks	—	—	(300)	(300)

Numerator for basic net income (loss) per common share - net income (loss) applicable to common stock	(33,763)	(3,777)	(26,997)	18,677
Dividends on preferred stocks assumed to be converted, if dilutive	—	—	300	300

Numerator for diluted net income (loss) per common share	$(33,763)	$(3,777)	$(26,697)	$18,977

Denominator:
Denominator for basic net income (loss) per common share - weighted-average shares	22,799,007	22,595,634	22,741,012	22,557,935
Effect of dilutive securities:
Convertible preferred stocks	—	—	—	916,666
Stock options	—	—	—	187,026

Dilutive potential common shares	—	—	—	1,103,692

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	22,799,007	22,595,634	22,741,012	23,661,627

Basic net income (loss) per common share	$(1.48)	$(0.17)	$(1.19)	$0.83

Diluted net income (loss) per common share	$(1.48)	$(0.17)	$(1.19)	$0.80

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Convertible preferred stocks	916,666	916,666	916,666	—
Stock options	905,257	673,415	897,690	335,757

	1,821,923	1,590,081	1,814,356	335,757

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Inventories

At September 30, 2015 and December 31, 2014, inventory reserves for certain slow-moving inventory items (Climate Control Business products) were $1,855,000 and $1,653,000, respectively. In addition, because costs exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories provided by our Chemical Business were $2,784,000 and $1,976,000 at September 30, 2015 and December 31, 2014, respectively.

Note 4: Current and Noncurrent Accrued and Other Liabilities

	September 30, 2015	December 31, 2014
	(In Thousands)

Accrued warranty costs	$10,129	$8,817
Accrued payroll and benefits	9,090	8,743
Deferred revenue on extended warranty contracts	8,380	7,806
Accrued interest	5,686	13,888
Customer deposits	5,297	6,833
Other	25,598	23,013

	64,180	69,100
Less noncurrent portion	17,863	17,934

Current portion of accrued and other liabilities	$46,317	$51,166

Note 5: Accrued Warranty Costs

Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years. As such, we provide warranties after equipment shipment/start-up covering defects in materials and workmanship. Generally, for commercial/institutional products, the base warranty coverage for most of the manufactured equipment in the Climate Control Business is limited to eighteen months from the date of shipment or twelve months from the date of start-up, whichever is shorter, and to ninety days for spare parts. For residential products, the base warranty coverage for manufactured equipment in the Climate Control Business is limited to ten years from the date of shipment for material and to five years from the date of shipment for labor associated with the repair. The warranty provides that most equipment is required to be returned to the factory or an authorized representative, and the warranty is limited to the repair and replacement of the defective product, with a maximum warranty of the refund of the purchase price. Furthermore, companies within the Climate Control Business generally disclaim and exclude warranties related to merchantability or fitness for any particular purpose and disclaim and exclude any liability for consequential or incidental damages. In some cases, the customer may purchase, or a specific product may be sold with, an extended warranty. The above discussion is generally applicable to such extended warranties, but variations do occur depending upon specific contractual obligations, certain system components, and local laws.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Accrued Warranty Costs (continued)

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Balance at beginning of period	$9,596	$7,701	$8,817	$7,297
Amounts charged to SG&A	2,372	1,926	6,892	5,621
Costs incurred	(1,839)	(1,458)	(5,580)	(4,749)

Balance at end of period	$10,129	$8,169	$10,129	$8,169

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities. Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration. Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”). In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable. As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established. However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made. In addition, our Chemical Business owns working interests in certain natural gas properties. We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted. At September 30, 2015 and December 31, 2014, our accrued liability for AROs was $274,000 and $340,000, respectively.

Note 7: Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2015	December 31, 2014
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$13,301	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
Secured Promissory Note due 2016, with a current interest rate of 3.33%	17,615	22,814
Secured Promissory Note due 2021, with a current interest rate of 5.25% (C)	16,189	—
Secured Promissory Note due 2022, with a current interest rate of 4.21% (D)	15,000	—
Other, with a current weighted-average interest rate of 4.50%, most of which is secured primarily by machinery and equipment	9,343	9,504

	496,448	457,318
Less current portion of long-term debt	23,849	10,680

Long-term debt due after one year	$472,599	$446,638

(A)	In June 2015, the working capital revolver loan (as amended, the “Working Capital Revolver Loan”) was amended, by which the lender released its second-priority security interest and liens in collateral that also secures, on a first priority basis, the 7.75% Senior Secured Notes due 2019 (“Senior Secured Notes”). The amendment also amends the definition of Permitted Investments to include investments that are made:

•	To the extent that the Consolidated Leverage Ratio (as defined in the amendment) does not exceed 2.5 to 1.0;

•	In amounts not to exceed 50% of the cumulative consolidated net income or loss since August 7, 2013;

•	To permit $35 million in joint ventures; and

•	To permit $50 million in our subsidiary, Zena Energy L.L.C. (“Zena”)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt (continued)

The amendment also provides that we can incur additional indebtedness if the Fixed Charge Coverage Ratio (as defined in the amendment) is greater than 2.0 to 1.0.

Our ability to make permitted investments or incur indebtedness is conditioned upon our not being in default and having at least 20% of the maximum revolver commitment or $20 million, whichever is greater, being available.

The Working Capital Revolver Loan continues to provide (a) advances up to $100 million, which are based on specified percentages of eligible accounts receivable and inventories (b), up to $15 million of letters of credit, the outstanding amount of which reduces the availability under the Working Capital Revolver Loan, and (c) the maturity date is April 13, 2018.

(B)	The Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st. The Senior Secured Notes are general senior secured obligations of LSB. The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except one, being senior secured guarantees and one being a senior unsecured guarantee. The Senior Secured Notes rank equally in right of payment to all of LSB’s and the guarantors’ existing and future senior secured debt, including the Working Capital Revolver Loan, and are senior in right of payment to all of LSB’s and the guarantors’ future subordinated indebtedness. LSB does not have independent assets or operations.
(C)	The secured promissory note due 2021 (the “Secured Promissory Note due 2021”) is an agreement between one of our subsidiaries, El Dorado Chemical Company (“EDC”), a subsidiary within our Chemical Business, and a lender for an original principal amount of approximately $16.2 million. The Secured Promissory Note due 2021 bears interest at the rate of 5.25% per year and matures on March 26, 2021. Interest only is payable monthly for the first 12 months of the term. Principal and interest are payable monthly for the remaining term of the Secured Promissory Note due 2021. This Secured Promissory Note due 2021 is secured by a natural gas pipeline being constructed at the El Dorado Facility and is guaranteed by LSB.
(D)	On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), a subsidiary within our Chemical Business, entered into a secured promissory note due 2022 (the “Secured Promissory Note due 2022”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15.0 million and a maximum principal note amount of $19.8 million. The remainder of the funding under the Secured Promissory Note due 2022 is expected to be drawn upon completion of the ammonia storage tank, but in any event by May 2016 (the “Loan Conversion Date”). Up to the Loan Conversion Date, EDA will make monthly interest payments on the outstanding principal borrowed.

On the Loan Conversion Date, the outstanding principal balance will be converted to a seven year secured term loan requiring equal monthly principal and interest payments. In addition, a final balloon payment equal to the remaining outstanding principal (or 30% of the outstanding principal balance on the Loan Conversion Date) is required on the maturity date. The Secured Promissory Note due 2022 bears interest at a rate that is based on the monthly LIBOR rate plus 4.0% and matures in May 2022. The Secured Promissory Note due 2022 is secured by the ammonia tank and related systems and is guaranteed by LSB.

EDA may prepay all of the principal amount of the Secured Promissory Note due 2022 from the day following the first anniversary date of the Loan Conversion Date. A prepayment premium is required from the day following the first anniversary date of the Loan Conversion Date beginning at 1.114% and ending at 0.031%, a month prior to the maturity date.

Note 8: Commitments and Contingencies

Termination of Sales Commitment - Ammonium nitrate supply agreement—Pursuant to a long-term cost-plus supply agreement, EDC agreed to supply Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade AN produced at our El Dorado Facility (the “Orica Agreement”). The Orica Agreement included a provision for Orica to pay for product not taken. The Orica Agreement also included a required notice of termination of one year, with the termination date to be no sooner than April 9, 2015. On March 31, 2014, EDC sent to Orica the required one-year notice that EDC would not renew the Orica Agreement. As a result, the Orica Agreement expired on April 9, 2015.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

Planned Capital Additions – A subsidiary of EDC is party to various agreements with Leidos Constructors, LLC (“Leidos”) and others to engineer, procure and construct an ammonia plant and certain support facilities.

EDC is party to an agreement with Weatherly Inc. for the licensing, engineering, and procurement of major manufacturing equipment for a new 65% strength nitric acid plant to be constructed at our El Dorado Facility (the “Nitric Acid Plant”). EDC is also party to various agreements with Leidos and others to engineer, procure and construct the Nitric Acid Plant, a nitric acid concentrator and certain support facilities at the El Dorado Facility.

The estimated cost for these projects ranges from $732 million to $755 million (excluding capitalized interest and contingency), of which $531 million has been incurred and capitalized at September 30, 2015.

Natural Gas Purchase Commitments – See Note 9 – Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits (accounted for on a mark-to-market basis) at September 30, 2015. During September 2015, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at certain of our chemical facilities. Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2015, our natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 6.1 million MMBtu of natural gas. These contracts extend through December 2016 at a weighted-average cost of $2.96 per MMBtu ($18.1 million) and a weighted-average market value of $2.74 per MMBtu ($16.8 million).

Legal Matters - Following is a summary of certain legal matters involving the Company:

A.	Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (collectively, the “Environmental and Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the Environmental and Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental and Health Laws and related enforcement policies have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.

Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental and Health Laws, and significant expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved. As of September 30, 2015, our accrued liabilities for environmental matters totaled $452,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also, see discussion in Note 6 - Asset Retirement Obligations.

1.	Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the United States Environmental Protection Agency (the “EPA”). These permits limit the type and amount of effluents that can be discharged and control the method of such discharge. The following are discharge water matters in relation to the respective state discharge water permits.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

The Pryor Chemical Facility (the “PCC Facility”) holds a permit to inject wastewater into an on-site well that is valid until 2018. The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed and PCC may have to find an alternative means of disposal after the permit expires. PCC is continuing to discuss disposal possibilities both internally and with the ODEQ.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit levels, but has, from time to time, had difficulty meeting the more restrictive dissolved minerals permit levels, primarily related to storm-water runoff. We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas. We believe that the issue with the storm-water runoff should be resolved if and when the ADEQ issues a new NPDES discharge water permit, which we have been advised that the ADEQ is currently processing.

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the United States Department of Justice (“DOJ”), relating to certain alleged violations through 2010 of EDC’s 2004 NPDES discharge water permit. The DOJ advised that action would also be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC. As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter. Therefore, no liability has been established at September 30, 2015.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility. The risk assessment was submitted in August 2007. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2015, in connection with this matter.

2.	Air Matters

One of our subsidiaries within our Chemical Business, PCC has been advised that the ODEQ is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma is in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions primarily in 2011 were intentionally reported incorrectly to the ODEQ. PCC has cooperated with the ODEQ in connection with this investigation. As of September 30, 2015, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3.	Other Environmental Matters

During May of 2013, the EPA conducted a risk management inspection of our Cherokee Facility. During October 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection, which listed eleven alleged violations. Our Cherokee Facility has provided the EPA with written responses. During May 2015, our Cherokee Facility received a settlement letter from the EPA, which terms have been accepted by the Cherokee Facility, and we are awaiting the final consent decree from the EPA. Under the proposed settlement agreement, we have agreed to pay a penalty in the form of providing $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty to the EPA of approximately $26,000. As a result, we have accrued for the amount of this settlement, which is included in our accrued liabilities for environmental matters discussed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

In 2002, two subsidiaries within our Chemical Business sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property. Even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations. Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and develop a corrective action strategy based on the investigation. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

The successor Chevron Environmental Management Company (“Chevron”) of a prior owner of the Hallowell Facility has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

Our subsidiary and Chevron are pursuing with the state of Kansas, including the KDHE, a corrective action strategy relating to the Hallowell Facility. This strategy currently includes long-term surface and groundwater monitoring to track the natural decline in contamination. During December 2014, the KDHE approved a corrective action study work plan and will consider and recommend restoration or replacement pursuant to the work plan and/or whether to seek compensation in its evaluation. Currently, it is unknown what remediation and damages the KDHE would require, if any, but we believe that certain remediation activities will be required to begin in 2016. The ultimate required remediation, if any, is currently unknown. Our subsidiary and Chevron have retained an environmental consultant to perform the corrective action study work plan as to the appropriate method to remediate the Hallowell Facility, which study is not scheduled to be completed until the end of 2015. We have been advised by our consultant that until the study has been completed there are too many unknowns to have a meaningful and reliable estimate as to the cost of the remediation. We have accrued for our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value. As more information becomes available relating to the study during the remainder of 2015, our estimated accrual will be refined.

B.	Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants. In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage. EDC has retained a firm specializing in cause and origin investigations that has particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC have placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter. Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000. In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn. Subsequently, we and EDC entered into a confidential settlement agreement with three family groups that had claimed wrongful death and bodily injury. A liability has been established as a result of this settlement agreement. In addition, a receivable for the insurance recovery was also recognized in conjunction with this agreement and pursuant to the terms of our insurance policy. While the settlement resolves the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

plaintiffs, in addition to indemnification or defense obligations we may have to other defendants. We intend to continue to defend these lawsuits vigorously. However, we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC. As of September 30, 2015, no liability has been established in connection with this matter, except for the settlement agreement discussed above, but we have incurred professional fees up to our self-insured retention amount.

During May of 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products. It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement. BAE’s pre-litigation demand indicated a claim in excess of $30 million. EDC intends to vigorously defend this matter. The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated. Therefore, no liability has been established at September 30, 2015.

On September 25, 2015, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York. The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects. The lawsuit, which also names certain current and former officers, seeks an unspecified amount of damages. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

In September 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility. Global subcontracted with the general contractor, Leidos Constructors, LLC (“Leidos”), and claims that Global is entitled to payment for certain work in the sum of approximately $18 million. Leidos, as general contractor to EDA, has reported that it made an estimated $6 million payment to Global on or about September 11, 2015 thereby reducing the claim to approximately $12 million. Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015. Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work. EDA intends to monitor the Leidos audit, and conduct EDA’s own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute. LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility. As of September 30, 2015, no liability has been established in connection with this matter.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control Business products and other product liability occurrences. Most of the product liability claims are covered by our general liability insurance, which includes a deductible of $250,000 or $500,000 per claim, depending on the policy period. For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability up to the applicable deductible. At September 30, 2015, our accrued general liability insurance claims were $560,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below. All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments. In addition, as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and a portion of the proceeds given to Covestro (formerly Bayer MaterialScience). The assets for carbon credits are accounted for on a fair value basis as discussed below. Also, the contractual obligations to give the applicable portion of the related proceeds to Covestro are accounted for on a fair value basis, as discussed below, unless we enter into a firm sales

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

commitment to sell the carbon credits. The valuations of these assets and liabilities were determined based on quoted market prices, or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values. The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts. The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts. At September 30, 2015, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract and an interest rate swap contract.

For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices. At September 30, 2015, the valuation inputs included the contractual weighted-average cost of $2.93 per MMBtu and the estimated weighted-average market value of $2.65 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.13 (U.S. Dollar/Euro). For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves. At September 30, 2015, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.38%. No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. At September 30, 2015 and December 31, 2014, the valuations ($2.35 and $2.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales agreement and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively. The valuations use undiscounted cash flows based on management’s assumption that the carbon credits would be sold, and the associated contractual obligations would be extinguished in the near term. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits and associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas and platinum used by our Chemical Business. As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis. At September 30, 2015, we did not have any futures/forward copper contracts. At December 31, 2014, our futures/forward copper contracts included 1,750,000 pounds of copper, extended through May 2015 at a weighted-average cost of $2.98 per pound. At September 30, 2015, our futures/forward natural gas contracts (accounted for on a mark-to-market basis) included approximately 3,227,000 MMBtu of natural gas and extend through June 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.93 per MMBtu. At December 31, 2014, our futures/forward natural gas contracts included 8,279,000 MMBtu of natural gas and extended through June 2016 at a weighted-average cost of $3.24 per MMBtu. At September 30, 2015, we did not have any futures/forward platinum contracts. At December 31, 2014, our futures/forward platinum contracts included 3,000 ounces of platinum and extended through April 2015 at a weighted-average cost of $1,224.26 per ounce. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States. As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates. At September 30, 2015, our foreign exchange contract was for the receipt of approximately 293,000 Euros through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro). At December 31, 2014, our foreign exchange contract was for the receipt of approximately 819,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro). These contracts are free-standing derivatives and are accounted for on a mark-to-market basis. The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts. In February of 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016. This contract is a free-standing derivative and is accounted for on a mark-to-market basis. During the nine months ended September 30, 2015 and 2014, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (the “Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the project, and any balance thereafter is to be allocated between Covestro and EDN. We have no obligation to reimburse Covestro for their costs associated with the project, except through the transfer or sale of the carbon credits when such credits are issued to us. The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits). At September 30, 2015 and December 31, 2014, we had approximately 84,000 and 1,112,000 carbon credits, respectively, all of which were subject to contractual obligations. The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

		Fair Value Measurements at September 30, 2015 Using
Description	Total Fair Value at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
	(In Thousands)
Assets - Supplies, prepaid items and other:
Carbon credits	$187	$—	$—	$187	$2,779
Foreign exchange contracts	3	—	3	—	—

Total	$190	$—	$3	$187	$2,779

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts	$915	$—	$915	$—	$2,440
Contractual obligations - carbon credits	187	—	—	187	2,779
Interest rate contracts	278	—	278	—	671
Foreign exchange contracts	—	—	—	—	44

Total	$1,380	$—	$1,193	$187	$5,934

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
	(In Thousands)
Beginning balance	$4,049	$1,673	$(4,049)	$(1,673)	$2,779	$1,284	$(2,779)	$(1,284)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total net realized and unrealized gains (losses) included in earnings	—	—	904	—	1,334	1,925	(430)	(1,634)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(3,862)	—	—	—	(3,926)	(1,536)	—	—
Settlements	—	—	2,958	—	—	—	3,022	1,245

Ending balance	$187	$1,673	$(187)	$(1,673)	$187	$1,673	$(187)	$(1,673)

Total net gains (losses) for the period included in earnings attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$—	$—	$—	$177	$1,004	$(177)	$(1,004)

Net gains (losses) included in earnings and the income statement classifications are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Total net gains (losses) included in earnings:
Cost of sales - Undesignated commodities contracts	$(1,526)	$(214)	$(3,574)	$1,897
Cost of sales - Undesignated foreign exchange contracts	2	—	(62)	—
Other income - Carbon credits	904	—	2,645	1,925
Other expense - Contractual obligations relating to carbon credits	—	—	(1,741)	(1,634)
Interest expense - Undesignated interest rate contracts	(10)	14	(55)	(43)

	$(630)	$(200)	$(2,787)	$2,145

At September 30, 2015 and December 31, 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At September 30, 2015, the carrying value of the Senior Secured Notes exceeded the estimated fair value by approximately $15 million based on a quoted price of 96.5. At December 31, 2014, the estimated fair value of the Senior Secured Notes exceeded the carrying value by approximately $17 million based on a quoted price of 104.0. These valuations are classified as Level 2. The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

and applies estimated current market interest rates. The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements. The fair value of our financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

See discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 6 - Asset Retirement Obligations.

Note 10: Income Taxes

Provision (benefit) for income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Current:
Federal	$(5,582)	$660	$(5,572)	$(529)
State	197	31	857	1,273

Total Current	(5,385)	691	(4,715)	744

Deferred:
Federal	(14,592)	(2,568)	(11,469)	10,825
State	(2,005)	(538)	(1,658)	717

Total Deferred	(16,597)	(3,106)	(13,127)	11,542

Provision (benefit) for income taxes	$(21,982)	$(2,415)	$(17,842)	$12,286

For the three and nine months ended September 30, 2015 and 2014, the current provision (benefit) for federal income taxes shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three and nine months ended September 30, 2015 and 2014, the current provisions for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2015 includes the impact of permanent tax differences, such as energy tax credits and other permanent items.

The tax benefit for the nine months ended September 30, 2015 was $17.8 million (40% of pre-tax loss) and the tax provision for the nine months ended September 30, 2014 was $12.3 million (39% of pre-tax income).

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2012-2014 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Net sales:
Chemical	$80,623	$94,767	$320,205	$345,744
Climate Control	75,050	73,485	207,090	196,585
Other	2,012	2,794	6,907	8,904

	$157,685	$171,046	$534,202	$551,233

Gross profit (loss): (1)
Chemical (2)	$(10,456)	$(521)	$25,001	$57,161
Climate Control	22,978	23,862	63,021	61,628
Other	757	1,045	2,498	3,188

	$13,279	$24,386	$90,520	$121,977

Operating income (loss): (1)
Chemical (2) (3)	$(55,046)	$(5,587)	$(31,546)	$46,815
Climate Control	7,163	8,452	15,479	17,396
Other	169	397	745	1,298
General corporate expenses (4)	(7,173)	(4,459)	(22,782)	(17,081)

	(54,887)	(1,197)	(38,104)	48,428
Interest expense, net (5)	877	5,079	6,505	17,458
Non-operating income, net:
Chemical	(16)	(73)	(77)	(213)
Climate Control	—	—	(4)	—
Corporate and other business operations	(7)	(16)	(26)	(29)
Provision (benefit) for income taxes	(21,982)	(2,415)	(17,842)	12,286
Equity in earnings of affiliate - Climate Control	—	—	—	(79)

Income (loss) from continuing operations	$(33,759)	$(3,772)	$(26,660)	$19,005

(1)	Gross profit (loss) by business segment represents net sales less cost of sales. Gross profit classified as “Other” relates to the sales of industrial machinery and related components. Operating income (loss) by business segment represents gross profit (loss) by business segment less selling, general and administrative expense (“SG&A”) incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses.
(2)	During the third quarter of 2015, a Turnaround was performed at our Pryor Facility. Following the completion of a Turnaround at our Pryor Facility we experienced unplanned downtime while restarting the plant that negatively impacted production, sales and operating results. During the first quarter of 2014, we recognized business interruption and property insurance recoveries totaling $28.0 million, of which approximately $22.9 million was recognized as a reduction to cost of sales. During the third quarter of 2014, a Turnaround was performed at our Cherokee Facility, which negatively impacted production, sales and operating results.
(3)	During the third quarter of 2015, our Chemical Business recognized an impairment charge of $39.7 million relating to our working interest in natural gas properties as discussed in Note 1 – Summary of Significant Accounting Policies.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Segment Information (continued)

(4)	General corporate expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(4,428)	$(2,134)	$(11,118)	$(6,478)
Fees and expenses relating to shareholders (A)	(113)	(230)	(4,447)	(4,692)
Professional fees	(1,556)	(1,185)	(4,387)	(3,333)
All other	(1,058)	(915)	(2,829)	(2,633)

Total selling, general and administrative	(7,155)	(4,464)	(22,781)	(17,136)
Other income	4	19	73	69
Other expense	(22)	(14)	(74)	(14)

Total general corporate expenses	$(7,173)	$(4,459)	$(22,782)	$(17,081)

(A)	These fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests.

(5)	During the three and nine months ended September 30, 2015, interest expense is net of capitalized interest of $8.3 million and $20.9 million, respectively. During the three and nine months ended September 30, 2014, interest expense is net of capitalized interest of $3.9 million and $9.2 million, respectively.

Information about our total assets by business segment is as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)

Chemical	$968,127	$929,745
Climate Control	121,904	133,183
Other	6,437	5,960
Corporate assets	60,526	68,117

Total assets	$1,156,994	$1,137,005

Note 12: Related Party Transactions

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended September 30,
	2015	2014
	(In Thousands)

Cash payments (refunds) for income taxes, net	$(3,648)	$(4,864)

Noncash investing and financing activities:
Accounts payable, accrued liabilities and long-term debt associated with additions of property, plant and equipment	$59,566	$23,017
Long-term debt associated with additions of capitalized internal-use software and software development	$3,082	$4,256

Note 14: Subsequent Events

Commitment For Financing - On November 6, 2015, we obtained from an investor (including one or more of its affiliates) a commitment for financing primarily for the purpose of completing our planned capital additions at the El Dorado Facility. The commitment is for $260 million of capital in the form of debt, preferred stock, and common stock warrants, as follows:

•	$50 million in Senior Secured Notes issued at par with a 12% annual interest rate, subject to a limited reset based on certain circumstances but in no event not to exceed a 13.5% annual interest rate. The notes will mature in August 2019, and we have the right to redeem the notes beginning August 2016 at 106%, August 2017 at 103%, and after August 2018 at par. These notes will be pari passu obligations with and share in the note collateral of our existing $425 million of Senior Secured Notes issued in 2013, and they will have substantially similar covenants and events of default.

•	$210 million in cumulative redeemable nonconvertible perpetual non-voting preferred stock (“Preferred Stock”) with a 14% annual dividend rate and an economic participation right equal to 2% of our outstanding common stock before the transaction. The Preferred Stock will rank senior in right of dividends and liquidation payments to all our other existing capital stock, including the preferred stock held by the Golsen family. We will have the right to pay dividends on the Preferred Stock in cash or in-kind. We may redeem the Preferred Stock at any time without premium or penalty at the liquidation preference plus accrued and unpaid dividends plus the value of the participating right. The Preferred Stock is redeemable at the option of the holder beginning one day after the maturity date of our existing Senior Secured Notes. We may settle the redemption of the Preferred Stock in cash or common stock, with the consent of the holder, but subject to our obtaining prior stockholder approval for stock settlement under NYSE requirements.

•	In connection with this financing, we have also committed to issue the purchaser of the Preferred Stock warrants to purchase common stock equal to 17.99% of our outstanding common stock before the transaction at an exercise price of $0.01 per share. The warrant has a ten-year term. The purchaser of the Preferred Stock will also obtain voting rights with our common stock equal to 19.99% of our outstanding common stock before the transaction and will have customary registration rights and pro rata preemptive rights on equity issuance, subject to customary exceptions.

•	The Company will pay a commitment fee of 2% ($5.2 million) on the full amount of the committed financing and a funding fee of 2% (totaling $5.2 million) upon issuance of each of the Senior Secured Notes and the Preferred Stock.

The commitment is subject to the negotiation and execution of definitive documentation and other customary conditions. Although we have entered into exclusivity with the purchaser, we will pay a fee of 3% of the Preferred Stock commitment if the Preferred Stock and warrants are not issued in certain circumstances.

Amendment to Agreement with Leidos – During October 2015, our subsidiaries, EDA and EDC, entered into an amendment agreement (the “Amendment Agreement”) with Leidos to amend certain contracts (the “Leidos Contracts”). The Amendment Agreement allows for short term payment terms for net 60 days not to exceed $50 million outstanding at any time and net 30 day terms for any amount of outstanding invoices submitted in excess of $50 million, beginning after our payment to Leidos on October 2, 2015. The Amendment Agreement further provides that within 72 hours after closing financing for the remainder of all the projects in the Leidos Contracts, but no later than December 10, 2015, EDA and EDCC will pay to Leidos all outstanding invoices that are more than 30 days old and all remaining outstanding invoices will revert to net 30 day terms. The Amendment Agreement also reduced the amount of direct cost mark-up up to a certain threshold (reduced from 4.5% to 2.25% for the direct costs up to $70 million in the aggregate across all the Leidos Contracts, after which any additional direct costs will have a mark-up of 4.5%) and increased the overhead charges payable to Leidos (increased by a total of $6.2 million), in addition to other changes in the Leidos Contracts.

Ammonia Supply Agreement - On November 2, 2015, EDC and Koch Fertilizer, LLC (“Koch Fertilizer”) entered into an ammonia purchase and sale agreement under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs. The initial term of the agreement is for three years, which term begins once the new ammonia plant is completed, and automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect. However, if the new ammonia plant is not completed by July 31, 2016, either party may provide notice of termination on or before October 31, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-Q including our September 30, 2015 condensed consolidated financial statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. Also see “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is a manufacturing company operating through our subsidiaries. LSB and its wholly-owned subsidiaries own the following core businesses:

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

Key Capital Expenditure and Financing Developments

Over the course of September and October, management in conjunction with the owner’s representative, the engineering, procurement and construction contractor and other consultants determined that the total cost to complete the El Dorado Expansion projects will exceed what we previously projected, due, in part, to mechanical and piping labor cost increases compared to earlier estimates. We have now determined that the total cost to complete the El Dorado Expansion projects is estimated to be in the range of $831 million to $855 million ($564 million spent as of September 30, 2015 and $197 million to $216 million to be spent in the fourth quarter of 2015 and between $70 million to $75 million to be spent in 2016).

We expect that the new ammonia plant will be mechanically complete by early February 2016 and should begin production early in the second quarter of 2016. As for the new nitric acid plant and concentrator, the concentrator went into production in June 2015 and the nitric acid plant is expected to be in production beginning the week of November 9th.

Although we had begun seeking additional debt financing to address what were then our known costs of the El Dorado Expansion projects in August and September, the reluctance of existing bondholders to permit additional senior indebtedness unless we obtained additional equity, together with our becoming aware that we may have potential additional costs for the El Dorado Expansion projects, caused us to reevaluate our financing plans and liquidity needs while we also worked to define the new cost estimates. As a result of that analysis, we concluded that our liquidity needs to complete the projects would exceed available debt financing, particularly in light of our existing debt covenants that limited the incurrence of additional indebtedness; that publicly offered financing would not be available before we had defined the cost estimates and released our quarterly results and would probably be unavailable even after those events; and, therefore, either that other financing solutions were required quickly in order for us to continue the projects or that the projects would need to be delayed or stopped in November or December to preserve our liquidity for other operations, which without the El Dorado costs are generally self-sustaining. We also began taking additional steps to address our liquidity concerns, including obtaining extended payment terms from Leidos, the manager of the design and construction of our El Dorado Expansion project and obtaining financing for discrete pieces of equipment. See Note 14 to the Condensed Consolidated Financial Statements and “—Liquidity and Capital Resources.”

We considered and explored with our financial advisor and potential investors or asset buyers various choices to address this situation, including short-term and long-term debt financings within our permitted indebtedness limits, the costs and likelihood of obtaining consents to raise our permitted indebtedness limits, the sale of one or more of our significant assets or divisions, and various forms of equity issuances. We recognized that, without additional financing, some counterparties to contracts might begin changing payment terms and requiring cash payments in advance, which would further impair our liquidity and affect our business. We evaluated our choices based on timing of financing, certainty of completion, and short- and long-term costs, recognizing that any financing in a situation such as this was likely to be costly. Ultimately, based on the choices available after analyzing and pursuing various options, we concluded that termination or delay of the El Dorado Expansion projects would significantly impair the long-term value of the company compared to the costs and benefits of a private debt and equity financing solution and that a sale of significant assets was not likely to be completed quickly enough at an appropriate price.

On November 6, 2015, we obtained from Security Benefit Corporation and one or more of its affiliates a commitment for financing primarily for the purpose of completing our El Dorado Expansion projects. The commitment is for $260 million of capital in the form of debt, preferred stock, and common stock warrants, as follows:

•	$50 million in Senior Secured Notes issued at par with a 12% annual interest rate, subject to a limited reset based on certain circumstances but in no event not to exceed a 13.5% annual interest rate. The notes will mature in August 2019, and we have the right to redeem the notes beginning August 2016 at 106%, August 2017 at 103%, and after August 2018 at par. These notes will be pari passu obligations with and share in the note collateral of our existing $425 million of Senior Secured Notes issued in 2013, and they will have substantially similar covenants and events of default.

•	$210 million in cumulative redeemable nonconvertible perpetual non-voting preferred stock (“Preferred Stock”) with a 14% annual dividend rate and an economic participation right equal to 2% of our outstanding common stock before the transaction. The Preferred Stock will rank senior in right of dividends and liquidation payments to all our other existing capital stock, including the preferred stock held by the Golsen family. We will have the right to pay dividends on the Preferred Stock in cash or in-kind. We may redeem the Preferred Stock at any time without premium or penalty at the liquidation preference plus accrued and unpaid dividends plus the value of the participating right. The Preferred Stock is redeemable at the option of the holder beginning one day after the maturity date of our existing Senior Secured Notes. We may settle the redemption of the Preferred Stock in cash or common stock, with the consent of the holder, but subject to our obtaining prior stockholder approval for stock settlement under NYSE requirements.

•	In connection with this financing, we have also committed to issue the purchaser of the Preferred Stock warrants to purchase common stock equal to 17.99% of our outstanding common stock before the transaction at an exercise price of $0.01 per share. The warrant has a ten-year term. The purchaser of the Preferred Stock will also obtain voting rights with our common stock equal to 19.99% of our outstanding common stock before the transaction and will have customary registration rights and pro rata preemptive rights on equity issuance, subject to customary exceptions.

•	The purchase agreement for the Preferred Stock will also contain certain reporting and operating covenants that will continue until the purchaser ceases to hold at least 10% of the Preferred Stock.

•	The purchaser of the Preferred Stock will also have the right to appoint three nominees to our Board as replacements for three existing independent directors effective at the closing of the Preferred Stock. The purchaser of the Preferred Stock has also obtained a commitment from Jack E. Golsen, Barry H. Golsen, and Steven J. Golsen that they will maintain ownership of at least 75% of the stock they currently hold in us, subject to certain exceptions, and a commitment that the Golsens will have the right to nominate two directors to our Board. The board rights will be reduced or eliminated based on the number of warrants or common stock issued pursuant to the warrants that the purchaser retains.

•	The Company will pay a commitment fee of 2% ($5.2 million) on the full amount of the committed financing and a funding fee of 2% (totaling $5.2 million) upon issuance of each of the Senior Secured Notes and the Preferred Stock.

The commitment is subject to the negotiation and execution of definitive documentation and other customary conditions. We have been informed that approvals under the Hart-Scott-Rodino Act will not be required for the transactions. As a result, we expect to issue the Senior Secured Notes on or soon after November 9, 2015, and to complete the issuance of the Preferred Stock, warrants and related agreements in November or early December. Although we have entered into exclusivity with the purchaser, we will pay a fee of 3% of the Preferred Stock commitment if the Preferred Stock and warrants are not issued in certain circumstances.

We believe that the funding provided in the commitment, when completed, together with our other sources of liquidity, will be sufficient for our anticipated liquidity needs through completion of the El Dorado Expansion project.

Recent Financial Development Highlights – Third Quarter of 2015

Our recent financial developments during the third quarter of 2015 included the following highlights:

•	Our consolidated operating loss was $54.9 million compared to a consolidated operating loss of $1.2 million for the same period in 2014. The increase in operating losses of $53.7 million primarily related to the operating loss of $55.0 million in our Chemical Business and include:

•	a $39.7 million non-cash impairment charge to reduce the carrying value of our working interest in natural gas properties in the Marcellus Shale region primarily as the result of the decline in forward prices for natural gas, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties (see discussion below under “Critical Accounting Policies and Estimates” in this MD&A);

•	a $15.6 million negative impact on operating results due to the planned and unplanned downtime experienced at the Pryor Facility resulting from a total of 70 days of downtime;

•	a $8.4 million increase in operating losses at the El Dorado Facility including the impact from the expiration of the Orica Agreement and lower sales volume of agricultural grade AN (“HDAN”) primarily as the result of increased imports of nitrogen products and unfavorable weather conditions, partially offset by;

•	a $11.2 million improvement in operating results at the Cherokee Facility due to higher on-stream rates since this facility performed a bi-annual Turnaround in the third quarter of 2014 and did not perform a Turnaround during 2015.

In November 2015, EDC and Koch Fertilizer entered into an ammonia purchase and sale agreement under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs as discussed in Note 14 to Condensed Consolidated Financial Statements.

Key Industry Factors

Chemical Business

Supply and Demand

Agricultural

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers, which, in turn, depends upon, among other factors, world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports. An expansion or upgrade of competitors’ facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will drive nitrogen fertilizer consumption, likely driving ammonia, UAN and urea prices. Weather also will have an impact on fertilizer consumption. As reported in the publication Green Markets, production for the 2015/16 corn season is estimated at 13.5 billion bushels, or 5% below last year’s record level, and the wet weather conditions experienced in the early spring delayed corn planting and, consequently, fertilizer application. The late start put downward pressure on nitrogen prices as dealers liquidated inventories by the end of the spring application season. Although unfavorable weather conditions were experienced during the second and third quarters, the initial fall commitments on nitrogen products were fairly strong; however, buyers have turned cautious coming into the fourth quarter as imports, especially urea, have put downward pressure on the nitrogen markets. Although current selling prices of nitrogen products have come under pressure and are lower than they were a year ago, margins still continue to be favorable with much lower natural gas prices than this time last year offsetting the lower prices, with the exception of AN produced at the El Dorado Facility from purchased ammonia.

Industrial

Our industrial product sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices generally vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers.

Mining

Our mining products are industrial grade AN (“LDAN”) and AN solutions. The primary uses are as AN fuel oil and specialty emulsions primarily in surface mining of coal and for usage in quarries and the construction industry. As reported by the U.S. Energy Information Administration, annual coal production for 2014 was up 1% from 2013. EIA has forecasted a decline of 9% in overall coal production in the U.S. based on actual production through September 2015. EIA is also forecasting an additional 3% decrease in U.S. coal production in 2016. The Appalachia region is expected to drive the decline in coal production with expected declines of approximately 12% in 2015. For 2015, the Powder River Basin and Illinois Basin are estimated to decline approximately 8% and 7%, respectively. We believe that coal production in the U.S. will face significant challenges assuming that natural gas prices remain at current levels and given that export demand could be lower due to the current strength of U.S. currency. While we believe our plants are well-located to support the regions that are more stable in the upcoming years, our current mining sales volumes are being impacted by overall lower customer demand for LDAN.

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

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North America plants manufacturing ammonia from natural gas with a cost advantage over certain imports. As a result, we believe that our competitive position (related to our Pryor and Cherokee Facilities) and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both. We historically have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant fluctuations, which have had an impact on our cost of producing nitrogen fertilizer. The following table shows the third quarter volume of natural gas we purchased and the average cost per MMBtu:

	2015	2014

Natural gas volumes (MMBtu in millions)	2.1	2.4

Natural gas average cost per MMBtu	$3.19	$4.13

Ammonia Prices

Ammonia is the primary feedstock for the production of HDAN and LDAN at our El Dorado Facility. Ammonia pricing is based on a published Tampa, Florida market index pursuant to an ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”), under which Koch agrees to supply certain of the El Dorado Facility’s ammonia requirements. Since this agreement expires at the end of 2015, we are in discussions with Koch to extend this agreement. The Tampa index is commonly used in annual contracts for both the mining and industrial sectors, and is based on the most recent major industry transactions in the Tampa market. Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors. Additionally, the El Dorado Facility’s cost to produce HDAN from purchased ammonia can at times exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas) as discussed below. Subject to availability, the El Dorado Facility has the ability to source a portion of its ammonia requirements from our Pryor Facility, which cost is significantly lower than current market prices. Once our new ammonia production plant at the El Dorado Facility commences production, which we expect to occur in the second quarter of 2016, we believe this cost disadvantage will be eliminated. Over the past several years, ammonia prices have experienced large fluctuations. The table below shows the El Dorado Facility’s third quarter volume of ammonia purchased and the average cost per short ton:

	2015	2014

Ammonia volumes (tons in thousands)	20	23

Ammonia average cost per short ton	$445	$513

Based upon full plant production, the El Dorado Facility would expect to purchase 200,000 to 220,000 tons per year of ammonia feedstock. In the third quarter of 2015, the purchased ammonia was less than the amount required for full production due to lower production of:

•	HDAN tons due to dry weather conditions and cautious buyers resulting from an increase in imports which have put downward pressure on nitrogen products selling prices and;

•	LDAN production caused by low natural gas prices affecting the overall demand for coal translating to lower U.S. coal production combined with EDC currently being a high cost producer and customers purchasing LDAN from competitors.

It is expected that this overall trend will continue for the balance of 2015 into the second quarter of 2016 until we begin operations of our new ammonia production plant at the El Dorado Facility and will negatively impact our operating results until that point. We have executed contracts with customers for them to purchase approximately 210,000 tons per year of LDAN and we believe that these volumes will begin on January 1, 2016.

As mentioned above, our El Dorado Facility produces HDAN, LDAN and nitric acid from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. This cost disadvantage combined with the impact of the loss of the Orica Agreement contributed to an operating loss for the facility during the quarter of approximately $15.0 million compared to an operating loss of approximately $6.6 million in the third quarter of 2014.

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S was imported. Therefore, nitrogen fertilizer prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers that transport shorter distances an advantage.

Climate Control Business

Construction Markets

Our Climate Control Business serves the new and renovation commercial/institutional and residential construction sectors, and we believe the majority of our business is associated with the construction of new facilities. Information available from the CMFS forecast indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 6% in the aggregate during 2015 and is near 2007 pre-recession levels. Additionally, single-family residential construction is expected to grow 11% during 2015 but still remains well below pre-recession levels. In particular, the hospitality, multi-family, education, and office vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.

Based on the above projection as well as the introduction of new products specifically targeted at the hospitality, education and healthcare vertical markets, we expect the commercial/institutional portion of the Climate Control Business to experience sales growth in the medium-term and long-term. We expect that our residential products, which are all GHPs, will experience minimal sales growth due to the higher relative total system purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems creating a longer payback period in most regions due to low natural gas prices compared to previous years when there were higher natural gas prices. We continue to focus our sales and marketing efforts on increasing our share of the existing market for our products, as well as expanding the markets for and application of our products, with a focus on utilizing high efficiency/“green” technology.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margins, increased maintenance expense and decreased inventory for sale. We attempt to mitigate the financial impact of planned downtime, including Turnarounds maintenance, through a planning process that takes into account the market, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee and Pryor Facilities have historically undergone a facility Turnaround every year. In the third quarter of 2014, our Cherokee Facility underwent an extended Turnaround, replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle. Going forward, we anticipate that Turnarounds at our Cherokee Facility typically will be performed every two years and are expected to last 25 to 30 days. There was no Turnaround performed at our Cherokee Facility in 2015 with the next bi-annual Turnaround Scheduled in mid-2016. Turnarounds at our Pryor Facility currently are performed every year and typically last between 20 to 25 days. In the third quarter of 2015, the Pryor Facility completed a Turnaround that lasted 25 days. However, subsequent to the completion of this Turnaround, this facility experienced unplanned downtime as discussed below under “Items Affecting Comparability of Results of the Third Quarter”. At our El Dorado Facility, since we are able to perform Turnaround projects on individual plants without shutting down the entire facility, we believe that the impact of lost production to be less significant. Upon completion of the new ammonia plant at our El Dorado Facility, that facility is expected to begin with annual Turnarounds that will typically last between 20 to 25 days. We currently do not plan to perform any Turnarounds during the remainder of 2015.

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

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business’ third quarter 2015 total new product bookings were $65.1 million, a decrease of 12% from the third quarter of 2014 and a 7% decline from the second quarter of 2015. Our commercial and residential bookings declined 10% and 23%, respectively from the same quarter in 2014. Our 2015 backlog is lower than 2014 due to a reduction in new product order levels.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2015	2014	2015	2014	2015	2014
	(In Millions)
First Quarter	$66.5	$63.2	$65.2	$60.3	$68.6	$44.7
Second Quarter	$70.2	$83.1	$66.8	$62.8	$75.1	$68.1
Third Quarter	$65.1	$74.1	$75.1	$73.5	$71.2	$73.5
Fourth Quarter		$58.0		$68.8		$64.9

Fiscal Year		$278.4		$265.4

(1)	Our product order level consists of confirmed purchase orders from customers that have been accepted and received credit approval. Our backlog consists of confirmed customer orders for product to be shipped at a future date. Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months. It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms. Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders. In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For October 2015, our new orders received were approximately $23.8 million and our backlog was approximately $71.8 million at October 31, 2015.

Operational Excellence Activities

In 2013 we launched Operational Excellence (“Opex”) initiatives at each of the companies within our Climate Control Business focusing on creating a safe work environment, industry leading quality, excellent customer service and operating cost reductions. These initiatives have continued throughout 2014 and 2015 with savings used to fuel sales growth at our custom air handler business and realignment of our water source and geothermal heat pump and hydronic fan coil operations. We have increased our investment through the addition of a group director of Opex and staffing of Opex professionals at three operations to accelerate improvements in the businesses. The Climate Control Business continues to build the foundation for the continuous improvement culture desired in our organization. Opex initiatives will drive safety, quality, delivery, and cost reductions with integration into our 2016 strategic planning activities by setting targeted goals and driving organizational development and management accountability. Savings are expected to come from increased manufacturing excellence, effective launch of new products, and synergies gained through changes in organizational structure which will leverage support across all businesses.

Consolidated Results of the Third Quarter of 2015

Our consolidated net sales for the third quarter of 2015 were $157.7 million compared to $171.0 million for the same period in 2014. The sales decrease of $13.3 million included a decrease of $14.1 million in our Chemical Business partially offset by an increase of $1.6 million in our Climate Control Business. Our consolidated operating loss was $54.9 million compared to a consolidated operating loss of $1.2 million for the same period in 2014. The increase in our operating loss of $53.7 million included an increase in our Chemical Business operating loss of $49.5 million and a decrease $1.3 million in operating income in our Climate Control Business. In addition, unallocated corporate expenses increased $2.7 million. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Chemical Business

Impairment of Natural Gas Properties

As part of our process in preparing the condensed consolidated financial statements included this report, in October 2015, a subsidiary within our Chemical Business received an engineering and economic evaluation (“Evaluation”) from our independent petroleum engineer relating to its working interest in natural gas properties in the Marcellus Shale region. The results of this Evaluation indicated that the carrying amount of these natural gas properties may not be recoverable. Therefore a review for impairment was performed on these natural gas properties. As a result of the review, our Chemical Business recognized a non-cash impairment charge of $39.7 million to write-down the carrying value of our working interest in these natural gas properties to the estimated fair value of $22.5 million as of September 30, 2015. See additional discussion below under “Critical Accounting Policies and Estimates” in this MD&A.

Pryor Downtime

Our Pryor Facility completed an annual Turnaround on August 4, 2015, which lasted 25 days. While restarting the plant, several mechanical issues were encountered requiring management to take the plant out of service for additional repairs. The plant was restarted and resumed production on September 23, 2015, resulting in 45 days of unplanned downtime. During the third quarter of 2014, the Pryor Facility experienced 8 days of planned downtime and 13 days of unplanned downtime. We estimate that the period of planned and unplanned downtime at our Pryor Facility during the third quarter of 2015 resulted in reduced sales volumes of UAN and ammonia by approximately 18,300 tons and 22,200 tons, respectively, lowering our operating results compared to the third quarter of 2014 approximately $15.6 million, which includes unabsorbed overhead expenses, costs of repair and lost profit margin.

Orica Agreement

As previously reported, EDC’s agreement with the Orica expired on April 9, 2015. The Orica Agreement included a provision for Orica to pay for fixed overhead costs and gross profit on the portion of the annual minimum of product not taken. The annual fixed overhead and gross profit associated with the 240,000 tons was approximately $20 million. As a result during the third quarter of 2015, our El Dorado Facility had approximately $4.7 million less contribution margin compared to the same period in 2014.

Subsequent to the expiration of the Orica Agreement, we are selling LDAN but at a relatively lower volume. Given that we remain a high cost producer, we believe we will continue to experience lower volumes until the El Dorado ammonia plant construction is completed which production is expected to begin early in the second quarter of 2016.

We have signed contracts with customers that, beginning in January of 2016, provide for the sale of LDAN for approximately 210,000 tons per year under various cost plus pricing arrangements. We expect that these contracted annual volumes should supplant a majority of the previously contracted volume under the Orica Agreement. Unlike the Orica Agreement, which contained take-or-pay provisions, these contracts include minimum annual volume levels with penalty payments if minimum volumes are not met. However, as discussed in more detail above under “Key Industry Factors,” our LDAN sales volumes are being impacted by the decline in coal production in the U.S.

Debt and Interest Expense

During August of 2013, in connection with a major expansion of our El Dorado Facility, LSB sold $425 million of Senior Secured Notes. During the third quarter of 2015 and 2014, interest expense was $0.9 million and $5.1 million, net of capitalized interest of $8.3 million and $3.9 million, respectively. Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2015 and 2014 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations for our two core business segments: the Chemical Business and the Climate Control Business. The business operation classified as “Other” primarily sells industrial machinery and related components to machine tool dealers and end users. Net sales by business segment include net sales to unaffiliated customers as reported in the consolidated financial statements. Intersegment net sales are not significant. Gross profit (loss) by business segment represents net sales less cost of sales. Operating income (loss) by business segment represents gross profit (loss) by business segment less SG&A incurred by each business segment plus other income and other expense earned/incurred by each business segment before general corporate expenses. General corporate expenses consist of SG&A, other income and other expenses that are not allocated to one of our business segments.

The following table contains certain information about our continuing operations in different business segments on a consolidated basis for the three and nine months ended September 30:

	Three Months		Nine Months
	2015	2014	2015	2014
	(In Thousands)
Net sales:
Chemical	$80,623	$94,767	$320,205	$345,744
Climate Control	75,050	73,485	207,090	196,585
Other	2,012	2,794	6,907	8,904

	$157,685	$171,046	$534,202	$551,233

Gross profit (loss):
Chemical	$(10,456)	$(521)	$25,001	$57,161
Climate Control	22,978	23,862	63,021	61,628
Other	757	1,045	2,498	3,188

	$13,279	$24,386	$90,520	$121,977

Operating income (loss):
Chemical	$(55,046)	$(5,587)	$(31,546)	$46,815
Climate Control	7,163	8,452	15,479	17,396
Other	169	397	745	1,298
General corporate expenses	(7,173)	(4,459)	(22,782)	(17,081)

	(54,887)	(1,197)	(38,104)	48,428
Interest expense, net	877	5,079	6,505	17,458
Non-operating income, net:
Chemical	(16)	(73)	(77)	(213)
Climate Control	—	—	(4)	—
Corporate and other business operations	(7)	(16)	(26)	(29)
Provisions (benefit) for income taxes	(21,982)	(2,415)	(17,842)	12,286
Equity in earnings of affiliate - Climate Control	—	—	—	(79)

Income (loss) from continuing operations	$(33,759)	$(3,772)	$(26,660)	$19,005

Additions to property, plant and equipment:
Chemical	$137,985	$68,748	$324,688	$170,890
Climate Control	71	622	497	1,797
Other	—	—	24	11
Corporate	20	24	291	109

	$138,076	$69,394	$325,500	$172,807

Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$9,607	$7,702	$26,002	$22,462
Climate Control	1,143	1,347	3,468	3,644
Other	9	9	27	26
Corporate	156	1	454	289

	$10,915	$9,059	$29,951	$26,421

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Chemical Business

The following table contains certain information about our net sales, gross loss and operating loss in our Chemical segment for the three months ended September 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$29,196	$34,133	$(4,937)	(14.5)%
Industrial acids and other chemical products	41,109	42,692	(1,583)	(3.7)%
Mining products	9,473	15,333	(5,860)	(38.2)%
Other products	845	2,609	(1,764)	(67.6)%

Total Chemical	$80,623	$94,767	$(14,144)	(14.9)%

Gross loss - Chemical	$(10,456)	$(521)	$(9,935)

Gross loss percentage - Chemical (1)	(13.0)%	(0.5)%	(12.5)%

Operating loss - Chemical	$(55,046)	$(5,587)	$(49,459)

(1)	As a percentage of net sales

The following tables provide key operating metrics for the agricultural products of our Chemical Business for the three months ended September 30:

Product (tons sold)	2015	2014	Change	Percentage Change
UAN	63,355	44,949	18,406	41%
HDAN	16,165	24,411	(8,246)	(34)%
Ammonia	15,976	24,699	(8,723)	(35)%
Other	3,514	4,522	(1,008)	(22)%

Total	99,010	98,581	429	—%

Average Selling Prices (price per ton)	2015	2014	Change	Percentage Change
UAN	$206	$233	$(27)	(12)%
HDAN	$323	$360	$(37)	(10)%
Ammonia	$465	$480	$(15)	(3)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products for the three months ended September 30:

Product (tons sold)	2015	2014	Change	Percentage Change
Nitric acid	144,290	139,801	4,489	3%
LDAN/HDAN (A)	11,746	12,735	(989)	(8)%
AN Solution	28,771	23,790	4,981	21%
Ammonia	11,272	11,360	(88)	(1)%

Total	196,079	187,686

(A)	Under the Orica Agreement that expired in early April 2015, Orica paid for 60,000 tons of AN in the third quarter of 2014, but actual tons sold to Orica for the quarter were 11,022.

Net Sales – Chemical

In general, our third quarter 2015 agricultural sales were lower primarily due to lower sales volumes of ammonia and HDAN partially offset by increased volume of UAN. In addition, sales prices decreased for our agricultural products. Mining sales also declined due to lower sales prices and volumes while industrial product sales were slightly lower due to lower prices partially offset by higher sales volumes.

•	Agricultural products comprised approximately 36% of the Chemical Business’ net sales for the third quarter 2015 and 2014. Agricultural products sales decreased during the third quarter of 2015 primarily due to lower sales volume of ammonia caused by lower on-stream rates experienced at our Pryor Facility resulting from 70 days of planned and unplanned downtime compared to 21 days of planned and unplanned downtime during the third quarter of 2014 and a reduction of overall selling prices. In addition, sales of HDAN decreased due to lower sales volume primarily the result of an increase in imports for nitrogen products, primarily Urea, combined with unfavorable weather conditions and lower sales prices. The decrease in selling prices for HDAN resulted from dry weather conditions and an increase in nitrogen products, primarily Urea, from importers. These agricultural sales decreases were partially offset by an increase in sales volume of UAN due primarily to higher on-stream rates experienced at our Cherokee Facility as the result of no Turnaround being performed in the third quarter of 2015 and a 42 day Turnaround performed in the third quarter of 2014 offset by lower sales volumes sold from our Pryor Facility and by lower overall selling prices. The decrease in selling prices for UAN was attributable to lower commodity prices and lower urea prices that serve as an alternative to UAN.

•	Industrial acids and other chemical products sales decreased as a result of lower prices from the pass-through of decreased ammonia costs to contractual customers and lower volumes from the El Dorado Facility due to lower customer demand partially offset by increased volumes at the Baytown and Cherokee Facilities.

•	Mining products sales decreased primarily due to the expiration of the Orica Agreement in April 2015, which resulted in lower volumes and lower prices from the pass-through of decreased ammonia costs to our contractual customers partially offset by increased volumes at the Cherokee Facility.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties. The decrease in natural gas sales is due to lower sales prices and lower production volumes. The lower production volumes are the result of the operator of these properties delaying development due to the current low price of natural gas in the Marcellus Shale region.

Gross Loss - Chemical

•	As noted in the table above, our Chemical Business incurred a gross loss of $10.5 million for the third quarter of 2015 compared to a gross loss of $0.5 million in the third quarter of 2014. The loss increase of $9.9 million was primarily due to the lost absorption of fixed overhead costs associated the lower on-stream production rate and maintenance expenses incurred at our Pryor Facility, the loss of the margin contribution relating to expiration of the Orica Agreement, increased operating costs and the lower average sales prices partially offset by the higher on-stream rate at the Cherokee Facility and lower overall feedstock costs. Natural gas feedstock costs decreased approximately 23% coupled with a 13% decrease in ammonia feedstock costs. The positive impact from lower natural gas prices were partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Operating Loss - Chemical

•	Our Chemical Business’ third quarter of 2015 operating loss was $55.0 million, a loss increase of $49.5 million compared to the third quarter of 2014 primarily as the result of the $39.7 million non-cash impairment charge to reduce the carrying value of our working interest in natural gas properties in the Marcellus Shale region. Excluding the impairment charge, the increase in the loss was $9.8 million primarily as the result of the items discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the three months ended September 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$41,953	$46,469	$(4,516)	(9.7)%
Hydronic fan coils	19,031	16,534	2,497	15.1%
Other HVAC products	14,066	10,482	3,584	34.2%

Total Climate Control	$75,050	$73,485	$1,565	2.1%

Gross profit - Climate Control	$22,978	$23,862	$(884)

Gross profit percentage - Climate Control (1)	30.6%	32.5%	(1.9)%

Operating income - Climate Control	$7,163	$8,452	$(1,289)

(1)	As a percentage of net sales

The following table provides sales by market sector in our Climate Control Business for the three months ended September 30:

	2015		2014
	(Dollars in Thousands)
Sales by Market Sector	Sales	Sector Mix	Sales	Sector Mix	Percentage Change
Commercial/Institutional	$66,389	88%	$61,489	84%	8%
Residential	8,661	12%	11,996	16%	(28)%

	$75,050		$73,485		2%

Sales by Product Category	Sales	Product Mix	Sales	Product Mix	Percentage Change
Water source and geothermal heat pumps	$41,953	56%	$46,469	63%	(10)%
Hydronic fan coils	19,031	25%	16,534	23%	15%
Other HVAC products	14,066	19%	10,482	14%	34%

	$75,050		$73,485		2%

Net Sales – Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in the third quarter of 2015 as a result of a 28% decline in our residential sales and a 3% decline on sales of our commercial/institutional products. It should be noted that (excluding the loss of the Carrier business) sales of our commercial/institutional products in the third quarter of 2015 were up 3% over 2014. Carrier was allowed to purchase commercial water source and geothermal heat pump products for a brief period beyond the May 2014 contract termination date and continues to purchase spare parts as needed. From a commercial/institutional market perspective, gains were seen in the retail and multi-family sectors offset by a reduction in the education sector. Incoming orders for commercial/institutional products decreased 11% and residential products decreased 23%.

•	Net sales of our hydronic fan coils increased as a result of an increased number of units sold due to stronger incoming orders in the first quarter, an increase in the average unit price and favorable product mix. We experienced only minor fluctuations in the vertical markets served.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers and our engineering and construction services which were up 89% and 36% respectively, partially offset by a decrease in our modular chillers sales. In our large custom air handler products, higher incoming order levels during 2014 and customer scheduled delivery dates resulted in higher beginning backlogs in 2015 and facilitated higher sales during third quarter of 2015. Our engineering and construction services increased due to a project award received earlier in the year that we expect to be completed in the fourth quarter of 2015. The decline in modular chiller sales was the result of a push out of customer requested delivery dates as new product order levels and backlog were comparable. From a vertical market perspective, there were no significant shifts in the sectors served.

Gross Profit - Climate Control

•	The decrease in gross profit and gross profit percentage in our Climate Control Business was primarily the result of unfavorable product mix as residential products which carry a higher gross margin declined in proportion to commercial/institutional products and as margins on large custom air handlers and in engineering and construction services typically are lower than most of our other product lines. In addition, gross profit was impacted by unfavorable labor and overhead absorption due to lower overall units produced.

Operating Income - Climate Control

•	Operating income in the third quarter of 2015 declined by $1.3 million compared to the same period of 2014. The decrease in operating income is primarily the result of lower gross profit discussed above combined with higher variable selling expenses (warranty of $0.5 million due to higher sales volume and specific claims in our hydronic fan coil business and freight of $0.5 million due to higher sales volume and freight rates partially offset by lower personnel related expenses of $0.4 million (salaries, wages and benefits) and advertising expenses of $0.3 million.

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments. General corporate expenses for the third quarter of 2015 were approximately $7.2 million compared to $4.5 million for the same period in 2014. The increase primarily relates to personnel related expenses (largely associated with severance arrangements to senior executives) and professional fees.

Interest Expense, net

Interest expense for the third quarter of 2015 was $0.9 million compared to $5.1 million for the same period in 2014. The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $8.3 million capitalized in the third quarter of 2015 compared to $3.9 million capitalized during third quarter of 2014.

Benefit for Income Taxes

The benefit for income taxes for the third quarter of 2015 was $22 million compared to a benefit of $2.4 million for the same period in 2014. The resulting effective tax rate for the third quarters of 2015 and 2014 was 39%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income (loss) in our Chemical segment for the nine months ended September 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$158,391	$169,046	$(10,655)	(6.3)%
Industrial acids and other chemical products	120,790	118,202	2,588	2.2%
Mining products	37,880	48,466	(10,586)	(21.8)%
Other products	3,144	10,030	(6,886)	(68.7)%

Total Chemical	$320,205	$345,744	$(25,539)	(7.4)%

Gross profit - Chemical	$25,001	$57,161	$(32,160)

Gross profit percentage - Chemical (1)	7.8%	16.5%	(8.7)%

Operating income (loss) - Chemical	$(31,546)	$46,815	$(78,361)

(1)	As a percentage of net sales

The following tables provide key operating metrics for the agricultural products of our Chemical Business for the nine months ended September 30:

Product (tons sold)	2015	2014	Change	Percentage Change
UAN	268,716	231,153	37,563	16%
HDAN	141,284	184,449	(43,165)	(23)%
Ammonia	69,504	65,148	4,356	7%
Other	16,160	23,479	(7,319)	(31)%

Total	495,664	504,229	(8,565)	(2)%

Average Selling Prices (price per ton)	2015	2014	Change	Percentage Change
UAN	$239	$259	$(20)	(8)%
HDAN	$325	$332	$(7)	(2)%
Ammonia	$506	$481	$25	5%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products for the nine months ended September 30:

Product (tons sold)	2015	2014	Change	Percentage Change
Nitric acid	409,360	396,027	13,333	3%
LDAN/HDAN (A)	55,352	53,131	2,221	4%
AN Solution	74,685	80,333	(5,648)	(7)%
Ammonia	30,260	32,545	(2,285)	(7)%

Total	569,657	562,036

(A)	Under the Orica Agreement that expired in early April 2015, Orica paid for 180,000 tons of AN in the first nine months of 2014, but actual tons sold to Orica for the period were 47,876. In 2015, Orica paid for 60,000 tons of AN, but actual tons sold through the end of the contract period were 25,990.

Net Sales – Chemical

In general, in the first nine months of 2015 our agricultural sales were lower primarily due to lower sales volume and prices for HDAN, lower sales prices for UAN partially offset by increased sales volumes of UAN and higher sales volume and prices for ammonia. Mining sales also declined primarily due to lower sales prices and volumes while sales of industrial products increased.

•	Agricultural products comprised approximately 50% of the Chemical Business’ net sales for both periods. Sales decreased during the first nine months of 2015 primarily due to lower sales volume of HDAN driven by adverse weather conditions in much of our markets causing decreased customer demand and lower prices for other nitrogen products. This decrease was partially offset by increased sales volume of UAN and ammonia, due in part to a higher sales volume from the Pryor Facility as the result of improved on-stream rates for producing UAN, and an increase in selling prices for ammonia. However the selling prices were lower for UAN, which was attributable to lower commodity prices coupled with lower urea prices due to the large amount of imports putting pressure on pricing.

•	Industrial acids and other chemical products sales increased as a result of increased volumes at our Baytown Facility (which performed a Turnaround in the second quarter of 2014) and at our Cherokee Facility, partially offset by lower prices from the pass-through of decreased ammonia costs to contractual customers and lower volumes from the El Dorado Facility due to lower customer demand.

•	Mining products sales decreased primarily due to the expiration of the Orica Agreement in early April 2015 and the resulting lower sales volume of LDAN and as a result of lower volumes at our Cherokee Facility from a continued decline of demand for mining products in the Appalachian region combined with lower product selling prices.

•	Other products relates to natural gas sales from our working interests in certain natural gas properties. The decrease in natural gas sales is due to lower sales prices in the Marcellus Shale region and lower production volumes as the operator of these properties has slowed development due to the decline in natural gas pricing.

Gross Profit - Chemical

•	Our gross profit decreased $32.2 million during the first nine months of 2015 as compared to the same period of 2014. The first nine months of 2014 included a business interruption insurance recovery of $22.9 million. Excluding the business interruption insurance recovery, gross profit decreased $9.3 million in the first nine months of 2015 as compared to the same period last year. The decrease of $9.3 million was primarily due to the loss of the margin contribution relating to the expiration of the Orica Agreement, lost absorption of fixed overhead costs associated with lower production of HDAN, lower average sales prices, increased operating costs partially offset by the higher overall on-stream rate at the Cherokee Facility and lower feedstock costs. Natural gas feedstock costs decreased approximately 27%. The positive impact from lower natural gas prices was partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Operating Income (Loss) - Chemical

•	Our Chemical Business’ operating loss was $31.5 million, a decrease of $78.4 million. This decrease includes the $39.7 million non-cash impairment charge to reduce the carrying value of our working interest in natural gas properties in the first nine months of 2015. In addition to the business interruption insurance recovery included in gross profit discussed above, a property insurance recovery of $5.1 million for a total insurance recovery of $28.0 million, was recognized in the first nine months of 2014. Excluding the impairment charge of $39.7 million in 2015 and the total insurance recoveries of $28.0 million in 2014, operating income decreased $10.7 million primarily as the result of the decrease in gross profit discussed above and increased product handling (railcar lease costs), personnel and training expenses, primarily related to the expansion related activities at the El Dorado Facility.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for the nine months ended September 30:

	2015	2014	Change	Percentage Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$118,153	$126,849	$(8,696)	(6.9)%
Hydronic fan coils	51,671	44,234	7,437	16.8%
Other HVAC products	37,266	25,502	11,764	46.1%

Total Climate Control	$207,090	$196,585	$10,505	5.3%

Gross profit - Climate Control	$63,021	$61,628	$1,393

Gross profit percentage - Climate Control (1)	30.4%	31.3%	(0.9)%

Operating income - Climate Control	$15,479	$17,396	$(1,917)

(1)	As a percentage of net sales

The following table provides sales by market sector by our Climate Control Business for the nine months ended September 30:

	2015		2014
	(Dollars in Thousands)
Sales by Market Sector	Sales	Sector Mix	Sales	Sector Mix	Percentage Change
Commercial/Institutional	$180,805	87%	$165,543	84%	9%
Residential	26,285	13%	31,042	16%	(15)%

	$207,090		$196,585		5%

Sales by Product Category	Sales	Product Mix	Sales	Product Mix	Percentage Change
Water source and geothermal heat pumps	$118,153	57%	$126,849	65%	(7)%
Hydronic fan coils	51,671	25%	44,234	22%	17%
Other HVAC products	37,266	18%	25,502	13%	46%

	$207,090		$196,585		5%

Net Sales – Climate Control

•	Net sales of our water source and geothermal heat pump products decreased in the first nine months of 2015 primarily as a result of the loss of the Carrier heat pump contracts. Excluding Carrier heat pump sales, sales increased from $112 million in the first nine months of 2014 to $118 million in the first nine months of 2015, or approximately 5% with commercial/institutional product sales increasing approximately 9%, primarily due to higher incoming order levels in the preceding quarters and residential product sales decreasing approximately 7% related to lower incoming order levels. The increase in commercial/institutional product sales were driven by gains in the retail and multi-family sectors with a slight decline in the education sector. Incoming orders, excluding Carrier, for commercial/institutional products declined 2% while residential products declined 11%. The decline in residential products (geothermal heat pumps) was driven by low natural gas prices causing a longer installation cost payback period.

•	Net sales of our hydronic fan coils increased as a result of an increase number of units sold due to stronger incoming orders in the preceding quarters, an increase in the average unit price and favorable product mix. We experienced only minor fluctuations in the vertical markets served.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers and modular chillers, up 93% and 11%, respectively, partially offset by a reduction in sales of our engineering and construction services due to contract award delays. In our large custom air handler and modular chiller products, incoming order levels and customer requested delivery dates during 2014 resulted in higher beginning backlogs in 2015 and facilitated higher sales during the first nine months of 2015. From a vertical market perspective, there were no significant shifts in the sectors served.

Gross Profit - Climate Control

•	The increase in gross profit in our Climate Control Business was primarily the result of the higher sales discussed above. The lower gross profit as a percentage of sales was primarily the result of product mix as residential products, which carry a higher gross margin declined in proportion to commercial/institutional products and as margins on large custom air handlers and engineering and construction services are lower than those of other product lines.

Operating Income - Climate Control

•	Operating income in the first nine months of 2015 declined by $1.9 million compared to the same period of 2014. The decrease in operating income was due to higher variable selling expenses (freight of $1.5 million due to higher sales volume and freight rates; warranty of $1.3 million due higher sales volume as well as specific claims in our hydronic fan coil and large custom air handler businesses; and commissions of $0.7 million due to higher sales volume and customer mix) and personnel related expenses of $0.4 million (salaries, wages and benefits), partially offset by lower spending in advertising, consulting fees, travel and entertainment.

General Corporate Expenses

General corporate expenses for the first nine months of 2015 were $22.8 million compared to $17.1 million for the same period in 2014 or an increase of $5.7 million. The increase primarily related to an increase in personnel related expenses (severance arrangements for certain senior executives, salaries and number of employees), directors’ fees (number of independent board members and related quarterly fees), professional fees and amortization of software costs (implementation of the new enterprise resource planning (“ERP”) system).

Interest Expense, net

Interest expense for the first nine months of 2015 was $6.5 million compared to $17.5 million for the same period in 2014. The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $20.9 million was capitalized in the first nine months of 2015 compared to $9.2 million during the same period of 2014.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the first nine months of 2015 was $17.8 million compared to a provision of $12.3 million for the same period in 2014. The resulting effective tax rate for the first nine months of 2015 was 40% and 39% for the first nine months of 2014.

LIQUIDITY AND CAPITAL RESOURCES

As discussed below under “Capitalization”, our primary cash needs relate to completing our current capital projects in addition to our scheduled debt requirements. Our cash requirements are primarily dependent on credit agreements, various forms of financing, including the financing commitment received from Security Benefit Corporation and one or more of its affiliates, and through internally generated cash flows. Without those financing sources and the new commitment, we would be unable to continue to fund our El Dorado Expansion projects and would have to delay or terminate those projects or find other liquidity sources. See “—Key Capital Expenditure and Financing Developments.” Our operating activities continue to generate positive cash flows through September 30, 2015. Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the nine months ended September 30, 2015:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $42.5 million primarily as the result of a net loss of $26.7 million plus adjustments of $39.7 million for the impairment of natural gas properties, $30.0 million for depreciation, depletion and amortization of PP&E less $13.1 million for deferred income taxes and net cash provided of $9.2 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $231.7 million that consisted primarily of $300.8 million used for expenditures for PP&E primarily for the benefit of our Chemical Business partially offset by proceeds of $71.0 million from restricted cash and cash equivalents and investments primarily representing funds designated by management for specific capital projects relating to our Chemical Business.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $26.5 million that primarily related to net proceeds from long-term financing and from our revolving debt facility totaling $44.4 million partially offset by payments on short-term financing and long-term debt of $19.8 million.

Capitalization

The following is our total current and noncurrent cash and investments, long-term debt and stockholders’ equity:

	September 30, 2015	December 31, 2014
	(In Millions)
Cash and cash equivalents and short-term investments	$39.0	$201.3
Noncurrent restricted cash and cash equivalents and investments	—	71.0

Total current and noncurrent cash and investments	$39.0	$272.3

Long-term debt:
Working Capital Revolver loan	$13.3	$—
Senior Secured Notes due 2019	425.0	425.0
Secured Promissory Note due 2016	17.6	22.8
Secured Promissory Note due 2021	16.2	—
Secured Promissory Note due 2022	15.0	—
Other	9.3	9.5

Total long-term debt, including current portion	$496.4	$457.3

Total stockholders’ equity	$411.0	$434.0

As of September 30, 2015, our current cash and investments totaled $39.0 million. In addition, our $100 million revolving credit facility had $57.6 million of additional borrowing available to fund operations as discussed below, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

As discussed in “—Key Capital Expenditure and Financing Developments,” over the course of September and October, management in conjunction with the owner’s representative, the engineering, procurement and construction contractor and other consultants determined that the total cost to complete the El Dorado Expansion projects will exceed what we previously projected, due, in part, to mechanical and piping labor cost increases compared to earlier estimates. We have now determined that the total cost to complete the El Dorado Expansion projects is estimated to be in the range of $831 million to $855 million ($564 million spent as of September 30, 2015 and $197 million to $216 million to be spent in the fourth quarter of 2015 and between $70 million to $75 million to be spent in 2016).

In order to finance these additional costs, and for the reasons discussed in “—Key Capital Expenditure and Financing Developments,” on November 6, 2015, we obtained from Security Benefit Corporation and one or more of its affiliates a commitment for financing primarily for the purpose of completing our El Dorado Expansion projects. The commitment is for $260 million of capital in the form of debt, preferred stock, and common stock warrants; and its completion is subject to negotiation and finalization of definitive documents and other customary conditions. We believe that the funding provided in the commitment, when completed, together with our other sources of liquidity, will be sufficient for our anticipated liquidity needs through completion of the El Dorado Expansion project.

During September 2015, we completed the financing of the ammonia storage tank and received an initial funding of $15 million with the remainder of $4.8 million to be received at the completion of construction of the ammonia storage tank, which is scheduled in second quarter of 2016. We are currently negotiating with a third party lender for the financing for a certain discrete piece of equipment in connection with the El Dorado Expansion projects.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, during October 2015, EDA and EDC, entered into the Amendment Agreement with Leidos, which among other things, extended the payment terms to net 60 days for certain invoices not to exceed $50 million outstanding at any time. In addition, the Amendment Agreement provides that within 72 hours after closing financing for the remainder of all the projects in the contracts with Leidos, but no later than December 10, 2015, EDA and EDCC will pay to Leidos all outstanding invoices that are more than 30 days old and all remaining outstanding invoices will revert to net 30 day terms.

If for some reason we are unable to complete these financings or there is a shortfall in our internally generated cash flow, either of which would negatively affect our ability to fund all of the discretionary capital projects we had planned to complete or initiate during the balance of 2015 and 2016, we would be required to reduce, delay the start of, or terminate at least some of our capital projects, which could have a material and adverse effect on our business, financial condition and results of operations.

We are party to an indenture, dated August 7, 2013 governing the Senior Secured Notes (the “Senior Secured Notes Indenture”). The Senior Secured Notes Indenture contains covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Senior Secured Notes Indenture, to certain transactions.

We and certain of our subsidiaries are party to an amended revolving credit facility. Pursuant to the terms of the Working Capital Revolver Loan, the principal amount the Borrowers may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. At October 31, 2015, there were $20.6 million in outstanding borrowings under the Working Capital Revolver Loan.

Capital Additions

Capital Additions – First Nine Months of 2015

Capital additions during the first nine months of 2015 were $330.5 million, including $326.6 million for the benefit of our Chemical Business. The Chemical Business capital additions included $302.2 million for expansion projects at our El Dorado Facility (which capital additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines), $17.2 million for various major renewal and improvement projects, $3.2 million for the development of natural gas leaseholds, $4.4 million relating to the new ERP system, and an additional $2.1 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital additions were funded primarily from noncurrent restricted cash and investments, working capital and third-party financing. Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase during the remainder of 2015 and future years.

Planned Capital Additions

	Planned Capital Additions
	(In Millions)
Chemical:
El Dorado Facility Expansion Projects (1)	$267	-	$291
Development of Natural Gas Leaseholds (2)	1	-	2
Environmental Projects (2)	2	-	3
Major Renewal and Improvement Projects (2)	1	-	2
Other (2) (3)	8	-	9

Total Chemical	$279	-	$307

Climate Control (2)	0	-	1
Corporate and Other (2)	1	-	2

	$280	-	$310

(1)	Includes planned capital additions of approximately $70 million - $75 million in 2016.
(2)	Includes planned capital additions through December 2015.
(3)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures is capitalized interest of approximately $10 million for the fourth quarter of 2015. The planned capital expenditures for Corporate and Other are primarily for the replacement of our enterprise resource planning, financial and operations management system. The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability. This project began in 2013 and is expected to be fully implemented in 2016 at a total cost of $25 million to $27 million.

Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies. As the engineering, design, and bidding processes progress and project construction proceeds, the estimated costs are more certain and the range of estimates narrows. The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects. Beyond the completion of the expansion projects, specific capital projects are less identified but are expected to include approximately $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $20 million from 2016-2019 to fully develop our natural gas working interests.

El Dorado Facility Expansion Projects

The El Dorado Facility has certain expansion projects underway, of which a portion of these have been completed. These expansion projects include an ammonia production plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment. The expected costs of these projects are outlined below, which planned amounts are included in the table above.

		Planned Capital Additions
	Capitalized	For the Remainder
	To Date	of the Project			Total
		(In Millions)
Ammonia Plant	$322	$153	-	$167	$475	-	$489
Nitric Acid Plant and Concentrator	113	13	-	14	126	-	127
Other Support Infrastructure	96	35	-	43	131	-	139
Capitalized Interest	33	20	-	21	53	-	54
Contingency	—	46	-	46	46	-	46

	$564	$267	-	$291	$831	-	$855

Our El Dorado Facility produces nitric acid, HDAN and LDAN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas. The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity. We are constructing a 1,150 ton per day ammonia production plant at the El Dorado Facility, which we believe should eliminate the cost disadvantage, increase capacity, and improve efficiency of the El Dorado Facility. This project is expected to be operational early in the second quarter of 2016.

In addition, we are constructing a new 1,100 ton per day, 65% strength nitric acid plant and concentrator to replace the concentrated nitric acid capacity lost in May 2012. The concentrator was recently completed, the nitric acid plant is scheduled to begin production in November and are designed to be more efficient and provide increased nitric acid production capacity.

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

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our Chemical Business incurred expenses of $4.2 million in the first nine months of 2015 in connection with maintaining environmental regulatory compliance. For the remainder of 2015, we expect to incur an additional $1.1 million to $1.4 million of these expense. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

During the first quarter of 2015, dividends totaling $300,000 were declared and paid on our outstanding preferred stocks using funds from our working capital.

Compliance with Long - Term Debt Covenants

The Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants, including a minimum fixed charge coverage ratio of not less than 1.10 to 1.0, if at any time the excess availability (as defined in the Working Capital Revolver Loan), under the Working Capital Revolver Loan, is less than or equal to $12.5 million. This ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement. As of September 30, 2015, the Fixed Charge Coverage Ratio (as defined in the Working Capital Revolver Loan) was 3.2 to 1. Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

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

Critical Accounting Policies and Estimates

See our discussion on critical accounting policies and estimates in Item 7 of our 2014 Form 10-K and for the items noted below. In addition, the preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. It is reasonably possible that the estimates and assumptions utilized as of September 30, 2015 could change in the near-term.

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

As of September 30, 2015, our Chemical Business recognized an impairment charge of $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including the Evaluation provided by our independent consulting petroleum engineer in October 2015. The impairment was due to the decline in prices for natural gas futures, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties that caused certain of these properties to be reclassified from the “proved undeveloped reserves” category to the “probable undeveloped reserves” category included in the Evaluation because those properties are no longer likely to be developed within five years.

The non-cash impairment charge was included in the condensed consolidated statements of operations line item impairment of natural gas properties for the three and nine months ended September 30, 2015.

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

We are involved in various environmental and legal matters that require management to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 to Condensed Consolidated Financial Statements and the lawsuit styled City of West, Texas v CF Industries, Inc., et al, discussed under “Other Pending, Threatened or Settled Litigation” of Note 8. It is possible that the actual costs could be significantly different than our estimates.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2015, we have agreed to indemnify the sureties for payments, up to $17.3 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

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

During the third quarter of 2015, we received an initial funding of $15 million pursuant to the Secured Promissory Note due 2022 as discussed in Note 7 to the Condensed Consolidated Financial Statements and entered into contracts to purchase 5.1 million MMBtu of natural gas through December 2016, which contracts are included in the discussion in Note 8.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, ammonia and natural gas, changes in market interest rates, and changes in market currency exchange rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices. At September 30, 2015, we had no embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

Our Chemical Business buys substantial quantities of natural gas (as a feedstock) and platinum (as a catalyst in the manufacturing process) generally at market prices and our Climate Control Business buys substantial quantities of copper for use in manufacturing processes. As part of our raw material price risk management, periodically, our Chemical Business enters into firm purchase commitments and/or futures/forward contracts for natural gas and our Climate Control Business enters into futures contracts for copper, which are discussed in Note 9 to the Condensed Consolidated Financial Statements. Our Chemical Business has also acquired working interests in natural gas properties to serve as an economic hedge against potential higher natural gas prices for a portion of our future natural gas requirements.

Certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs. A portion of these contracts are considered derivatives and are accounted for on a mark-to-market basis; which are discussed in Note 9, and a portion of these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. These contracts are exempt from the accounting and reporting requirements relating to derivatives, which are discussed in Note 8.

Interest Rate Risk

Our interest rate risk exposure results from our debt portfolio that is impacted by short-term rates, primarily variable-rate borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require a substantial premium payment with the prepayment. As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts, which are discussed in Note 9 to the Condensed Consolidated Financial Statements. At September 30, 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes. At September 30, 2015, the carrying value of the Senior Secured Notes exceeded the estimated fair value by approximately $15 million based on a quoted price of 96.5, which is also discussed in Note 9.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports in files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level.

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

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This report contains “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which involve substantial risks and uncertainties. In this report, all statements other than statements of historical or current facts, including statements about our future financial condition, business strategy, plans and objectives and the assumptions underlying those statements, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “aim,” “assume,” “anticipate,” “contemplate,” “intend,” “target,” “project,” “should,” “plan,” “expect,” “predict,” “could,” “possible,” “seek,” “goal” “potential,” “likely” or the negative of these terms or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements appear in many places throughout this report and include statements about our intentions, beliefs, projections, outlook, analyses, or expectations concerning, among other things:

•	expected costs to complete the El Dorado Expansion projects and other expected cash needs;

•	our ability to close on our financing commitment received in November 2015, and the expected timing of funding under the commitment;

•	the expected benefits and costs of various financing options and other operating and strategic decisions;

•	our ability to enter into additional borrowings or to sell assets;

•	completing the El Dorado expansion project during 2015 and 2016;

•	the results from the El Dorado expansion project;

•	future cost of our capital projects and the timing of those costs;

•	downtime at our Chemical Business facilities;

•	requirements for purchased ammonia;

•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;

•	the outlook of our chemical products and related markets;

•	demand for our geothermal products;

•	shipment of backlog;

•	effect of the expiration of the Orica contract and replacing lost annual volumes;

•	effect of our ongoing Operational Excellence activities;

•	the results of our strategy for our Climate Control Business;

•	eliminating our external ammonia purchase requirements;

•	changes in domestic fertilizer production and/or demand;

•	increasing output and capacity of our existing production facilities;

•	stimulating sales of our geothermal heat pump products, and other “green” products;

•	eliminating the current ammonia cost disadvantage;

•	improved sales in 2015 for our Climate Control Business;

•	completing the ERP implementation in 2016;

•	costs to develop properties attributable to our natural gas working interests;

•	sufficient sources for materials and components;

•	compliance by the El Dorado Facility of the terms of its permits;

•	dissolved mineral issue should not be an issue since the pipeline is operational;

•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;

•	when Turnarounds will be performed and completed;

•	costs of Turnarounds during the remainder of 2015;

•	whether we have reduced or eliminated unexpected interruptions in our operations;

•	expenses in connection with environmental projects;

•	the increase in depreciation, depletion and amortization;

•	benefits from the El Dorado expansion projects;

•	meeting all required covenant tests for the next twelve months; and

•	changes to internal controls over financial reporting.

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. We may not have identified all the risks and uncertainties that may affect these statements, and many may be affected by events outside of our control. The forward-looking statements and views contained in this report are based upon information available to us as of the date of this report. While we believe the information provides us a reasonable basis for our forward-looking statements, the information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. A variety of factors could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	our liquidity, including cash flows and substantial existing indebtedness;

•	our ability to secure additional financing, and the terms on which we may obtain additional financing;

•	the effect of our additional financing on our existing shareholders, debt holders and operations, including as a result of additional covenants, governance changes and dilution;

•	the timing and cost of completing the El Dorado expansion project;

•	our ability to sell assets or operations on favorable terms to generate cash;

•	changes in general economic conditions, both domestic and foreign;

•	material reduction in revenues;

•	material changes in interest rates;

•	costs, management distraction, and potential liabilities associated with shareholder and other litigation;

•	ability to collect in a timely manner a material amount of receivables;

•	increased competitive pressures;

•	adverse effect on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such;

•	releases of pollutants into the environment exceeding our permitted limits;

•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;

•	the requirement to use internally generated funds for purposes not presently anticipated;

•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components;

•	limitations due to financial covenants;

•	changes in competition;

•	the loss of any significant customer;

•	increase in cost to maintain internal controls over financial reporting;

•	changes in operating strategy or development plans;

•	inability to fund the working capital and expansion of our businesses;

•	problems with production equipment;

•	changes in the production efficiency of our facilities;

•	adverse results in our contingencies including pending litigation;

•	unplanned downtime at one or more of our chemical facilities;

•	changes in production rates at any of our chemical plants;

•	inability to obtain necessary raw materials and purchased components;

•	material increases is cost of raw materials;

•	material changes in our accounting estimates;

•	significant problems within our production equipment;

•	fire or natural disasters;

•	inability to obtain or retain our insurance coverage;

•	obtaining necessary permits;

•	inability to obtain third-party financing;

•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;

•	changes in fertilizer production;

•	reduction in acres planted for crops requiring fertilizer;

•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.;

•	uncertainties in estimating natural gas reserves;

•	volatility of natural gas prices;

•	weather conditions;

•	increase in imported agricultural products;

•	other factors described in the MD&A contained in this report, and

•	other factors described in “Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in our 2014 Form 10-K and Forms 10-Q for the quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015.

All forward-looking statements are inherently uncertain, and you are cautioned not to unduly rely upon them. We disclaim any obligation to update any forward-looking statements or related assumption or to publicly announce the result of any revisions to any of the forward-looking statements in this report to reflect future events or developments, except as required by law.

Defined Terms

The following is a list of terms used in this report.

AN - Ammonium nitrate.

ARO - Asset retirement obligation.

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

CMFS - The Dodge Data & Analytics Construction Market Forecasting Service.

Covestro - Formerly Bayer MaterialScience LLC.

EDC - El Dorado Chemical Company.

EDN - El Dorado Nitric LLC

EIA - The U.S. Energy Information Administration.

El Dorado Facility - Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws - Numerous federal, state and local environmental, health and safety laws.

EPA - The U.S. Environmental Protection Agency.

ERP - Enterprise resource planning.

FASB - Financial Accounting Standards Board

GHP - Geothermal heat pump.

Green Markets - A Bloomberg BNA business publication providing fertilizer market data news and analysis.

Golsen Group - Jack E. Golsen, our Executive Chairman of the Board of Directors, members of his immediate family, including Barry H. Golsen, a member of our Board of Directors, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

HDAN - High density ammonium nitrate prills used in the agricultural industry.

KDHE - The Kansas Department of Health and Environmental.

Koch - Koch Nitrogen International Sarl

LDAN - Low density ammonium nitrate prills used in the mining industry.

Indenture - The agreement governing the Senior Secured Notes.

LSB - LSB Industries, Inc.

MD&A - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu - Million Metric British thermal units.

Nitric Acid Plant - A new nitric acid plant being constructed at our El Dorado Facility.

NYMEX - New York Mercantile Exchange

Opex - Operational Excellence

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

UAN - Urea ammonium nitrate.

U.S. - United States.

Working Capital Revolver Loan - The senior secured revolving credit facility, as amended in June 2015.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

West Fertilizer Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer had been a customer of EDC, purchasing AN from EDC from time to time. In 2014, EDC and we were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. Plaintiffs are alleging, among other things, that we and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer resulting in death, personal injury and property damage. In August 2015, the trail court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn. Subsequently, we and EDC entered into a confidential settlement agreement with three family groups that had claimed wrongful death and bodily injury. While the settlement resolves the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants. We intend to continue to defend these lawsuits vigorously. For further discussion on the West Fertilizer litigation, see Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Securities Litigation

On September 25, 2105, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York. The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects. The lawsuit, which also names certain current and former officers, seeks an unspecified amount of damages. For further discussion on the securities litigation, see Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Other Litigation

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS. For further discussion of legal matters affecting the Company, see “Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 1A.	Risk Factors

We do not expect to be able to generate sufficient cash from operations to fund the expansion of our El Dorado chemical plant. Our funding commitment letter is subject to conditions, including the negotiation and execution of definitive agreements, and we may not successfully complete that financing. We would then need to take other actions to fund that expansion, which may not be successful. If we cannot raise funds to complete the expansion, we will need to slow down or stop the expansion.

The anticipated cost to complete the expansion of our El Dorado, Arkansas, chemical plant (the “EDC expansion”) has increased significantly since the beginning of 2015, from our expectation of $485 million to $520 million total cost to our current estimate of $831 million to $855 million (including capitalized interest). Based on our current estimate, we are unable to fund the completion of the EDC expansion without additional financing.

Because cash flows and existing capital resources are insufficient to fund the EDC expansion along with our other debt and operational needs, we have obtained a commitment for additional funding in the form of $50 million of debt and $210 million of Preferred Stock. The closing of the funding under the commitment is subject to various customary conditions, including the negotiation and execution of definitive agreements mutually satisfactory to both parties. No assurance can be given that we will receive the committed financing. If we do not, we will continue to face substantial liquidity problems and will need to seek additional capital through either the issuance of debt and/or equity or asset sales. If we are unsuccessful we will need to reduce or delay investments and capital expenditures (including the EDC expansion), dispose of assets or operations, seek additional capital, restructure or refinance debt, or undertake a combination of some or all of these. These measures may not be successful, may not be completed on economically attractive terms, may not be completed in time to avoid a default or other liquidity crisis, and may not be adequate for us to fund the EDC expansion and to meet our debt obligations when due. Any issuance of capital under our commitment letter will be, and any other equity financing is likely to be, dilutive to existing shareholders. Additional financings, if required, may be on unfavorable terms and may facilitate or constitute a change in control of us.

Further, if we suffer or appear to suffer, from a lack of available liquidity, the evaluation of our creditworthiness by counterparties and rating agencies and the willingness of third parties to do business with us on current terms or at all could be adversely affected.

If we curtail or terminate the EDC expansion in order to improve our liquidity, it will be unlikely that the EDC expansion will be completed in the second quarter of 2016, which may result in a loss of our contracts with customers to sell much of the LDAN and excess ammonia production from the El Dorado plant. The loss of the contracts would further adversely affect our prospects, financial condition and results of operations.

In addition, our current estimates of the amount of funding we need to complete the EDC expansion may prove to be incorrect in the future because the costs may ultimately be higher than our current estimate or our operations may not provide the amount of cash flow we current project, whether because of plan interruptions or other events. Accordingly, even if we are successful in raising funds for our operations and the EDC expansion based our current estimates, we may learn in the future that more capital is needed and that we will have to undertake further financing activities or other actions.

All of these events have had, and in the future are expected to have, a material adverse effect on our financial condition and results of operations.

We may not be able to generate sufficient cash to service our debt and may be forced to take other actions to satisfy the obligations under our debt agreements or to redeem our Preferred Stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and our redemption obligations for the Preferred Stock to be issued pursuant to our commitment depends on our financial condition and operating performance, which is subject to the risks previously described for our EDC expansion, prevailing economic and competitive conditions and to certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $425 million principal amount of our Senior Secured Notes, the $50 million of new 12% Senior Secured Notes to be issued pursuant to our financing commitment, or our Working Capital Revolver Loan or to pay the interest and redemption payments on the Preferred Stock to be issued pursuant to our commitment.

If cash flows and capital resources are insufficient to fund our debt or redemption obligations, we could face substantial liquidity problems and will need to seek additional capital through either the issuance of debt and/or equity or asset sales. If we are unsuccessful we will need to reduce or delay investments and capital expenditures, or to dispose of assets or operations, seek additional capital or restructure or refinance debt or redeemable equity. These alternative measures may not be successful, may not be completed on economically attractive terms or may not be adequate for us to meet our debt or redemption obligations when due. Additionally, our debt agreements and the operating agreements associated with the issuance of our Preferred Stock limit the use of the proceeds from many dispositions of assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt obligations.

Further, if we suffer or appear to suffer, from a lack of available liquidity, the evaluation of our creditworthiness by counterparties and rating agencies and the willingness of third parties to do business with us could be materially and adversely affected. In particular, our credit ratings could be lowered, suspended or withdrawn entirely at any time by the rating agencies, if in each rating agency’s judgment, circumstances warrant. Downgrades in our long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could trigger liquidity demands pursuant to the terms of contracts, leases or other agreements. Any future transactions by us, including the issuance of additional debt, the sale of any operating assets, or any other transaction to manage our liquidity, could result in temporary or permanent downgrades of our credit ratings.

We may pursue various transactions and initiatives to address our highly leveraged balance sheet and significant cash flow requirements.

If we are unable to close on the debt, preferred stock, and common stock warrants financing commitments, or if those financings are insufficient for our financing needs, or if we are unable to refinance debt and redemption obligations as they become due, we may be forced to reduce or delay investments and capital expenditures (including the EDC expansion), dispose of assets or operations, seek additional capital, restructure or refinance debt, or undertake a combination of some or all of these. Any transactions and initiatives that we may pursue may have significant adverse effects on our business, capital structure, ownership, liquidity, credit ratings and results of operations. These measures may not be successful, may not produce the desired outcome if completed, may not be completed on economically attractive terms, and may not be adequate for us to fund the EDC expansion and to meet our debt obligations when due. This could ultimately adversely affect us, our debtholders, and our shareholders in a material manner.

Our debt agreements and the agreement to sell our Preferred Stock contain covenants and restrictions that limit flexibility in operating our businesses. A breach of these covenants or restrictions in our debt agreements could result in an event of default under one or more of our debt agreements at different entities within our capital structure, including as a result of cross acceleration or default provisions.

Our debt agreements and the agreement to sell our Preferred Stock contain various covenants and other restrictions that, among other things, limit flexibility in operating our businesses. A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming due and payable or could result in significant contractual liability. Our ability to comply with certain of our covenants and restrictions can be affected by events beyond our control. These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;

•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	make investments;

•	sell or transfer assets;

•	create liens on assets to secure debt;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with affiliates;

•	designate subsidiaries as unrestricted subsidiaries, and

•	repay, repurchase or modify certain subordinated and other material debt.

There are a number of important limitations and exceptions to these covenants and other restrictions.

In addition, certain failures to make payments on significant contract obligations when due constitute a cross-default of some of our debt instruments, including the indenture governing our Senior Secured Notes and our new 12% Senior Secured Notes. A breach of any of these covenants or restrictions could result in an event of default under one or more of our debt agreements at different entities within our capital structure, including as a result of cross acceleration or default provisions. Upon the occurrence of an event of default under one of these debt agreements, our lenders or noteholders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults or accelerations under our other debt. If we were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. In the case of a default under debt that is guaranteed, holders of such debt could also seek to enforce the guarantees. If lenders or noteholders accelerate the repayment of all borrowings, we would likely not have sufficient assets and funds to repay those borrowings. Such occurrence could result in our or our applicable subsidiary going into bankruptcy, liquidation or insolvency.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On November 6, 2015, we obtained from Security Benefit Corporation and one or more of its affiliates a commitment for financing primarily for the purpose of completing our El Dorado Expansion projects. The commitment is for $260 million of capital in the form of debt, preferred stock, and common stock warrants, as follows:

•	$50 million in Senior Secured Notes issued at par with a 12% annual interest rate, subject to a limited reset based on certain circumstances but in no event not to exceed a 13.5% annual interest rate. The notes will mature in August 2019, and we have the right to redeem the notes beginning August 2016 at 106%, August 2017 at 103%, and after August 2018 at par. These notes will be pari passu obligations with and share in the note collateral of our existing $425 million of Senior Secured Notes issued in 2013, and they will have substantially similar covenants and events of default.

•	$210 million in cumulative redeemable nonconvertible perpetual non-voting preferred stock (“Preferred Stock”) with a 14% annual dividend rate and an economic participation right equal to 2% of our outstanding common stock before the transaction. The Preferred Stock will rank senior in right of dividends and liquidation payments to all our other existing capital stock, including the preferred stock held by the Golsen family. We will have the right to pay dividends on the Preferred Stock in cash or in-kind. We may redeem the Preferred Stock at any time without premium or penalty at the liquidation preference plus accrued and unpaid dividends plus the value of the participating right. The Preferred Stock is redeemable at the option of the holder beginning one day after the maturity date of our existing Senior Secured Notes. We may settle the redemption of the Preferred Stock in cash or common stock, with the consent of the holder, but subject to our obtaining prior stockholder approval for stock settlement under NYSE requirements.

•	In connection with this financing, we have also committed to issue the purchaser of the Preferred Stock warrants to purchase common stock equal to 17.99% of our outstanding common stock before the transaction at an exercise price of $0.01 per share. The warrant has a ten-year term. The purchaser of the Preferred Stock will also obtain voting rights with our common stock equal to 19.99% of our outstanding common stock before the transaction and will have customary registration rights and pro rata preemptive rights on equity issuance, subject to customary exceptions.

•	The purchase agreement for the Preferred Stock will also contain certain reporting and operating covenants that will continue until the purchaser ceases to hold at least 10% of the Preferred Stock.

•	The purchaser of the Preferred Stock will also have the right to appoint three nominees to our Board as replacements for three existing independent directors effective at the closing of the Preferred Stock. The purchaser of the Preferred Stock has also obtained a commitment from Jack E. Golsen, Barry H. Golsen, and Steven J. Golsen that they will maintain ownership of at least 75% of the stock they currently hold in us, subject to certain exceptions, and a commitment that the Golsens will have the right to nominate two directors to our Board. The board rights will be reduced or eliminated based on the number of warrants or common stock issued pursuant to the warrants that the purchaser retains.

•	The Company will pay a commitment fee of 2% ($5.2 million) on the full amount of the committed financing and a funding fee of 2% (totaling $5.2 million) upon issuance of each of the Senior Secured Notes and the Preferred Stock.

The commitment is subject to the negotiation and execution of definitive documentation and other customary conditions. We have been informed that approvals under the Hart-Scott-Rodino Act will not be required for the transactions. As a result, we expect to issue the Senior Secured Notes on or soon after November 9, 2015, and to complete the issuance of the Preferred Stock, warrants and related agreements in November or early December. Although we have entered into exclusivity with the purchaser, we will pay a fee of 3% of the Preferred Stock commitment if the Preferred Stock and warrants are not issued in certain circumstances.

The securities to be issued pursuant to the commitment letter are offered and sold in reliance on an exemption from registration under the Securities Act of 1933 afforded by Section 4(a)(2) and Rule 506(b) of Regulation D.

This information is provided in lieu of a filing pursuant to Items 1.01, 2.03, 3.02. and 3.03 of Form 8-K, as permitted under SEC in reliance on the SEC’s compliance and disclosure interpretations.

Item 6.	Exhibits

(a)	Exhibits The Company has included the following exhibits in this report:

10.1 *	Severance and Release Agreement, dated September 1, 2015, by and between the Company and Barry H. Golsen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-7677, filed with the SEC on September 4, 2015).

10.2 (a) *	Severance and Release Agreement, dated November 3, 2015, by and between the Company and David R. Goss.

10.3 (a)	Independent Contractor Agreement, dated September 30, 2015, by and among the Company and Circle S. Consulting LLC.

10.4	Indemnification Agreement, dated October 14, 2015, between the Company and Jack E. Golsen, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-7677, filed with the SEC on October 19, 2015).

10.5	Indemnification Agreement, dated October 14, 2015, between the Company and David M. Shear, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 1-7677, filed with the SEC on October 19, 2015).

10.6	Engineering Procurement and Construction Contract, Amendment No.1 dated October 20, 2015, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-7677, filed with the SEC on October 26, 2015)

10.7 *	Employment Agreement, dated September 1, 2015, by and between the Company and Daniel D. Greenwell (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K/A, File No.1-7677, filed with the SEC on October 30, 2015).

10.8*	Commitment Letter dated November 6, 2015, by and between the Company and LSB Funding LLC (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, File No. 1-7677, filed with the SEC on November 6, 2015) (although this exhibit was initially furnished pursuant to Item 2.02 of Form 8-K, it is expressly incorporated by reference herein and deemed filed).

31.1 (a)	Certification of Daniel D. Greenwell, Interim Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

31.2 (a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302.

32.1 (b)	Certification of Daniel D. Greenwell, Interim Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

32.2 (b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906.

101.INS (a)	XBRL Instance Document

101.SCH (a)	XBRL Taxonomy Extension Schema Document

101.CAL (a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE (a)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith
(b)	Furnished herewith
*	Executive Compensation Plan or Arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 9th day of November 2015.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr. Vice President and Corporate Controller (Principal Accounting Officer)