Form 10-K
period 2015-12-31
LSB INDUSTRIES INC
filed 2016-02-29
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2015, was approximately $806 million.  As a result, the Registrant is a large accelerated filer as of December 31, 2015.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2015.  Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 19, 2016, the Registrant had 23,471,360 shares of common stock outstanding (excluding 3,660,364 shares of common stock held as treasury stock).

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	23

Item 2.	Properties	24

Item 3.	Legal Proceedings	25

Item 4.	Mine Safety Disclosures	25

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	26

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 8.	Financial Statements and Supplementary Data	54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54

Item 9A.	Controls and Procedures	54

Item 9B.	Other Information	57

	PART III

	(Items 10, 11, 12, 13, and 14)	57

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2015 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	58

PART I

ITEM 1.  BUSINESS

General

LSB Industries, Inc. (“LSB” or “Registrant”) was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977.  LSB is a diversified holding company involved in manufacturing operations through its subsidiaries.  LSB and its wholly-owned subsidiaries (the “Company,” “we,” “us,” or “our”) own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets that it produces from four facilities located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); Pryor, Oklahoma (the “Pryor Facility”); and Baytown, Texas (the “Baytown Facility”).

•

Climate Control Business manufactures and sells a broad range of HVAC products that includes water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.  These products are primarily used in commercial/institutional and residential new-building construction, renovation of existing buildings and replacement of existing systems.  Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma.

Our Reportable Business Segments

Chemical Business

General

Our Chemical Business supplies chemical products to some of the world’s leading chemical and industrial companies.  Focusing on specific geographic areas, we utilize freight and distribution advantages over many of our competitors.  We also believe our Chemical Business has established leading regional market positions.

Our Chemical Business manufactures products for three principal markets:

•	ammonia, fertilizer grade ammonium nitrate (“AN”), urea ammonia nitrate (“UAN”), and AN solution for agricultural applications,
•

high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

Our agricultural products comprise 49% of our chemical sales. We sell most of our agricultural products at the current spot market price in effect at the time of shipment, although we periodically enter into forward sales commitments for some of these products.  Sales of our industrial and mining products are generally made to customers pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.  These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets.

The following table summarizes net sales information relating to our products of the Chemical Business:

	2015	2014	2013
Percentage of net sales of the Chemical Business:
Agricultural products	49%	48%	45%
Industrial acids and other chemical products	39%	36%	37%
Mining products	11%	14%	16%
Other products	1%	2%	2%
	100%	100%	100%
Percentage of LSB's consolidated net sales:
Agricultural products	29%	30%	26%
Industrial acids and other chemical products	24%	23%	21%
Mining products	7%	9%	9%
Other products	1%	2%	1%
	61%	64%	57%

Market Conditions - Chemical Business

As discussed in more detail under “Key Industry Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in this report, agricultural fertilizer demand is a significant driver of our sales volumes.  This demand is driven by the number of acres planted of crops, principally corn, requiring fertilizer to enhance yield.  Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will drive nitrogen fertilizer consumption, likely driving ammonia, UAN and urea prices.  Weather also has an impact on fertilizer application and consumption.  The 2014 corn crop produced record production and yields per acre that resulted in significantly higher year-end stock to use ratios compared to the last ten years average.  This increase resulted in 2 million fewer acres of corn planted in 2015, approximately 88 million acres down from 91 million acres, which in turn, resulted in the 2015 corn crop being down 53 million bushels compared to 2014’s record year.  While world stock to use ratios are up, current U.S. stock to use ratios, while having increased over the past five years, remain in line with historical levels.  Estimates for 2016 are an increase of 2 million acres of corn being planted resulting in a total of over 90 million acres planted. As a result, the fundamentals are positive for nitrogen fertilizers that are necessary to enhance the yield per acre for most major crops.

However, there was an abbreviated 2015 fall fertilizer application season, resulting from unusually wet weather, and there was an increase in fertilizer inventories.  This increase in inventories had a significant negative effect on the current pricing of fertilizers, reducing overall selling prices.  However, it is anticipated that the 2016 spring application of fertilizer will require additional fertilizer to be applied to make up for the shortage of fertilizer applied in the fall. The expected increase in fertilizer applications when combined with the additional acres to be planted in 2016, may be catalysts for selling prices to increase from current levels.

In the industrial and mining markets, sales volumes are driven by general economic conditions, energy prices, and our contractual arrangements with certain large customers. As reported by the U.S. Energy Information Administration (“EIA”), annual coal production for 2015 is estimated to be down 11% from the prior year with a further reduction of 6% estimated for 2016. U.S. coal production is being negatively impacted by low natural gas prices among other things. In addition, other mining operations are being negatively impacted by commodity price decreases.

As natural gas is the basic feedstock for the production of ammonia, North American ammonia producers have a natural gas cost advantage due to the current historically low price of natural gas and it is expected that the price of natural gas will remain relatively low for the foreseeable future. Based upon most estimates, including Blue Johnson & Associates, Inc., the U.S. imports approximately 32% of its annual ammonia consumption.  However, the fertilizer outlook could change as the result of, among other things, changes in domestic fertilizer production capacity, acres planted of crops, weather conditions, commodity prices, and volume of imported agricultural products.

One additional factor that is expected to affect the overall nitrogen market is the number of nitrogen expansion projects under construction in the U.S, including our expansion project at our El Dorado Facility (the “El Dorado Expansion”) discussed under “MD&A - Liquidity and Capital Resources.”  These expansion projects are expected to increase production capacity in total by approximately 5 million to 6 million tons of ammonia annually.  All of these projects are currently scheduled to begin producing ammonia and other upgraded nitrogen products by early 2018.  In addition, there are a number of other announced green field projects where construction has not yet begun and, if they were to be completed, the production would not begin until 2019 at the earliest.  The amount and timing of additional nitrogen capacity could have a negative effect on prices of nitrogen-based products in the future.

Agricultural Products

Our Chemical Business produces UAN, agricultural grade AN, and ammonia, all of which are nitrogen-based fertilizers.  Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.  Our agricultural markets include a high concentration of pastureland and row crops, which favor our products.  We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S.  We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.  During the past few years, we have been successful in expanding outside our traditional markets by delivering to distributors on the Tennessee and Ohio rivers by barge, and by delivering to certain Western States by rail.

In November 2015, one of our subsidiaries within our Chemical Business, El Dorado Chemical Company (“EDC”) and Koch Fertilizer entered into an ammonia purchase and sale agreement under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that is in excess of El Dorado’s internal needs as the result of the El Dorado Expansion.

Our agricultural business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through our network of 11 wholesale and retail distribution centers.  In addition, our Chemical Business has an agreement with a third-party purchaser to buy, at market prices, substantially all of the UAN produced at the Pryor Facility.  The term of the agreement runs through June 2016, but may be terminated earlier by either party pursuant to the terms of the agreement.  We intend to renew this contract or one similar with this third-party purchaser or another third-party purchaser.

Industrial Acids and Other Chemical Products

Our Chemical Business manufactures and sells industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries.  In addition, our Chemical Business produces and sells blended and regular nitric acid and industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.

We believe the Baytown Facility is one of the newest, largest and most technologically advanced nitric acid manufacturing units in the U.S.  The majority of the Baytown Facility’s production is sold to Covestro AG, (formerly Bayer MaterialScience, LLC) pursuant to a long-term contract that provides for a pass-through of certain costs, including the ammonia costs, plus a fixed dollar profit and performance incentives (the” Covestro Agreement”).  The term of the Covestro Agreement runs until June 2021 with options for renewal with Covestro’s consent.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.

Mining Products

Our mining business manufactures industrial grade AN and 83% AN solution.  Until April 2015, El Dorado Chemical Company (“EDC”), a subsidiary within our Chemical Business supplied Orica International Pte Ltd (“Orica”) with an annual minimum of 240,000 tons of industrial grade AN pursuant to a cost plus a fixed dollar amount of profit supply agreement. The agreement with Orica (the “Orica Agreement”) also included an exclusivity arrangement that provided that EDC would not sell industrial grade AN to the commercial explosives market in the U.S. during the term of the agreement and that Orica would market EDC’s industrial grade AN to the U.S. commercial explosives market in North America during the term of the agreement.  The agreement with Orica expired on April 9, 2015 and we began selling Low Density Ammonium Nitrate Prills (“LDAN”) directly to explosive distributors, mining companies and aggregate companies who sell into the coal mining metals mining and construction industries.  However, we are currently disadvantaged compared to our competitors since we are purchasing ammonia to produce AN and AN solution, making us a high cost producer.  This will continue until the construction of the ammonia plant at the El Dorado Facility is completed and begins production as we have signed contracts with customers that, beginning in 2016, provide for the sale of LDAN for approximately 150,000 tons per year under various natural gas cost plus a fixed dollar amount pricing arrangements.  With the recent downturn in the mining industry, we are unsure if we will reach these sales volumes.  Unlike the Orica Agreement, which contained take-or-pay provisions, only certain of these contracts include minimum annual volume levels with penalty payments if minimum volumes are not met.  We expect that if these contracted annual volumes are purchased, they should supplant a majority of the previously contracted volume under the Orica Agreement.  However, if customers do not purchase at minimum volume levels we will likely have unutilized capacity of LDAN.

For comparison purposes, the following table summarizes net sales to Orica:

	2015	2014	2013
Net sales to Orica as a percentage of:
Net sales of the Chemical Business	4%	8%	11%
LSB's consolidated net sales	2%	5%	6%

For 2015, 2014 and 2013, net sales to Orica above included approximately $3 million, $15 million and $12 million, respectively, for fixed overhead costs and gross profit for tons not taken by Orica, pursuant to the terms of the Orica Agreement.

Dependence on Limited Number of Customers - Chemical Business

Historically, our Chemical Business has relied on a limited number of customers as discussed in our risk factors under Item 1A included in this report.

Raw Materials - Chemical Business

The products our Chemical Business manufactures are primarily derived from the following raw material feedstocks:  ammonia and natural gas.  These raw material feedstocks are commodities, subject to price fluctuations.

Purchased ammonia currently is the raw material feedstock for all of the El Dorado Facility’s production of nitrogen products. Although ammonia is produced from natural gas, the price does not necessarily follow the spot price of natural gas in the U.S. Ammonia is an internationally traded commodity and the relative price is set in the world market while natural gas is primarily a domestically traded commodity.  Currently, the ammonia supply to the El Dorado Facility is transported from the Gulf of Mexico by pipeline.  Under the current agreement with its principal supplier of ammonia, EDC will have the ability to purchase a majority of its ammonia requirements through the earlier of December 31, 2016 or the date on which the new ammonia plant comes on stream. We believe that we can obtain ammonia from other sources in the event of an interruption of service under the above-referenced contract including from our company owned Pryor and Cherokee Facilities.

The El Dorado Expansion includes expanding our nitrogen fertilizer operations at the El Dorado Facility with the addition of a 1,150 ton per day (approximately 375,000 tons per year) ammonia plant, which we believe under normal conditions will allow us to produce enough ammonia to eliminate our external ammonia purchase requirements and should provide us with approximately 150,000 tons per year of additional ammonia available for sale or to upgrade into other products.  This expansion is anticipated to be operational early in the second quarter of 2016 with full production levels being achieved during the second half of 2016.  Once the expansion is complete, our annual natural gas requirements for this facility will be approximately 13 million MMBtu of natural gas per year.

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

The Cherokee and Pryor Facilities’ natural gas feedstock requirements are generally purchased at spot market price as will the natural gas feedstock requirements of the El Dorado Facility when its ammonia plant is in production.  Periodically, we enter into firm purchase commitments and/or futures/forward contracts to lock in the cost of certain of the expected natural gas requirements.  For 2016 we have forward purchase commitments of natural gas for approximately 3 million MMBtus for our Cherokee Facility, approximately 2 million MMBtus for our Pryor Facility and approximately 2 million MMBtus for our El Dorado Facility at an average cost of $2.76 per MMBtu. This represents approximately 30% of our exposed natural gas usage at each facility for 2016.

The Baytown Facility normally purchases approximately 135,000 tons of ammonia per year. Under the Covestro Agreement, there is a pass-through of certain costs, including the ammonia costs.

In addition, Zena Energy, L.L.C., a subsidiary within our Chemical Business owns certain natural gas working interests in natural gas properties located in the Marcellus Shale Formation in the state of Pennsylvania.  Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of ammonia, management considers these working interests as an economic hedge against a potential rise in natural gas prices.  We report the working interests as part of the Chemical Business reportable segment.

See further discussion relating to the outlook for the Chemical Business under “Key Industry Factors” in our MD&A contained in this report.

Strategy - Chemical Business

Our Chemical Business pursues a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that provide for the pass through of raw material and other manufacturing costs.  We believe that this product and market diversification strategy allows us to have consistent levels of production and helps mitigate the volatility risk inherent in the prices of our raw material feedstocks and/or the changes in demand for our products.  For 2015, approximately 50% of the Chemical Business’ sales were to the industrial and mining markets and approximately 49% of our Chemical Business 2015 sales were to the agricultural markets, primarily at the market price at the time of sale.

The strategy of developing industrial and mining customers is to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to the ammonia and natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources.  This volatility of sales pricing in our agricultural products can compromise our ability to recover our full cost to produce the product in this market.  Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude the Chemical Business from balancing production and storage capabilities.  Looking forward, we are pursuing profitable growth of our Chemical Business, including the potential to increase the output of our existing production facilities.  See further discussion under “Capital Additions” of our MD&A contained in this report.  Our strategy calls for continued emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating investment in expansion projects that we believe will generate the best returns for our stockholders taking into consideration the risk and return on investment.  This strategy motivated our decision to build the ammonia plant at the El Dorado Facility and to construct a new nitric acid plant and concentrator at the El Dorado Facility.  During 2015, we completed the construction of the new nitric acid plant and concentrator. We believe that upon completion of the ammonia plant in 2016, the El Dorado Facility will benefit from reduced feedstock costs, expanded capacity, improved efficiency and enhanced product mix flexibility.

Seasonality - Chemical Business

We believe chemical products sold by our Chemical Business to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are not.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed.  As a result, our Chemical Business typically increases its inventory of AN prior to the beginning of each planting season.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters - Chemical Business

Our Chemical Business is subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters" of this Item 1 and various risk factors under Item 1A.

Competition - Chemical Business

Our Chemical Business operates in a highly competitive market with many other larger chemical companies, such as Agrium, CF Industries, Chemtrade Logistics, CVR Partners, Rentech Nitrogen Partners, OCI Partners, Solvay, Dyno Nobel, Gavilon Fertilizer, Helm, Koch, Norfalco, Potash Corporation of Saskatchewan, Praxair, Quad Chemical, Trammo and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets served by our Chemical Business is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Climate Control Business

General

Our Climate Control Business manufactures and sells a broad range of standard and custom designed water source and geothermal heat pumps, hydronic fan coils, large custom air handlers and air and water cooled chillers.  These products are for use in commercial/institutional and residential HVAC systems.  Our products are installed in some of the most recognizable commercial/institutional developments in the U.S., including the West Point Military Academy, Buffet Cancer Center, BMW, NYU Medical Center, Pfizer, Rockefeller Plaza, and Trump Tower.    In addition, we have a significant presence in the lodging sector with installations in numerous Hyatt, Marriott, Four Seasons, Starwood, Ritz Carlton, Wynn, and Hilton hotels, among others.

We believe our Climate Control Business has developed leadership positions in certain product categories by offering extensive product lines and customized products focusing on higher efficiency and “green” technologies.  We believe we have developed the most extensive line of water source and geothermal heat pumps and hydronic fan coils in the U.S. and that we are a pioneer in the use of geothermal technology, one of the most energy efficient climate control systems commercially available today.  Employing highly flexible production capabilities, we produce both semi-custom and custom design units for new construction as well as the retrofit and replacement markets.  This flexibility positions us for growth in commercial/institutional and residential construction markets as those markets continue to recover over the next several years.

Our geothermal heating and air conditioning products are considered “green” technology and a form of renewable energy.  We believe our geothermal systems are among the most energy efficient systems available in the market for heating and cooling applications in commercial/institutional and single family new construction as well as replacement and renovation markets.  Based upon market data supplied by the Air-Conditioning, Heating and Refrigeration Institute (“AHRI”), we believe we continue to maintain a market share leadership position in this sector of the market.

The following table summarizes net sales information relating to our products of the Climate Control Business:

	2015	2014	2013
Percentage of net sales of the Climate Control Business:
Water source and geothermal heat pumps	57%	64%	64%
Hydronic fan coils	25%	23%	23%
Other HVAC products	18%	13%	13%
	100%	100%	100%
Percentage of LSB's consolidated net sales:
Water source and geothermal heat pumps	22%	22%	26%
Hydronic fan coils	10%	8%	9%
Other HVAC products	7%	5%	5%
	39%	35%	40%

Market Conditions - Climate Control Business

As discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report, information available from the Dodge Construction Market Forecast Service (“CMFS”) indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 8%, 7% and 5% in the aggregate from 2016 - 2018 and has surpassed pre-recession levels collectively.  In particular, the education, office and healthcare vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.  Additionally, single-family residential construction is expected to grow 20% during 2016 to 805,000 units but still remains well below the 1.5 million unit pre-recession levels.  In addition to that, we believe low energy prices are adversely affecting new geothermal installations due to the higher installation costs for geothermal as compared to other systems.

Additionally, tax credits and incentives contained in the American Reinvestment Recovery Act of 2009, may have improved sales of our geothermal heat pump products, as well as other “green” products.   These tax credits and incentives are scheduled to expire at the end of 2016, which could have an impact on both residential and commercial geothermal heat pump sales if they are not extended.

Water Source and Geothermal Heat Pumps

We believe our Climate Control Business is the leading provider of water source and geothermal heat pumps to the commercial/institutional markets, as well as to single and multi-family residential markets for new construction, renovation and replacement in the U.S.

Water source heat pumps are highly efficient heating and cooling products, which can enable individual room climate control through the transfer of heat using a water pipe system connected to a centralized cooling tower or heat injector.  Water source heat pumps enjoy a broad range of commercial/institutional applications, particularly in medium to large sized buildings with many small, individually controlled spaces.  We believe our sales of commercial/institutional water source heat pumps should continue to grow as we continue to invest in new products.  These developments will provide our distribution channel, engineers and building owners with product and system features that deliver higher efficiency and long-term value compared to other types of heating and air conditioning systems, whether for new construction, renovation or replacement purposes.  The largest markets we serve are the single-family residential sector plus the multi-family, education and office markets in the commercial/institutional sector.  Out of these markets, we believe all but the single-family residential market are forecast to show solid opportunity for growth going forward.

Geothermal systems, which circulate water or a combination of water and antifreeze through an underground heat exchanger, are considered to be the most energy efficient systems currently available in the market.

Hydronic Fan Coils

We believe that our Climate Control Business is a leading provider of hydronic fan coils targeting commercial and institutional markets including hospitality, multi-family and education sectors.  Hydronic fan coils use heated or chilled water provided by a centralized chiller and/or boiler, through a water pipe system, to condition the air and allow individual room control.  Hydronic fan coil systems are quieter and, have longer lives and lower maintenance costs than other comparable systems used where individual room control is required.  Hydronic fan coils are effective in medium to large sized buildings with many small, individually controlled spaces.

Production and Backlog - Climate Control Business

We manufacture our products in many sizes and configurations, as required by the customer, to fit the space and capacity requirements of hotels, schools, hospitals, apartment buildings, condominiums, office buildings other commercial/institutional structures, and single family residences.  Our backlog consists of confirmed customer orders for product to be shipped at a future date.

Most customers place their product orders well in advance of required delivery dates.  The backlog of confirmed customer product orders are discussed under “Key Operational Factors – Climate Control Business” of the MD&A contained in this report.

Distribution - Climate Control Business

Our Climate Control Business sells its products primarily to mechanical contractors, independent manufacturers’ representatives, independent wholesale distributors and original equipment manufacturers (“OEM”s).  Our commercial sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by us.  Our single-family residential sales are primarily made through distributors.  OEMs generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from our Climate Control Business.

Selling Markets - Climate Control Business

Our Climate Control Business market includes commercial/institutional and residential new building construction, renovation of existing buildings and replacement of existing systems.  In the commercial/institutional markets, the largest vertical markets that we focus on, include multi-family residential, education, office, hospitality, healthcare, and retail.

Raw Materials and Components - Climate Control Business

Numerous domestic and foreign sources exist for the materials and components used by our Climate Control Business, which include compressors, electrical components, electric motors, copper, steel, and valves.  We do not anticipate any difficulties in obtaining the necessary materials and components for our Climate Control Business.  Although we believe we will be able to pass to our customers the majority of any cost increases in the form of higher prices, the timing of these price increases could lag the increases in the cost of materials and components.  While we believe we will have sufficient sources for materials and components, a shortage could adversely affect production and costs of our Climate Control products.

Competition - Climate Control Business

Our Climate Control Business operates in a highly competitive market with many other larger HVAC manufacturing companies, such as Carrier Corporation (United Technologies Corporation), Nortek Inc., Trane (Ingersoll-Rand Public Limited Company), WaterFurnace (NIBE Industrier), Bosch Group, Haakon Industries Ltd., McQuay (Daikin Industries, Ltd.) and Energy Labs Inc., some of whom are also our customers.  Some of our competitors serve other markets and have greater financial and other resources than we do.  We believe our Climate Control Business manufactures a broader line of geothermal and water source heat pump and fan coil products than any other manufacturer in the U.S. and that we are competitive as to price, service, warranty and product performance.

Strategy - Climate Control Business

Our strategy in our Climate Control Business is to continue to launch new products and product upgrades in an effort to maintain and increase our current market positions and to expand our addressable markets.  Further, our plan to drive growth in our Climate Control Business includes:

•	focusing on obtaining deeper penetration in identifiable vertical markets while expanding our addressable markets for our products;
•	continuing to develop the market for geothermal products, as well as products for green and energy-efficient construction retrofit; and
•

continuing to focus on our Operational Excellence transformation which will result in improvements in safety, quality, on-time delivery, as well as operational efficiencies over time detailed in “Key Operational Factors—Climate Control Business —Operational Excellence Activities in our MD&A” contain in this report.

Additional Segment Information and Foreign and Domestic Operations and Export Sales

Schedules of the amounts of net sales, gross profit, operating income (loss) and identifiable assets attributable to each of our lines of business and of the amount of our export sales in the aggregate and by major geographic area for each of the last three years appear in Note 18 to Consolidated Financial Statements included in this report.

Employees

As of December 31, 2015, we employed 1,928 persons.  As of that date, our Chemical Business employed 576 persons, 197 of whom are represented by unions under agreements that expire in November of 2016 through October of 2018, and our Climate Control Business employed 1,259 persons, none of whom was represented by a union.

Environmental, Health and Safety Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (the “Environmental Laws and Health Laws”). In particular, the manufacture, production and distribution of products by our Chemical Business are activities that entail environmental and public health risks and impose obligations under the (Environmental Laws and Health Laws), many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.  Historically, subsidiaries within our Chemical Business have incurred significant expenditures in order to comply with the Environmental Laws and Health Laws and are reasonably expected to do so in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own an interest and compliance with Environmental Laws and Health Laws is controlled by others, with our Chemical Business still being responsible for its proportionate share of the costs involved.

Available Information

We file or furnish annual, quarterly and current reports and other documents with the SEC under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030. Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. the public can obtain any documents we file with the SEC at www.sec.gov.

We also make available free of charge through our Internet website (www.lsbindustries.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

Our Chemical and Climate Control Businesses and their customers are sensitive to adverse economic cycles.

Our Chemical Business can be affected by cyclical factors such as inflation, currency exchange rates, global energy policy and costs, global market conditions and economic downturns in specific industries. Certain sales of our Chemical Business are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. A substantial decline in the activity of our Chemical Business has in the past, and could in the future, have a material adverse effect on the results of our Chemical Business and on our operating results, liquidity and capital resources.  Further, material economic changes that adversely affect our natural gas working interests or lower natural gas prices may require us to write down the carrying value of our natural gas working interests. Therefore, these changes in our Chemical Business could adversely impact our operating results, liquidity and financial condition.

Our Climate Control Business also can be affected by cyclical factors, such as interest rates, inflation and economic downturns. Our Climate Control Business depends on sales to customers in the construction and renovation industries, which are particularly sensitive to these factors. A decline in the economic activity in the U.S. has in the past had, and could in the future have, a material adverse effect on us and our customers in the construction and renovation industries in which our Climate Control Business sells a substantial amount of its products.  Such a decline could result in a decrease in revenues and profits, and an increase in bad debts that could have a material adverse effect on our operating results, financial condition and liquidity.

Weather conditions adversely affect our Chemical Business and Climate Control Business.

The agricultural products produced and sold by our Chemical Business have been in the past, and could be in the future, materially affected by adverse weather conditions  (such as excessive rain or drought) in the primary markets for our fertilizer and related agricultural  products.  Some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  These climate changes might also occur as the result of other phenomena that human activity is unable to influence, including changes in solar activity and volcanic activity.  Regardless of the cause, if any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on the agricultural sales of our Chemical Business and our financial condition and results of operations.

In addition, weather conditions, severe or otherwise, may adversely affect the construction, refurbishment and renovation of facilities that utilize our Climate Control products resulting in lower product order levels during those periods.

Our estimates about the funds needed to complete the El Dorado Expansion may not be accurate, which could adversely affect our business and financial condition.

The anticipated cost to complete the expansion of our El Dorado, Arkansas, chemical plant has increased significantly since the beginning of 2015, from our expectation of $485 million to $520 million total cost to our current estimate of $831 million to $855 million (including capitalized interest). Although we believe we have raised sufficient funding to complete the El Dorado Expansion, our current estimates of the amount of funding we need to complete the El Dorado Expansion may prove to be incorrect in the future because the costs may ultimately be higher than our current estimate or our operations may not provide the amount of cash flow we currently project, whether because of chemical plant interruptions, lower selling prices of our products or other events. Accordingly, we may learn in the future that more capital is needed and that we will have to undertake further financing activities or other actions.  The past shortfall in cost estimates has had, and any possible future shortfall in cost estimates could have, a material adverse effect on our financial condition and results of operations.

Despite continuing investment to upgrade and replace equipment on an ongoing basis, the age of facilities of our Chemical Business increases the risk for unplanned downtime, which may be significant.

Our Chemical Business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. For example, during 2015, certain of our chemical facilities had planned and unplanned downtime as a result of certain maintenance and equipment issues, including our Pryor Facility that had a total of 70 days of downtime during the third quarter of 2015.  As a result, we have experienced and may continue to experience additional downtime at our chemical facilities in the future.

The equipment required for the manufacture of our chemical products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit. Although we use various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur. As a result, these planned and unplanned downtime events at our chemical facilities have in the past and could in the future adversely affect our operating results, liquidity and financial condition.

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements or to redeem our preferred stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and our redemption obligations for the Series E cumulative redeemable Class C preferred stock (“Series E Redeemable Preferred”) depends on our financial condition and operating performance, which is subject to the risks previously described for our El Dorado Expansion, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $425 million principal amount of our 7.75% Senior Secured Notes and the $50 million principal amount of the 12% Senior Secured Notes (collectively, the “Senior Secured Notes”), or if and when applicable, the outstanding amount of the Working Capital Revolver Loan or to pay the cumulative dividends and redemption payment on the Series E Redeemable Preferred should the holder choose to redeem it.

If cash flows and capital resources are insufficient to fund our debt, dividend or preferred stock redemption obligations, we could face substantial liquidity problems and will need to seek additional capital through the issuance of debt, the issuance of equity, asset sales or combination of the foregoing. If we are unsuccessful, we will need to reduce or delay investments and capital expenditures, or to dispose of other assets or operations, seek additional capital, or restructure or refinance debt or redeemable equity. These alternative measures may not be successful, may not be completed on economically attractive terms, or may not be adequate for us to meet our debt or preferred stock redemption obligations when due. Additionally, our debt agreements and the operating agreements associated with of our Series E Redeemable Preferred limit the use of the proceeds from many dispositions of assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt or preferred stock redemption obligations.

Further, if we suffer or appear to suffer from a lack of available liquidity, the evaluation of our creditworthiness by counterparties and rating agencies and the willingness of third parties to do business with us could be materially and adversely affected. In particular, our credit ratings could be lowered, suspended or withdrawn entirely at any time by the rating agencies, if in each rating agency’s judgment, circumstances warrant. Downgrades in our long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could trigger liquidity demands pursuant to the terms of contracts, leases or other agreements. Any future transactions by us, including the issuance of additional debt, the sale of any operating assets, or any other transaction to manage our liquidity, could result in temporary or permanent downgrades of our credit ratings.

Current and future legislative or regulatory requirements affecting our Chemical Business may result in increased costs and decreased revenues, cash flows and liquidity or could have other negative effects on our Chemical Business.

Our businesses are subject to numerous health, safety, security and environmental laws and regulations, primarily relating to our Chemical Business. The manufacture and distribution of chemical products are activities that entail health, safety and environmental risks and impose obligations under health, safety and environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous health, safety and environmental laws and regulations, our Chemical Business in the past has been, and in the future may be, subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from the Chemical Business’ facilities. Further, a number of our Chemical Business’ facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our results of operation and financial condition.  These operating permits are subject to modification, renewal and revocation. In addition, third parties may contest our ability to receive or renew certain permits that we need to operate, which can lengthen the application process or even prevent us from obtaining necessary permits.  We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations.  Despite these compliance efforts, risk of noncompliance or permit interpretation is inherent in the operation of our businesses.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment over time.  As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of compliance.

Changes to the production equipment at our chemical facilities that are required in order to comply with health, safety and environmental regulations may require substantial capital expenditures.

Explosions and/or losses at other chemical facilities that we do not own (such as the explosion in West, Texas) could also result in new or additional legislation or regulatory changes, particularly relating to public health, safety or any of the products manufactured and/or sold by our Chemical Business or the inability on the part of our Chemical Business’ customers to obtain or maintain insurance as to certain products manufactured and/or sold by our Chemical Business, which could have a negative effect on the revenues, cash flow and liquidity of our Chemical Business.

In summary, new or changed laws and regulations or the inability of the customers of our Chemical Business to obtain or maintain insurance in connection with any of our chemical products could have an adverse effect on our operating results, liquidity and financial condition.

We may be required to modify or expand our operating, sales and reporting procedures and to install additional equipment for our Chemical Business in order to comply with current and possible future government regulations.

The chemical industry in general, and producers and distributors of ammonia and AN specifically, are scrutinized by the government, industry and public on security issues.  Under current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products.  These costs could have a material effect on our results of operations, financial condition, and liquidity.  The cost of such regulatory changes, if significant enough, could lead some of our customers to choose other products to ammonia and AN, which would have a significant adverse effect on our Chemical Business.

•

In order to comply with the “Secure Handling of Ammonium Nitrate Act of 2007” as enacted by the U.S. Congress, the U.S. Department of Homeland Security (“DHS”) published a notice of the proposed rulemaking.  This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials, and comply with certain other new requirements.  We and others affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation.  It is possible that DHS could significantly revise the requirements currently being proposed. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product.  The proposed rule did not promulgate in 2015 and DHS may be considering significant changes compared to the original proposed rule.  Although we cannot predict the timing or content of any DHS regulation, we believe implementation of a final rule appears unlikely in 2016.

On August 1, 2013, U.S. President Obama issued an executive order addressing the safety and security of chemical facilities in response to recent incidents involving chemicals such as the April 2013 explosion at West, Texas.  The President directed federal agencies to enhance existing regulations and make recommendations to the U.S. Congress to develop new laws that may affect our Chemical Business.  For example, the EPA is expected to propose a revision to its Risk Management Program in March 2016. OSHA is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN.  In January 2016 the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) released its final report on the West, Texas incident.  The CSB report identifies several federal and state regulations and standards that could be strengthened to reduce the risk of a similar incident occurring in the future.  While the CSB does not have authority to directly regulate our business, the findings in this report, and other activities taken in response to the West, Texas incident by federal, state, and local regulators may result in additional regulation of processes and products in our Chemical Business.

Proposed governmental laws and regulations relating to greenhouse gas and other air emissions may subject certain of our Chemical Business’ facilities to significant new costs and restrictions on their operations and may reduce sales of our products.

The manufacturing facilities in our Chemical Business use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state legislatures and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas or other air emission regulation. Legislation and administrative actions are being considered that would regulate greenhouse gas emissions at some point in the future for our facilities, and existing and possible actions have already affected certain of our customers, leading to closure or rate reductions of certain facilities.  The EPA has instituted a mandatory greenhouse gas reporting requirement that began in 2010, which affects all of our chemical manufacturing sites. Greenhouse gas regulation could: increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted.  Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations.  For instance, the EPA recently published a rule, known as the Clean Power Plan, to limit greenhouse gases from electric power plants.  Judicial challenges have been filed, which seek a stay of the implementation of the rules.  On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed.  Depending on the outcome of those challenges, and how various states choose to implement this rule, the Clean Power Plan could result in greater electric costs, more use of alternative energy sources, and a decreased demand for coal-generated electricity.

The Clean Power Plan is one of many recent developments aimed at limiting greenhouse gas emissions that could adversely affect our clients in the coal industry, and thus limit the market for some of our products.  Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the United States, states, or other countries could also result in electricity generators further switching from coal to other fuel sources or result in additional coal-fueled power plant closures.  For example, the 2015 Paris climate summit agreement resulted in voluntary commitments by numerous countries to reduce their GHG emissions, and could result in additional firm commitments by various nations with respect to future GHG emissions.  These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term.  In addition, the U.S. Department of the Interior recently announced a moratorium on issuing certain new coal leases on federal land while the Bureau of Land Management undertakes a programmatic review of the federal coal program.  Pressure from advocacy groups and policies limiting available financing for the development of new coal-fueled power plants could also adversely affect the demand for coal in the future, and thus limit the market for some of our products.

As it relates to our Chemical Business’ working interest in natural gas properties, legislative and regulatory proposals for restricting greenhouse gas or other air emissions or otherwise addressing climate change could require our Chemical Business to incur additional operating costs and could adversely affect demand for the natural gas that the operator of these wells intends to sell.  For instance, the EPA has proposed New Source Performance Standards for methane and volatile organic compound emissions from certain activities in the oil and gas sector, as well as a new definition of oil and gas sources, and new draft Control Techniques Guidelines for reducing volatile organic compound emissions from existing oil and gas sources in certain ozone nonattainment areas.  If the rules are adopted as proposed, these rules could impose new compliance costs and permitting burdens on natural gas production.

In addition, the EPA has recently lowered the national ambient air quality standard for ground level ozone, which could result in additional compliance requirements for natural gas operations in areas of the country that have failed to attain the new, lower standard. The EPA has not yet designated which areas of the country are out of attainment, and it will take the states several years to develop compliance plans for their non-attainment areas.  It is difficult to predict how these and any other possible regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

There is intense competition in the Chemical and Climate Control industries.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, design innovations, distribution, service, warranties, reliability and efficiency. We compete with many companies, domestic and foreign, that have greater financial, marketing and other resources.  Specifically, the overall nitrogen market is expected to be affected as a result of the number of announced and started nitrogen expansion projects in the U.S.  Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, which could have a material adverse effect on our business, results of operation and financial condition.

Our Chemical Business competes with many U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from chemical sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources sufficiently either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

We may pursue various transactions and initiatives to address our highly leveraged balance sheet and significant cash flow requirements.

If our existing financing sources are insufficient for our financing needs, or if we are unable to refinance debt and redemption obligations as they become due, we may be required to reduce or delay investments and capital expenditures (including the El Dorado Expansion), dispose of assets or operations, seek additional capital, restructure or refinance debt, or undertake a combination of some or all of these. Any transactions and initiatives that we may pursue may have significant adverse effects on our business, capital structure, ownership, liquidity, credit ratings and results of operations. These measures may not be successful, may not produce the desired outcome if completed, may not be completed on economically attractive terms, and may not be adequate for us to fund the El Dorado Expansion and to meet our debt or redemption obligations when due. This could ultimately adversely affect us, our debtholders, and our shareholders in a material manner.

A substantial portion of our sales are dependent upon a limited number of customers.

For 2015, seven customers of our Chemical Business accounted for approximately 52% of its net sales and 31% of our consolidated net sales.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Since we source certain of our raw materials and components on a global basis, we may experience long lead times in procuring those raw materials and components purchased overseas.  In addition, certain of our raw materials and components are subject to tariff controls and other international trade barriers, which may increase the uncertainty of raw material and component availability and pricing volatility.

Ammonia and natural gas represent the primary raw material feedstocks in the production of most of the products of the Chemical Business. Although our Chemical Business enters into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. Also the spot sales prices of our agricultural products may not correlate to the ammonia and natural gas feedstock costs but rather reflect market conditions for similar and competing nitrogen sources.  This lack of correlation can compromise our ability to recover our full cost to produce the products in this market.  In addition, the Climate Control Business depends on raw materials such as copper and steel, which have shown considerable price volatility. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs.  Future price fluctuations in our raw materials may have an adverse effect on our financial condition, liquidity and results of operations.

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

Additionally, we depend on certain vendors to deliver the primary raw materials and other key components that are required in the production of our products.  Any disruption in the supply of the primary raw materials and other key components could result in lost production or delayed shipments. We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of such primary raw materials, which could adversely affect our competitiveness in the markets we serve. Accordingly, our financial condition,  liquidity and results of operations could be materially affected in the future by the lack of availability of primary raw materials and other key components and increase costs relating to the purchase  of raw materials or the production of our natural gas working interests.

Potential increase of imported agricultural products.

Russia and Ukraine both have substantial capacity to produce and export fertilizer grade AN. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors. Fertilizer grade AN imports from Russia and Ukraine are currently subject to U.S. antidumping duty orders, which require these imports to be sold in the U.S. market at a fair value. Currently, imports of fertilizer grade AN from certain Russian producers are subject to an antidumping duty rate of 254% and all imports of fertilizer grade AN from Ukraine are subject to an antidumping duty rate of 156%. Since 2014, the duty rates for two Russian producers and exporters were reduced to zero following a U.S. Commerce Department (“DOC”) annual review of pricing by these entities.  The antidumping orders that exist on the Ukrainian and Russian product have substantially restrained the volumes of these imports in the past, but the 2014 temporary duty elimination for certain exporters resulted in increased Russian imports in 2015. If DOC continues to assign zero duty rates to certain Russian exporters at the end of the current annual review, the volumes of Russian fertilizer grade AN exported to the U.S. may continue to increase, possibly priced below our current cost to produce fertilizer grade AN.  Moreover, two federal government agencies will begin a “sunset review” in 2016 to determine whether to continue the Russian antidumping duty order for another five years or terminate it.  In addition, producers in China have substantial capacity to produce and export urea.  Depending on various factors, including prevailing prices from other exporters, the price of coal, and the price of China’s export tariff, higher volumes of urea from China could be imported into the U.S. at prices that have had and could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

We may have inadequate insurance.

While we maintain liability, property and business interruption insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies that may exclude coverage for some types of damages (which may include warranty claims).  Although there may currently be sources from which such coverage may be obtained, the coverage may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance.  In addition, our insurance carriers may not be able to meet their obligations under the policies, or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Furthermore, we are subject to litigation for which we could be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. While we maintain insurance, there can be no assurance that our insurance will prove to be adequate. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, our business, results of operations, financial condition and liquidity could be materially adversely affected.  For further discussion of our litigation, please see “Other Pending, Threatened or Settled Litigation” in Note 11 to Consolidated Financial Statements included in this report.

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

Our substantial level of indebtedness, including dividend requirements relating to our preferred stock, could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

We currently have a substantial amount of indebtedness and dividend requirements relating to our preferred stock.  As a result, this level could, among other things:

•

require us to dedicate a substantial portion of our cash flow to the payment of principal (primarily relating to 2019), interest and dividends, thereby reducing the funds available for operations and future business opportunities;

•	make it more difficult for us to satisfy our obligations, including our repurchase obligations;
•

limit our ability to borrow additional money if needed for other purposes, including working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes, on satisfactory terms or at all;

•	limit our ability to adjust to changing economic, business and competitive conditions;
•	place us at a competitive disadvantage with competitors who may have less indebtedness or greater access to financing;
•	make us more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions; and
•	make us more susceptible to changes in credit ratings, which could affect our ability to obtain financing in the future and increase the cost of such financing.

Any of the foregoing could adversely affect our operating results, financial condition, and liquidity.

Loss of key personnel could negatively affect our business.

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers. We cannot promise that our principal executive officers will continue to be available. Although we have employment agreements with certain of our principal executive officers, including Jack E. Golsen, Daniel D. Greenwell, and Mark T. Behrman, we do not have employment agreements with all of our key personnel. The loss of some of our principal executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crises, etc.), have negatively affect and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Terrorist attacks in the U.S and elsewhere and natural disasters (such as hurricanes or pandemic health crises) have in the past negatively affected, and can in the future negatively affect our operations.  We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere.  These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could further affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition.  In addition, terrorist attacks and natural disasters may directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers. In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively affected our operations and those of our customers.  As previously noted, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  If any such effects, whether anthropogenic or otherwise, were to occur in areas where we or our clients operate, they could have in adverse effect on our assets and operations.  The consequences of any terrorist attacks or hostilities or natural disasters are unpredictable, and we may not be able to foresee events that could have an adverse effect on our operations.

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

Construction, equipment or staffing problems or difficulties in obtaining any of the requisite licenses, easements, permits and authorizations from regulatory authorities could increase the total cost and could delay or prevent the construction or completion of a capital project.

In addition, a capital project could be negatively affected if we are required to obtain additional debt or equity financing to complete a capital project or we are unable to obtain adequate sources of funding, such as the inability to obtain other debt or equity financing on acceptable terms or at all.  Moreover, if we are able to complete a capital project, production levels at our facilities or general market conditions may not meet our expectations.  As a result of these factors, our results of operations, liquidity and financial condition could be adversely affected.

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

ERP implementations are complex and time-consuming projects that involve substantial expenditures on system software and implementation activities that can continue for several years. ERP implementations also require transformation of business and financial processes in order to benefit from a new ERP system. Our results of operations, liquidity and financial condition may be adversely affected if we experience operating problems and cost overruns during the ERP implementation process or if the ERP system (and the associated process changes) does not generate the expected benefits. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could adversely affect our financial reporting.

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

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder, an unrelated third party, owns one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights with common stock equal to 19.4% of the outstanding shares of LSB’s common stock as of February 19, 2016.

Jack E. Golsen, our Executive Chairman of our the Board of Directors (the “Board”), members of his immediate family, including Barry H. Golsen, a member of our Board, entities owned by them, and trusts for which they possess voting or dispositive power as trustee (the “Golsen Holders”) owned as of February 19, 2016, an aggregate of 2,815,064 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together vote as a class and represent approximately 15% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock.

Pursuant to a Board Representation and Standstill Agreement entered into in connection with LSB Funding’s purchase of preferred stock in December 2015, LSB Funding has the right to designate three directors on our Board, and the Golsen Holders have the right to appoint two directors, subject to reduction in each case in certain circumstances.  This is in addition to their ability to vote generally in the election of directors.  As a result, each of LSB Funding and the Golsen Holders have significant influence over the election of directors to our Board.

The interests of LSB Funding and the Golsen Holders may conflict with interests of other stockholders (as well as with each other). As a result of the voting power and board designation rights of LSB Funding and the Golsen Holders, the ability of other stockholders to influence our management and policies could be limited.

Our debt agreements and our preferred stock contain covenants and restrictions that limit flexibility in operating our businesses. A breach of these covenants or restrictions could result in an event of default under one or more of our debt agreements or contracts at different entities within our capital structure, including as a result of cross acceleration or default provisions.

Our debt agreements and our preferred stock contain various covenants and other restrictions that, among other things, limit flexibility in operating our businesses. A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming due and payable or could result in significant contractual liability. Our ability to comply with certain of our covenants and restrictions can be affected by events beyond our control. These covenants and other restrictions limit our ability to, among other things:

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

In addition, certain failures to make payments on significant contract obligations when due constitute a cross-default of some of our debt instruments, including the note purchase agreement governing our 12% Senior Secured Notes (the “Senior Secured Note Purchase Agreement”) and the indenture governing our 7.75% Senior Secured Notes (the “Senior Secured Notes Indenture”). A breach of any of these covenants or restrictions could result in an event of default under one or more of our debt agreements at different entities within our capital structure, including as a result of cross acceleration or default provisions. Upon the occurrence of an event of default under one of these debt agreements, our lenders or noteholders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults or accelerations under our other debt. If we were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. In the case of a default under debt that is guaranteed, holders of such debt could also seek to enforce the guarantees. If lenders or noteholders accelerate the repayment of all borrowings, we would likely not have sufficient assets and funds to repay those borrowings. Such occurrence could result in our or our applicable subsidiary going into bankruptcy, liquidation or insolvency.

We have not paid dividends on our outstanding common stock in many years.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board has not made a decision whether or not to pay dividends on our common stock in 2016, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

Future issuances or potential issuances of our common stock or preferred equity could adversely affect the price of our common stock and our ability to raise funds in new stock offerings and could dilute the percentage ownership or voting power of our common stockholders.

Future sales of substantial amounts of our common stock, preferred stock or equity-related securities in the public market, or the issuance of a substantial amount of our common stock as the result of the exercise of our outstanding warrants, the conversion of our outstanding convertible preferred stocks, or the perception that such sales or conversions could occur, could adversely affect prevailing trading prices of our common stock and could dilute the value of common stock held by our existing stockholders.  No prediction can be made as to the effect, if any, that future sales of common stock, preferred stock, or equity-related securities, exercises of our warrants or conversions of, our outstanding preferred stocks into shares of common stock, or the availability of shares of common stock for future sale will have on the trading price of our common stock.  Such future sales, exercises, or conversions could also significantly reduce the percentage ownership and voting power of our existing common stockholders.

We are subject to a variety of factors that could discourage other parties from attempting to acquire us.

Our certificate of incorporation provides for a staggered Board and, except in limited circumstances, a two-thirds vote of outstanding voting shares to approve a merger, consolidation or sale of all, or substantially all, of our assets. In addition, we have entered into severance agreements with our executive officers and some of the executive officers of certain subsidiaries that provide, among other things, that if, within a specified period of time after the occurrence of a change in control of LSB, these officers are terminated, other than for cause, or the officer terminates his employment for good reason, the officer would be entitled to certain severance benefits. Certain of our preferred stock series and debt instruments also provide special rights in a change of control, including in some cases the ability to be repaid in full or redeemed.

We have authorized and unissued (including shares held in treasury) 51,603,779 shares of common stock and 4,019,999 shares of preferred stock as of December 31, 2015. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

We have adopted a preferred share purchase plan, which is designed to protect us against certain creeping acquisitions, open market purchases and certain mergers and other combinations with acquiring companies.

The foregoing provisions and agreements are designed to discourage a third party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management.  In addition, LSB Funding and the Golsen Holders have significant voting power and rights to designate board representatives, all of which may further discourage a third party tender offer, proxy contest, or other attempts to acquire control of us.

Delaware has adopted an anti-takeover law which, among other things, will delay for three years business combinations with acquirers of 15% or more of the outstanding voting stock of publicly-held companies (such as us), unless:

•	prior to such time the Board of the corporation approved the business combination that results in the stockholder becoming an invested stockholder;
•	the acquirer owned at least 85% of the outstanding voting stock of such company prior to commencement of the transaction;
•	two-thirds of the stockholders, other than the acquirer, vote to approve the business combination after approval thereof by the Board; or
•	the stockholders of the corporation amend its articles of incorporation or by-laws electing not to be governed by this provision

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;
•	future liquidity outlook;
•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;
•	the outlook our chemical products and related markets;
•	the amount, timing and impact on the nitrogen market from the current nitrogen expansion projects;
•	demand for our geothermal products;
•	the impact from the lack of non-seasonal volume in the Chemical Business;
•	competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	outlook for the coal industry;
•	availability of raw materials;
•	the result of our product and market diversification strategy for our Chemical Business;
•	leadership positions in certain product categories for our Climate Control Business;
•	shipment of backlog;
•	the impact from the ongoing Operational Excellence activities;
•	the results of our strategy for our Climate Control Business;
•	geothermal technology being one of the most energy efficient;
•	eliminating our external ammonia purchase requirements;
•	changes in domestic fertilizer production;
•	increasing output and capacity of our existing production facilities;
•	ability to moderate risk inherent in agricultural markets;
•	stimulating sales of our geothermal heat pump products, and other “green” products;
•	eliminating the current ammonia cost disadvantage;
•	improved sales in 2016 for our Climate Control Business;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to entering into the additional borrowings;
•	completing the ERP;
•	completing the El Dorado Expansion;
•	the results from the El Dorado Expansion;
•	cost of our capital projects;
•	ability to pass to our customers cost increases in the form of higher prices;
•	sufficient sources for materials and components;
•	ability to obtain ammonia from other sources;

•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	when Turnarounds will be performed and completed;
•	costs of Turnarounds during 2016;
•	expenses in connection with environmental projects;
•	estimated accrued warranty costs could change in the near and long term;
•	projected warranty costs;
•	the impact of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	benefits from the El Dorado Expansion;
•	ability to comply with debt servicing and covenants;
•	ability to meet debt maturities or redemption obligations when due; and
•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	adverse effect on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,
•	releases of pollutants into the environment exceeding our permitted limits,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future,
•	substantial existing indebtedness;
•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components,
•	limitations due to financial covenants;
•	changes in competition,
•	the loss of any significant customer,
•	increase in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,
•	problems with product equipment,
•	changes in the production efficiency of our facilities,

•	adverse results in our contingencies including pending litigation,
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	inability to obtain necessary raw materials and purchased components,
•	material increases is cost of raw materials;
•	material changes in our accounting estimates,
•	significant problems within our production equipment,
•	fire or natural disasters,
•	inability to obtain or retain our insurance coverage,
•	obtaining necessary permits;
•	third-party financing;
•	risk associated with drilling natural gas wells;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;
•	increase in imported agricultural products;
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors.”

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

AHRI - The Air-Conditioning, Heating and Refrigeration Institute.

Amended Working Capital Revolver Loan – The senior secured revolving credit facility, amended effective December 31, 2013.

AN - Ammonium nitrate.

ARO - Asset retirement obligation.

Covestro - Formerly Bayer MaterialScience, LLC., the party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

Covestro Agreement - A long-term contract that provides for a pass-through of certain costs, including the ammonia costs, plus a fixed dollar profit.

Baytown Facility - The nitric acid production facility located in Baytown, Texas.

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

CM - Climate Master, Inc.

CMFS - The Dodge Construction Market Forecasting Service.

DEF - Diesel Exhaust Fluid.

DHS - The U.S. Department of Homeland Security.

DSN – A 98% strength nitric acid plant which was located at the El Dorado Facility.

DOC – The U.S. Department of Commerce.

EDC - El Dorado Chemical Company.

EIA – The U.S. Energy Information Administration.

El Dorado Facility - Our chemical production facility located in El Dorado, Arkansas.

Environmental Laws - Numerous federal, state and local environmental laws.

EPA - The U.S. Environmental Protection Agency.

ERP - Enterprise resource planning.

GHP – Geothermal heat pump.

Golsen Holders - Jack E. Golsen, our Executive Chairman of the Board, members of his immediate family, including Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Health Laws – Numerous federal, state and local health and safety laws.

Liquidation Preference – The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value.

Indenture – The agreement governing the 7.75% Senior Secured Notes.

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

SEC -The U.S. Securities and Exchange Commission.

7.75% Senior Secured Notes - The $425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019.

12% Senior Secured Notes – The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

SG&A - Selling, general and administrative expense.

Turnaround - A planned major maintenance activity.

UAN - Urea ammonium nitrate.

U.S. - United States.

VSA – A value stream analysis that is a structured activity that helps visualize and document an entire business process flow and the interactions between functional departments.  By creating a process map of the current state, the future state and identifying improvement opportunities, activity becomes the basis for an improvement plan.

WASDE - World Agricultural Supply and Demand Estimates Report.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2015:

	Chemical Business					Climate Control Business
Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers	Heat Pumps	Fan Coils	Large Air Handlers	Modular Chillers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)	Oklahoma City, OK	Oklahoma City, OK	Oklahoma City, OK	Oklahoma City, OK
Plant Area (acres)	150	160	47	2
Plant Area (Sq. Ft.)						566,000	230,000	120,000	70,000
Site Area (acres)	1,400	1,300	104	Covestro site
Site Status	Owned	Owned	Owned	Operating Agreement	(A)	Owned	Owned	Owned	Owned
Capacity Utilization	54% (B)	98% (C)	78% (D)	100%		51% (E)	51% (E)	54% (E)	39% (E)

(A)

Our Chemical Business distributes its agricultural products through 11 wholesale and retail distribution centers, with 9 of the centers located in Texas ( 8 of which we own and 1 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

(B)

The percentage of utilization for the El Dorado Facility relates to its nitric acid capacity. The capacity utilization rate has been negatively affected by the reduction in low density AN sales to the mining industry.

(C)	The percentage of utilization for the Cherokee Facility relates to its ammonia production capacity.
(D)

The percentage of utilization for the Pryor Facility relates to its ammonia production capacity and is based on 330 days of production per year. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity.

(E)

The capacity utilizations for the Climate Control Business are based on existing restrictions within our fabrication and assembly operations, using the current production layouts and work day shift structures (several operations utilize more than one shift in certain areas).  Ongoing Operational Excellence activities should improve our assembly and our fabrication utilization going forward, enabling us to further optimize facility utilization and capacities.

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

	Year Ended December 31,
	2015		2014
Quarter	High	Low	High	Low
First	$42.91	$29.00	$41.00	$31.22
Second	$47.33	$40.06	$42.37	$35.77
Third	$41.74	$15.16	$42.41	$35.63
Fourth	$18.23	$5.38	$37.83	$28.91

Stockholders

As of February 19, 2016, we had 408 record holders of our common stock

Dividends

We have not paid cash dividends on our outstanding shares of common stock during the two most recent fiscal years but have paid cash dividends on our outstanding series of convertible preferred stock during this period.  See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources Dividends” and “Loan Agreements” of the MD&A contained in this report.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2016.

Sale of Unregistered Securities

As previously reported, on December 4, 2015, we entered into a securities purchase agreement with unrelated third parties, LSB Funding and Security Benefit Corporation, in a private placement exempt from registration under the Securities Act (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, on December 4, 2015.  On that day, we issued $210 million of Series E Redeemable Preferred, warrants to purchase 4,103,746 shares of common stock, par value $0.10 (which is equal to 17.99% of the outstanding shares of common stock before the completion of the private placement) and one share of Series F Redeemable Preferred.  See Note 13 to Consolidated Financial Statements contained in this report.

Preferred Share Rights Plan

See discussions relating to our preferred share rights plan under Preferred Share Rights Plan of Note 13 to Consolidated Financial Statements contained in this report.

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales (2)	$711,781	$761,246	$701,241	$782,426	$831,435
Operating income (loss)	(50,752)	53,362	105,308	95,655	136,443
Interest expense, net	7,381	21,599	13,986	4,237	6,658
Provisions (benefit) for income taxes	(23,550)	12,400	35,421	33,594	46,208
Income (loss) from continuing operations	(34,707)	19,723	55,141	58,786	83,984
Net income (loss)	(34,765)	19,634	54,962	58,604	83,842
Net (loss) income attributable to common stockholders	$(38,038)	$19,334	$54,662	$58,304	$83,537
Income (loss) per common share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$(1.67)	$0.86	$2.44	$2.62	$3.81
Net loss from discontinued operations	—	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$(1.67)	$0.86	$2.43	$2.61	$3.80
Diluted:
Income (loss) from continuing operations	$(1.67)	$0.83	$2.34	$2.50	$3.59
Net loss from discontinued operations	—	—	(0.01)	(0.01)	(0.01)
Net income (loss)	$(1.67)	$0.83	$2.33	$2.49	$3.58
Selected Balance Sheet Data in Dollars:
Total assets (3)	$1,361,827	$1,130,572	$1,075,218	$575,808	$500,953
Long-term debt, including current portion, net (3)	520,422	450,885	455,088	71,637	78,404
Redeemable preferred stock	177,272	—	—	—	44
Stockholders' equity	$421,580	$434,048	$411,715	$354,497	$293,270
Selected Other Data in Dollars:
Cash dividends declared per common share	—	—	—	—	—

(1)	See discussions included in Item 7 of Part II of this report.
(2)

Prior periods have been adjusted to classify certain shipping and handling costs of our Chemical Business from net sales and SG&A to cost of sales to conform to our current presentation of our consolidated statement of operations for 2015.  See Note 1 to Consolidated Financial Statements.

(3)

Prior periods have been adjusted for the reclassification of certain debt issuance costs from total assets to long-term debt, net, to be consistent with the 2015 presentation due to the adoption of certain Accounting Standards Updates as discussed under Accounting Pronouncements - Note 1 to Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2015 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Key Expectations for 2016

The new ammonia plant at the El Dorado Facility was mechanically complete in February 2016 and should begin production early in the second quarter of 2016.  We define mechanical completion as it relates to the El Dorado ammonia plant as having concluded the installation of process vessels and rotating equipment, including associated piping and valves. Additionally, utility equipment systems such as cooling water, steam generation, raw water treatment, and air systems, along with related piping, have been installed.  Currently, all that remains to fully complete construction activities at the El Dorado ammonia plant is the connection of the electronic instrumentation wiring to the field instruments, along with the painting and insulation of the piping and process vessels, and the final grading and concrete containment for proper drainage of the process areas.

Management and our Board, as previously announced, will continue to review strategic alternatives for our businesses in order to maximize shareholder value including asset sales and/or the separation of our two businesses.  Additionally, once the El Dorado ammonia plant becomes operational, we intend to explore refinancing our capital structure.

Key Capital Expenditure, Financing and Other Developments – 2015

The El Dorado Facility has certain expansion projects underway, a portion of which have been completed. These expansion projects include an ammonia production plant; a new 65% strength nitric acid plant and nitric acid concentrator; and other support infrastructure.  The new nitric acid concentrator went into production in June 2015, and the new nitric acid plant went into production during November 2015.  The new ammonia plant was mechanically complete in February 2016 and should begin production early in the second quarter of 2016.

During 2015, management in conjunction with the owner’s representative, the engineering, procurement and construction contractor and other consultants determined that the total cost to complete the El Dorado Expansion would exceed what we previously projected at the beginning of the year, due, in part, to an under-estimation of the budgeted costs, work performed by a former subcontractor and mechanical and piping labor cost increases compared to earlier estimates.   We have now determined that the total cost to complete the El Dorado Expansion is estimated to be in the range of $831 million to $855 million, of which $705 million was spent as of December 31, 2015 and $126 million to $150 million is estimated to be spent in 2016.

Although we had begun seeking additional debt financing to address what were then our known costs of the El Dorado Expansion during the third quarter of 2015, the reluctance of existing bondholders to permit additional senior indebtedness unless we obtained additional equity caused us to reevaluate our financing plans and liquidity needs while we also worked to define the new cost estimates.  As a result of that analysis, we concluded that our liquidity needs to complete the projects would exceed available debt financing, particularly in light of our existing debt covenants limiting the incurrence of additional indebtedness. Given that publicly offered financing would be unavailable before we had defined the cost estimates and the release of our 2015 third quarter results and would probably be unavailable even after those events, our options were either to obtain other financing solutions in order for us to continue the projects or delay or stop the projects during the fourth quarter of 2015 to preserve our liquidity for other operations, which, without the El Dorado costs, are generally self-sustaining.  We also took additional steps to address our liquidity concerns, including obtaining extended payment terms, for a limited time during the fourth quarter, from Leidos our EDC contractor, for our El Dorado Expansion and by obtaining financing for discrete pieces of equipment.

We considered and explored financing options including debt, equity-linked and equity as well as potential asset sales. As part of those considerations we took into account our permitted indebtedness limits, the costs and likelihood of obtaining consents to raise our permitted indebtedness limits, the sale of one or more of our significant assets or divisions, and various forms of equity issuances.  We recognized that, without additional financing, some counterparties to contracts might begin changing payment terms and requiring cash payments in advance, which would further impair our liquidity and affect our business. We evaluated our choices based on timing of financing, certainty of completion, and short- and long-term costs.  Ultimately, based on the choices available after analyzing and pursuing various options, we concluded that termination or delay of the El Dorado Expansion would significantly impair the long-term value of the Company compared to the costs and benefits of a private debt and equity financing solution and that a sale of significant assets was not likely to be completed in the timeframe needed at an appropriate price.  Therefore during the fourth quarter of 2015, we entered into the following agreements as summarized below:

12% Senior Secured Notes

On November 9, 2015, LSB sold $50 million aggregate principal amount of the 12% senior secured notes due 2019 (the “12% Senior Secured Notes”) in a private placement exempt from registration under the Securities Act. The 12% Senior Secured Notes bear interest at the annual rate of 12% and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st, which began February 1, 2016. The 12% Senior Secured Notes are secured on a pari passu basis with the same collateral securing LSB’s existing $425 million aggregate principal amount of 7.75% Senior Secured Notes issued in 2013 (the “7.75% Senior Secured Notes”).  The 12% Senior Secured Notes have covenants and events of default that are substantially similar to those applicable to the 7.75% Senior Secured Notes. See further discussion in Note 9 to Consolidated Financial Statements contained in this report.

Securities Purchase Agreement

On December 4, 2015, LSB entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an unrelated third party, LSB Funding, (“LSB Funding”) pursuant to which LSB sold to LSB Funding, in a private placement exempt from registration under the Securities Act the following:

•	$210 million of Series E Redeemable Preferred which includes participation rights in dividends and liquidating distributions,
•

a warrant to purchase 4,103,746 shares of our common stock, par value $0.10, which number of shares is equal to 17.99% of the outstanding shares of our common stock before the completion of this private placement (the “Warrants”), and

•	one share of Series F Redeemable Preferred which has voting rights with common stock equal to 19.99% of the outstanding shares of our common stock before the completion of this private placement.

See further discussion in Note 13 to Consolidated Financial Statements contained in this report.

Registration Right Agreements

In connection with the 12% Senior Secured Notes, LSB entered into a registration rights agreement (the “Registration Rights Agreement-Notes”).  Pursuant to the Registration Rights Agreement-Notes, we have agreed to use our reasonable best efforts to file with the SEC a registration statement on an appropriate form with respect to a registered offer to exchange the 12% Senior Secured Notes for new notes with terms substantially identical in all material respects to the 12% Senior Secured Notes, cause the registration statement to be declared effective under the Securities Act, and complete the exchange within 180 days after the effective date of such registration statement. We are also obligated to update the registration statement by filing a post-effective amendment.

In connection with the Securities Purchase Agreement, LSB entered into a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock.  Pursuant to the Registration Rights Agreement-Warrants, we are required to file a registration statement for such registered resale within nine months from December 4, 2015 (the “Closing Date”), to permit the public resale of registrable securities then outstanding from time to time as permitted by Rule 415 under the Securities Act.  We are required to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter. Furthermore, the registration statement must be declared effective within twelve months after the Closing Date by filing a post-effective amendment.

Board Representation and Standstill Agreement

On the Closing Date, LSB and the Purchaser entered into a Board Representation and Standstill Agreement. Pursuant to the Board Representation and Standstill Agreement, we agreed to permit LSB Funding to appoint three nominees to our Board of Directors (the “Board”). Until the Board Designation Termination Date (as defined in the agreement), so long as LSB Funding or its affiliates own the Series E Redeemable Preferred or the Warrants, LSB Funding will continue to be entitled to designate three directors. In the event of redemption in full of the Series E Redeemable Preferred by LSB, LSB Funding will be entitled to designate only two directors so long as LSB Funding owns the Warrants or any shares of our common stock issuable thereunder. However, LSB Funding will be entitled to designate only one director nominee in the event LSB Funding and its affiliates collectively cease to beneficially own at least 10% (but not greater than 24.99%) of our common stock issued pursuant to the Warrants (whether owned directly or as a right to acquire upon exercise of the Warrants). LSB Funding’s rights to designate any directors will terminate when LSB Funding and its affiliates collectively cease to beneficially own at least 10% of our common stock issued pursuant to the Warrants (whether owned directly or as a right to acquire upon exercise of the Warrants).

Under the Board Representation and Standstill Agreement, the Golsen Holders, collectively, have the right to designate two directors; however, if the Golsen Holders, collectively, continue to beneficially own at least 2.5% (but not 5% or more) of the then outstanding Common Stock, the Golsen Holders will be entitled to designate up to one director. These designation rights will terminate immediately on the first date on which the Golsen Holders, collectively, no longer beneficially own at least 2.5% of the then outstanding common stock.

From and including the Closing Date through and including the annual meeting of stockholders to elect directors to the Board in 2016 (including any adjournments and postponements thereof), LSB Funding and the Golsen Holders have agreed that, at any meeting of the stockholders or in any other circumstances upon which a vote, consent or other approval of all or some of the stockholders is sought solely with respect to the matters described below, they will vote (or cause to be voted) or execute (or cause to be executed) consents with respect to, as applicable, all of our securities owned as of the applicable record date in favor of the election of the persons named in our proxy statement as the Board’s nominees for election as directors, and against any other nominees.

During the period commencing on the Closing Date and ending on the Standstill Termination Date (as defined below), LSB Funding has agreed that it will not, and will cause its affiliates not to, directly or indirectly, among other things:

•	engage in any hostile or takeover activities with respect to LSB (including by means of a tender offer or soliciting proxies or written consents, other than as recommended by the Board);
•

acquire or propose to acquire beneficial ownership of additional LSB common stock (other than the common stock issuable upon exercise of the Warrants) or other LSB securities that in the aggregate, together with their beneficial ownership of any other units, is equal to beneficial ownership of 20% or more of the voting power of the outstanding common stock (taking into account the voting rights of our common stock underlying the Warrants and the Series F Redeemable Preferred), provided that, the foregoing will not prohibit or apply to the receipt of any common stock paid as dividends on the Series E Redeemable Preferred held by LSB Funding or any of its affiliates or any common stock issued in exchange for the redemption of the Series E Redeemable Preferred held by LSB Funding or any Purchaser affiliates, and such Series E Redeemable Preferred and common stock shall not be taken into account for purposes of establishing compliance with the foregoing;

•	acquire or propose to acquire any other LSB securities or any securities of any of our affiliates;
•	call a special meeting of the stockholders; or
•

propose to remove, or vote to remove, any directors, other than in accordance with the Board Representation and Standstill Agreement. “Standstill Termination Date” means the earlier of (1) 90 days after the Board Designation Termination Date and (2) the later of (A) the fifth anniversary of the Closing Date and (B) 90 days after the date on which all directors designated by LSB Funding pursuant to the Board Representation and Standstill Agreement have resigned or been removed from the Board, and LSB Funding has permanently waived and renounced its Board designation rights under the Board Representation and Standstill Agreement.

Ammonia Purchase and Sale Agreement

In November 2015, EDC and Koch Fertilizer entered into an ammonia purchase and sale agreement under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that is in excess of El Dorado’s internal needs as discussed in Note 11 to Consolidated Financial Statements.

Significant Financial Developments – 2015

Our financial developments during 2015 included the following items:

•

Our consolidated operating loss for 2015 was $50.8 million, including an operating loss of $41.8 million from our Chemical Business.  The following items contributed to the Chemical Business operating loss:

•

a $43.2 million non-cash impairment charge primarily consisting of a $39.7 million non-cash impairment charge to reduce the carrying value of our working interest in natural gas properties in the Marcellus Shale region primarily as the result of a decline in forward prices for natural gas, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties (see discussion below under “Critical Accounting Policies and Estimates”) and a $3.5 million non-cash impairment charge recorded by our Pryor Facility to reduce the carrying value of certain plant assets related to unused ammonia production equipment;

•

a $19.1 million negative impact on operating results due to the planned and unplanned downtime experienced at the Pryor Facility.  During the third quarter of 2015 ($15.6 million) and unplanned outage and resulting maintenance costs during the fourth quarter of 2015 ($3.5 million to $4.0 million);

•

a $27 million increase in operating losses at the El Dorado Facility resulting from the impact of the expiration of the Orica Agreement related to the sale of industrial grade AN (“LDAN”) and lower sales volume of agricultural grade AN (“HDAN”) primarily as the result of unfavorable weather conditions that curtailed the fall fertilizer application season, partially offset by;

•

a $13.0 million improvement in operating results, after adjusting for a $28 million insurance recovery in 2014, at the Cherokee Facility primarily due to overall higher on-stream rates as this facility was not required to perform major planned maintenance (a “Turnaround”) during 2015.

Key Industry Factors

Chemical Business

Supply and Demand

Agricultural

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports, among other factors. An expansion or upgrade of competitors’ facilities, international and domestic political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will drive nitrogen fertilizer consumption, likely driving ammonia, UAN and urea prices. Weather also will have an impact on fertilizer consumption. Although the latest World Agricultural Supply and Demand Estimates Report, report dated January 12, 2016 estimates record world corn ending stocks for 2015/2016 at 208.9 million tons, more than half of these tons are estimated to be held in China.  Despite the record ending stocks, the USDA is estimating the U.S. growers will plant 90.5 million acres of corn in 2016 compared to 88.0 million in 2015.  At present, the overall fertilizer market continues to be under pressure as inventories of fertilizer products at distributors and producers remain high due to the contracted fall application season and farmers and dealers delaying purchases as they believe fertilizer pricing will continue to drop.  However, spring nitrogen movement is expected to be stronger in 2016 compared to 2015 given the increase in estimated planted acres in 2016 and that the 2015 fall nitrogen fertilizer application was disappointing due to poor weather conditions.  Along with farmer and dealers delaying purchases, the strong U.S. dollar makes the U.S. an attractive market for importers to bring in product at lower prices, which is putting further pressure on the market.  With the spring application season rapidly approaching, we believe that nitrogen fertilizer prices will recover as more fertilizer will need to be applied to maintain the yield achieved over the past two seasons given the truncated fall application season and imports continuing to run below the levels set last year.

Industrial

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically. Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Our mining products are LDAN and AN solutions.  The primary uses are as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the EIA, annual coal production in the U.S. for 2015 is estimated to be down 11%.  EIA also forecasts an additional 6% decrease in U.S. coal production in 2016.  The Appalachia region drove the decline in coal production with an estimated decline of approximately 15% from 2015.  The Powder River Basin and Illinois Basin are estimated to have declined approximately 9% and 11%, respectively.  Although the majority of our LDAN and AN solutions are used in the Powder River Basin which has experienced a slower rate of decline, we believe that coal production in the U.S. will face significant challenges assuming natural gas prices remain at current levels and given that export demand is expected to be lower due to the current strength of U.S. currency.  While we believe our plants are well-located to support the regions that are more stable in the upcoming years, our current mining sales volumes are being impacted by overall lower customer demand for LDAN.

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

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities and will be upon the completion of the construction of the ammonia plant at our El Dorado Facility.  Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant downward fluctuations, which have had a positive impact on our cost of producing nitrogen fertilizer. The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2015	2014
Natural gas volumes (MMBtu in millions)	11	11
Natural gas average cost per MMBtu	$3.19	$4.28

For 2016 we have forward purchase commitments of natural gas for approximately 3 million MMBtus for our Cherokee Facility, approximately 2 million MMBtus for our Pryor Facility and approximately 2 million MMBtus for our El Dorado Facility at an average cost of $2.76 per MMBtu. This represents approximately 30% of our exposed natural gas usage at each facility for 2016.

Ammonia Prices

Currently, ammonia is the primary feedstock for the production of HDAN and LDAN at our El Dorado Facility.  That will continue until the new ammonia plant being constructed is operational which is expected to occur in the second quarter of 2016.  Ammonia pricing is based on a published Tampa, Florida market index pursuant to an ammonia purchase agreement with Koch Nitrogen International Sarl (“Koch”), under which Koch agrees to supply certain of the El Dorado Facility’s ammonia requirements.  Under an amended agreement, the El Dorado Facility will purchase a majority of its ammonia requirement from Koch through the earlier of December 31, 2016 or the date on which the new ammonia plant comes on stream at the El Dorado Facility.  The Tampa index is commonly used in annual contracts for the industrial sectors, and is based on the most recent major industry transactions in the Tampa market.  Pricing considerations for ammonia incorporate international supply-demand, ocean freight and production factors.  Subject to availability, the El Dorado Facility has the ability to source a portion of its ammonia requirements from our Pryor Facility, which costs are significantly less than current market prices.  Once our new ammonia production plant at the El Dorado Facility commences production we believe this cost disadvantage will be eliminated.  Over the past several years, ammonia prices have experienced large fluctuations.  Additionally, the El Dorado Facility’s cost to produce HDAN from purchased ammonia can at times exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas) as discussed below.

Based upon full plant production, the El Dorado Facility would expect to require 200,000 to 220,000 tons per year of ammonia feedstock to upgrade to other products.  During 2015, the purchased ammonia was less than the amount required for full production due to lower production of:

•	HDAN tons due to adverse weather conditions and cautious buyers resulting from falling nitrogen product selling prices and;
•

LDAN production caused by low natural gas prices affecting the overall demand for coal translating to lower U.S. coal production combined with EDC currently being a high cost producer causing customers to purchase LDAN from competitors.

The table below shows the El Dorado Facility’s annual volume of ammonia purchased and the average cost per short ton:

	2015	2014
Ammonia volumes (tons in thousands)	121	138
Ammonia average cost per short ton	$455	$506

It is expected that this overall trend will continue into the second quarter of 2016 until we begin operating our new ammonia production plant at the El Dorado Facility and will negatively impact our operating results until that point.  We have executed contracts with customers with expected purchase requirements of 150,000 tons per year of LDAN a portion of which include minimum purchase requirement volumes.  With the recent downturn in the mining industry, we are unsure if we will reach these sales levels.  These contracts begin in 2016.

As mentioned above, our El Dorado Facility is currently at a cost disadvantage since it purchases ammonia compared to products produced with ammonia that were produced from natural gas.  This cost disadvantage combined with the impact of the expiration of the Orica Agreement contributed to an operating loss for the facility during 2015 of approximately $45 million compared to an operating loss of approximately $18 million in 2014.

Transportation Costs

Costs for transporting nitrogen based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S was imported. Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.

Climate Control Business

Construction Markets

Our Climate Control Business serves the new, renovation and replacement commercial/institutional and residential construction sectors.  Over the past two years, our overall business volume has shifted from a new construction majority to a dominance in renovation and replacement projects today.  Information available from the CMFS indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 8%, 7% and 5%  in the aggregate from 2016 - 2018 and has surpassed pre-recession levels collectively.  In particular, the education, office and healthcare vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.  Additionally, single-family residential construction is expected to grow 20% during 2016 to 805,000 units but still remains well below the 1.5 million unit pre-recession levels.

Based on the above forecasted growth in the vertical markets we serve as well as the introduction of new products specifically targeted at the hospitality, education and healthcare vertical markets, we expect the commercial/institutional portion of the Climate Control Business to experience sales growth in the medium and long-term.  We believe that our residential products, which are all geothermal heat pumps (“GHP”), will experience limited sales growth, if any, due to the higher relative total system purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems. The higher initial purchase cost creates a longer payback period in most regions due to current low energy costs.  We continue to concentrate our product development and sales and marketing efforts on increasing our share of the existing market for our products, as well as expanding the markets for and application of our products, with a focus on utilizing high efficiency/“green” technology.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnarounds maintenance, is mitigated through a diligent planning process that takes into account, the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee and Pryor Facilities have historically undergone a facility Turnaround every year. In the third quarter of 2014, our Cherokee Facility underwent an extended Turnaround replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle. As a result, a Turnaround was not required at this facility during 2015 and we anticipate that Turnarounds at our Cherokee Facility typically will be performed every two years, and last 25 to 30 days. For the Cherokee Facility, the next bi-annual Turnaround is scheduled in mid-2016.  Currently, Turnarounds at our Pryor Facility are performed annually, and typically last between 20 to 25 days.  During the third quarter of 2015, the Pryor Facility completed a Turnaround that lasted 25 days.  However, subsequent to the completion of this Turnaround, this facility experienced unplanned downtime as discussed below under “Items Affecting Comparability of Results.” We are currently anticipating a Turnaround at our Pryor Facility in mid-2016.  At our El Dorado Facility, since we are able to perform Turnaround projects on individual plants without shutting down the entire facility, the impact of lost production is not significant.  However, upon completion of the new ammonia plant at our El Dorado Facility, the facility will begin with annual Turnarounds that are expected to last between 20 to 25 days.  All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which costs are expensed as incurred.

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

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business had 2015 total bookings of $261 million, a 6% decline from 2014. This decline is directly related to the loss of Carrier’s water source heat pump contract that occurred in May 2014.  The backlog at December 31, 2015 is approximately 4% higher than 2014 primarily driven by an increase in commercial/institutional branded water source heat pump products of our subsidiary, Climate Master, Inc. (“Climate Master”).

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2015	2014	2015	2014	2015	2104
	(In Millions)
First Quarter	$66.5	$63.2	$65.2	$60.3	$68.6	$44.7
Second Quarter	$70.2	$83.1	$66.8	$62.8	$75.1	$68.1
Third Quarter	$65.1	$74.1	$75.1	$73.5	$71.2	$73.5
Fourth Quarter	$58.7	$58.0	$67.0	$68.8	$67.1	$64.9
Fiscal Year	$260.5	$278.4	$274.1	$265.4

(1)

Our product new order level consists of confirmed purchase orders from customers that have been accepted and received credit approval and our backlog consists of confirmed customer orders for product to be shipped at a future date.  Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months.  At December 31, 2015 backlog includes two orders totaling approximately $1.5 million expected to ship from twelve to fifteen months.  It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.  Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders.  In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For January 2016, our new orders received were approximately $18.8 million and our backlog was approximately $65.6 million at January 31, 2016.

Operational Excellence Activities

In 2013 we began our Operational Excellence (“OpEx”) initiative at each of the companies within our Climate Control Business focusing on creating a safe work environment, industry leading quality, excellent customer service and operating cost reductions.  Our OpEx focus intensified throughout 2014 and 2015 at our custom air handler business and realignment of our water source and geothermal heat pump and hydronic fan coil operations. We have increased our investment through the addition of a group Director of OpEx and staffing of OpEx professionals at three of our operations to accelerate improvements in the businesses.  The Climate Control Business continues to build the foundation for the continuous improvement culture desired in our organization.  OpEx initiatives will drive safety, quality, delivery, and cost reductions with integration into our 2016 strategic planning activities by setting targeted goals and driving organizational development and management accountability.  Savings are expected to come from increased manufacturing excellence, effective launch of new products, and synergies gained through changes in organizational structure which will leverage support across all businesses.

Certain Heat Pump Contracts

In November 2013, Carrier advised Climate Master that heat pump contracts would not be renewed between Climate Master, as the manufacturer, and Carrier, as the purchaser.  These contracts expired in May 2014.  During 2014 and 2015, net sales pursuant to these heat pump contracts represented approximately $14.7 million and $0.6 million, respectively.

Consolidated Results for 2015

Our consolidated net sales for 2015 were $711.8 million compared to $761.2 million for 2014.  The sales decrease of $49.4 million included a decrease of $55.5 million in our Chemical Business partially offset by an increase of $8.7 million in our Climate Control Business.  Our consolidated operating loss was $50.8 million compared to a consolidated operating income of $53.4 million for 2014.  The decrease in our operating results of $104.2 million included a decrease in our Chemical Business operating results of $93.1 million and a decrease of $1.8 million in operating income in our Climate Control Business.  In addition, our unallocated corporate expenses increased $8.5 million.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results

Property and Business Interruption Insurance Claims and Recoveries

In January 2014, we settled claims with our insurance carriers related to property damage and business interruption at our Cherokee Facility.  For 2014, the impact of these claims to our operating results was approximately $22.9 million recognized as a reduction to cost of sales and $5.1 million recognized as a property insurance recovery in excess of losses incurred.

Impairment of Natural Gas Properties and Long Lived Assets

During 2015, a subsidiary within our Chemical Business received an engineering and economic evaluation (the “Evaluation”) from our independent petroleum engineer relating to its working interest in natural gas properties in the Marcellus Shale region.  The results of the Evaluation indicated that the carrying amount of these natural gas properties may not be recoverable.  Therefore a review for impairment was performed on these natural gas properties.  As a result of the review, our Chemical Business recognized a non-cash impairment charge of $39.7 million to write-down the carrying value of our working interest in these natural gas properties to the estimated fair value of $22.5 million at the time of the evaluation.  In addition, our Chemical Business recognized a $3.5 million non-cash impairment charge to reduce the carrying value of certain plant assets related to unused ammonia production equipment at our Pryor Facility.  See additional discussion below under “Critical Accounting Policies and Estimates” in this MD&A.

Pryor Downtime

Our Pryor Facility completed an annual Turnaround on August 4, 2015, which lasted 25 days.  While restarting the plant, several mechanical issues were encountered requiring management to take the plant out of service for additional repairs.  The plant was restarted and resumed production on September 23, 2015, resulting in 45 days of unplanned downtime. The Pryor facility experienced additional unplanned downtime in its Urea and UAN plants during the fourth quarter of 2015.  We estimate that the period of planned and unplanned downtime at our Pryor Facility during the third quarter of 2015 resulted in reduced sales volumes of UAN and ammonia by approximately 18,300 tons and 22,200 tons, respectively and an additional reduction in UAN sales volumes of 21,000 tons in the fourth quarter. The impact from these outages increased our operating losses in 2015 by approximately $19 million, which includes unabsorbed overhead expenses, costs of repair and lost profit margin.

During the first six months of 2014, Pryor incurred unplanned downtime resulting in lost ammonia and UAN production of approximately 34,000 tons and 59,000 tons respectively. The estimated negative impact to operating income resulting from these outages was approximately $15 million.  In addition, Pryor incurred a short planned 8 day outage in July to perform maintenance and experienced a 10 day unplanned outage in August resulting from a power outage.

Orica Agreement

EDC’s LDAN sales agreement with Orica expired on April 9, 2015.  The Orica Agreement included a provision for Orica to pay for fixed overhead costs and gross profit on the portion of the annual minimum of product not taken.  The annual fixed overhead and gross profit associated with the 240,000 tons was approximately $20 million. As a result during 2015, our El Dorado Facility had approximately $15 million less contribution margin from this agreement compared to 2014.

Subsequent to the expiration of the Orica Agreement, we continue to selling LDAN to other customers including Orica but at a lower volume given that we remain a high cost producer due to purchasing ammonia as the feedstock. We believe we will continue to experience lower volumes until the El Dorado ammonia plant construction is in production which is expected to begin early in the second quarter of 2016.

We have signed contracts with customers that, beginning in January 2016, provide for the sale of LDAN for approximately 150,000 tons annually under various cost plus pricing arrangements.  With the recent downturn in the mining industry, we are unsure if we will reach these sales levels. Unlike the Orica Agreement, which contained take-or-pay provisions, certain of these contracts include minimum annual volume levels with penalty payments if minimum volumes are not met.  However, as discussed in more detail above under “Key Industry Factors,” our LDAN sales volumes are being impacted by the decline in coal production in the U.S.

Cherokee Turnaround Expense

In 2014 our Cherokee Facility underwent an extended Turnaround replacing certain end-of-life equipment and performing additional maintenance required to move to a two-year Turnaround cycle.  The impact from this turnaround reduced our operating results in 2014 by approximately $5 million which includes unabsorbed overhead expenses, costs of repair and lost profit margin. Our Cherokee Facility has moved to a bi-annual turnaround schedule with the next Turnaround scheduled for third quarter of 2016.

Interest Expense, net

For 2015 and 2014, interest expense was $7.4 million and $21.6 million, net of capitalized interest of $30.6 million and $14.1 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado Expansion and certain other capital projects.

Certain Unallocated Corporate Expenses

During 2015, we incurred certain one-time corporate costs relating to severance agreements with former executives of $2.0 million and we incurred stock-based compensation of $0.4 million associated with our Chief Executive Officer relating to restricted stock that vested on the date of grant, and certain Board fees of $0.2 million.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2015, 2014, and 2013 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A. See discussion in Note 1 to Consolidated Financial Statements regarding the adjusted prior period amounts to classify certain shipping and handling of our Chemical Business from net sales and SG&A to cost of sales to conform to our current presentation of our consolidated statement of operations for 2015.

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

The following table contains certain information about our continuing operations in different business segments for each of the three years ended December 31:

	2015	2014	2013
	(In Thousands)
Net sales:
Chemical	$428,129	$483,638	$402,623
Climate Control	274,086	265,358	285,018
Other	9,566	12,250	13,600
	$711,781	$761,246	$701,241
Gross profit:
Chemical	$16,644	$61,084	$40,728
Climate Control	83,660	82,443	92,907
Other	3,404	4,347	4,484
	$103,708	$147,874	$138,119
Operating income (loss):
Chemical	$(41,831)	$51,281	$87,784
Climate Control	19,892	21,675	30,386
Other	1,104	1,771	1,699
General corporate expenses	(29,917)	(21,365)	(14,561)
	(50,752)	53,362	105,308
Interest expense, net	7,381	21,599	13,986
Losses on extinguishment of debt	—	—	1,296
Non-operating income, net:
Chemical	(363)	(249)	(1)
Climate Control	(4)	—	(1)
Corporate and other business operations	491	(32)	(98)
Provisions (benefit) for income taxes	(23,550)	12,400	35,421
Equity in earnings of affiliate - Climate Control	—	(79)	(436)
Income (loss) from continuing operations	$(34,707)	$19,723	$55,141

Additions to property, plant and equipment:
Chemical	$469,558	$238,070	$160,343
Climate Control	632	1,859	5,576
Other	25	27	65
Corporate	294	148	435
	$470,509	$240,104	$166,419
Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$35,239	$30,364	$23,497
Climate Control	4,834	4,946	4,707
Other	36	34	49
Corporate	387	320	57
	$40,496	$35,664	$28,310

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2015 and 2014:

				Percentage
	2015	2014	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$209,770	$230,046	$(20,276)	(8.8)%
Industrial acids and other chemical products	167,520	173,876	(6,356)	(3.7)%
Mining products	47,475	67,484	(20,009)	(29.7)%
Other products	3,364	12,232	(8,868)	(72.5)%
Total Chemical	$428,129	$483,638	$(55,509)	(11.5)%
Gross profit - Chemical	$16,644	$61,084	$(44,440)	(72.8)%
Gross profit percentage - Chemical (1)	3.9%	12.6%	(8.7)%
Operating income (loss) - Chemical	$(41,831)	$51,281	$(93,112)	(181.6)%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the agricultural products of our Chemical Business for 2015 and 2014:

				Percentage
Product (tons sold)	2015	2014	Change	Change
UAN	354,695	307,442	47,253	15%
HDAN	171,294	214,187	(42,893)	(20)%
Ammonia	90,658	94,762	(4,104)	(4)%
Other	19,237	28,326	(9,089)	(32)%
Total	635,884	644,717	(8,833)	(1)%

				Percentage
Average Selling Prices (price per ton)	2015	2014	Change	Change
UAN	$246	$271	$(25)	(9)%
HDAN	$349	$351	$(2)	(1)%
Ammonia	$499	$499	$—	—%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products for 2015 and 2014:

				Percentage
Product (tons sold)	2015	2014	Change	Change
Nitric acid	554,832	528,347	26,485	5%
LDAN/HDAN	70,660	77,313	(6,653)	(9)%
AN Solution	76,071	94,229	(18,158)	(19)%
Ammonia	36,235	38,147	(1,912)	(5)%
Total	737,798	738,036	(238)	—%

Net Sales – Chemical

Our Chemical Business sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.  The majority of our Chemical Business sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass through component in the sales price.  In general, for 2015 our agricultural sales were lower due to lower sales volumes for HDAN, ammonia and our other agricultural products due to unusually wet application seasons and lower prices for HDAN and UAN partially offset by higher UAN sales volumes.  Mining sales also declined primarily due to lower sales prices and volumes while sales of industrial products decreased slightly with lower prices partially offset by higher sales volumes.  In addition, natural gas sales prices and volumes declined in 2015 compared to 2014.

•

Agricultural products comprised approximately 49% and 48% of the Chemical Business net sales for 2015 and 2014, respectively.  The sales decline of 8.8% over 2014 sales was driven by a slight overall decline in sales volumes with lower HDAN, ammonia and other agricultural products sales volumes partially offset by higher UAN sales volumes.  The higher UAN sales volumes were primarily due to higher production at our Cherokee and Pryor Facilities in 2015 compared to 2014 when we performed a bi-annual turnaround at the Cherokee Facility.  Compounding the slight decline in sales volumes was a decrease in our average product selling prices per ton in 2015 with UAN down 9% and HDAN down 1%.  These lower selling prices were attributable to lower natural gas and other commodity prices coupled with lower urea selling prices caused by the large amount of imports, placing downward pressure on selling prices. Ammonia prices were essentially unchanged for 2015 compared to 2014.

•

Industrial acids and other chemical products sales increased as a result of increased volumes at the Baytown Facility (which performed a Turnaround in 2014, but not in 2015) and at our Cherokee Facility, partially offset by lower prices from the pass-through of decreased ammonia costs to contractual customers and lower volumes from the El Dorado Facility due to lower customer demand.

•

Mining products sales decreased primarily due to lower sales of LDAN resulting from the expiration of the take-or-pay Orica Agreement in April 2015 compared to the contract being in place for the full year in 2014 and lower sales volumes for the balance of 2015 due to being a high cost producer and not competitive in the marketplace.  Additionally, lower sales volumes of AN solution at our Cherokee Facility are the result from a continued decline of demand for mining products in the Appalachian region combined with lower selling prices contributed to lower mining sales.

•

Other products relates to natural gas sales from our working interests in certain natural gas properties.  The decrease in natural gas sales is due to lower realized sales prices out of the Marcellus Shale region combined with lower production volumes in 2015 compared to 2014 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit - Chemical

•

Our gross profit decreased $44.4 million in 2015 when compared to 2014.  Excluding the business interruption insurance recoveries of $22.9 million in 2014, the decrease in gross profit in 2015 compared to 2014 was $21.5 million.  The decrease of $21.5 million was primarily due to the loss of the margin contribution relating to the expiration of the Orica Agreement, lost absorption of fixed overhead costs associated with lower production of HDAN, lower average sales prices, increased operating costs including railcar lease costs, partially offset by the higher overall on-stream rate at the Cherokee Facility and lower natural gas feedstock costs.  Natural gas feedstock costs decreased approximately 25% but that was partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Operating Income (Loss) - Chemical

•

Our Chemical Business operating loss was $41.8 million, a decrease of $93.1 million in operating results.  This decrease includes the $43.2 million non-cash impairment charges consisting of an impairment charge of $39.7 million to reduce the carrying value of our working interest in natural gas properties and a $3.5 million impairment charge to reduce the carrying value of certain plant assets related to unused ammonia production equipment at our Pryor Facility during 2015.  In addition to the business interruption insurance recovery included in gross profit discussed above, a property insurance recovery of $5.1 million for a total insurance recovery of $28.0 million, was recognized in 2014.  Excluding the impairment charges of $43.2 million in 2015 and the total insurance recoveries of $28.0 million in 2014, operating results decreased $21.9 million primarily from the decrease in gross profit discussed above and personnel and training expenses, which are primarily related to the expansion related activities at the El Dorado Facility.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control segment for 2015 and 2014:

				Percentage
	2015	2014	Change	Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$156,314	$168,804	$(12,490)	(7.4)%
Hydronic fan coils	68,082	61,307	6,775	11.1%
Other HVAC products	49,690	35,247	14,443	41.0%
Total Climate Control	$274,086	$265,358	$8,728	3.3%
Gross profit - Climate Control	$83,660	$82,443	$1,217	1.5%
Gross profit percentage - Climate Control (1)	30.5%	31.1%	(0.6)%
Operating income - Climate Control	$19,892	$21,675	$(1,783)	(8.2)%

(1)	As a percentage of net sales

The following table provides sales by market sector in our Climate Control Business for the year ended December 31:

	2015		2014
	(Dollars in Thousands)
		Sector		Sector	Percentage
Sales by Market Sector	Sales	Mix	Sales	Mix	Change
Commercial/Institutional	$238,551	87%	$223,071	84%	7%
Residential	35,535	13%	42,287	16%	(16)%
	$274,086		$265,358		3%

Net Sales – Climate Control

•

Net sales of our water source and geothermal heat pump products decreased in 2015 primarily as a result of the loss of the Carrier heat pump contract, which generated $14.7 million in sales in 2014 compared to $0.6 million in 2015.  Excluding Carrier heat pump sales, commercial/institutional product sales of water source and geothermal heat pumps improved slightly over 2014 while residential product sales of water source and geothermal heat pumps declined $3.9 million, or 10.0%.  Overall, the number of units sold declined and the average unit selling price decreased due to lower Carrier sales and product mix, respectively.  From a commercial/institutional market perspective, gains were seen in the multi-family, healthcare and public building sectors with a slight decline in the education and office sectors.  We believe during 2015, we continued to maintain a leading market share position based on market data supplied by AHRI.

•

Net sales of our hydronic fan coils increased in 2015 primarily due to favorable end markets as well as new product introductions and an increase in selling prices relative to 2014. Sales gains were realized in hospitality, healthcare, government buildings and multi-family offset slightly by a drop in the education market.  We believe during 2015, we continued to maintain a leading market share position based on market data supplied by AHRI.

•	Net sales of our other HVAC products increased primarily due to increased sales of our large custom air handlers related to a higher beginning backlog entering 2015. Our backlog continues to grow.

Gross Profit - Climate Control

•

The increase in gross profit in our Climate Control Business was primarily the result of the higher net sales as discussed above, although the gross profit as a percentage of net sales declined due to product mix and under absorbed overhead and increased expenses for contract labor, outside services, recruiting, repair and maintenance.

Operating Income - Climate Control

•

Operating income decreased primarily as a result of higher variable selling expenses related to the increase in sales volume (freight, warranty, and commissions) partially offset by a reduction in fixed expenses in 2015 over 2014, primarily advertising.

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments.  General corporate expenses were $29.9 million in 2015 compared to $21.4 million in 2014.  The increase of approximately $8.5 million primarily relates to an increase of $6.4 million for personnel related expenses including; one-time severance payments of approximately $2.0 million for certain senior executives, additional compensation expense of approximately $1.0 million, discontinuance of the allocation of certain senior management costs to the Chemical and Climate Control Businesses of approximately $1.2 million and compensation related to restricted stock awards of approximately $0.4. The remaining increase of approximately $2.1 million relates primarily to an increase in professional fees for legal and investment banking services related to various financing activities, an increase in auditing and other accounting services and other consulting services. Additionally, in both 2014 and 2015 we incurred $4.8 million and $4.6 million respectively for fees and expenses related to analyzing proposals received from certain activist shareholders and in dealing, negotiating and settling with those shareholders in order to avoid a proxy fight.

Interest Expense, net

Interest expense for 2015 was $7.4 million compared to $21.6 million for 2014.  The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $30.6 million was capitalized in 2015 compared to $14.1 million during 2014.

Provision (benefit) for Income Taxes

The benefit for income taxes for 2015 was $23.6 million compared to a provision of $12.4 million for the same period in 2014.  The effective tax rate was 40% for 2015 and 39% for 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Chemical Business

The following table contains certain information about our net sales, gross profit and operating income in our Chemical segment for 2014 and 2013:

				Percentage
	2014	2013	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$230,046	$180,763	$49,283	27.3%
Industrial acids and other chemical products	173,876	150,497	23,379	15.5%
Mining products	67,484	63,286	4,198	6.6%
Other products	12,232	8,077	4,155	51.4%
Total Chemical	$483,638	$402,623	$81,015	20.1%
Gross profit - Chemical	$61,084	$40,728	$20,356	50.0%
Gross profit percentage - Chemical (1)	12.6%	10.1%	2.5%
Operating income - Chemical	$51,281	$87,784	$(36,503)	(41.6)%

(1)	As a percentage of net sales

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

•

Agricultural products comprised approximately 48% and 45% of the Chemical Business’ net sales for 2014 and 2013, respectively.  Agricultural products sales increased in 2014 as more product was available to sell resulting from the increased on-stream rates of our facilities partially offset by lower average selling prices for nitrogen fertilizers.  Compared to 2013, the 2014 average agricultural products selling prices per ton were lower by 8%, 5%, and 10% for ammonia, UAN and AN, respectively.  The decrease in selling prices for the nitrogen fertilizers was due largely to record exports of urea from China combined with lower commodity prices.

•	Industrial acids and other chemical products sales increased in 2014 as a result of more product available to sell due to the improved on-stream rates of our chemical facilities.
•	Mining products sales increased in 2014 primarily as a result of more product available to sell due to the improved on-stream rates of our chemical facilities.
•

Other products relates to natural gas sales from our working interests in certain natural gas properties acquired in 2012 and 2013 by a subsidiary within our Chemical Business. The increase in natural gas sales is primarily due to higher production volume as these properties are developed and partially offset by lower net selling prices.

Gross Profit - Chemical

•

Our gross profit increased $20.4 million in 2014 when compared to 2013. Excluding business interruption insurance recoveries of $22.9 million and $28.6 million in 2014 and 2013, respectively, and $4.5 million of precious metals recovery in 2013, the increase in gross profit was $30.6 million.  The increase of $30.6 million was due to the higher sales level resulting in improved fixed overhead absorption made possible by the improved on-stream production rates of our chemical facilities.  The improved gross profit was partially offset by a decline in the margin per ton of nitrogen fertilizers due to lower selling prices and higher feedstock costs.  Natural gas feedstock cost increased approximately 12% partially offset by a 7% decrease in ammonia feedstock costs, while AN prices decreased 10% and UAN selling prices decreased 5%, negatively affecting gross profit margins on our nitrogen fertilizer sales.

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

Net Sales – Climate Control

•

Net sales of our water source and geothermal heat pump products decreased in 2014 primarily as a result of the loss of the Carrier heat pump contracts, which generated sales in 2014 that were $17 million lower than 2013.  Excluding Carrier heat pump sales, commercial/institutional product sales were flat with 2013 while residential product sales were up nearly 6.5%.  Overall, the number of units sold declined; and the unit average unit selling price increased due to lower Carrier sales.  From a commercial/institutional market perspective, gains were seen in the retail and multi-family sectors with a slight decline in the education sector.  In addition, 2014 had an extremely slow start due to low beginning backlog and weather related delays. Incoming orders, excluding Carrier, for commercial/institutional products and residential products increased 11% and 15%, respectively. During 2014, we continued to maintain a market share leadership position based on market data supplied by AHRI.

•

Net sales of our hydronic fan coils declined in 2014 primarily due to lower than expected product orders partially offset by an increase in selling prices of approximately 8% over 2013 primarily due to product and feature mix. We experienced only minor fluctuations in the vertical markets served.  During 2014, we continued to maintain a market share leadership position based on market data supplied by AHRI.

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

Interest Expense, net

Interest expense for 2014 was $21.6 million compared to $14.0 million for 2013.  The increase is due primarily to the issuance of the 7.75% Senior Secured Notes during 2013, partially offset by $14.1 million of capitalized interest on capital projects under development and construction during 2014 compared to $4.0 million capitalized during 2013.

Loss on Extinguishment of Debt

As the result of the payoff of a secured term loan facility in 2013, we incurred a loss on extinguishment of debt of $1.3 million, consisting of a prepayment premium and writing off unamortized debt issuance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

For 2015, our operating activities generated positive cash flows.  The following summarizes our cash flow for all activities:

Cash Flow from Continuing Operating Activities

For 2015, net cash provided by continuing operating activities was $31.6 million primarily as the result of net loss of $34.8 million plus adjustments of $43.2 million for the impairment of long-lived assets (primarily natural gas properties), $18.5 million for deferred income taxes, and $40.5 million for depreciation, depletion and amortization of PP&E.

Cash Flow from Continuing Investing Activities

For 2015, net cash used by continuing investing activities was $354.0 million consisting primarily of $439.8 million used for expenditures for PP&E primarily for the benefit of our Chemical Business, partially offset by net proceeds of $85.5 million from restricted cash and cash equivalents and investments primarily representing funds designated by management for specific capital projects relating to our Chemical Business.

Cash Flow from Continuing Financing Activities

For 2015, net cash provided by continuing financing activities was $263.1 million and primarily consisted of net proceeds from the issuance of preferred stock and warrants of $198.6 million and net proceeds from long-term financing of $79.0 million, partially offset by net payments on short-term financing and payment of long-term debt of $16.6 million.

Liquidity Needs for 2016

As discussed below under “Capitalization”, our primary cash needs relate to completing our current capital projects in addition to our scheduled debt and preferred dividend and redemption requirements.  Our cash requirements are primarily dependent on credit agreements, various forms of financing, and through internally generated cash flows.  See “Key Capital Expenditure, Financing and Other Developments - 2015.”

During 2016, we will complete the construction of and begin operations at the new ammonia plant being constructed at our El Dorado Facility. We plan to fund our remaining cash needs to complete this project along with our annual interest payments on our outstanding debt, our dividend payments on our outstanding preferred stock and the repayment of the Secured Promissory Note due 2016 through funds received in connection with the $260 million in financing completed in December 2015, cash flow from operations, the funding of the cogeneration facility equipment at our El Dorado Facility and the use of our revolving credit facility. We have the ability to accrue the dividend payments on our preferred stock should we need to elect that option.

Our Senior Secured Notes mature in 2019 and the holders of our Series E Redeemable Preferred and Series F Redeemable Preferred have the right to have the Company redeem that preferred stock in 2019, including accumulated dividends, if any. We intend to seek refinancing on or before the maturity date in 2019 of the Senior Secured Notes.  If the holders of our Series E Redeemable Preferred and Series F Redeemable Preferred require us to redeem the preferred stock in 2019, we may be required to seek additional financing.

Capitalization

The following is our total current and noncurrent cash and investments, long-term debt and stockholders’ equity:

	December 31,	December 31,
	2015	2014
	(In Millions)
Cash and cash equivalents and short-term investments	$127.3	$201.3
Noncurrent restricted cash and cash equivalents and investments	—	71.0
Total current and noncurrent cash and investments	$127.3	$272.3
Long-term debt:
7.75% Senior Secured Notes due 2019	$425.0	$425.0
12% Senior Secured Notes due 2019	$50.0	—
Secured Promissory Note due 2016	$15.9	22.8
Secured Promissory Note due 2021	$16.1	—
Secured Promissory Note due 2022,	$15.0	—
Other	$7.1	9.5
Unamortized discount and debt issuance costs	$(8.7)	(6.4)
Total long-term debt, including current portion, net	$520.4	$450.9
Series E and F redeemable preferred stock	$177.3	—
Total stockholders' equity	$421.6	$434.0

As of December 31, 2015, our cash and cash equivalents were $127.3 million.  In addition, our $100 million revolving credit facility was undrawn and available to fund operations as discussed below, if needed, subject to the amount of our eligible collateral and outstanding letters of credit.

As discussed in “Key Capital Expenditure, Financing and Other Developments - 2015,” over the course of 2015, management in conjunction with the owner’s representative, the engineering, procurement and construction contractor and other consultants determined that the total cost to complete the El Dorado Expansion would exceed what we previously projected compared to earlier estimates. We have now determined that the total cost to complete the El Dorado Expansion is estimated to be in the range of $831 million to $855 million ($705 million spent as of December 31, 2015 and $126 million to $150 million to be spent in 2016).

In order to finance these additional costs, and for the reasons discussed in “Key Capital Expenditure, Financing and Other Developments - 2015,” during the fourth quarter of 2015, we obtained additional financing totaling $260 million in the form of debt, preferred stock, and common stock warrants.  We believe that the funding provided by the financing, together with our other sources of liquidity, will be sufficient for our anticipated liquidity needs through completion of the El Dorado Expansion.

In February 2016, we received financing of $10 million related to the cogeneration facility equipment in connection with the El Dorado Expansion projects. Our agreement allows us to secure up to an additional $10 million in financing on the cogeneration facility equipment.

We are party to the Senior Secured Notes Indenture governing the 7.75% Senior Secured Notes and the Senior Secured Note Purchase Agreement governing the 12% Senior Secured Notes. The Senior Secured Notes Indenture and the Senior Secured Note Purchase Agreement contain covenants that, among other things, limit LSB’s ability, with certain exceptions and as defined in the Senior Secured Notes Indenture and the Senior Secured Note Purchase Agreement, to enter certain transactions.

We and certain of our subsidiaries are party to the Amended Working Capital Revolver Loan.  Pursuant to the terms of the facility, the principal amount LSB and certain of its subsidiaries (“the Borrowers”) may borrow is up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories.  At December 31, 2015, there were no outstanding borrowings under the Amended Working Capital Revolver Loan and the net credit available for borrowings was approximately $64.4 million, based on our eligible collateral, less outstanding letter of credit as of that date.

Capital Additions

Capital Additions - 2015

Capital additions during 2015 were $477.0 million, including $473.4 million for the benefit of our Chemical Business.  The Chemical Business capital additions included $443.0 million for expansion projects at our El Dorado Facility (which capital additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines), $19.1 million for various major renewal and improvement projects, $6.0 million relating to the new ERP system, $3.7 million for the development of natural gas leaseholds, and an additional $3.7 million associated with maintaining compliance with environmental laws, regulations and guidelines not associated with the El Dorado Expansion.  The capital additions were funded primarily from noncurrent restricted cash and investments, third-party financing and working capital.  Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to increase in 2016.

Planned Capital Additions

	Planned Capital Additions
	2016
	(In Millions)
Chemical:	Low	High
El Dorado Expansion	$126	$150
Other (1)	40	48
Total Chemical	$166	$198
Climate Control (2)	4	6
Corporate and Other (2)	4	6
	$174	$210

(1)	Includes cost associated with renewal and improvement projects, environmental projects and the development of natural gas leaseholds, some of which may be deferred.
(2)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures is capitalized interest of approximately $12 million for 2016. The planned capital expenditures for Corporate and Other are primarily for the replacement of our ERP, financial and operations management system.  The new ERP system replaces our legacy systems, which are out-of-date and largely unsupported, and will improve our access to operational and financial information utilized to manage the business and improve our security and regulatory compliance capability.  This project began in 2013 and is expected to be fully implemented in 2017 at a total cost of $26 million to $28 million.

Planned capital expenditures are presented as a range to provide for engineering estimates, the status of bidding, variable material costs, unplanned delays in construction, and other contingencies.  As the engineering, design, and bidding processes progress and project construction proceeds, the estimated costs are more certain and the range of estimates narrows.  The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects.  Beyond the completion of the expansion projects, specific capital projects are less identified but are expected to include between $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $19 million from 2016-2019 to fully develop our natural gas working interests.

The El Dorado Expansion

The El Dorado Facility has certain expansion projects underway, of which a portion of these have been completed.  These expansion projects include an ammonia production plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment.  The expected costs of these projects are outlined below, and their planned amounts are included in the table above.

	Planned Capital Additions
	Capitalized	For the Remainder
	To Date	of the Project		Total
		(In Millions)
Ammonia Plant	$428	$48	$62	$476	$490
Nitric Acid Plant and Concentrator	122	1	2	123	124
Other Support Infrastructure	113	20	28	133	141
Capitalized Interest	42	11	12	53	54
Contingency	—	46	46	46	46
	$705	$126	$150	$831	$855

Our El Dorado Facility produces nitric acid, HDAN and LDAN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas.  The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity.  We are constructing a 1,150 ton per day ammonia production plant at the El Dorado Facility, which we believe will eliminate the cost disadvantage, increase capacity, and improve efficiency of the El Dorado Facility.  This plant is expected to be operational early in the second quarter of 2016.

During 2015, we have completed the construction of a new 1,100 ton per day, 65% strength nitric acid plant and concentrator that replaces the concentrated nitric acid capacity lost in 2012.  The nitric acid plant and concentrator are designed to be more efficient and provide increased nitric acid production capacity.

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

As the result of the completion/expected completion of the various capital projects included in the El Dorado Expansion (ending the capitalization of interest to these capital projects) and the issuance of the 12% Senior Secured Notes, our future operating results will be impacted by an increase in interest expense.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, our Chemical Business incurred expenses of $5.5 million in 2015 in connection with environmental projects.  For 2016, we expect to incur expenses ranging from $4.5 million to $5.5 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  However, our Board has not made a decision whether or not to pay such dividends on our common stock in 2016. Also see discussion below concerning certain limitations relating to paying dividends on our common stock.

During the first quarter of 2015, annual dividends totaling $300,000 were declared on our outstanding Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”) and subsequently paid in 2015 using funds from our working capital.  Each share of preferred stock is entitled to receive an annual dividend, only when declared by our Board, payable as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually, commencing May 1, 2016, in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board, of $70.00 per share for the aggregate semi-annual dividend of $14.7 million.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2015, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $2.3 million.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements”, the Amended Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.  We plan to use our revolving credit facility to fund operational needs though out 2016 and believe that even with this additional borrowing that we will meet the minimum fixed charge coverage ratio during 2016.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes - In 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019. The 7.75% Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.

On November 9, 2015, LSB sold $50 million aggregate principal amount of the 12% Senior Secured Notes due 2019 in a private placement exempt from registration under the Securities Act of 1933, as amended. The 12% Senior Secured Notes bear interest at the annual rate of 12% and mature on August 1, 2019. Interest is to be paid semiannually on February 1st and August 1st, which began February 1, 2016. The 12% Senior Secured Notes are secured on a pari passu basis with the same collateral securing LSB’s existing $425 million aggregate principal amount of 7.75% Senior Secured Notes issued in 2013.  The 12% Senior Secured Notes have covenants and events of default that are substantially similar to those applicable to the 7.75% Senior Secured Notes.

See footnote (B) under Note 9 to Consolidated Financial Statements included in this report for additional information on these Senior Secured Notes.

Amended Working Capital Revolver Loan – LSB and certain of its subsidiaries are party to the Amended Working Capital Revolver Loan, by which the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories. The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%.  At December 31, 2015, the interest rate was 4.0% based on LIBOR.  Interest is paid monthly, if applicable.

At December 31, 2015, there were no outstanding borrowings under the Amended Working Capital Revolver Loan.  At December 31, 2015, the net credit available for borrowings under our Amended Working Capital Revolver Loan was approximately $64.4 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Amended Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Amended Working Capital Revolver Loan), under the Amended Working Capital Revolver Loan, is less than or equal to $12.5 million.  If applicable, this ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement.  As of December 31, 2015, as defined in the agreement, the fixed charge coverage ratio was 2.3 to 1.  See footnote (A) under Note 9 of Notes to Consolidated Financial Statements included in this report for additional information on this loan.

Secured Promissory Note due 2016 - On February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note followed the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The Secured Promissory Note maturity date was amended on January 5, 2015 from February 1, 2016 to April 1, 2016.

Principal and interest are payable in two monthly installments totaling approximately $1.3 million with interest based on the LIBOR rate plus 300 basis points with a final balloon payment of approximately $14.0 million due at maturity. The interest rate at December 31, 2015 was 3.42%. The loan is secured by the Working Interests and related properties and proceeds.

Secured Promissory Note due 2019 - On February 5, 2016, EDC entered into a secured promissory note due 2019 for an original principal amount of $10.0 million.  The secured promissory note due 2019 bears interest at the rate of 5.73% per annum and matures on June 29, 2019.  Principal and interest are payable in 40 equal monthly installments with a final balloon payment of approximately $6.7 million.  The Secured Promissory Note due 2019 is secured by the cogeneration facility equipment and is guaranteed by LSB.

Secured Promissory Note due 2021 - On April 9, 2015, EDC and a lender entered into a secured promissory note due 2021 for an original principal amount of approximately $16.2 million.  The Secured Promissory Note due 2021 bears interest at the rate of 5.25% per year and matures on March 26, 2021.  Interest only is payable monthly for the first 12 months of the term.  Principal and interest are payable monthly for the remaining term of the Secured Promissory Note due 2021. This Secured Promissory Note due 2021 is secured by a natural gas pipeline being constructed at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2022 - On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), a subsidiary within our Chemical Business, entered into a secured promissory note due 2022 for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15.0 million and a maximum principal note amount of $19.8 million.  The remainder of the funding under the Secured Promissory Note due 2022 is expected to be drawn upon completion of the ammonia storage tank, but in any event by May 2016 (the “Loan Conversion Date”).  Up to the Loan Conversion Date, EDA will make monthly interest payments on the outstanding principal borrowed.

On the Loan Conversion Date, the outstanding principal balance will be converted to a seven year secured term loan requiring equal monthly principal and interest payments.  In addition, a final balloon payment equal to the remaining outstanding principal (or 30% of the outstanding principal balance on the Loan Conversion Date) is required on the maturity date. The Secured Promissory Note due 2022 bears interest at a rate that is based on the monthly LIBOR rate plus 4.0% and matures in May 2022. At December 31, 2015, the interest rate was 4.24%.  The Secured Promissory Note due 2022 is secured by the ammonia tank and related systems and is guaranteed by LSB.

Redemption of Series E Redeemable Preferred - At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by LSB at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value (the “Liquidation Preference”).  Additionally, LSB, at its option, may redeem the Series E Redeemable Preferred at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, LSB can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

In the event of liquidation, the Series E Redeemable Preferred is entitled to receive its Liquidation Preference before any such distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other Junior Stock. In the event of a change of control, we must make an offer to purchase all of the shares of Series E Redeemable Preferred outstanding.

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, this accretion has and will continue to impact income (loss) per common share.

Seasonality

See discussion above under “Part I-Item 1 Business” for seasonality trends.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2015, we have agreed to indemnify the sureties for payments, up to $17.3 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2016.

Aggregate Contractual Obligations

Our aggregate contractual obligations as of December 31, 2015 are summarized in the following table (1) (2):

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2016	2017	2018	2019	2020	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$475,000	$—	$—	$—	$475,000	$—	$—
Capital leases	194	106	62	26	—	—	—
Other	53,954	22,367	5,464	8,147	5,325	5,507	7,144
Total long-term debt	529,148	22,473	5,526	8,173	480,325	5,507	7,144
Interest payments on long-term debt (3)	143,539	40,836	40,536	40,193	20,411	677	886
Series E redeemable preferred stock (4)	210,000	—	—	—	210,000	—	—
Dividends earned Series E redeemable preferred stock (4)	105,513	29,400	29,400	29,400	17,313	—	—
Interest rate contract (5)	126	126	—	—	—	—	—
El Dorado Expansion (6)	150,000	150,000	—	—	—	—	—
Other capital expenditures (7)	60,000	60,000	—	—	—	—	—
Operating leases	27,062	6,321	5,962	5,625	5,083	2,406	1,665
Natural gas pipeline commitment (8)	20,013	2,327	2,507	2,507	2,507	2,507	7,658
Firm purchase commitments	19,522	19,210	312	—	—	—	—
Other contractual obligations	20,949	5,023	2,392	1,220	1,220	1,220	9,874
Other contractual obligations included in noncurrent accrued and other liabilities (9)	7,859	—	49	50	3,359	51	4,350
Total	$1,293,731	$335,716	$86,684	$87,168	$740,218	$12,368	$31,577

(1)

The table does not include amounts relating to future purchases of ammonia by EDC pursuant to a supply agreement through the earlier of December 31, 2016 or the date on which the new ammonia plant comes on stream.  The terms of this supply agreement do not include minimum volumes or take-or-pay provisions.

(2)	The table does not include our estimated accrued warranty costs of $10.6 million at December 31, 2015 as discussed below under “Critical Accounting Policies and Estimates”.
(3)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2015.
(4)	The dividends on our Series E redeemable preferred stock are assumed to be paid annually and redeemed on the earliest possible redemption date by the holder, August 2, 2019.
(5)	The estimated future cash flows are based on the estimated fair value of these contracts at December 31, 2015.
(6)	Capital expenditures are based on estimates (high end of range) at December 31, 2015.
(7)	Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2015 but exclude amounts relating to the El Dorado Expansion.
(8)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(9)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2015.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based the value of our common stock at December 31, 2015 and in included in the table above on the earliest possible redemption date by the holder, August 2, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2015 could change in the near term.  The more critical areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

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

During September 2015, our Chemical Business recognized an impairment charge of $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including the Evaluation provided by our independent consulting petroleum engineer in October 2015.  The impairment was due to the decline in prices for natural gas futures, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties that caused certain of these properties to be reclassified from the “proved undeveloped reserves” category to the “probable undeveloped resources” category included in the Evaluation because those properties are no longer likely to be developed within five years.

In addition during December 2015, our Chemical Business recognized an impairment charge of $3.5 million to write down the carrying value of certain plant assets related to certain ammonia production equipment at our Pryor Facility. The estimated fair value was determined based on an offer received from a possible buyer less estimated costs that would be incurred if the equipment is sold (Level 3 inputs).

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

At December 31, 2015 and 2014, our accrued product warranty obligations were $10.6 million and $8.8 million, respectively and are included in current and noncurrent accrued and other liabilities in the consolidated balance sheets.  For 2015, 2014, and 2013, our warranty expense was $9.6 million, $7.9 million, and $7.4 million, respectively.

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

We are involved in various legal matters that require management to make estimates and assumptions, including costs relating to the lawsuit styled City of West, Texas v CF Industries, Inc., et al, discussed under “Other Pending, Threatened or Settled Litigation” of Note 11 to Consolidated Financial Statements included in this report.  It is possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Environmental, Health and Safety Matters” in Item 1 of this report, our Chemical Business is subject to specific federal and state regulatory compliance laws and guidelines. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss but which will only be resolved when future events occur relating to these matters. We are involved in various environmental matters that require management to make estimates and assumptions, including our current inability to develop a meaningful and reliable estimate (or range of estimate) as to the costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 11. At December 31, 2015, liabilities totaling $0.4 million have been accrued relating to these issues as discussed. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.  At the time that cost estimates for any corrective action are received, we will adjust our accrual accordingly. It is possible that the adjustment to the accrual and the actual costs could be significantly different than our current estimates.

Redeemable Preferred Stocks and Warrants – On December 4, 2015, we issued the Series E and F Redeemable Preferred and Warrants.  The redeemable preferred stocks are redeemable outside of our control and are classified as temporary/mezzanine equity on our consolidated balance sheet. In addition, certain embedded features (the “embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The Warrants issued in conjunction with our redeemable preferred stocks are standalone instruments, indexed to our common stock, and do not include provisions requiring liability classification.  As a result, these warrants are classified as equity.

The Series E and Series F Redeemable Preferred and Warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  The valuations are classified as Level 3.  The Warrants were valued based on a Black-Scholes-Merton option pricing model and a Finnerty model to determine the estimated discount for lack of marketability resulting in an estimated fair value of $22.3 million.  The Series E Redeemable Preferred was valued at an estimated fair value of $187.7 million (before issuance costs), with discounted cash flow models that calculates the present value of future cash flows using possible redemption scenarios and using published market yields for publicly traded unsecured fixed income securities with a similar credit ratings. No valuation input adjustments were considered necessary relating to the nonperformance risk for the Warrants or Series E Redeemable Preferred. Based on the terms of the Series F Redeemable Preferred, we determined that this share had minimal economic value.

For the embedded derivative, the derivative was valued at the date of issuance and at December 31, 2015, with changes in fair value recorded in our statement of operations.  The embedded derivative was valued using the underlying number of shares as defined in the terms of the Series E Redeemable Preferred and included the market price of our common stock on the date of valuation.  The valuation is classified as Level 2. At December 4, 2015 and December 31, 2015, the embedded derivative was valued at an estimated fair value of $2.8 million and $3.3 million, respectively. No valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

The carrying value of the Series E Redeemable Preferred is being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder. At December 31, 2015, the carrying value of these redeemable preferred stocks was $177.3 million. Approximately $3 million of accretion was recorded to retained earnings in 2015.

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

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At December 31, 2015, we had no embedded losses associated with sales commitments with firm sales prices in our Chemical Business.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities. Our Chemical Business periodically enters into contracts to purchase natural gas for anticipated production needs.  Generally these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2015, approximately 1,820,000 MMBtus’ of natural gas derivatives did not meet the definition of a normal purchase and sale and therefore a $0.10 change in natural gas price would impact income from continuing operations by approximately $0.2 million.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2015 we have zero borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $31.0 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements and the estimated future cash flows and related estimated weighted-average receive rate for our interest rate sensitive interest rate swaps as of December 31, 2015:

	Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$17,011	$1,980	$1,980	$1,980	$1,980	$5,925	$30,856
Weighted-average interest rate	3.95%	4.24%	4.24%	4.24%	4.24%	4.24%	4.08%
Fixed interest rate debt	$5,462	$3,546	$6,193	$478,345	$3,527	$1,219	$498,292
Weighted-average interest rate	8.06%	8.10%	8.13%	8.12%	5.25%	5.25%	8.09%
Estimated future cash flows of interest rate swaps (2):
Variable to Fixed	$126						$126
Weighted-average pay rate	3.23%						3.23%
Weighted-average receive rate	0.61%						0.61%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2015.
(2)	The estimated future cash flows and related weighted-average receive rate are based on the estimated fair value of these contracts as of December 31, 2015.

The following table presents our purchase commitments under firm purchase commitments and related weighted-average contract costs by contract terms as of December 31, 2015:

	Years ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
	(Dollars In Thousands, Except For Weighted Average Costs)
Firm purchase commitments:
Natural gas:
Total cost of contracts	$19,210						$19,210
Weighted-average cost per MMBtu	$2.76						$2.76
Foreign Currency (1):
Total cost of contracts	$—	$312					$312
Weighted-average contract exchange rate	—	1.12					1.12

(1)	Our commitments under these contracts are to pay in U.S. Dollars and receive approximately 280,000 Euros.

At December 31, 2015 and 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the 7.75% Senior Secured Notes as shown below.

	2015		2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Thousands)
7.75% Senior Secured Notes (1)	$425	$355	$425	$442

(1)	Based on a quoted price of 83.65 at December 31, 2015 and 104 at December 31, 2014.

The 7.75% Senior Secured Notes valuation is classified as Level 2.  In addition, the valuation of the 12% Senior Secured Notes is also classified as Level 2.  The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  The fair value measurement of our 12% Senior Secured Notes are valued utilizing the current estimated market yield of our 7.75% Senior Secured Notes which have similar terms.  The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates.  The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter of 2014, we began implementing a new ERP system. We are implementing this system in discreet phases during the next few years. As a result, this implementation requires us to monitor and maintain appropriate internal control over financial reporting during this transition. It is possible that during each future phase of the implementation, we may make changes to our internal control over financial reporting that could materially affect our internal control over financial reporting. In addition, it is possible that during each phase of the implementation, we may make changes to our internal control over financial reporting that did not materially affect our internal control over financial reporting, but, when fully implemented, the cumulative effect of the changes made may be considered material.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of LSB Industries, Inc. and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 29, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2016.

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

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from.	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.6	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a.	Exhibit 4.1 to the Company’s Form 8-K filed December 5, 2008

4.7	First Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a.	Exhibit 4.3 to the Company’s Form 8-K filed December 5, 2008

4.8	Amendment to Renewed Rights Agreement, by and between LSB Industries, Inc. and UMB Bank, n.a., dated as of December 4, 2015	Exhibit 4.3 to the Company’s Form 8-K filed December 8, 2015

4.9	Indenture, dated August 7, 2013, among LSB Industries, Inc., the subsidiary guarantors named therein, UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

4.10

Intercreditor Agreement by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

10.1*	Form of Death Benefit Plan Agreement	Exhibit 10.2 to the Company’s Form 10-K filed March 31, 2006

10.2*	LSB Industries, Inc. 1998 Stock Option and Incentive Plan	Exhibit 10.44 to the Company's Form 10-K filed April 15, 1999

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.3*	LSB Industries, Inc. Outside Directors Stock Purchase Plan	Exhibit 99.2 to the Company’s Form 8-K filed October 23, 2014

10.4*	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and Dan Ellis	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed September 10, 2007

10.5*	Nonqualified Stock Option Agreement, dated June 19, 2006, between LSB Industries, Inc. and John Bailey	Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed September 10, 2007

10.6*	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by the First Amendment, effective June 5, 2014	Exhibit 99.3 to the Company’s Form 8-K filed June 11, 2014

10.7*	Form of Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.3 to the Company’s Form 8-K filed January 8, 2016

10.8(a)*	Form of Incentive Stock Option Agreement for 2008 Plan

10.9*	Employment Agreement, dated April 27, 2015, by and among the Company and Barry H. Golsen	Exhibit 99.3 to the Company’s Form 8-K filed April 30, 2015

10.10*	Severance and Release Agreement, dated September 1, 2015, by and between the Company and Barry H. Golsen	Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2015

10.11*

Amendment to Severance Agreement, dated December 17, 2008, between Barry H. Golsen and the Company. Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request.

Exhibit 99.2 to the Company’s Form 8-K filed December 23, 2008

10.12*

Employment Agreement and Amendment to Severance Agreement dated January 12, 1989, between the Company and Jack E. Golsen, dated March 21, 1996, (with Severance Agreement dated January 17, 1989 attached) as amended by the First Amendment to Employment Agreement, dated April 29, 2003, as amended by the Second Amendment to Employment Agreement, dated May 12, 2005, as amended by the Third Amendment to Employment and Severance Agreement, dated December 17, 2008, as amended by the Fourth Amendment to Employment Agreement, dated January 1, 2015

Exhibit 10.9 to the Company’s Form 10-K filed March 2, 2015

10.13*	2015 Amendment to Severance Agreement, dated April 27, 2015, by and among the Company and Jack E. Golsen	Exhibit 99.7 to the Company’s Form 8-K filed April 30, 2015

10.14*	Offer Letter, dated February 5, 2014, and Non-Qualified Stock Option Agreement, by and among the Company to Mark T. Behrman	Exhibit 99.5 to the Company’s Form 8-K filed April 30, 2015

10.15*	Employment Agreement, dated April 27, 2015, by and among the Company and Mark T. Behrman	Exhibit 99.4 to the Company’s Form 8-K filed April 30, 2015

10.16*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2016

10.17(a)*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.18*

Amendment and Restated Severance Agreement, dated April 27, 2015, by and among the Company and Tony M. Shelby. Substantially similar Amended and Restated Severance Agreements, each dated April 27, 2015, between the Company and each of David R. Goss, Phil Gough, Greg Withrow, James Murray, III, Michael Tepper, Paul Rydlund, Steven Golsen, Heidi Brown, and David Shear are not attached hereto, but will be provided to the Securities and Exchange Commission upon request.

Exhibit 99.6 to the Company’s Form 8-K filed April 30, 2015

10.19*	Severance and Release Agreement, dated November 3, 2015, by and between the Company and David R. Goss	Exhibit 10.2 to the Company’s Form 10-Q filed November 9, 2015

10.20*

Independent Contractor Agreement, dated September 30, 2015, by and among the Company and Circle S. Consulting LLC, (executed by Richard S. Sanders on behalf of Circle S. Consulting LLC as President & Individually).

Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2015

10.21*	Severance and Release Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K filed January 8, 2016

10.22*	Consulting Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K filed January 8, 2016

10.23*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 8, 2016

10.24*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 8, 2016

10.25(a)*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016

10.26(a)*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016

10.27*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2016

10.28(a)*	Form of Retention Bonus Agreement

10.29

Indemnification Agreement, dated October 14, 2015, between the Company and Jack E. Golsen, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2015

10.30

Indemnification Agreement, dated October 14, 2015, between the Company and David M. Shear, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2015

10.31

Indemnification Agreement, dated as of December 7, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.32	Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.33	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.34	Third Amendment to Nitric Acid Supply, Operating and Maintenance Agreement, dated June 25, 2013, between El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2013

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS SUBJECT OF A COMMISSION ORDER CF #30123, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.35	AN Supply Agreement, dated effective January 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd.

Exhibit 10.27 to the Company’s Form 10-K filed March 8, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDERS CF #24842, DATED MARCH 25, 2010, AND CF #31968, DATED FEBRUARY 3, 2015 GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.36	First Amendment to AN Supply Agreement, dated effective March 1, 2010, between El Dorado Chemical Company and Orica International Pte Ltd.	Exhibit 10.28 to the Company’s Form 10-K filed March 8, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.37	Third Amendment to AN Supply Agreement, dated effective April 9, 2013, between El Dorado Chemical Company and Orica International Pte Ltd.	Exhibit 99.1 to the Company’s Form 8-K, filed May 1, 2013

10.38	Agreement, dated effective August 1, 2013, between United Steel Workers of America International Union on behalf of LOCAL 13-434 and El Dorado Chemical Company	Exhibit 99.1 to the Company’s Form 8-K filed October 11, 2013

10.39	Agreement, dated effective October 17, 2013, between International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224 and El Dorado Chemical Company	Exhibit 99.2 to the Company’s Form 8-K filed October 11, 2013

10.40

Agreement, dated November 12, 2013, between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local No. 00417 and Cherokee Nitrogen Company

Exhibit 99.1 to the Company’s Form 8-K filed February 13, 2014

10.41

Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC

Exhibit 2.1 to the Company’s Form 8-K dated December 27, 2002

10.42

Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002 by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

10.43	Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sàrl and El Dorado Chemical Company

Exhibit 10.49 to the Company’s Form 10-K filed March 13, 2009

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28828, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.44	Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sàrl and El Dorado Chemical Company

Exhibit 10.35 to the Company’s Form 10-K filed March 8, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #28827, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.45	Fifth Amendment to the Anhydrous Ammonia Sales Agreement, dated August 22, 2012, between KOCH Nitrogen International Sàrl and El Dorado Chemical Company

Exhibit 99.1 to the Company’s Form 8-K filed August 28, 2012

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF#28826, DATED SEPTEMBER 14, 2012, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.46(a)	Ninth Amendment to Anhydrous Ammonia Sales Agreement, dated November 30, 2015, between Koch Nitrogen International Sàrl and El Dorado Chemical Company

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 29, 2016 WHEREBY THE COMPANY REQUESTS CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.47	Urea Ammonium Nitrate Purchase and Sale Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC.

Exhibit 99.1 to the Company’s Form 8-K filed May 13, 2009

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #23659, DATED JUNE 9, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.48	Amendment No. 1 to Urea Ammonium Nitrate Purchase and Sale Agreement, dated October 29, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC

Exhibit 99.1 to the Company’s Form 8-K filed November 4, 2009

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #24284, DATED NOVEMBER 19, 2009, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.49(a)	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBECT OF A COMMISSION ORDER SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 29, 2016 WHEREBY THE COMPANY REQUESTS CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.50	Railcar Management Agreement, dated May 7, 2009, between Pryor Chemical Company and Koch Nitrogen Company, LLC	Exhibit 99.2 to the Company’s Form 8-K filed May 13, 2009

10.51	Real Estate Purchase Contract, dated as of May 26, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen	Exhibit 10.1 to the Company’s Form 10-Q filed November 7, 2011

10.52	Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company, Gerald G. Barton and Jack E. Golsen	Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2011

10.53	Common Stock Purchase Warrant granted by Landmark Land Company to Prime Financial, L.L.C., dated February 7, 2012	Exhibit 99.4 to the Company’s Form 8-K filed February 16, 2012

10.54	Geothermal Use Contract, between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012	Exhibit 99.5 to the Company’s Form 8-K filed February 16, 2012

10.55	Purchase and Sale Agreement, dated October 31, 2012, between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C.

Exhibit 99.1 to the Company’s Form 8-K filed November 2, 2012.  Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.56	Purchase and Sale Agreement, dated August 28, 2013, between Hat Creek Energy LLC, Citrus Energy Appalachia, LLC, Troy Energy Investments, LLC, and Zena Energy, L.L.C.

Exhibit 99.1 to the Company’s Form 8-K, filed August 30, 2013.  Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided supplementally to the Securities and Exchange Commission upon request.

10.57	Contract, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012	Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.58	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.59	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.60	Construction Agreement-NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.61	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.62	Engineering Procurement and Construction Contract, Amendment No.1 dated October 20, 2015, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.63	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce	Exhibit 99.1 to the Company’s Form 8-K filed February 7, 2013

10.64	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce	Exhibit 99.2 to the Company’s Form 8-K filed February 7, 2013

10.65	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce	Exhibit 99.3 to the Company’s Form 8-K filed February 7, 2013

10.66	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.67	Agreement by and among the Company and Engine Capital, L.P., Red Alder, LLC, and certain of their respective affiliates, dated April 3, 2014	Exhibit 99.2 to the Company’s Form 8-K filed April 4, 2014

10.68

Consent Decree, dated May 28, 2014, by and among, LSB Industries, Inc., El Dorado Chemical Co., Cherokee Nitrogen Co., Pryor Chemical Co., El Dorado Nitrogen, L.P., the U.S. Department of Justice, the U.S. Environmental Protection Agency, the Alabama Department of Environmental Management, and the Oklahoma Department of Environment Quality

Exhibit 99.1 to the Company’s Form 8-K filed June 3, 2014

10.69

Second Amended and Restated Loan and Security Agreement, dated effective December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.70

Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated effective as of June 11, 2015, by and among LSB Industries, Inc. its subsidiaries identified on the signature pages thereof, the lenders identified on the signature pages thereof and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders

Exhibit 99.1 to the Company’s Form 8-K filed June 17, 2015

10.71

Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of November 9, 2015, by and among LSB Industries, Inc., its subsidiaries identified on the signature pages thereof, the lenders identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders

Exhibit 10.3 to the Company’s Form 8-K filed November 16, 2015

10.72(a)	Security Agreement dated as of August 7, 2013 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent

10.73(a)	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent

10.74	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.75	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

10.76

Joinder to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.77	Joinder to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.78	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.79	Warrant to Purchase Common Stock issued by LSB Industries to LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.2 to the Company’s Form 8-K filed December 8, 2015

10.80

Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.81	Registration Rights Agreement by and between LSB Industries, Inc. and the Purchaser Named on Schedule A thereto, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

12.1(a)	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

23.2(a)	Consent of Pinnacle Energy Services, L.L.C.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following
31.1(a)	Certification of Daniel D. Greenwell , Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

99.1(a)	Pinnacle Energy Services, L.L.C. Engineering Evaluation Effective January 1, 2016 Zena Energy-Ardent II Marcellus Wyoming County, Pennsylvania dated February 4, 2016

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Daniel D. Greenwell
February 29, 2016		Daniel D. Greenwell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Daniel D. Greenwell
February 29, 2016		Daniel D. Greenwell, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Mark T. Behrman
February 29, 2016		Mark T. Behrman, Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 29, 2016		Harold L. Rieker Jr., Vice President and Corporate Controller (Principal Accounting Officer)

Dated:	By:	/s/ Jack E. Golsen
February 29, 2016		Jack E. Golsen, Executive Chairman of the Board of Directors

Dated:	By:	/s/ Webster L. Benham
February 29, 2016		Webster L. Benham, Director

Dated:	By:	/s/ Jonathan S. Bobb
February 29, 2016		Jonathan S. Bobb, Director

Dated:	By:	/s/ Mark R. Genender
February 29, 2016		Mark R. Genender, Director

Dated:	By:	/s/ Barry H. Golsen
February 29, 2016		Barry H. Golsen, Director

Dated:	By:	/s/ Louis S. Massimo
February 29, 2016		Louis S. Massimo, Director

Dated:	By:	/s/ Andrew K. Mittag
February 29, 2016		Andrew K. Mittag, Director

Dated:	By:	/s/ William F. Murdy
February 29, 2016		William F. Murdy, Director

Dated:	By:	/s/ Marran H. Ogilvie
February 29, 2016		Marran H. Ogilvie, Director

Dated:	By:	/s/ Joseph E. Reece
February 29, 2016		Joseph E. Reece, Director

Dated:	By:	/s/ Richard W. Roedel
February 29, 2016		Richard W. Roedel, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 29, 2016		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 29, 2016		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 29, 2016

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$127,314	$186,811
Restricted cash and cash equivalents	—	365
Short-term investments	—	14,500
Accounts receivable, net	92,602	88,074
Inventories	53,237	56,586
Supplies, prepaid items and other:
Prepaid insurance	10,563	13,752
Precious metals	12,918	12,838
Supplies	18,681	15,927
Prepaid and refundable income taxes	6,811	7,387
Other	5,797	5,438
Total supplies, prepaid items and other	54,770	55,342
Deferred income taxes	4,774	17,204
Total current assets	332,697	418,882

Property, plant and equipment, net	1,005,488	619,205

Other assets:
Noncurrent restricted cash and cash equivalents	—	45,969
Noncurrent restricted investments	—	25,000
Intangible and other, net	23,642	21,516
Total other assets	23,642	92,485
	$1,361,827	$1,130,572

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2015	2014
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$108,002	$81,456
Short-term financing	9,119	11,955
Accrued and other liabilities	52,331	51,166
Current portion of long-term debt	22,468	10,680
Total current liabilities	191,920	155,257

Long-term debt, net	497,954	440,205

Noncurrent accrued and other liabilities	20,922	17,934

Deferred income taxes	52,179	83,128

Commitments and contingencies (Note 11)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued and outstanding (none at December 31, 2014); aggregate liquidation preference of $212,287,000	177,272	—
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding (none at December 31, 2014); aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 27,131,724 shares issued (26,968,212 shares at December 31, 2014)	2,713	2,697
Capital in excess of par value	192,249	170,537
Retained earnings	248,150	286,188
	446,112	462,422
Less treasury stock, at cost:
Common stock, 3,735,503 shares (4,320,462 shares at December 31, 2014)	24,532	28,374
Total stockholders' equity	421,580	434,048
	$1,361,827	$1,130,572

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(In Thousands, Except Per Share Amounts)
Net sales	$711,781	$761,246	$701,241
Cost of sales	608,073	613,372	563,122
Gross profit	103,708	147,874	138,119

Selling, general and administrative expense	112,288	98,405	95,237
Provisions for losses on accounts receivable	253	134	478
Impairment of long-lived assets	43,188	—	—
Property insurance recoveries in excess of losses incurred	—	(5,147)	(66,255)
Other expense (income), net	(1,269)	1,120	3,351
Operating income (loss)	(50,752)	53,362	105,308

Interest expense, net	7,381	21,599	13,986
Loss on extinguishment of debt	—	—	1,296
Non-operating other expense (income), net	124	(281)	(100)

Income (loss) from continuing operations before provisions (benefit)for income taxes and equity in earnings of affiliate	(58,257)	32,044	90,126
Provisions (benefit) for income taxes	(23,550)	12,400	35,421
Equity in earnings of affiliate	—	(79)	(436)
Income (loss) from continuing operations	(34,707)	19,723	55,141

Net loss from discontinued operations	58	89	179
Net income (loss)	(34,765)	19,634	54,962

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	2,287	—	—
Accretion of Series E redeemable preferred stock	686	—	—
Net income (loss) attributable to common stockholders	$(38,038)	$19,334	$54,662

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(1.67)	$0.86	$2.44
Net loss from discontinued operations	$—	—	(0.01)
Net income (loss)	$(1.67)	$0.86	$2.43

Diluted:
Income (loss) from continuing operations	$(1.67)	$0.83	$2.34
Net loss from discontinued operations	$—	—	(0.01)
Net income (loss)	$(1.67)	$0.83	$2.33

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2012	26,731	$3,000	$2,673	$165,006	$212,192	$(28,374)	$354,497
Net income					54,962		54,962
Dividends paid on convertible preferred stocks					(300)		(300)
Stock-based compensation				1,542			1,542
Exercise of stock options	115		12	1,002			1,014
Balance at December 31, 2013	26,846	3,000	2,685	167,550	266,854	(28,374)	411,715
Net income					19,634		19,634
Dividends paid on convertible preferred stocks					(300)		(300)
Stock-based compensation				1,925			1,925
Exercise of stock options	122		12	1,062			1,074
Balance at December 31, 2014	26,968	3,000	2,697	170,537	286,188	(28,374)	434,048
Net loss					(34,765)		(34,765)
Dividends paid on convertible preferred stocks					(300)		(300)
Dividend accrued on redeemable preferred stock					(2,287)		(2,287)
Accretion of redeemable preferred stocks					(686)		(686)
Stock-based compensation				2,346			2,346
Exercise of stock options	160		16	1,769			1,785
Common stock issued for services	4			156			156
Restricted stock granted from treasury stock				(3,842)		3,842	—
Common stock warrants issued				22,300			22,300
Common stock warrants issuance costs				(1,613)			(1,613)
Excess income tax benefit associated with stock-based compensation				596			596
Balance at December 31, 2015	27,132	$3,000	$2,713	$192,249	$248,150	$(24,532)	$421,580

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(34,765)	$19,634	$54,962
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Net loss from discontinued operations	58	89	179
Deferred income taxes	(18,519)	12,839	35,289
Gains on property insurance recoveries associated with property, plant and equipment	—	(5,147)	(66,255)
Impairment of long-lived assets	43,188	—	—
Depreciation, depletion and amortization of property, plant and equipment	40,496	35,664	28,310
Other	5,769	5,479	4,819
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	5,571	(7,637)	2,268
Inventories	2,145	(1,394)	8,203
Prepaid insurance	3,189	1,321	(5,073)
Prepaid and accrued income taxes	576	3,505	(13,278)
Other supplies, prepaid items and other	(4,339)	61	(4,975)
Accounts payable	(3,895)	(1,044)	(6,032)
Accrued interest	(709)	(37)	13,356
Customer deposits	(4,623)	1,333	(2,689)
Other current and noncurrent liabilities	(2,533)	2,078	4,971
Net cash provided by continuing operating activities	31,609	66,744	54,055

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(439,807)	(219,842)	(157,377)
Acquisition of working interests in natural gas properties	—	—	(9,205)
Proceeds from property insurance recovery associated with property, plant and equipment	—	5,147	66,437
Software and software development costs	(2,889)	(3,161)	(966)
Proceeds from sales of property and equipment	87	662	1,459
Proceeds from short-term investments	39,500	14,500	—
Purchases of short-term investments	(25,000)	(29,000)	—
Proceeds from noncurrent restricted cash and cash equivalents	45,969	200,111	—
Deposits of current and noncurrent restricted cash and cash equivalents	—	(165,471)	(80,943)
Proceeds from noncurrent restricted investments	25,000	259,990	—
Purchases of noncurrent restricted investments	—	(75,000)	(209,990)
Other investing activities	3,137	41	962
Net cash used by continuing investing activities	(354,003)	(12,023)	(389,623)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$47,438	$—	$—
Payments on revolving debt facility	(47,438)	—	—
Proceeds from 12% senior secured notes, net of discount and fees	47,889	—	—
Proceeds from 7.75% senior secured notes, net of pay off of secured term loan and fees	—	—	350,957
Proceeds from other long-term debt, net of fees	31,047	—	39,825
Payments on other long-term debt	(13,771)	(10,473)	(12,647)
Payments of debt issuance costs	(1,200)	—	(1,872)
Proceeds from loans secured by cash value of life insurance policies	1,288	—	—
Proceeds from short-term financing	10,943	14,346	16,385
Payments on short-term financing	(13,779)	(16,140)	(11,890)
Proceeds from issuance of redeemable preferred stocks, net of discount and fees	180,013	—	—
Proceeds from issuance of common stock warrants, net of discount and fees	21,018	—	—
Payments of issuance costs relating to preferred stocks and warrants	(2,472)	—	—
Proceeds from exercises of stock options	1,785	1,074	1,014
Excess income tax benefit associated with stock-based compensation	596	—	—
Dividends paid on convertible preferred stocks	(300)	(300)	(300)
Net cash provided (used) by continuing financing activities	263,057	(11,493)	381,472
Cash flows of discontinued operations:
Operating cash flows	(160)	(167)	(174)
Net increase (decrease) in cash and cash equivalents	(59,497)	43,061	45,730

Cash and cash equivalents at beginning of year	186,811	143,750	98,020
Cash and cash equivalents at end of year	$127,314	$186,811	$143,750

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements.  We are involved in manufacturing and marketing operations.  We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of water source and geothermal heat pumps and air handling products (the “Climate Control Business”).  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas.  The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties.  Entities that were 20% to 50% owned and for which we had significant influence were accounted for on the equity method.  All material intercompany accounts and transactions have been eliminated.

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

Short-Term Investments - Investments, which consisted of certificates of deposit with an original maturity of 26 weeks, were considered short-term investments.  These investments were carried at cost which approximated fair value.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

As it relates to natural gas properties, leasehold costs, intangible drilling and other costs of successful wells and development dry holes are capitalized in PP&E based on successful efforts accounting.  The costs of exploratory wells are initially capitalized in PP&E, but expensed if and when the well is determined to be nonproductive.  During 2015, we incurred no natural gas property acquisition costs and $6.2 million of natural gas development costs.

Fully depreciated assets are retained in PP&E and accumulated DD&A accounts until disposal.  When PP&E are retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated DD&A are removed from the accounts and any gain or loss is included in other income or expense.

For financial reporting purposes, depreciation of the costs of PP&E is primarily computed using the straight-line method over the estimated useful lives of the assets.  No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service.  DD&A of the costs of producing natural gas properties are computed using the units of production method primarily on a field-by-field basis using total proved or proved developed reserves, as applicable, as estimated by our independent consulting petroleum engineer.  No provision for DD&A is made on nonproducing leasehold costs and exploratory wells in progress until such time as the relevant assets relate to proven reserves.

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

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition.  If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.  In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.  At December 31, 2015 and 2014, we had no long-lived assets classified as assets held for sale.

As it relates to natural gas properties, proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis.  During 2015, our Chemical Business recognized non-cash impairment charges totaling $43.2 million including $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million and $3.5 million to write down the carrying value of certain plant assets related to certain ammonia production equipment at our Pryor Facility. These impairment charges represented the amount by which the carrying value of these long-lived assets exceeded the estimated fair values and were therefore not recoverable.  For the natural gas properties, the estimated fair value was determined based on estimated future discounted net cash flows. The discounted cash flow method estimates future cash flows based on management’s estimates of future natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate (10%). The fair value of proved natural gas properties is calculated using significant unobservable inputs (Level 3).  The impairment was due to the decline in forward prices for natural gas, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties.  For the ammonia production equipment, the estimated fair value was determined based on an offer received from a possible buyer less estimated costs that would be incurred if the equipment is sold (Level 3 inputs).

The non-cash impairment charges were included in the consolidated statements of operations line item titled impairment of long-lived assets.

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

Concentration of Credit Risks for Cash and Cash Equivalents – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  All of these financial instruments were held by financial institutions within the U.S. and none of these financial instruments were in excess of the federally insured limits.

Capitalized Software – Intangible and other noncurrent assets includes capitalized software that primarily relate to implementing a new enterprise resource planning software (“ERP”) for internal use and is stated at cost, net of accumulated amortization.  For 2015 and 2014 our carrying value was $ 19.9 million and $13.1 million, and accumulated amortization of $2.1 million and $0.5 million, respectively.  Capitalized software costs include software purchase costs and internal and external costs for implementing software.  For financial reporting purposes, amortization of capitalized software costs is computed using the straight-line method over the estimated useful lives of the software, which is primarily eight years.  During 2015, 2014 and 2013, interest cost capitalized in capitalized software was $0.3 million, $0.5 million and $0.1 million, respectively.  No provision for amortization is made until such time as the relevant assets are placed into service.  Amortization expense related to capitalized software was $1.2 million and $0.4 million for 2015 and 2014, respectively and minimal in 2013.  Estimated amortization related to capitalized software for each of the subsequent five years, 2016 through 2020, is $1.8 million, $2.6 million, $3.2 million, $3.2 million and $3.2 million, respectively.  The estimated amortization is based on management’s expected ERP implementation completion by the end of 2017 to early 2018.

Capitalized Interest - Interest cost on borrowings incurred during a significant construction or development project is capitalized.  Capitalized interest is added to the underlying asset and amortized over the estimated useful lives of the assets.

Goodwill - Goodwill is reviewed for impairment at least annually.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  Reporting units are one level below the business segment level.  No impairments of goodwill were incurred in 2015, 2014, or 2013.  Goodwill relates to business acquisitions in prior periods in the following business segments:

	December 31,
	2015	2014
	(In Thousands)
Chemical	$1,621	$1,621
Climate Control	103	103
Total goodwill	$1,724	$1,724

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Accrued Warranty Costs - Our Climate Control Business sells equipment that has an expected life, under normal circumstances and use, which extends over several years.  As such, we provide warranties after equipment shipment/start up covering defects in materials and workmanship.  Our accounting policy and methodology for warranty arrangements is to measure and recognize the expense and liability for such warranty obligations at the time of sale using a percentage of sales and cost per unit of equipment, based upon our historical and estimated future warranty costs.  We also recognize the additional warranty expense and liability to cover atypical costs associated with a specific product, component thereof, or project installation, when such costs are probable and reasonably estimable.  It is reasonably possible that our estimated accrued warranty costs could change in the near term.

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

Redeemable Preferred Stocks - Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder. The amount of accretion was recorded to retained earnings.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Warrants - The common stock warrants issued in conjunction with our redeemable preferred stocks are standalone instruments, indexed to our common stock, and do not include provisions requiring liability classification.  As a result, these warrants are classified as equity. The warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  When such warrants are exercised, we may issue new shares of common stock and use treasury shares.

Equity Awards - Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued.  For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.  In addition, historically we issue new shares of common stock upon the exercise of stock options but treasury shares may be used.

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

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs, loading and handling costs, warehousing costs, railcar lease costs and outbound freight.  Maintenance, repairs and minor renewal costs relating to Turnarounds in our Chemical Business are included in cost of sales as they are incurred.  Precious metals used as a catalyst (Chemical Business) and consumed during the manufacturing process are included in cost of sales.  Recoveries and gains from precious metals (Chemical Business), sales of scrap material (Climate Control Business), and business interruption insurance claims are reductions to cost of sales.  Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts, and provision for losses, if any, on firm sales commitments are included in cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions.  Such costs include personnel costs, including benefits, advertising costs, commission expenses, warranty costs, professional fees, office and occupancy costs associated with the sales, marketing and administrative functions.  SG&A also includes outbound freight in our Climate Control Business.

Shipping and Handling Costs – Shipping and handling costs not included in cost of sales for our Climate Control Business are as follows:

	2015	2014	2013
	(In Thousands)
Shipping and handling costs - SG&A	$11,962	$10,146	$9,520

Advertising Costs - Costs in connection with advertising and promotion of our products are expensed as incurred.  These costs, primarily relating to our Climate Control Business, are as follows.

	2015	2014	2013
	(In Thousands)
Advertising costs	$2,295	$3,095	$3,157

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

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset. We have the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet. We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2015 and 2014.

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

Income (Loss) per Common Share - Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Series E cumulative redeemable Class C preferred stock (the “Series E Redeemable Preferred”) issued in 2015 participate in dividends declared on our common stock and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted income per common share during periods of net income. For periods we incur a net loss, no loss is allocated to participating securities because they have no contractual obligation to share in our losses. Diluted loss per common share is computed after giving consideration to the dilutive effect of our potential common stock instruments that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  ASU 2014-19’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  As a result, the effective date of this ASU for us is January 1, 2018, with the option to adopt a year earlier.  This ASU allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  We are currently evaluating the transition method that will be elected.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In August 2015, the FASB also issued ASU 2015-15 Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-03 amends previous guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-15 allows an entity to defer and present debt issuance costs (related to line-of-credit arrangements) as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in these ASUs. Effective December 31, 2015, we early adopted these ASUs as allowed and applied the standards retrospectively as required, which resulted in the reclassification of approximately $6.4 million of debt issuance costs from other assets to long-term debt in our consolidated balance sheet as of December 31, 2014.  Also see discussion included in Note 9 to Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We currently do not expect a significant impact from adopting this ASU.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Correction of Immaterial Error and Reclassification – Based on a recent internal review of the classification of our costs and expenses in the fourth quarter of 2015, we concluded that certain shipping and handling costs associated with our Chemical Business were incorrectly classified in our consolidated statement of operations, with a portion of these costs classified as net sales and a portion of these costs classified as SG&A.  As a result, we have retrospectively adjusted the amounts to reflect these costs within cost of sales, where a portion of shipping and handling costs historically had been presented.  In accordance with ASU 250, Accounting Changes and Error Corrections, we evaluated the materiality of this change from quantitative and qualitative perspectives and concluded that the change in presentation was not material to any of our prior period financial statements and in particular, this change had no impact on operating income (loss) or income (loss) per share.  In addition, the amount and classification of our shipping and handling costs included in net sales and SG&A have historically been disclosed. We revised our consolidated statement of operations for the years ended December 31, 2014 and 2013 to conform to the current presentation as summarized in the table below.

In addition, a reclassification has been made in our consolidated balance sheet at December 31, 2014 to conform to our consolidated balance sheet at December 31, 2015, as the result of the adoption of ASU 2015-03 and ASU 2015-15 as discussed above. The impact of this balance sheet reclassification is summarized in the table below.

	As Previously Reported	Adjustments / Reclassifications	As Adjusted
	(In Thousands)
Consolidated Balance Sheet at December 31, 2014
Total other assets	$98,918	$(6,433)	$92,485
Total assets	$1,137,005	$(6,433)	$1,130,572
Long term debt	$457,318	$(6,433)	$450,885
Total liabilities and stockholders' equity	$1,137,005	$(6,433)	$1,130,572

Consolidated Statement of Operations - For the year ended December 31, 2014
Net sales	$732,510	$28,736	$761,246
Cost of sales	$579,155	$34,217	$613,372
Gross profit	$153,355	$(5,481)	$147,874
Selling, general, and administrative expense	$103,886	$(5,481)	$98,405

	As Previously Reported	Adjustments / Reclassifications	As Adjusted
	(In Thousands)
Consolidated Statement of Operations - For the year ended December 31, 2013
Net sales	$679,287	$21,954	$701,241
Cost of sales	$535,731	$27,391	$563,122
Gross profit	$143,556	$(5,437)	$138,119
Selling, general, and administrative expense	$100,674	$(5,437)	$95,237

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2015	2014	2013
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income:	$(34,765)	$19,634	$54,962
Dividend requirements on Series E Redeemable Preferred	(2,287)	—	—
Dividends on Series B Preferred	(240)	(240)	(240)
Dividends on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(686)	—	—
Total dividends, dividend requirements and accretion on preferred stocks	(3,273)	(300)	(300)

Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	(38,038)	19,334	54,662
Dividends on convertible preferred stocks assumed to be converted, if dilutive	300	300	300
Numerator for diluted net income (loss) per common share	$(37,738)	$19,634	$54,962

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares	22,758,873	22,575,053	22,465,176
Effect of dilutive securities:
Convertible preferred stocks	—	916,666	916,666
Unvested restricted stock	—	—	—
Warrants	—	—	—
Stock options	—	175,751	215,124
Dilutive potential common shares	—	1,092,417	1,131,790

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	22,758,873	23,667,470	23,596,966

Basic net income (loss) per common share	$(1.67)	$0.86	$2.43

Diluted net income (loss) per common share	$(1.67)	$0.83	$2.33

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2015	2014	2013
Convertible preferred stocks	916,666	—	—
Stock options	898,582	392,314	246,391
Warrants	314,808	—	—
Series E redeemable preferred stock - embedded derivative	34,998	—	—
Restricted stock	1,448	—	—
	2,166,502	392,314	246,391

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Accounts Receivable

	December 31,
	2015	2014
	(In Thousands)
Trade receivables and other	$93,296	$88,900
Allowance for doubtful accounts	(694)	(826)
	$92,602	$88,074

Our sales to contractors and independent sales representatives are generally subject to a mechanic’s lien or band protection in the Climate Control Business.  Sales to other customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to the large number of customers comprising our customer bases and their dispersion across many different industries and geographic areas (primarily as it relates to the Climate Control Business) and payment terms of 15 days or less relating to most of our significant customers in the Chemical Business.  Ten customers (including their affiliates), primarily relating to the Chemical Business, account for approximately 30% of our total net receivables at December 31, 2015.

4.  Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)
December 31, 2015:
Chemical products	$16,621	$—	$5,427	$22,048
Climate Control products	5,354	2,042	21,385	28,781
Industrial machinery and components	2,408	—	—	2,408
	$24,383	$2,042	$26,812	$53,237
December 31, 2014:
Chemical products	$19,354	$—	$2,147	$21,501
Climate Control products	5,521	2,763	23,458	31,742
Industrial machinery and components	3,343	—	—	3,343
	$28,218	$2,763	$25,605	$56,586

At December 31, 2015 and 2014, inventory reserves for certain slow-moving inventory items (Climate Control products) were $1,968,000 and $1,653,000, respectively.  In addition, because cost exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories (Chemical Business products) were $2,832,000 and $1,976,000 at December 31, 2015 and 2014, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Property, Plant and Equipment

	Useful lives in	December 31,
	years	2015	2014
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$589,098	$360,222
Proved natural gas properties	*	76,277	72,529
Buildings and improvements	10 - 30	62,426	55,975
Furniture, fixtures and store equipment	3 - 10	6,399	6,492
Assets under capital leases	3	425	240
Land improvements	10 - 40	7,433	7,125
Construction in progress	N/A	507,287	292,324
Capital spare parts	N/A	18,047	8,722
Land	N/A	9,780	9,780
		1,277,172	813,409
Less accumulated depreciation, depletion and amortization		271,684	194,204
		$1,005,488	$619,205

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: chemical processing plants and plant infrastructure (15-30 years); production, fabrication, and assembly equipment (7-15 years) used in our Climate Control Business; certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years).  At December 31, 2015 and 2014, assets capitalized under capital leases consist of machinery and equipment.  Accumulated amortization for assets capitalized under capital leases were $98,000 and $28,000 at December 31, 2015 and 2014, respectively.  During 2015 and 2014, interest cost capitalized in PP&E was $30,348,000 and $13,586,000, respectively.

*	See information concerning natural gas properties included in PP&E in Note 1- Summary of Significant Accounting Policies.

6.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2015	2014
	(In Thousands)
Accrued interest	$14,784	$13,888
Accrued warranty costs	10,551	8,817
Deferred revenue on extended warranty contracts	8,217	7,806
Accrued payroll and benefits	7,027	8,743
Customer deposits	2,209	6,833
Series E redeemable preferred - embedded derivative	3,308	—
Other	27,157	23,013
	73,253	69,100
Less noncurrent portion	20,922	17,934
Current portion of accrued and other liabilities	$52,331	$51,166

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

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$8,817	$7,297	$6,172
Amounts charged to SG&A	9,678	7,923	7,388
Costs incurred	(7,944)	(6,403)	(6,263)
Balance at end of year	$10,551	$8,817	$7,297

8.  Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities.  Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our AROs.  In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable.  As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, our Chemical Business owns working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted.  At December 31, 2015 and 2014, our accrued liability for AROs was $281,000 and $340,000, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt

	December 31,	December 31,
	2015	2014
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
12.0% Senior Secured Notes due 2019 (B)	50,000	—
Secured Promissory Note due 2016, with a current interest rate of 3.42% (C)	15,856	22,814
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	16,189	—
Secured Promissory Note due 2022, with a current interest rate of 4.24% (E)	15,000	—
Other, with a current weighted-average interest rate of 4.34%, most of which is secured primarily by machinery and equipment	7,103	9,504
Unamortized discount and debt issuance costs	(8,726)	(6,433)
	520,422	450,885
Less current portion of long-term debt (F)	22,468	10,680
Long-term debt due after one year, net (F)	$497,954	$440,205

(A) LSB and certain of its wholly-owned subsidiaries (the “Borrowers”) are parties to a senior secured revolving credit facility, as amended (the “Amended Working Capital Revolver Loan”).  Pursuant to the terms of the Amended Working Capital Revolver Loan, the Borrowers may borrow on a revolving basis up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories.

During 2015, the terms of this revolving credit facility were amended, pursuant to an amendment, dated as of June 11, 2015 (the “First Amendment”) and an amendment, dated as of November 9, 2015 (the “Second Amendment”). Pursuant to the First Amendment, the lender released its second-priority security interest and liens in collateral that also secures, on a first priority basis, the Senior Secured Notes discussed in (B) below.  In addition, the First Amendment amends the revolving credit facility to more closely align the following provisions with the terms of the Senior Secured Notes discussed in (B) below:

•

The definition of Permitted Investments is modified to (a) permit LSB to make investments to the extent that the Consolidated Leverage Ratio (as defined in the Amendment) does not exceed 2.50 to 1.00 over a trailing twelve month period from the measurement date; (b) permit investments in an amount not to exceed 50% of the consolidated net earnings of LSB and its subsidiaries since August 7, 2013, less consolidated net losses and other investments during the same period; and (c) permit $ 50 million in investments in Zena Energy, L.L.C.

•

LSB is permitted to incur indebtedness without restriction if (i) the Fixed Charge Coverage Ratio (as defined by the Amended Working Capital Revolver Loan) is greater than 2.0 to 1.0, (ii) there is no default under the Amended Working Capital Revolver Loan and (iii) at least 20% of the maximum revolver commitment or $20 million, whichever is greater, is available.

The Second Amendment amends the revolving credit facility in the following respects, among other things:

•

Expands the scope of and increases the basket of Permitted Purchase Money Indebtedness to the greater of (x) $35,000,000 and (y) 5.5% of the total consolidated assets of LSB and its subsidiaries as reflected on their consolidated balance sheet in accordance with GAAP, and permits the prepayment of Permitted Purchase Money Indebtedness;

•	Excludes from the debt and lien covenants the financing of insurance premiums in the ordinary course of business, not in excess of the amount of such premiums; and
•	Reduces the frequency of collateral reporting in the event that excess availability under the revolving credit facility falls below $30,000,000 from daily to weekly.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

In addition, the Amended Working Capital Revolver Loan and the Senior Secured Notes are cross collateralized as discussed in (B) below, other than with respect to the liens that the lender released in connection with the First Amendment, as discussed above.  The Amended Working Capital Revolver Loan will mature on April 13, 2018.

The Amended Working Capital Revolver Loan accrues interest at a base rate (generally equivalent to the prime rate) plus 0.50% if borrowing availability is greater than $25.0 million, otherwise plus 0.75% or, at our option, accrues interest at LIBOR plus 1.50% if borrowing availability is greater than $25.0 million, otherwise LIBOR plus 1.75%.  At December 31, 2015, the interest rate was 4.0% based on LIBOR.  Interest is paid monthly, if applicable.

The Amended Working Capital Revolver Loan provides for up to $15.0 million of letters of credit.  All letters of credit outstanding reduce availability under the Amended Working Capital Revolver Loan.  As of December 31, 2015, the amount available for borrowing under the Amended Working Capital Revolver Loan was approximately $64.4 million.  Under the Amended Working Capital Revolver Loan, the lender also requires the Borrowers to pay a letter of credit fee equal to 1% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .25% per annum for the excess amount available under the Amended Working Capital Revolver Loan not drawn and various other audit, appraisal and valuation charges.

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

The Amended Working Capital Revolver Loan allows the Borrowers and subsidiaries under the Senior Secured Notes to guarantee those notes.  So long as (i) there is no default under the Amended Working Capital Revolver Loan and (ii) both immediately before and after giving effect to any of the following, excess availability as defined by the Amended Working Capital Revolver Loan is equal to or greater than the greater of (x) 20% of the maximum revolver commitment or (y) $20 million, the Amended Working Capital Revolver will allow each of the Borrowers under the Amended Working Capital Revolver Loan to make:

•	distributions and pay dividends by LSB with respect to amounts in excess of $0.5 million during each fiscal year;
•	acquisitions of treasury stock by LSB with respect to amounts in excess of $0.5 million during each fiscal year;
•	certain hedging agreements and;
•

certain investments, including, among others, investments in joint ventures and certain subsidiaries of LSB in an aggregate amount not exceeding $35.0 million and other investments in an aggregate amount not exceeding $50.0 million at any one time outstanding.

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

(B) On August 7, 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933 (as amended, the “Securities Act”) .  In accordance with the registration rights agreement entered into at the time of the issuance of the 7.75% Senior Secured Notes, LSB and the guarantor subsidiaries completed an exchange offer to exchange the 7.75% Senior Secured Notes for substantially identical notes registered under the Securities Act.  The registration statement for the exchange offer was declared effective by the SEC in May 2014, and the exchange offer was completed in June 2014.  The 7.75% Senior Secured Notes bear interest at the rate of 7.75% per year and mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.

On November 9, 2015, LSB sold $50 million aggregate principal amount of the 12% Senior Secured Notes due 2019 in a private placement exempt from registration under the Securities Act to certain private investors.

The 12% Senior Secured Notes bear interest at the annual rate of 12% and mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st, beginning February 1, 2016. The 12% Senior Secured Notes are secured on a pari passu basis with the same collateral securing the 7.75% Senior Secured Notes.  The 12% Senior Secured Notes have covenants and events of default that are substantially similar to those applicable to the 7.75% Senior Secured Notes.  The discussion below relates to both the 7.75% Senior Secured Notes and the 12% Senior Secured Notes (collectively, the “Senior Secured Notes”).

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

The Senior Secured Notes are secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the one unsecured guarantor) and on a second-priority basis by the certain collateral securing the Amended Working Capital Revolver Loan owned by LSB and the guarantors (other than the one unsecured guarantor), in each case subject to certain liens permitted under the Indenture.  The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantor with respect to any obligations under any equally ranked lien obligations subsequently incurred.  At December 31, 2015, the carrying value of the assets secured on a first-priority basis was approximately $1.0 billion and the carrying value of the assets secured on a second-priority basis was approximately $139.4 million.

The Senior Secured Notes are subordinated to all of LSB and the guarantors’ existing and future obligations under the Amended Working Capital Revolver Loan and other debt to the extent of the value of the certain collateral securing such debt and to any of LSB and the guarantors’ existing and future indebtedness that is secured by liens that are not part of the Collateral.  The Senior Secured Notes will be structurally subordinated to all of the existing and future indebtedness, preferred stock obligations and other liabilities, including trade payables, of our subsidiaries that do not guarantee the Senior Secured Notes in the future.

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

	7.75%	12%
Year	Senior Secured Notes	Senior Secured Notes
2016	103.875%	106.000%
2017	101.938%	103.000%
2018 and thereafter	100.000%	100.000%

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

In connection with the 12% Senior Secured Notes, LSB entered into a registration rights agreement (the “Registration Rights Agreement-Notes”).  Pursuant to the Registration Rights Agreement-Notes, we have agreed to use our reasonable best efforts to file with the SEC a registration statement on an appropriate form with respect to a registered offer to exchange the notes for new notes with terms substantially identical in all material respects to the notes, cause the registration statement to be declared effective under the Securities Act, and complete the exchange within 180 days after the effective date of such registration statement. We are also obligated to update the registration statement by filing a post-effective amendment. If the exchange offer is not completed on or prior to the expiration of 365 days from November 9, 2015 (the date of closing) and under certain other conditions, the annual interest rate on the notes will be increased by 0.25% (or approximately $350 per day) for the first 90 day period immediately following such default and an additional 0.25% with respect to each subsequent 90 day period, in each case until and including the date such default ends, up to a maximum increase of 1.00% (or approximately $1,400 per day).

In 2013, approximately $67.2 million of the proceeds from 7.75% Senior Secured Notes was used to pay all outstanding borrowings, including a prepayment premium, under a secured term loan facility.  As a result of the payoff of the secured term loan facility, we incurred a loss on extinguishment of debt of $1.3 million in 2013, consisting of the prepayment premium and writing off unamortized debt issuance costs.

(C) See discussion under Secured Promissory Note Amendment in Note 22-Subsequent Events.

(D) On April 9, 2015, El Dorado Chemical Company (“EDC”), a subsidiary within our Chemical Business, entered into a secured promissory note due 2021 (the “Secured Promissory Note due 2021”) for an original principal amount of approximately $16.2 million.  The Secured Promissory Note due 2021 bears interest at the rate of 5.25% per year and matures on March 26, 2021.  Interest only is payable monthly for the first 12 months of the term.  Principal and interest are payable monthly for the remaining term of the Secured Promissory Note due 2021. This Secured Promissory Note due 2021 is secured by a natural gas pipeline constructed at the El Dorado Facility and is guaranteed by LSB.

(E) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), a subsidiary within our Chemical Business, entered into a secured promissory note due 2022 (the “Secured Promissory Note due 2022”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  The remainder of the funding under the Secured Promissory Note due 2022 is expected to be drawn upon completion of the ammonia storage tank, but in any event by May 2016 (the “Loan Conversion Date”).  Up to the Loan Conversion Date, EDA will make monthly interest payments on the outstanding principal borrowed.

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

(F) Maturities of long-term debt for each of the five years after December 31, 2015 are as follows (in thousands):

2016	$22,473
2017	5,526
2018	8,172
2019	480,325
2020	5,507
Thereafter	7,145
Less: Discount and debt issuance costs	8,726
$520,422

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes

Provisions (benefit) for income taxes are as follows:

	2015	2014	2013
	(In Thousands)
Current:
Federal	$(5,473)	$(1,452)	$(1,225)
State	442	1,013	1,357
Total Current	$(5,031)	$(439)	$132

Deferred:
Federal	$(17,667)	$12,278	$32,197
State	(852)	561	3,092
Total Deferred	$(18,519)	$12,839	$35,289
Provisions (benefit) for income taxes	$(23,550)	$12,400	$35,421

The current benefit for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  For 2013 and in connection with the American Taxpayer Relief Act of 2012 that was signed into law in January 2013, we recorded a one-time benefit of approximately $0.5 million related to the retroactive tax relief for certain tax provisions that expired in 2012.  Because the legislation was signed into law after December 31, 2012, the retroactive effects of the law reduced the current provision for 2013 and impacted the effective tax rate for 2013.  The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2015, our gross amount of the investment tax credits available to offset state income taxes was minimal.  These investment tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $5.1 million.  These credits carryforward for 20 years and begin expiring in 2034.

We utilized approximately $9.6 million, $5.9 million and $0.1 million of state NOL carryforwards to reduce tax liabilities in 2015, 2014 and 2013, respectively.  At December 31, 2015, we have remaining federal and state tax NOL carryforwards of $47.7 million and $85.7 million, respectively, which amounts exclude the NOL carryforwards that are related to unrecognized tax benefits and stock compensation that have not been recognized in accordance with GAAP.  Additionally, we had approximately $27.8 million of alternative minimum tax (“AMT”) NOL carryforwards available as a deduction against future AMT income.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards began expiring in 2015.

We experienced a cumulative change in ownership of more than 50% over the three year testing period upon the issuance of the preferred stock and warrants on December 4, 2015. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the net operating losses and tax credits is subject to an estimated limitation of $3.7 million per year.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation and determined that it was more-likely-than-not that NOL’s and credits would be utilized before expiration.  For 2015, 2014 and 2013, we determined it was more-likely-than-not that approximately $34.5 million, $8.1 million and $8.3 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $1.2 million in 2015 and $0.3 million in 2014 and 2013.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income.  Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes.  As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings.  The excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to the excess stock-based compensation tax deduction of $0.6 million in 2015 (none in 2014 and 2013), which is included in the net change in capital in excess of par value rather than an increase in the benefit for income taxes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  The amounts included in the federal and state NOL carryforwards but not reflected in deferred tax assets at December 31, 2015 totaled $3.0 million and $2.9 million, respectively.  At December 31, 2015 and 2014, we had $1.2 million and $1.1 million, respectively of unrecognized federal and state tax benefits resulting from the exercise of NSOs.

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2015	2014
	(In Thousands)
Deferred tax assets
Allowance for doubtful accounts	$722	$823
Asset impairment	—	226
Inventory	2,331	2,447
Deferred compensation	4,525	3,914
Other accrued liabilities	8,084	7,195
Hedging	54	1,218
Net operating loss and tax credit carryforwards	19,769	13,874
Other	6,429	3,700
Total deferred tax assets	41,914	33,397
Less valuation allowance on deferred tax assets	(1,242)	(292)
Net deferred tax assets	$40,672	$33,105

Deferred tax liabilities
Property, plant and equipment	$82,760	$92,962
Prepaid and other insurance reserves	4,904	5,452
Investment in unconsolidated affiliate	—	64
Other	413	551
Total deferred tax liabilities	$88,077	$99,029

Net deferred tax liabilities	$(47,405)	$(65,924)

Consolidated balance sheet classification:
Net current deferred tax assets	$4,774	$17,204
Net noncurrent deferred tax liabilities	(52,179)	(83,128)
Net deferred tax liabilities	$(47,405)	$(65,924)

Net deferred tax liabilities by tax jurisdiction:
Federal	$(43,055)	$(60,696)
State	(4,350)	(5,228)
Net deferred tax liabilities	$(47,405)	$(65,924)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

All of our income (loss) before taxes relates to domestic operations.  Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) from continuing operations before provisions (benefit) for income taxes”.

	2015	2014	2013
	(In Thousands)
Provisions (benefit) for income taxes at federal statutory rate	$(20,391)	$11,263	$31,697
State current and deferred income taxes	(1,317)	1,497	3,916
Energy credit	(2,846)	(110)	(318)
Valuation allowance	950	—	—
Other	54	(250)	126
Provisions (benefit) for income taxes	$(23,550)	$12,400	$35,421

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2015	2014	2013
	(In Thousands)
Balance at beginning of year	$657	$2,409	$2,292
Additions based on tax positions related to the current year	70	45	97
Additions based on tax positions of prior years	13	367	255
Reductions for tax positions of prior years	(443)	(1,411)	(123)
Settlements	(38)	(753)	(112)
Balance at end of year	$259	$657	$2,409

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant impact on our results of operations or financial condition.  The total amount of unrecognized tax benefits that would impact the effective tax rate, if recognized, was $168,000, $160,000, and $204,000, net of federal expense, in 2015, 2014, and 2013, respectively.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  During 2014, we recognized a recovery of $518,000 in interest expense and penalties associated with the reduction of unrecognized tax positions (minimal in 2015).  During 2013, we recognized $121,000 in interest and penalties associated with unrecognized tax benefits.  At December 31, 2015 and 2014, the amounts accrued for interest and penalties were minimal.

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

11.  Commitments and Contingencies

Operating Leases - We lease certain PP&E under non-cancelable operating leases.  Future minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 2015, are as follows:

Operating Leases
2016	$6,321
2017	5,962
2018	5,625
2019	5,083
2020	2,406
Thereafter	1,665
Total minimum lease payments	$27,062

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Expenses associated with our operating lease agreements, including month-to-month leases, were $10,257,000 in 2015, $7,425,000 in 2014, and $6,401,000 in 2013.  Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments - We have the following significant purchase and sales commitments.

Covestro agreement - Subsidiaries within our Chemical Business, El Dorado Nitric Company and its subsidiaries (“EDN”) and EDC, are party to an agreement (the “Covestro Agreement”) with Covestro AG, formerly Bayer MaterialScience LLC (“Covestro”).  EDN operates the nitric acid plant (the “Baytown Facility”) located within Covestro’s chemical manufacturing complex.  Under the terms of the Covestro Agreement, Covestro purchases from EDN all of Covestro’s requirements for nitric acid for use in Covestro’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit.  In addition, EDN is responsible for the maintenance and operation of the Baytown Facility.  If there is a change in control of EDN, Covestro has the right to terminate the Covestro Agreement upon payment of certain fees to EDN.  The Covestro Agreement expires in June 2021, with options for renewal.

Ammonia supply agreement - On November 2, 2015, EDC and Koch Fertilizer, LLC (“Koch Fertilizer”) entered into an ammonia purchase and sale agreement under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs.  The initial term of the agreement is for three years, which term begins once the new ammonia plant is completed, and automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.  However, if the new ammonia plant is not in production by July 31, 2016, either party may provide notice of termination on or before October 31, 2016.

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

Ammonia purchase agreement – EDC is party to an ammonia purchase agreement, as amended, with Koch Nitrogen International Sarl (“Koch”), under which Koch agrees to supply certain of the El Dorado Facility’s ammonia requirements.  Under an amended agreement, the El Dorado Facility will purchase a majority of its ammonia requirement from Koch through the earlier of December 31, 2016 or the date on which the new ammonia plant comes on stream at the El Dorado Facility.

Natural gas gathering agreements – Zena owns an approximately 12% working interest in certain natural gas properties but is not the operator of these properties.  The operator of the natural gas wells developed on these properties has contractually agreed to deliver a minimum daily quantity of natural gas to a certain gathering and pipeline system through December 2026 to ensure capacity availability on that system.  This gathering agreement effectively requires a daily minimum demand charge.  As a result, Zena’s proportionate share of the annual minimum demand charges is approximately $1.8 million for each of the next five years and approximately $3.9 million thereafter for a total of approximately $12.9 million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Other purchase and sales commitments - See Note 12 - Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2015.  During 2015, certain subsidiaries within the Chemical Business entered into contracts to purchase natural gas for anticipated production needs at certain of our chemical facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2015, our natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 5.1 million MMBtu of natural gas.  These contracts extend through December 2016 at a weighted-average cost of $2.91 per MMBtu ($14.9 million) and a weighted-average market value of $2.47 per MMBtu ($12.7 million).  In addition, we had standby letters of credit outstanding of approximately $2.8 million at December 31, 2015.  We also had deposits from customers of $2.2 million for forward sales commitments, most of which relate to our Chemical Business at December 31, 2015.

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

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2015, we have agreed to indemnify the sureties for payments, up to $17.3 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2016.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $8.9 million at December 31, 2015.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental and Health Laws, and significant expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved.  As of December 31, 2015, our accrued liabilities for environmental matters totaled $439,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 8 - Asset Retirement Obligations.

1. Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that picks up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S.

Environmental Protection Agency (the “EPA”). These permits limit the type and amount of effluents that can be discharged and control the method of such discharge. The following are discharge water matters in relation to the respective state discharge water permits.

Our chemical facility located in Pryor, Oklahoma (the “Pryor Facility”) holds a permit to inject wastewater into an on-site well that is valid until 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed and PCC may have to find an alternative means of disposal after the permit expires.  PCC is continuing to discuss disposal possibilities both internally and with the ODEQ.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations through 2010 of EDC’s 2004 NPDES discharge water permit. The DOJ advised that action would also be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established at December 31, 2015.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007. In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2015, in connection with this matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

2. Air Matters

One of our subsidiaries within our Chemical Business, PCC has been advised that the ODEQ is conducting an investigation into whether the chemical production facility located in Pryor, Oklahoma is in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions primarily in 2011 were intentionally reported incorrectly to the ODEQ.  PCC has cooperated with the ODEQ in connection with this investigation. As of December 31, 2015, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3. Other Environmental Matters

During 2013, the EPA conducted a risk management inspection of our Cherokee Facility.  During 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection, which listed eleven alleged violations.  Our Cherokee Facility has provided the EPA with written responses.  During May 2015, our Cherokee Facility received a settlement letter from the EPA, which terms have been accepted by the Cherokee Facility, and we are awaiting the final consent decree from the EPA.  Under the proposed settlement agreement, we agreed to pay a penalty in the form of providing approximately $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty to the EPA of approximately $26,000.  A final consent decree to settle this matter was issued and signed by CNC in December 2015.  The consent decree will become final upon signing by the EPA and filing with the court.  As a result, we have accrued for the amount of this settlement, which is included in our accrued liabilities for environmental matters discussed above.

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

As the successor to a prior owner of the Hallowell Facility, Chevron Environmental Management Company (“Chevron”) has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

Our subsidiary and Chevron are pursuing with the state of Kansas, including the KDHE, a corrective action strategy relating to the Hallowell Facility.  This strategy currently includes long-term surface and groundwater monitoring to track the natural decline in contamination. During 2014, the KDHE approved a corrective action study work plan and will consider and recommend restoration or replacement pursuant to the work plan and/or whether to seek compensation in its evaluation.  Currently, it is unknown what remediation and damages the KDHE may require, if any, but it is reasonably possible that certain remediation activities could be required to begin in 2016.  The ultimate required remediation, if any, is currently unknown.  Our subsidiary and Chevron have retained an environmental consultant to perform the corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. The resulting study was submitted to the KDHE for review.  We are advised by our consultant that until the study is completed there is not sufficient information to develop a meaningful and reliable estimate (or range of estimate) as to the cost of the remediation.  We accrued our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.  As more information becomes available our estimated accrual will be refined.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

B. Other Pending, Threatened or Settled Litigation

In April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage.  West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.  In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas v CF Industries, Inc., et al, in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn.  Subsequently, we and EDC have entered into entered into a confidential settlement agreements with several plaintiffs that had claimed wrongful death and bodily injury.  A portion of this settlement was paid by the insurer during 2015 and in January 2016.  While these settlements resolve the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of December 31, 2015, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreement discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May of 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2015.

In September 2015, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York.  The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects.  The lawsuit, which also names certain current and former officers, seeks an unspecified amount of damages.  Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

In September 2015, we and El Dorado Ammonia L.L.C (“EDA”) received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination in the sum of approximately $18 million.  Leidos reports that it made an estimated $6 million payment to Global on or about September 11, 2015, and EDA paid Leidos approximately $3.5 million relating to work performed by subcontractors of Global.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.  EDA intends to monitor the Leidos audit, and conduct its own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute.  LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility. In January 2016, El Dorado, Leidos and Global reached an agreement whereby the approximately $3.6 million claims of Leidos’ remaining unpaid subcontracts, vendors and suppliers will be paid (and these suppliers and subcontractors will in turn issue releases of their respective claims and liens.  In addition, Global will reduce the value of its claim as against Leidos, and its lien amount as against the Project by a like amount. After all such lower tier supplier and subcontractors are satisfied, the Global claim and lien amount will be reduced to approximately $5 million. No liability has been established in connection with the remaining $5.0 million claim.  In addition, LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control Business products and other product liability occurrences.  Most of the product liability claims are covered by our general liability insurance, which includes a deductible of $250,000 or $500,000 per claim, depending on the policy period.  For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability.  At December 31, 2015, our accrued general liability insurance claims were $621,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below.  All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments.  In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Covestro.  The assets for carbon credits are accounted for on a fair value basis as discussed below.  Also, the contractual obligations to give the related proceeds to Covestro are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 - Summary of Significant Accounting Policies.  In addition, certain embedded features (“embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are discussed Note 13.  The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2015 and 2014, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract, an interest rate swap contract and an embedded derivative.  For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices.  At December 31, 2015, the valuation inputs included the contractual weighted-average cost of $2.35 per MMBtu and the estimated weighted-average market value of $2.35 per MMBtu.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (Continued)

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.09 (U.S. Dollar/Euro). For interest rate swap contracts, we utilize valuation software and market data from a third-party provider. These contracts are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves.  At December 31, 2015, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.61%.  For the embedded derivative, the derivative is valued using the underlying number of shares as defined in the terms of the Series E Redeemable Preferred and the market price of our common stock.  At December 31, 2015, the valuation inputs included the market price of our common stock, which was $7.25 per share.  No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At December 31, 2015 and 2014, the valuations ($2.35 and $2.50 per carbon credit, respectively) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively.  The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits or the associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas and platinum used by our Chemical Business.  As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis.  At December 31, 2015, we did not have any futures/forward copper contracts.  At December 31, 2014, our futures/forward copper contracts included 1,750,000 pounds of copper, extended through May 2015 at a weighted-average cost of $2.98 per pound.  At December 31, 2015, our futures/forward natural gas contracts included 1,820,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.35 per MMBtu.  At December 31, 2014, our futures/forward natural gas contracts (accounted for on a mark-to-market basis) included approximately 8,279,000 MMBtu of natural gas, extend through June 2016 at a weighted-average cost of $3.24 per MMBtu.  At December 31, 2015, we did not have any futures/forward platinum contracts.  At December 31, 2014, our futures/forward platinum contracts included 3,000 ounces of platinum, extended through April 2015 at a weighted-average cost of $1,224.26 per ounce.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates.  At December 31, 2015, our foreign exchange contract was for the receipt of approximately 280,000 Euros through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro.  At December 31, 2014, our foreign exchange contract was for the receipt of approximately 819,000 Euros through May 2015 at the contractual exchange rate of 1.27 (U.S. Dollar/Euro.  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  In February 2011, we entered into an interest rate swap at no cost, which sets a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 2016.  This contract is a free-standing derivative and is accounted for on a mark-to-market basis.  During each of the three years ended December 31, 2015, no cash flows occurred relating to the purchase or sale of interest rate contracts.  The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At December 31, 2015 and 2014, we had approximately 495,000 and 1,112,000 carbon credits, respectively, all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

Embedded Derivative

As discussed in Note 13, the Series E Redeemable Preferred included the embedded derivative that required bifurcation.  At December 31, 2015 the fair value of the embedded derivative was based on the equivalent of 456,225 shares of our commons stock at $7.25 per share.

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

		Fair Value Measurements at December 31, 2015 Using
Description	Total Fair Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2014
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts (1)	$195	$—	$195	$—	$—
Carbon credits	1,154	—	—	1,154	2,779
Total	$1,349	$—	$195	$1,154	$2,779

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts (1)	$202	$—	$202	$—	$2,440
Contractual obligations - carbon credits	1,154	—	—	1,154	2,779
Embedded derivative	3,308	—	3,308	—	—
Interest rate contracts	126	—	126	—	671
Foreign exchange contracts	6	—	6	—	44
Total	$4,796	$—	$3,642	$1,154	$5,934

(1)

The $195,000 is subject to an agreement that allows net settlement of contracts; however, we have chosen to present the fair values of our commodities contracts under master netting agreements using a gross fair value presentation.

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

	Assets			Liabilities
	2015	2014	2013	2015	2014	2013
	(In Thousands)
Beginning balance	$2,779	$1,284	$91	$(2,779)	$(1,284)	$(91)
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	2,351	3,089	1,233	(1,447)	(2,799)	(1,233)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(3,976)	(1,594)	(40)	—	—	—
Settlements	—	—	—	3,072	1,304	40
Ending balance	$1,154	$2,779	$1,284	$(1,154)	$(2,779)	$(1,284)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,143	$2,110	$1,193	$(1,143)	$(2,110)	$(1,193)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	2015	2014	2013
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$(4,293)	$(1,198)	$(244)
Cost of sales - Undesignated foreign exchange contracts	(72)	(49)	—
Other income - Carbon credits	3,663	3,089	1,233
Other expense - Contractual obligations relating to carbon credits	(2,759)	(2,799)	(1,233)
Non-operating other expense - embedded derivative	(520)	—	—
Interest expense - Undesignated interest rate contracts	(47)	(71)	(33)
Total net losses included in operating results	$(4,028)	$(1,028)	$(277)

At December 31, 2015 and 2014, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the 7.75% Senior Secured Notes as shown below.

	2015		2014
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Thousands)
7.75% Senior Secured Notes (1)	$425	$355	$425	$442

(1)	Based on a quoted price of 83.65 at December 31, 2015 and 104 at December 31, 2014.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The Senior Secured Notes valuations are classified as Level 2.  In addition, the valuation of the 12% Senior Secured Notes is also classified as Level 2.  The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  The fair value measurement of our 12% Senior Secured Notes are valued utilizing the current estimated yield of our 7.75% Senior Secured Notes which have similar terms.  The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates.  The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities. Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 8 - Asset Retirement Obligations.

13.  Securities Financing Including Redeemable Preferred Stocks

Securities Purchase Agreement Including Redeemable Preferred Stocks

On December 4, 2015, LSB entered into a securities purchase agreement (the “Securities Purchase Agreement”) with, LSB Funding LLC, a Delaware limited liability company (the “Purchaser”), and Security Benefit Corporation, a Kansas corporation (the “Purchaser Guarantor”) both of which are unrelated third parties, pursuant to which LSB agreed to sell to the Purchaser, in a private placement (the “Private Placement”) exempt from registration under the Securities Act,

•	$210,000,000 of the Series E Redeemable Preferred,
•

warrants to purchase 4,103,746 shares of common stock, par value $0.10, which is equal to 17.99% of the outstanding shares of our common stock before the completion of the Private Placement (the “Warrants”), and

•

one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred,” and together with the Series E Redeemable Preferred and the Warrants, the “Securities”). The Private Placement closed on December 4, 2015 (the “Closing Date”).

In connection with the closing of the Private Placement (the “Closing”), LSB entered into

•

the Certificate of Designations setting forth the rights, preferences, privileges and restrictions applicable to the Series E Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series E COD”);

•

the Certificate of Designations setting forth the rights, preferences, privileges and restrictions applicable to the Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series F COD”);

•	a Registration Rights Agreement by and between LSB and LSB Funding (the “Registration Rights Agreement Notes”); and
•

an Amendment to Renewed Rights Agreement, (the “Rights Agreement Amendment”), which amended the Renewed Rights Agreement by and between LSB and UMB Bank, n.a., as rights agent (“UMB”), dated as of December 4, 2008 (the “Renewed Rights Agreement”)

The Series E and Series F Redeemable Preferred and Warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  The valuations are classified as (Level 3).  The Warrants were valued based on a Black-Scholes-Merton option pricing model and a Finnerty model to determine the estimated discount for lack of marketability resulting in an estimated fair of $22.3 million.  The Series E Redeemable Preferred was valued at an estimated fair value of $187.7 million, with discounted cash flow models that calculates the present value of future cash flows using possible redemption scenarios and using published market yields for publicly traded unsecured fixed income securities with a similar credit ratings. No valuation input adjustments were considered necessary relating to the nonperformance risk for the Warrants or Series E Redeemable Preferred. Based on the terms of the Series F Redeemable Preferred, we determined that this share had minimal economic value. See additional discussion below under Series E Redeemable Preferred relating to the bifurcation of certain embedded derivatives.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

Series E Redeemable Preferred

The Series E COD authorizes 210,000 shares of Series E Redeemable Preferred. With respect to the distribution of assets upon liquidation, dissolution or winding up of LSB, whether voluntary or involuntary, the Series E Redeemable Preferred ranks (i) senior to the common stock, the Series B 12% Cumulative Convertible Preferred Stock, the Series D 6% Cumulative Convertible Class C Preferred Stock, the Series 4 Junior Participating Class C Preferred Stock and any other class or series of stock of LSB (other than Series E Redeemable Preferred) that ranks junior to the Series E Redeemable Preferred either or both as to the payment of dividends and/or as to the distribution of assets on any liquidation, dissolution or winding up of the Corporation (the “Junior Stock”); (ii) on a parity with the other shares of Series E Redeemable Preferred and any other class or series of stock of LSB (other than Series E Redeemable Preferred) created after the date of the Series E COD (that specifically ranks pari passu to the Series E Redeemable Preferred) and (iii) junior to any other class or series of stock of LSB created after the date of the Series E COD that specifically ranks senior to the Series E Redeemable Preferred.

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 456,225 shares of common stock, which is equal to 2% of LSB’s outstanding common stock before the transaction was completed. Generally, the holders of the Series E Redeemable Preferred Shares (the “Series E Holders”) will not have any voting rights or powers, and consent of the Series E Holders will not be required for taking of any action by LSB. However, the Series E Holders’ consent is required for

•	amendments to increase or decrease the authorized amount of Series E Redeemable Preferred,
•	the creation or increase of any shares of any class or series of capital stock of LSB ranking pari passu with or senior to the Series E Redeemable Preferred, or
•	any amendment that adversely affect the powers, preferences or special rights of the Series E Redeemable Preferred.

Dividends accrue semi-annually in arrears and are compounded.  Dividends are payable only when and if declared by the Board of Directors (the “Board”).

Additionally, LSB must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with the common stock. As long as LSB Funding holds at least 10% of the Series E Redeemable Preferred, LSB may only declare dividends on Junior Stock unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash. The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value (the “Liquidation Preference”).  The participation rights value is the product of the pro rata number of Series E Redeemable Preferred shares being redeemed and the price of our common stock as of such date.

At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by LSB at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Additionally, LSB, at its option, may redeem the Series E Redeemable Preferred at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, LSB can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

In the event of liquidation, the Series E Redeemable Preferred is entitled to receive its Liquidation Preference before any such distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other Junior Stock. In the event of a change of control, the Company must make an offer to purchase all of the shares of Series E Redeemable Preferred outstanding.

The Series E Redeemable Preferred is redeemable outside of our control and is therefore classified as temporary/mezzanine equity.  As a result of an analysis performed on the embedded derivatives within the Series E Redeemable Preferred, the redemption features were determined to not be clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting.  Therefore these redemption features are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series E Redeemable Preferred and recorded as a liability.  See discussion in Note 12.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

Series F Redeemable Preferred

The Series F COD authorizes one (1) shares of Series F Redeemable Preferred. The Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 4,559,971 shares of our common stock, which is equal to 19.99% of the number of outstanding shares of our common stock before the completion of the Private Placement; provided however, the number of votes that may be cast by the Series F Redeemable Preferred will be reduced automatically upon the occurrence of the following specified events:

•	upon any exercise of the Warrants, the Series F Voting Rights shall be reduced by a number of votes equal to the number of shares of our common stock into which the Warrants are exercised,
•

upon the redemption or exchange of each share of Series E for our common stock, the Series F Voting Rights shall be reduced by a number of shares of common stock equal to the amount specified in clauses (i) and (ii) of Participation Rights Value as specified in the Series E COD, and

•

upon (A) expiration of the exercise period set forth in the Warrants or exercise in full of the Warrants and (B) redemption or exchange in full of all shares of Series E Redeemable Preferred for our common stock, cash or otherwise, the Series F Voting Rights shall be reduced to zero.

With respect to the distribution of assets upon liquidation, dissolution or winding up of LSB, whether voluntary or involuntary, the Series F Redeemable Preferred ranks (i) senior to our common stock and (ii) ranks junior to LSB’s Series B 12% Cumulative Convertible Preferred Stock, Series D 6% Cumulative Convertible Class C Preferred Stock, Series 4 Junior Participating Class C Preferred Stock, Series E Redeemable Preferred and any other class or series of stock of LSB after the date of the Series F COD that specifically ranks senior to the Series F Redeemable Preferred.

The Series F Redeemable Preferred will be automatically redeemed by LSB, in whole and not in part, for $0.01 immediately following the date upon which the Series F Voting Rights have been reduced to zero.

In the event of liquidation, the Series F Redeemable Preferred is entitled to receive its liquidation preference of $100 before any such distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other stock junior to the Series F Redeemable Preferred.

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2014	—	$—	—	$—
Issuance of redeemable preferred stock, net of discount and issuance costs of $10.6 million	210,000	174,299	1	—
Accretion relating to liquidation preference on preferred stock	—	467	—	—
Accretion for discount and issuance costs on preferred stock	—	219	—	—
Accumulated dividends	—	2,287	—	—
Balance at December 31, 2015	210,000	$177,272	1	$—

Warrants

In connection with the Closing, LSB issued a Warrant to purchase our common stock (the “Warrant Agreement”) to LSB Funding to purchase 4,103,746 shares of common stock. Each warrant affords the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10. The Warrants expire on December 4, 2025.

The number of shares of our common stock for which a Warrant is exercisable, and the exercise price per share of such Warrant are subject to adjustment from time to time pursuant to Section 2 of the Warrant Agreement upon the occurrence of certain events, including the subdivision or combination of common stock or the issuance of a dividend to all holders of our common stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

Upon the occurrence of certain events constituting a Fundamental Transaction (as defined therein) as a result of which the common stock would be converted into, changed into or exchanged for, stock, securities or other assets (including cash or any combination thereof), each holder of a Warrant will have the right to receive, upon exercise of a Warrant, an amount of securities, stock, securities or other assets received in connection with such event with respect to or in exchange for the number of shares of our common stock for which such Warrant is exercisable immediately prior to such event.

Registration Rights Agreement- Warrants

On December 4, 2015 (the date of closing), LSB entered into a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock.  Pursuant to the Registration Rights Agreement-Warrants, we are required to file a registration statement for such registered resale within nine months from the date of closing, to permit the public resale of registrable securities then outstanding from time to time as permitted by Rule 415 under the Securities Act.  We are required to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter.

Furthermore, the registration statement must be declared effective within twelve months after the date of closing by filing a post-effective amendment. If the exchange offer is not completed on or prior to the expiration of twelve months from the date of closing, LSB Funding is entitled to liquidated damages of 0.25% of the liquidated damages multiplier (the closing price of LSB’s common stock as of the date of the calculation multiplied by the number of LSB’s common stock issued upon the exercise of the Warrants, and other issuance events if applicable, and held by LSB Funding that may not be disposed of without restriction and without the need for current public pursuant to Rule 144 under the Securities Act) for the first 30 day period immediately following such default and an additional 0.25% with respect to each subsequent 30 day period, up to a maximum increase of 1.00%.  In no event will the aggregate of all liquidated damages exceed 3.0% of the aggregate purchase price (the closing price of LSB’s common stock as of the date of the calculation multiplied by the number of LSB’s common stock issued upon the exercise of the Warrants, and other issuance events if applicable).

If such liquidated damages cannot be paid in cash, because such action would constitute a default under a credit facility or other debt instrument, then payment consisting of as much cash as possible in compliance with the aforementioned conditions would be required.  The balance of any compensatory liquidated damages would be paid in full in the form of the issuance of additional common stock.

In certain circumstances, the warrants’ purchaser(s) may have piggyback registration rights and rights to request an underwritten offering. Such parties will cease to have registration rights on the later of the tenth anniversary of the closing date or the date on which the registrable securities cease to be registrable securities.

Amendment to Renewed Rights Agreement

Pursuant to the Securities Purchase Agreement, on December 4, 2015, LSB and UMB Bank, as rights agent, entered into an amendment to the renewed rights agreement as discussed under “Preferred Share Rights Plan” in Note 14 – Stockholders Equity.

14.  Stockholders’ Equity

2008 Stock Incentive Plan - During 2014, our stockholders approved an amendment to our Incentive Stock Plan (the “2008 Plan”).  As amended, the total number of shares of our common stock for which awards may be granted under the 2008 Plan is 1,975,000 shares, subject to adjustment.  Under the 2008 Plan, awards may be made to any employee, officer or director of the Company and its affiliated companies.  An award may also be granted to any consultant, agent, advisor or independent contractor for bona fide services rendered to the Company or any affiliate (as defined in the 2008 Plan), subject to certain conditions.  The 2008 Plan is being administered by the compensation and stock option committee (the “Committee”) of our Board.

Our Board or the Committee may amend the 2008 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2008 Plan, then to the extent so required, shareholder approval will be obtained.  Shareholder approval will also be obtained for any amendment that would increase the number of shares stated as available for issuance under the 2008 Plan.  Unless sooner terminated by our Board, the 2008 Plan expires on June 5, 2018.

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

Outside Director Stock Option Plan - In addition to the 2008 Plan discussed above, we have an Outside Director Stock Option Plan (the “Outside Director Plan”).  The Outside Director Plan authorizes the grant of non-qualified stock options to each member of our Board who is not an officer or employee of LSB or its subsidiaries.

The Outside Director Plan also provides that each outside director may elect to receive all or any portion of his or her director fee for services rendered as a director of LSB in shares of LSB’s common stock, provided that the outside director elects to receive shares in payment of his or her director fee each calendar quarter.

Stock Incentive Plans - At December 31, 2015, we have options outstanding under the 2008 Plan as discussed above.  As it relates to stock options, exercise price of the outstanding options granted under the 2008 Plan was equal to the market value of our common stock at the date of grant.

The following information relates to our stock option plans:

	December 31, 2015
	2008 Plan	Outside Director Plan
Maximum number of securities for issuance	1,975,000	400,000
Number of awards available to be granted	797,890	278,456
Number of options outstanding	802,780	—
Number of options exercisable	232,925	—

In addition to our stock option plans, in 2006 our stockholders approved the grant of 450,000 shares of stock options (the “2006 Options”) to certain Climate Control Business employees.  The exercise price of the 2006 Options is $8.01 per share.  At December 31, 2015, there were 40,000 options outstanding related to the 2006 Options, of which 20,000 are exercisable.

Restricted Stock - On December 31, 2015 the Committee approved the grants under the 2008 Plan of 584,959 shares of restricted stock (“2015 Restricted Stock”) to certain executives, of which a portion of these awards immediately vested as of the grant date.  The non-vested 2015 Restricted Stock carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Excluding the shares that immediately vested, the 2015 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years.  The fair value of the 2015 Restricted Stock was $4,200,000, or $7.18 per share, which was the market value of our common stock at the date of grant.  Pursuant to the terms of the 2015 Restricted Stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death. In 2015, stock-based compensation expense (SG&A) related to restricted stock was $405,000 (not applicable for 2014 and 2013), which was also the fair value of the restricted stock that vested.  The total income tax benefit related to these grants was approximately $156,000.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following information relates to our restricted stock:

2015
Shares
Unvested restricted stock outstanding at beginning of year	—
Granted	584,959
Vested	(56,406)
Cancelled or forfeited	—
Unvested restricted stock outstanding at end of year	528,553

Stock-Options - During 2015, the Committee approved the grants under the 2008 Plan of 135,000 shares of stock options (the “2015 Options”) to certain employees.  During 2014, the Committee approved the grants under the 2008 Plan of 489,000 shares of stock options (the “2014 Options”) to certain employees.  The exercise price of the 2015 Options and the 2014 Options was equal to the market value of our common stock at the date of grant.  The 2015 Options and 2014 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  The 2015 Options and the 2014 Options expire in 2025 and 2024, respectively. The fair value for the 2015 Options and the 2014 Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.  During 2013, the Committee did not grant any awards under the 2008 Plan.

The fair value for the 2015 Options and the 2014 Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield based on historical data;
•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and
•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2015	2014	2013
Weighted-average risk-free interest rate	1.73%	1.83%	N/A
Dividend yield	—	—	N/A
Weighted-average expected volatility	38.32%	45.18%	N/A
Total weighted-average expected forfeiture rate	0.00%	7.88%	N/A
Weighted-average expected life (years)	5.11	5.90	N/A
Total weighted-average remaining vesting period in years (1)	6.53	5.83	2.45
Total fair value of options granted	$1,915,000	$7,262,000	N/A
Stock-based compensation expense - Cost of sales (1)	$428,000	$255,000	$227,000
Stock-based compensation expense - SG&A (1)	$1,918,000	$1,660,000	$1,315,000
Income tax benefit (1)	$(906,000)	$(747,000)	$(601,000)

(1)	Information relates to stock options granted since 2006.

At December 31, 2015, the total stock-based compensation expense not yet recognized is $11,626,000 relating to non-vested restricted stock and stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following information relates to our stock options:

	2015
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	955,848	$27.09
Granted	135,000	$38.73
Exercised	(159,348)	$11.20
Forfeited or expired	(88,720)	$27.29
Outstanding at end of year	842,780	$31.93
Exercisable at end of year	252,925	$28.13

	2015	2014	2013
Weighted-average fair value per option granted during year	$14.19	$14.85	N/A

Total intrinsic value of options exercised during the year	$4,292,000	$3,461,000	$2,970,000

Total fair value of options vested during the year	$2,411,000	$1,502,000	$1,565,000

			Stock Options Outstanding At December 31, 2015
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding (A)
$7.86	-	$8.01	57,525	1.41	$7.96	—
$9.69	-	$9.97	19,920	2.83	$9.70	—
$29.99	-	$34.50	655,335	7.90	$33.45	—
$36.78	-	$42.65	110,000	9.55	$39.45	—
$7.86	-	$42.65	842,780	7.55	$31.93	$—

			Stock Options Exercisable At December 31, 2015
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding (A)
$7.86	-	$8.01	37,525	1.76	$7.94	$—
$9.69	-	$9.97	19,920	2.83	$9.70	—
$29.99	-	$34.50	195,480	6.95	$33.88	—
$36.78	-	$42.65	—	—	$—	—
$7.86	-	$42.65	252,925	5.85	$28.13	$—

(A)	The exercise price of all stock options exceeded the market value of our common stock as of December 31, 2015.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

Preferred Share Rights Plan - On January 5, 2009, a renewed shareholder rights plan (the “Renewed Rights Agreement”) became effective upon the expiration of our previous shareholder rights plan. Pursuant to the Securities Purchase Agreement as discussed in Note 13 - Securities Financing, on December 4, 2015, LSB and UMB, as rights agent, entered into an amendment (the “Amendment”) to the Renewed Rights Agreement. The Amendment amends the definition of “Acquiring Person” to exclude the Purchaser and its Affiliates and Associates (as defined therein) in order to permit the issuance of the Securities discussed in Note 13, and additional securities issuable to the Purchaser as contemplated by the terms of the Securities, without triggering the issuance of Series 4 Junior Participating Class C Preferred Stock. The Renewed Rights Agreement will impact a potential acquirer unless the acquirer negotiates with our Board and the Board approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock.  Prior to becoming exercisable, the Rights trade together with our common stock.  In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Holders and certain other limited excluded persons, as amended), then the Rights become exercisable.  Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time.  Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time.  In addition, under certain circumstances, our Board may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment.  Our Board may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.  Our Board may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

Other – As of December 31, 2015, we have reserved 6.4 million shares of common stock issuable upon potential conversion of preferred stocks, equity awards and warrants pursuant to their respective terms.

15.  Non-Redeemable Preferred Stock

Series Non-Redeemable B Preferred - The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share.  The Series B Preferred provides for annual cumulative dividends of 12% from date of issue, payable when and as declared.  All of the outstanding shares of the Series B Preferred are owned by the Golsen Holders.

Series Non-Redeemable D Preferred - The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder.  Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum of the liquidation preference of $1.00 per share.  Each holder of the Series D Preferred shall be entitled to .875 votes per share.  All of the outstanding shares of Series D Preferred are owned by the Golsen Holders.

Cash Dividends Paid – During 2015, 2014 and 2013, we paid the following annual cash dividends on our non-redeemable preferred stock in each of the respective year:

•	$240,000 on the Series B Preferred ($12.00 per share) and
•	$60,000 on the Series D Preferred ($0.06 per share).

At December 31, 2015, the amount of accumulated dividends on the Series B and Series D Preferred totaled approximately $78,000.

Other - At December 31, 2015, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,790,000 shares of no par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements and Employee Savings Plans

We are party to individual benefit agreements (“1992 Agreements”) with certain key current and former executives, death benefit agreements (“1981 Agreements”) with certain key executives, and a death benefit agreement (“2005 Agreement”) with our Executive Chairman. The 1992 Agreements provide for annual benefit payments for life (in addition to salary) payable in monthly installments when the employee reaches age 65.  In addition, should the executive die prior to attaining the age of 65, we will pay the beneficiary named in the agreement a monthly amount as specified in the agreement over a ten-year period. These benefits are forfeited if the respective executive’s employment is terminated prior to age 65 for any reason other than death.  The 1992 Agreements may be terminated by the Company at any time and for any reason prior to the death of the employee.

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

The following table includes information about these agreements:

	December 31,
	2015	2014
	(In Thousands)
Total undiscounted death benefits	$4,501	$6,417
Total accrued death benefits	$4,040	$4,054

Total undiscounted executive benefits	$913	$1,900
Total accrued executive benefits	$718	$1,363

	December 31,
	2015	2014	2013
	(In Thousands)
Costs (recovery of costs) associated with executive benefits included in SG&A, net (1)	$(561)	$166	$(2)

(1)

During 2015, the employment of certain executives, subject to the provisions of the 1981 and 1992 Agreements, were terminated, resulting in the forfeiture of the respective benefits.  As a result of these events, the accrual for these estimated benefits was derecognized resulting in a net recovery of costs associated with executive benefits.

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

	December 31,
	2015	2014
	(In Thousands)
Total face value of life insurance policies	$21,242	$26,242

Total cash surrender values of life insurance policies	$5,007	$6,936
Loans on cash surrender values	(1,288)	—
Net cash surrender values	$3,719	$6,936

	2015	2014	2013
	(In Thousands)
Cost of life insurance premiums	$1,114	$1,224	$1,159
Increases in cash surrender values	(632)	(752)	(745)
Net cost of life insurance premiums included in SG&A	$482	$472	$414

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  We do not presently contribute to this plan except for certain employees within the Chemical Business, which amounts were not material for each of the three years ended December 31, 2015.

17.  Other Expense, Income and Non-Operating Other Income, net

	2015	2014	2013
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	2,759	2,799	1,233
Losses on sales and disposals of property and equipment	11	1,312	737
Dismantle and demolition expense (1)	—	559	2,578
Miscellaneous penalties	137	18	824
Miscellaneous expense	688	197	302
Total other expense	$3,595	$4,885	$5,674
Other income:
Realized and unrealized gains on carbon credits	$3,663	$3,089	$1,233
Settlements of litigation and potential litigation (2)	311	—	545
Miscellaneous income	890	676	545
Total other income	$4,864	$3,765	$2,323
Other expense (income), net	$(1,269)	$1,120	$3,351

Non-operating other expense (income), net:
Interest income	$(396)	$(301)	$(165)
Miscellaneous income	—	—	(1)
Loss on embedded derivative and other expense	520	20	66
Total non-operating other income, net	$124	$(281)	$(100)

(1)	Amounts relate to the dismantling and demolition of certain plant and equipment at our chemical facilities.
(2)	Amount relates primarily to settlements reached with certain vendors of our Chemical Business.

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

During the last several years, our Chemical Business encountered a number of significant issues including the events discussed in Note 20 – Property and Business Interruption Insurance Claims and Recoveries and numerous mechanical issues at the Pryor Facility, all resulting in lost production and causing an adverse effect on our sales and operating income for the periods presented.  Also see footnotes (2) and (3) below and Note 20 regarding business interruption and property insurance recoveries.

Other products relate to working interests in certain natural gas properties.  In 2012 and 2013, a subsidiary within our Chemical Business acquired these working interests.  Since our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of ammonia, management considers these acquisitions as economic hedges against a portion of a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.  We report the working interests as part of the Chemical Business reportable segment.  All of our natural gas producing activities are within the United States (in Pennsylvania).  For 2015, we incurred a net loss of $42.8 million from our working interests in natural gas properties. This net loss consisted of $3.4 million in net sales less $6.3 million of cost of sales (DD&A of $5.2 million and production costs of $1.1 million), $0.2 million of SG&A and a non-cash impairment charge of $39.7 million.

As of December 31, 2015, our Chemical Business employed 576 persons, 197 of whom are represented by unions under agreements, which will expire in November of 2016 through October of 2018.

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

Information about our continuing operations in different business segments is detailed below.

	2015	2014	2013
	(In Thousands)
Net sales:
Chemical (1):
Agricultural products	$209,770	$230,046	$180,763
Industrial acids and other chemical products	167,520	173,876	150,497
Mining products	47,475	67,484	63,286
Other products	3,364	12,232	8,077
Total Chemical	428,129	483,638	402,623

Climate Control:
Water source and geothermal heat pumps	156,314	168,804	183,757
Hydronic fan coils	68,082	61,307	64,541
Other HVAC products	49,690	35,247	36,720
Total Climate Control	274,086	265,358	285,018
Other	9,566	12,250	13,600
	$711,781	$761,246	$701,241
Gross profit:
Chemical (1) (2)	$16,644	$61,084	$40,728
Climate Control	83,660	82,443	92,907
Other	3,404	4,347	4,484
	$103,708	$147,874	$138,119
Operating income (loss):
Chemical (1) (2) (3) (4)	$(41,831)	$51,281	$87,784
Climate Control	19,892	21,675	30,386
Other	1,104	1,771	1,699
General corporate expenses (5)	(29,917)	(21,365)	(14,561)
	(50,752)	53,362	105,308
Interest expense, net (6)	7,381	21,599	13,986
Loss on extinguishment of debt	—	—	1,296
Non-operating expense (income), net:
Chemical	(363)	(249)	(1)
Climate Control	(4)	—	(1)
Corporate and other business operations	491	(32)	(98)
Provisions (benefit) for income taxes	(23,550)	12,400	35,421
Equity in earnings of affiliate - Climate Control	—	(79)	(436)
Income (loss) from continuing operations	$(34,707)	$19,723	$55,141

(1)

As discussed above under “Chemical Business”, our Chemical Business encountered a number of significant issues at certain of our facilities resulting in lost production and adverse effects on operating results.  However, some of these issues were covered by our business interruption and property insurance policies.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Segment Information (continued)

(2)	For 2014 and 2013 we recognized business interruption insurance recoveries, of which $22.9 million and $28.4 million, respectively, were classified as reductions to cost of sales (none in 2015).
(3)	For 2014 and 2013, we recognized property insurance recoveries, of which $5.1 million and $66.3 million, were classified as property insurance recoveries in excess of losses incurred (none for 2015).
(4)

For 2015, we recognized a non-cash impairment charge of $39.7 million relating to our working interest in natural gas properties and a non-cash impairment charge of $3.5 million for certain equipment at our Pryor Facility.

(5)	General corporate expenses consist of the following:

	2015	2014	2013
	(In Thousands)
Selling, general and administrative:
Personnel costs (A)	$(14,798)	$(8,434)	$(8,096)
Fees and expenses relating to shareholders' (B)	(4,603)	(4,843)	(162)
Professional fees (C)	(6,610)	(4,536)	(4,813)
All other	(3,979)	(3,632)	(2,046)
Total selling, general and administrative	(29,990)	(21,445)	(15,117)
Other income	128	97	584
Other expense	(55)	(17)	(28)
Total general corporate expenses	$(29,917)	$(21,365)	$(14,561)

(A)

Personnel costs include salaries, incentive compensation, insurance and other benefits.  For 2015, additional costs were incurred primarily relating to certain severance agreements with former executives, compensation incentives and additional personnel performing general corporate activities.

(B)

These fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests.

(C)	Professional fees include costs for legal services, auditing and accounting services, director services and various consulting services.
(6)	For 2015, 2014 and 2013, interest expense is net of capitalized interest of $30.6 million, $14.1 million and $4.0 million, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Segment Information (continued)

Information about our PP&E and total assets by business segment is detailed below:

	2015	2014	2013
	(In Thousands)
Depreciation, depletion and amortization of PP&E:
Chemical	$35,239	$30,364	$23,497
Climate Control	4,834	4,946	4,707
Other	36	34	49
Corporate	387	320	57
Total depreciation, depletion and amortization of PP&E	$40,496	$35,664	$28,310
Additions to PP&E:
Chemical	$469,558	$238,070	$160,343
Climate Control	632	1,859	5,576
Other	25	27	65
Corporate	294	148	435
Total additions to PP&E	$470,509	$240,104	$166,419
Total assets at December 31:
Chemical	$1,159,592	$929,671	$842,588
Climate Control	148,997	133,183	159,960
Other	5,502	5,960	6,832
Corporate	47,736	61,758	65,838
Total assets	$1,361,827	$1,130,572	$1,075,218

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

Identifiable assets by business segment are those assets used in the operations of each business.  Corporate-related assets are those principally owned by LSB or by subsidiaries not involved in the three business segments.

All net sales and long-lived assets relate to domestic operations for the periods presented.

Net sales to unaffiliated customers are to U.S. customers except foreign export sales in our Climate Control Business as follows:

Geographic Area	2015	2014	2013
	(In Thousands)
Canada	$17,856	$19,334	$19,976
Other	10,428	12,642	14,178
	$28,284	$31,976	$34,154

In general, foreign export sales are attributed based upon the location of the customer.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

19.  Related Party Transactions

In 2015, 2014 and 2013, we paid annual dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

20. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2015	2014	2013
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$5,389	$21,063	$451
Income taxes, net	$(5,845)	$(3,999)	$13,320

Noncash investing and financing activities:
Accounts receivable, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$65,471	$34,636	$14,465
Accounts payable, long-term debt associated with additions of capitalized internal-use software and software development	$3,791	$5,303	$4,011
Equity issuance costs, including amounts in accounts payable	$9,754	$—	$—
Dividend accrued on redeemable preferred stock	$2,287	$—	$—
Accretion of redeemable preferred stock	$686	$—	$—
Debt issuance costs incurred associated with senior secured notes, including amounts in accounts payable	$2,566	$—	$6,498
Secured term loan extinguished	$—	$—	$66,563
Prepayment premium incurred associated with secured term loan	$—	$—	$666
Debt issuance costs written off associated with secured term loan	$—	$—	$630
Insurance claims receivable associated with property, plant and equipment	$—	$—	$249

21.  Property and Business Interruption Insurance Claims and Recoveries

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21.  Property and Business Interruption Insurance Claims and Recoveries (continued)

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

22. Subsequent Events

Secured Promissory Note Amendment - On February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note followed the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties during October 2012. The proceeds of the Secured Promissory Note effectively financed $35 million of the approximately $50 million purchase price of the Working Interests previously paid out of LSB’s working capital. The Secured Promissory Note maturity date was amended on January 5, 2016 from February 1, 2016 to April 1, 2016.

Principal and interest are payable in two monthly installments totaling approximately $1.3 million with interest based on the LIBOR rate plus 300 basis points with a final balloon payment of $14.0 million due at maturity. The interest rate at December 31, 2015 was 3.42%. The loan is secured by the Working Interests and related properties and proceeds.

Secured Promissory Note due 2019 - On February 5, 2016, El Dorado Chemical Company, a subsidiary within our Chemical Business, entered into a secured promissory note due 2019 for an original principal amount of $10.0 million.  The secured promissory note due 2019 bears interest at the rate of 5.73% per annum and matures on June 29, 2019.  Principal and interest are payable in 40 equal monthly installments with a final balloon payment of approximately $6.7 million.  The Secured Promissory Note due 2019 is secured by the cogeneration facility equipment and is guaranteed by LSB. Our agreement allows us to secure up to an additional $10 million in financing on the cogeneration facility equipment.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2015 and 2014 are as follows:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2015 (1) (2)
Net sales	$198,798	$192,345	$163,617	$157,021
Gross profit (3)	$40,761	$32,697	$11,180	$19,070
Income (loss) from continuing operations (3) (4) (5)	$6,679	$420	$(33,759)	$(8,047)
Net loss from discontinued operations	30	3	4	21
Net income (loss)	$6,649	$417	$(33,763)	$(8,068)
Net income (loss) attributable to common stockholders	$6,349	$417	$(33,763)	$(11,041)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.28	$0.02	$(1.48)	$(0.48)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	$0.28	$0.02	$(1.48)	$(0.48)

Diluted:
Income (loss) from continuing operations	$0.28	$0.02	$(1.48)	$(0.48)
Net loss from discontinued operations	—	—	—	—
Net income (loss)	$0.28	$0.02	$(1.48)	$(0.48)

2014 (1) (2)
Net sales	$185,382	$210,746	$177,860	$187,258
Gross profit (3)	$47,433	$47,445	$22,942	$30,054
Income (loss) from continuing operations (3) (4) (5)	$11,643	$11,134	$(3,772)	$718
Net loss from discontinued operations	2	21	5	61
Net income (loss)	$11,641	$11,113	$(3,777)	$657
Net income (loss) attributable to common stockholders	$11,341	$11,113	$(3,777)	$657

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.50	$0.49	$(0.17)	$0.03
Net loss from discontinued operations	—	—	—	—
Net income (loss)	$0.50	$0.49	$(0.17)	$0.03

Diluted:
Income (loss) from continuing operations	$0.49	$0.47	$(0.17)	$0.03
Net loss from discontinued operations	—	—	—	—
Net income (loss)	$0.49	$0.47	$(0.17)	$0.03

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)

As discussed in Note 1 to Consolidated Financial Statements, prior periods have been adjusted relating to certain shipping and handling costs in our Chemical Business segment.  The following table reconciles net sales and gross profit as previously reported (these adjustments did not impact income (loss) from continuing operation:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Net sales:
2015:
As previously reported	$193,858	$182,659	$157,685	N/A
Adjustments	$4,940	$9,686	$5,932
As adjusted	$198,798	$192,345	$163,617
2014:
As previously reported	$178,525	$201,662	$171,046	$181,277
Adjustments	$6,857	$9,084	$6,814	$5,981
As adjusted	$185,382	$210,746	$177,860	$187,258

Gross profit:
2015:
As previously reported	$42,359	$34,882	$13,279	N/A
Adjustments	$(1,598)	$(2,185)	$(2,099)
As adjusted	$40,761	$32,697	$11,180
2014:
As previously reported	$48,722	$48,869	$24,386	$31,378
Adjustments	$(1,289)	$(1,424)	$(1,444)	$(1,324)
As adjusted	$47,433	$47,445	$22,942	$30,054

(2)

Our Chemical Business has encountered a number of significant issues that impacted 2015 and 2014, including the impact on production relating to an explosion in one of our nitric acid plants at the El Dorado Facility in May 2012, which replacement construction was completed during 2015, unplanned downtime at the Cherokee Facility, and numerous mechanical issues at the Pryor Facility, all resulting in lost production and significant adverse effect on 2015 and 2014 operating results.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(3)	The following income (expense) items impacted gross profit and income (loss) from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Business interruption insurance recoveries:
2014	$22,836	$—	$—	$—

Undesignated commodities contracts:
2015	$(1,978)	$(70)	$(1,526)	$(719)

2014	$2,216	$(105)	$(214)	$(3,095)

Turnaround costs: (A)
2015	$(152)	$—	$(2,101)	$(55)

2014	$(330)	$(840)	$(5,215)	$(105)

(4)	The following income items impacted income (loss) from continuing operations:

Property insurance recoveries:
2014	$5,147	$—	$—	$—

(5)	The following expense items impacted income (loss) from continuing operations:

Impairment of long lived assets
2015	$—	$—	$39,670	$3,518

Shareholder related fees and expenses primarily relating to certain activist shareholders' proposals:
2015	$1,679	$2,655	$113	$155

2014	$4,200	$262	$230	$151

Interest expense, net:
2015	$3,398	$2,230	$877	$876

2014	$6,708	$5,671	$5,079	$4,141

Severance agreements with certain former executives
2015	$—	—	$1,789	$224

(A)	Turnaround costs do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Supplementary Financial Data

Supplemental Natural Gas Disclosure (Unaudited)

Supplemental Natural Gas Disclosures

During 2015 we did not have any exploratory wells or related costs.

The following unaudited information regarding our gas reserves has been prepared and is presented pursuant to requirements of the Securities and Exchange Commission (SEC) and the Financial Accounting Standards Board (FASB).

Our Chemical Business owns working interests in certain natural gas properties, all of which are located in Wyoming County, Pennsylvania, within the Marcellus Shale.  Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses.  Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas.  The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties.  Our Chemical Business purchases a significant amount of natural gas as a feedstock for the production of ammonia.  Management considers this acquisition as an economic hedge against a potential rise in natural gas prices in the future for a portion of our future natural gas production requirements.

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

Our proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis.

During September 2015, our Chemical Business recognized an impairment charge of $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore deemed impaired. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including information provided by our independent consulting petroleum engineer. The impairment was due to the decline in forward prices for natural gas, large natural gas price differentials in the Marcellus Shale region and changes in the drilling plans of these natural gas properties.

The independent consulting petroleum engineering firm of Pinnacle Energy Services of Oklahoma City, Oklahoma calculated the Company’s natural gas reserves as of December 31, 2015 using volumetric analysis of the reservoir and rate decline analysis for existing producers. (See exhibit 23.2 and exhibit 99.1 included in this report).  The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and prices natural gas and the cost to produce these reserves and other factors, many of which are beyond our control.  As a result, these estimates are imprecise and should be expected to change as future information becomes available.  These changes could be significant.  In addition, this information should not be construed as being the current fair market value of our proved reserves.

As a non-operator of our natural gas properties, we rely on information provided from the operator which is given to our independent consulting petroleum engineering firm for use in the preparation of our reserve estimates. The reserve estimates are reviewed by our Chemical accounting group for accuracy and checked for consistency in its preparation along with validating the assumptions provided by the operator based on actual performance. Additionally, members of management, meet with the operator quarterly to review our properties and discuss performance.

LSB Industries, Inc.

Supplementary Financial Data

Supplemental Natural Gas Disclosure (Unaudited)

Supplemental Natural Gas Disclosures (continued)

Capitalized costs related to our oil and gas producing activities are as follows:

Capitalized Costs Relating to

Natural Gas Producing Activities

At December 31, 2015

(In thousands)

Proved natural gas properties	$76,277
Accumulated depreciation, depletion and amortization and valuation allowances	(54,071)
Net capitalized costs	$22,206

Estimated Quantities of Proved Natural Gas Reserves

Estimated quantities of proved natural gas reserves are summarized as follows:

	Proved	Proved
	Developed	Undeveloped
	Reserves	Reserves
	Natural	Natural
	Gas (MMcf)	Gas (MMcf)
Year-end 2014	27,000	32,193
Revisions of previous estimates	1,549	(24,097)
Production	(3,742)	—
Year-end 2015	24,807	8,096

The revisions of previous estimates for proved undeveloped reserves is primarily attributable to 25,812 MMcf of reserves which are no longer projected to be developed within five years from the date they were added to the proved undeveloped reserves due to low commodity prices and a delayed timing of the development plan put in place by the operator. There were no transfers of PUD reserves to proved developed during 2015. There are only four locations that remain in the PUD category at the end of 2015 and we anticipate that all of these locations will be drilled and converted to PDP within five years from the date they were added based on the operator’s current development plan.

We do not have any estimated reserves of crude oil, synthetic oil, synthetic gas or products of other non-renewable natural resources that are intended to be upgraded into synthetic oil and synthetic gas.

In 2015 reserve additions from new wells drilled and completed during the year are shown accounted for using the successful efforts method for our share of working interest wells applying industry practices for new well classifications.  There were 4 new well additions in 2015.

Estimates of future cash flows from proved natural gas reserves are shown in the following table.  Estimated income taxes are calculated by applying the appropriate tax rates to the estimated future pre-tax net cash flows less depreciation of the tax basis of properties and the statutory depletion allowance.

2015
(In thousands)
Future cash inflows	$32,476
Future production and development costs	(11,345)
Future income tax expenses	—
Future net cash flows	21,131
10% annual discount for estimated timing of cash flows	(9,069)
Standardized measure of discounted future net cash flows	12,062

LSB Industries, Inc.

Supplementary Financial Data

Supplemental Natural Gas Disclosure (Unaudited)

Supplemental Natural Gas Disclosures (continued)

Future net cash flows were computed using prices used in estimating proved natural gas reserves, year-end costs, and statutory tax rates (adjusted for tax deductions) that relate to proved natural gas reserves.

Changes in the standardized measure of discounted future net cash flow follows:

For the Year
2015
(In thousands)
Net change in sales prices and production costs	$(49,562)
Net change in future development costs	15,563
Sales of natural gas, net of production costs	(10,088)
Net change due to revisions of quantity estimates	(9,705)
Accretion of discount	(6,346)
Net change in income taxes	14,207
Other	3,818
Aggregate change for the year	$(42,113)

Our working interests and the associated net revenue interests are contractually defined and based on a percentage of production at prevailing market prices. We receive our percentage of production in cash. Similarly, our working interests and the associated net revenue interests are contractually defined and we pay our proportionate share of the capital and operating costs for the development and operation of the well. Our revenues fluctuate based on changes in the market prices for natural gas, the decline in production from existing wells, and other factors affecting natural gas exploration and production activities, including the cost of development and production.

Our average sales price of gas produced during the year was $1.01 per Mcf and our average production costs were $0.23 per Mcf. Our gross productive natural gas wells as of December 31, 2015 were 34 and our net productive gas wells when applying our working interests were 4.08. We do not operate any wells and there were no wells in process of drilling at December 31, 2015.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014, and 2013

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2015	$826	$253	$385	$694

2014	$827	$134	$135	$826

2013	$636	$478	$287	$827

Inventory-reserve for slow-moving items:
2015	$1,653	$349	$34	$1,968

2014	$1,389	$325	$61	$1,653

2013	$1,818	$249	$678	$1,389

Supplies-reserve for slow-moving items:
2015	$928	$—	$—	$928

2014	$721	$379	$172	$928

2013	$722	$—	$1	$721

Notes receivable - allowance for doubtful accounts:

2015	$970	$—	$—	$970

2014	$970	$—	$—	$970

2013	$970	$—	$—	$970

Deferred tax assets - valuation allowance:
2015	$292	$950	$—	$1,242

2014	$298	$—	$6	$292

2013	$273	$25	$—	$298

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.