Form 10-Q
period 2016-03-31
LSB INDUSTRIES INC
filed 2016-05-04
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

☐  Yes   ☒  No

The number of shares outstanding of the Registrant's common stock was 23,865,518 shares as of April 28, 2016.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2016 is unaudited)

	March 31,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$39,529	$127,314
Accounts receivable, net	87,496	92,602
Inventories:
Finished goods	26,433	24,383
Work in progress	1,893	2,042
Raw materials	20,313	26,812
Total inventories	48,639	53,237
Supplies, prepaid items and other:
Prepaid insurance	7,959	10,563
Precious metals	12,669	12,918
Supplies	20,003	18,681
Prepaid and refundable income taxes	5,954	6,811
Other	4,445	5,797
Total supplies, prepaid items and other	51,030	54,770
Deferred income taxes	4,588	4,774
Total current assets	231,282	332,697

Property, plant and equipment, net	1,087,954	1,005,488

Intangible and other, net	24,060	23,642
	$1,343,296	$1,361,827

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2016 is unaudited)

	March 31,	December 31,
	2016	2015
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$106,853	$108,002
Short-term financing	6,399	9,119
Accrued and other liabilities	42,049	52,331
Current portion of long-term debt	16,836	22,468
Total current liabilities	172,137	191,920

Long-term debt, net	511,678	497,954

Noncurrent accrued and other liabilities	23,754	20,922

Deferred income taxes	50,715	52,179

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued and outstanding; aggregate liquidation preference of $219,637,000 ($212,287,000 at December 31, 2015)	186,865	177,272
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 27,137,599 shares issued (27,131,724 shares at December 31, 2015)	2,714	2,713
Capital in excess of par value	190,378	192,249
Retained earnings	223,616	248,150
	419,708	446,112
Less treasury stock, at cost:
Common stock, 3,283,081 shares (3,735,503 shares at December 31, 2015)	21,561	24,532
Total stockholders' equity	398,147	421,580
	$1,343,296	$1,361,827

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands, Except Per Share Amounts)

Net sales	$165,599	$198,798
Cost of sales	150,590	158,037
Gross profit	15,009	40,761

Selling, general and administrative expense	26,862	26,615
Other expense (income), net	390	(77)
Operating income (loss)	(12,243)	14,223

Interest expense, net	1,350	3,398
Non-operating other expense (income), net	1,956	(35)

Income (loss) from continuing operations before provision (benefit) for income taxes	(15,549)	10,860
Provision (benefit) for income taxes	(610)	4,181
Income (loss) from continuing operations	(14,939)	6,679

Net loss from discontinued operations	2	30
Net income (loss)	(14,941)	6,649

Dividends on convertible preferred stocks	75	300
Dividend on Series E redeemable preferred stock	7,350	—
Accretion of Series E redeemable preferred stock	2,243	—
Net income (loss) attributable to common stockholders	$(24,609)	$6,349

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(1.08)	$0.28
Net loss from discontinued operations	—	—
Net income (loss)	$(1.08)	$0.28

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Three Months Ended March 31, 2016

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)

Balance at December 31, 2015	27,132	$3,000	$2,713	$192,249	$248,150	$(24,532)	$421,580
Net loss					(14,941)		(14,941)
Dividend accrued on redeemable preferred stock					(7,350)		(7,350)
Accretion of redeemable preferred stock					(2,243)		(2,243)
Stock-based compensation				1,103			1,103
Exercise of stock options	6		1	48			49
Restricted stock granted from treasury stock				(2,971)		2,971	—
Excess income tax detriment associated with stock-based compensation				(51)			(51)
Balance at March 31, 2016	27,138	$3,000	$2,714	$190,378	$223,616	$(21,561)	$398,147

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(14,941)	$6,649
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Deferred income taxes	(1,329)	3,176
Depreciation, depletion and amortization of property, plant and equipment	11,679	9,001
Other	2,271	(795)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(1,910)	(2,348)
Inventories	7,051	(1,477)
Prepaid insurance	2,604	3,744
Prepaid and accrued income taxes	858	4,640
Other supplies, prepaid items and other	342	932
Accounts payable	10,843	1,629
Accrued interest	(8,078)	(8,086)
Customer deposits	1,022	(3,003)
Other current and noncurrent liabilities	3,681	(1,459)
Net cash provided by continuing operating activities	14,093	12,603

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(104,290)	(66,837)
Purchases of short-term investments	—	(10,000)
Proceeds from noncurrent restricted cash and cash equivalents	—	45,969
Other investing activities	(514)	(1,080)
Net cash used by continuing investing activities	(104,804)	(31,948)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	25,000	—
Payments on revolving debt facility	(25,000)	—
Proceeds from other long-term debt, net of fees	9,951	—
Payments on other long-term debt	(3,014)	(2,881)
Payments of debt issuance costs	(476)	—
Payments of issuance costs relating to preferred stocks and warrants	(785)	—
Payments on short-term financing	(2,720)	(3,566)
Proceeds from exercises of stock options	49	742
Excess income tax benefit associated with stock-based compensation	—	129
Dividends paid on convertible preferred stocks	—	(300)
Net cash provided (used) by continuing financing activities	3,005	(5,876)
Cash flows of discontinued operations:
Operating cash flows	(79)	(32)
Net decrease in cash and cash equivalents	(87,785)	(25,253)

Cash and cash equivalents at beginning of period	127,314	186,811
Cash and cash equivalents at end of period	$39,529	$161,558

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements.  We are involved in manufacturing and marketing operations.  We are primarily engaged in the manufacture and sale of chemical products (the “Chemical Business”) and the manufacture and sale of water source and geothermal heat pumps and air handling products (the “Climate Control Business”).  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  Our Chemical Business’ ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas.  The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties.  All material intercompany accounts and transactions have been eliminated.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2016 and for the three month period ended March 31, 2016 and 2015 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.

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

Redeemable Preferred Stocks - Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E cumulative, redeemable Class C preferred stock (the “Series E Redeemable Preferred”) required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder. The amount of accretion was recorded to retained earnings.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

During the three months ended March 31, 2016, the compensation committee of our Board of Directors (the “Board”) approved the grants under the 2008 Incentive Stock Plan of 452,422 shares of restricted stock (“2016 Restricted Stock”) to certain employees. The 2016 Restricted Stock carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Most of the 2016 Restricted Stock vest 100% at the end of three years. Pursuant to the terms of the 2016 Restricted Stock agreements, unvested restricted shares will immediately vest upon the occurrence of certain events (such as a change in control), as defined by the agreements.

In addition, certain employees surrendered a total of 280,000 shares of stock options previously granted under the 2008 Incentive Stock Plan.  These employees were also granted shares of restricted stock.  For financial reporting purposes, these transactions were accounted for as modifications of stock awards. The total incremental fair value of these modified awards (additional compensation cost) will be recognized on a straight-line basis over the requisite service period of three years, but the recognition of these costs could be accelerated if the unvested restricted shares immediately vest.

For the three months ended March 31, 2016 and 2015, the total stock-based compensation expense was $1.1 million and $0.6 million, respectively.

Income (Loss) per Common Share - Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently returnable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Series E Redeemable Preferred participate in dividends declared on our common stock and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted income per common share during periods of net income. For periods we incur a net loss, no loss is allocated to participating securities because they have no contractual obligation to share in our losses. Diluted loss per common share is computed after giving consideration to the dilutive effect of our potential common stock instruments that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  As a result, the effective date of this ASU for us is January 1, 2018, with the option to adopt a year earlier.  This ASU allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  We are currently evaluating the transition method that will be elected.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (“FIFO”). This ASU is effective for us on January 1, 2017. A reporting entity should apply the amendments in this ASU prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and related disclosures.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU is effective for us on January 1, 2017 but earlier application is permitted as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  We currently do not expect a significant impact from adopting this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), creates Topic 842, Leases, and supersedes the lease requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU is effective for us on January 1, 2017 but early adoption is permitted. This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issues ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which amends the guidance in ASU 2014-09 discussed above on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. This ASU has the same effective date and transition requirements as ASU 2014-09.

The FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. This ASU includes multiple provisions intended to simplify various aspects of the accounting for share based payments.  This ASU is effective for us on January 1, 2017 but early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and related disclosures.

Previously Reported Correction and Reclassification – As discussed in our significant accounting policies note to our audited consolidated financial statements included in the 2015 Form 10-K, in the fourth quarter of 2015, we corrected and reclassified certain shipping and handling costs associated with our Chemical Business.  In addition, we reclassified the provision for losses on accounts receivable to selling, general and administrative expenses (“SG&A”).  We revised our condensed consolidated statement of operations for the three months ended March 31, 2015 to conform to the current presentation as summarized in the table below.

	Condensed Consolidated Statement of Operations Three Months Ended March 31, 2015
	As Previously Reported	Adjustments / Reclassifications	As Adjusted
	(In Thousands)
Net sales	$193,858	$4,940	$198,798
Cost of sales	$151,499	$6,538	$158,037
Gross profit	$42,359	$(1,598)	$40,761
Selling, general and administrative expense	$28,191	$(1,576)	$26,615
Provision for losses on accounts receivable	$22	$(22)	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income (Loss) Per Common Share

	Three Months Ended
	March 31,
	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income:	$(14,941)	$6,649
Dividend requirements on Series E Redeemable Preferred	(7,350)	—
Dividend and dividend requirements on Series B Preferred	(60)	(240)
Dividend and dividend requirements on Series D Preferred	(15)	(60)
Accretion of Series E Redeemable Preferred	(2,243)	—
Total dividends, dividend requirements and accretion on preferred stocks	(9,668)	(300)

Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	(24,609)	6,349
Dividends on convertible preferred stocks assumed to be converted, if dilutive	—	60
Numerator for diluted net income (loss) per common share	$(24,609)	$6,409

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	22,868,307	22,674,739
Effect of dilutive securities:
Convertible preferred stocks	—	250,000
Stock options	—	121,763
Dilutive potential common shares	—	371,763

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	22,868,307	23,046,502

Basic and diluted net income (loss) per common share	$(1.08)	$0.28

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable during the first quarter of 2016.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Income (Loss) Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2016	2015
Convertible preferred stocks	916,666	666,666
Stock options	559,167	700,388
Warrants	4,103,746	—
Restricted stock	833,642	—
Series E Redeemable Preferred - embedded derivative	456,225	—
	6,869,446	1,367,054

Note 3: Inventories

At March 31, 2016 and December 31, 2015, inventory reserves for certain slow-moving inventory items (Climate Control Business products) were $2,158,000 and $1,968,000, respectively.  In addition, because costs exceeded the net realizable value, inventory adjustments for certain nitrogen-based inventories provided by our Chemical Business were $189,000 and $2,832,000 at March 31, 2016 and December 31, 2015, respectively.

Note 4: Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2016	2015
	(In Thousands)
Accrued warranty costs	$10,766	$10,551
Accrued payroll and benefits	10,110	7,027
Deferred revenue on extended warranty contracts	8,282	8,217
Accrued interest	6,705	14,784
Series E Redeemable Preferred - embedded derivative	5,817	3,308
Customer deposits	3,231	2,209
Other	20,892	27,157
	65,803	73,253
Less noncurrent portion	23,754	20,922
Current portion of accrued and other liabilities	$42,049	$52,331

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Accrued Warranty Costs (continued)

Changes in our product warranty obligation (accrued warranty costs) are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Balance at beginning of period	$10,551	$8,817
Amounts charged to SG&A	2,405	2,099
Costs incurred	(2,190)	(1,882)
Balance at end of period	$10,766	$9,034

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our Chemical Business facilities, including the disposal of wastewater generated at certain of these facilities.  Additionally, we have certain facilities in our Chemical Business that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable.  As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, our Chemical Business owns working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted.  At March 31, 2016 and December 31, 2015, our accrued liability for AROs was $284,000 and $281,000, respectively.

Note 7:Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$—	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
12% Senior Secured Notes due 2019 (B)	50,000	50,000
Secured Promissory Note due 2016, with a current interest rate of 3.63% (C)	14,090	15,856
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	9,917	—
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	16,189	16,189
Secured Promissory Note due 2023, with a current interest rate of 4.44% (F)	15,000	15,000
Other, with a current weighted-average interest rate of 4.43%, most of which is secured primarily by machinery and equipment	6,584	7,103
Unamortized discount and debt issuance costs	(8,266)	(8,726)
	528,514	520,422
Less current portion of long-term debt	16,836	22,468
Long-term debt due after one year, net	$511,678	$497,954

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7:Long-Term Debt (continued)

(A) The Working Capital Revolver Loan, which matures on April 13, 2018, provides advances up to $100.0 million, based on specific percentages of eligible accounts receivable and inventories and up to $15.0 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  As of March 31, 2016, the amount available for borrowing under the Working Capital Revolver Loan was approximately $69.3 million.

(B) The Senior Secured Notes mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.  The Senior Secured Notes are general senior secured obligations of LSB.  The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries, with all of the guarantees, except one, being senior secured guarantees and one being a senior unsecured guarantee.  The Senior Secured Notes rank equally in right of payment to all of LSB and the guarantors’ existing and future senior secured debt, including the Working Capital Revolver Loan discussed above, and are senior in right of payment to all of LSB and the guarantors’ future subordinated indebtedness.  LSB does not have independent assets or operations.

(C) See discussion under Secured Promissory Note Amendment in Note 15-Subsequent Events.

(D) On February 5, 2016, El Dorado Chemical Company (“EDC”), a subsidiary within our Chemical Business, entered into a secured promissory note (the “Secured Promissory Note due 2019”) for an original principal amount of $10.0 million.  This note matures on June 29, 2019.  Principal and interest are payable in 40 equal monthly installments with a final balloon payment of approximately $6.7 million.  The Secured Promissory Note due 2019 is secured by the cogeneration facility equipment and is guaranteed by LSB.

(E) EDC’s Secured Promissory Note due 2021 matures on March 26, 2021.  This note requires interest only monthly payments for the first 12 months of the term (through April 2016) and then principal and interest monthly payments through the remaining term. This note is secured by a natural gas pipeline constructed at the El Dorado Facility and is guaranteed by LSB.

(F) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), a subsidiary within our Chemical Business, entered into a secured promissory note (the “Secured Promissory Note due 2023”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  The remainder of the funding under this note is expected to be drawn upon completion of the ammonia storage tank, but in any event by May 2016 (the “Loan Conversion Date”).  Up to the Loan Conversion Date, the note requires monthly interest payments on the outstanding principal borrowed.

On the Loan Conversion Date, the outstanding principal balance will be converted to a seven year secured term loan requiring equal monthly principal and interest payments.  In addition, a final balloon payment equal to the remaining outstanding principal (or 30% of the outstanding principal balance on the Loan Conversion Date) is required on the maturity date. The Secured Promissory Note due 2023 bears interest at a rate that is based on the monthly LIBOR rate plus 4.0% and matures in May 2023.  The Secured Promissory Note due 2023 is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Note 8: Commitments and Contingencies

Termination of UAN supply agreement – A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”), is party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2016 (the “Koch Purchase Agreement”).  On March 1, 2016, PCC provided notice of termination under the Koch Purchase Agreement, which termination will be effective as of May 31, 2016. Under the Koch Purchase Agreement, Koch had the exclusive right to purchase substantially all of the UAN produced at the Pryor Facility and the limited first right to purchase additional amounts.  PCC did not incur any early termination penalties in connection with the termination of the Koch Purchase Agreement. PCC elected to terminate the Koch Purchase Agreement to pursue alternative marketing arrangements for the UAN produced at the Pryor Facility.

New UAN supply agreement – On March 3, 2016, PCC entered into a UAN Purchase and Sale Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), which is effective as of June 1, 2016 (the “CVR Purchase Agreement”).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

Under the CVR Purchase Agreement, CVR will have the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC in excess of the needs of PCC or its affiliates, which shall be no more than 30,000 tons per year and no more than 10,000 tons in any calendar quarter.

If CVR fails to take delivery of certain tons of UAN produced at the PCC and such failure causes PCC’s storage capacity to be more than 75% utilized or the production unit at the PCC to be slowed down, shut-down or idled, PCC may immediately sell such unpurchased product to a third-party without restriction.

The initial term of the CVR Purchase Agreement is for three years and automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least twelve months prior to the end of term in effect.  However, CVR may unilaterally terminate the CVR Purchase Agreement upon 180 days advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the CVR Purchase agreement upon 90 days advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

Natural Gas Purchase Commitments – See Note 9 – Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits (accounted for on a mark-to-market basis).  At March 31, 2016, our natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 5.4 million MMBtu of natural gas.  These contracts extend through December 2016 at a weighted-average cost of $2.68 per MMBtu ($14.4 million) and a weighted-average market value of $2.29 per MMBtu ($12.3 million).

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

Historically, significant expenditures have been incurred by subsidiaries within our Chemical Business in order to comply with the Environmental and Health Laws, and significant expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our Chemical Business facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others, with our Chemical Business being responsible for its proportionate share of the costs involved.  As of March 31, 2016, our accrued liabilities for environmental matters totaled $372,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 - Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

1. Discharge Water Matters

Each of our chemical manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that may pick up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S. Environmental Protection Agency (the “EPA”). These permits limit the type and amount of effluents that can be discharged and control the method of such discharge. The following are discharge water matters in relation to the respective state discharge water permits.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations through 2010 of EDC’s 2004 NPDES discharge water permit. The DOJ advised that action would also be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established at March 31, 2016.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2016, in connection with this matter.

2. Air Matters

PCC has been advised that the ODEQ is conducting an investigation into whether the Pryor Facility is in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions primarily in 2011 were intentionally reported incorrectly to the ODEQ.  PCC has cooperated with the ODEQ in connection with this investigation. As of March 31, 2016, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

3. Other Environmental Matters

During 2013, the EPA conducted a risk management inspection of our Cherokee Facility.  During 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection, which listed eleven alleged violations.  Under the final consent order received in March 2016 approving the settlement agreement, we agreed to pay a penalty in the form of providing approximately $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty to the EPA of approximately $26,000, which civil penalty has been paid.  As a result, the penalty relating to the emergency response equipment is included in our accrued liabilities for environmental matters discussed above.

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

Our subsidiary and Chevron are pursuing a corrective action strategy relating to the Hallowell Facility with the state of Kansas, including the KDHE.  This strategy currently includes long-term surface and groundwater monitoring to track the natural decline in contamination. During 2014, the KDHE approved a corrective action study work plan and will consider and recommend restoration or replacement pursuant to the work plan and/or whether to seek compensation in its evaluation.  Currently, it is unknown what remediation and damages the KDHE may require, if any, but it is reasonably possible that certain remediation activities could be required to begin in 2016.  The ultimate required remediation, if any, is currently unknown.  Our subsidiary and Chevron have retained an environmental consultant to perform the corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. The resulting study was submitted to the KDHE for review.  We are advised by our consultant that until the study is completed there is not sufficient information to develop a meaningful and reliable estimate (or range of estimate) as to the cost of the remediation.  We accrued our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.  As more information becomes available our estimated accrual will be refined.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

B. Other Pending, Threatened or Settled Litigation

In April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage.  West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.  In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al., in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn.  Subsequently, we and EDC have entered into a confidential settlement agreements with several plaintiffs that had claimed wrongful death and bodily injury.  A portion of these settlements were paid by the insurer during 2015 and in the first quarter of 2016.  While these settlements resolve the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2016, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreement discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2016.

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

In September 2015, we and El Dorado Ammonia L.L.C. (“EDA”) received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination in the sum of approximately $18 million.  Leidos reports that it made an estimated $6 million payment to Global on or about September 11, 2015, and EDA paid Leidos approximately $3.5 million relating to work performed by subcontractors of Global.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.  EDA intends to monitor the Leidos audit, and conduct its own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute.  LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility. In January 2016, El Dorado, Leidos and Global reached an agreement whereby the approximately $3.6 million claims of Leidos’ remaining unpaid subcontracts, vendors and suppliers will be paid (and these suppliers and subcontractors will in turn issue releases of their respective claims and liens.  In addition, Global will reduce the value of its claim as against Leidos, and its lien amount as against the Project by a like amount. After all such lower tier supplier and subcontractors are satisfied, the Global claim and lien amount will be reduced to approximately $5 million.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., where in Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts and we intend to vigorously defend against the allegation made by Global.  No liability has been established in connection with the remaining $5 million claim.  In addition, LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.

We are also involved in various other claims and legal actions including claims for damages resulting from water leaks related to our Climate Control Business products and other product liability occurrences.  Most of the product liability claims are covered by our general liability insurance, which includes a deductible of $250,000 or $500,000 per claim, depending on the policy period.  For any claims or legal actions that we have assessed the likelihood of our liability as probable, we have recognized our estimated liability.  At March 31, 2016, our accrued general liability insurance claims were $636,000 and are included in accrued and other liabilities. It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”) foreign exchange contracts and interest rate contracts as discussed below.  All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments.  In addition as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Covestro.  The assets for carbon credits are accounted for on a fair value basis as discussed below.  Also, the contractual obligations to give the related proceeds to Covestro are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits.  In addition, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred required bifurcation and are being accounted for as derivative instruments and recorded as a liability.  The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At March 31, 2016 the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract, and an embedded derivative.  For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices.  At March 31, 2016, the valuation inputs included the contractual weighted-average cost of $1.99 per MMBtu and the estimated weighted-average market value of $1.96 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. At March 31, 2016, the valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.14 (U.S. Dollar/Euro).  For the embedded derivative, the derivative is valued using the underlying number of shares as defined in the terms of the Series E Redeemable Preferred and the market price of our common stock.  At March 31, 2016, the valuation inputs included the market price of our common stock, which was $12.75 per share.  No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At March 31, 2016 and December 31, 2015, the valuations ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3.  At March 31, 2016, the valuation was based on a recent price offered by one of our customers. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits or the associated contractual obligations.

Commodities Contracts

Raw materials for use in our manufacturing processes include copper used by our Climate Control Business and natural gas used by our Chemical Business.  As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis.  At March 31, 2016 and December 31, 2015, we did not have any futures/forward copper contracts.  At March 31, 2016, our futures/forward natural gas contracts included 611,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $1.99 per MMBtu.  At December 31, 2015, our futures/forward natural gas contracts included 1,820,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.35 per MMBtu.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our business operations purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates.  At March 31, 2016 and December 31, 2015, our foreign exchange contract was for the receipt of approximately 228,000 Euros and 280,000 Euros, respectively, through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro).  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

As part of our interest rate risk management, we periodically purchase and/or enter into various interest rate contracts.  In February 2011, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 through March 31, 2016.  This contract was a free-standing derivative and was accounted for on a mark-to-market basis.  During the three months ended March 31, 2016 and 2015, no cash flows occurred relating to the purchase or sale of interest rate contracts.  The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At March 31, 2016 and December 31, 2015, we had approximately 516,000 and 495,000 carbon credits, respectively, all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

Embedded Derivative

The embedded derivative, which includes the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  At March 31, 2016 and December 31, 2015 the fair value of the embedded derivative was based on the equivalent of 456,225 shares of our commons stock at $12.75 and $7.25 per share, respectively.

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Fair Value Measurements at March 31, 2016 Using
Description	Total Fair Value at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2015
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts (1)	$320	$—	$320	$—	$195
Carbon credits	1,214	—	—	1,214	1,154
Foreign exchange contracts	7	—	7	—	—
Total	$1,541	$—	$327	$1,214	$1,349

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts (1)	$(320)	$—	$(320)	$—	$(202)
Contractual obligations - carbon credits	(1,214)	—	—	(1,214)	(1,154)
Embedded derivative	(5,817)	—	(5,817)	—	(3,308)
Interest rate contracts	—	—	—	—	(126)
Foreign exchange contracts	—	—	—	—	(6)
Total	$(7,351)	$—	$(6,137)	$(1,214)	$(4,796)

(1)

At March 31, 2016 and December 31, 2015, $320,000 and $195,000, respectively, are subject to an agreement that allows net settlement of contracts; however, we have chosen to present the fair values of our commodities contracts under master netting agreements using a gross fair value presentation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
	(In Thousands)
Beginning balance	$1,154	$2,779	$(1,154)	$(2,779)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	60	(30)	(60)	30
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	(33)	—	—
Settlements	—	—	—	33
Ending balance	$1,214	$2,716	$(1,214)	$(2,716)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$60	$—	$(60)	$—

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$(17)	$(1,978)
Cost of sales - Undesignated foreign exchange contracts	13	(93)
Other income - Carbon credits	60	(30)
Other expense - Contractual obligations relating to carbon credits	(60)	30
Non-operating other expense - embedded derivative	(2,509)	—
Interest expense - Undesignated interest rate contracts	—	(31)
Total net losses included in operating results	$(2,513)	$(2,102)

At March 31, 2016 and December 31, 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts, except for the 7.75% Senior Secured Notes as shown below.

	March 31, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
7.75% Senior Secured Notes (1)	$425	$392	$425	$355

(1)	Based on a quoted price of 92.25 at March 31, 2016 and 83.65 at December 31, 2015.

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

Note 10: Income Taxes

Provision (benefit) for income taxes are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Current:
Federal	$(21)	$158
State	740	847
Total Current	$719	$1,005

Deferred:
Federal	$(1,982)	$2,846
State	653	330
Total Deferred	$(1,329)	$3,176
Provision (benefit) for income taxes	$(610)	$4,181

For the three months ended March 31, 2016 and 2015, the current provision (benefit) for federal income taxes shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three months ended March 31, 2016 and 2015, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we established a $3.7 million valuation allowance associated with these state NOL carryforwards during the first quarter.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.  Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements.  Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

The tax benefit for the three months ended March 31, 2016 was $0.6 million (4% of pre-tax loss) and the tax provision for the three months ended March 31, 2015 was $4.2 million (39% of pre-tax income).

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2012-2014 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

Note 11. Securities Financing Including Redeemable Preferred Stocks

Securities Purchase Agreement Including Redeemable Preferred Stocks

In December 2015 and pursuant to a securities purchase agreement between LSB and LSB Funding LLC (the “Purchaser”) and Security Benefit Corporation, a Kansas corporation (the “Purchaser Guarantor”), both of which are unrelated third parties, LSB sold to the Purchaser

•	$210,000,000 of the Series E Redeemable Preferred,
•	warrants to purchase 4,103,746 shares of common stock (the “Warrants”), and
•	one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”).

Series E Redeemable Preferred

The Series E Redeemable Preferred are redeemable outside of our control and is therefore classified as temporary/mezzanine equity. The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 456,225 shares of common stock, which is equal to 2% of our outstanding common stock before the transaction was completed. Dividends accrue semi-annually in arrears and are compounded.  Dividends are payable only when and if declared by our Board.  Additionally, we must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with the common stock. As long as LSB Funding holds at least 10% of the Series E Redeemable Preferred, we may only declare dividends on Junior Stock unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash. The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value (the “Liquidation Preference”).  The participation rights value is the product of the pro rata number of Series E Redeemable Preferred shares being redeemed and the price of our common stock as of such date.

At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by us at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Additionally, we may redeem the Series E Redeemable Preferred at our option, at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, we can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

As discussed in Note 9, the embedded derivative, which includes the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

The Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 4,559,971 shares of our common stock, however, the number of votes that may be cast by the Series F Redeemable Preferred will be reduced automatically upon the occurrence of certain specified events.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11. Securities Financing Including Redeemable Preferred Stocks (continued)

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2015	210,000	$177,272	1	$—
Accretion relating to liquidation preference on preferred stock	—	725	—	—
Accretion for discount and issuance costs on preferred stock	—	1,518	—	—
Accumulated dividend	—	7,350	—	—
Balance at March 31, 2016	210,000	$186,865	1	$—

Warrants

As discussed above, we issued Warrants to LSB Funding to purchase 4,103,746 shares of common stock. Each warrant affords the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10. The Warrants expire on December 4, 2025.

Registration Rights Agreement- Warrants

Pursuant to a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock, we are required to file a registration statement by September 3, 2016 to permit the public resale of registrable securities then outstanding. We are required to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter.

Furthermore, the registration statement must be declared effective by December 3, 2016. If the registration statement is not declared effective on or prior to December 3, 2016, LSB Funding is entitled to liquidated damages of 0.25% of the liquidated damages multiplier (the closing price of our common stock as of the date of the calculation multiplied by the number of our common stock issued or issuable upon the exercise of the Warrants and other issuance events, if applicable, and held by LSB Funding and as described in the agreement) for the first 30 day period immediately following such default and an additional 0.25% with respect to each subsequent 30 day period, up to a maximum increase of 1.00%.  In no event will the aggregate of all liquidated damages exceed 3.0% of the aggregate purchase price (the closing price of our common stock as of the date of the calculation multiplied by the number of our common stock issued or issuable upon the exercise of the Warrants and other issuance events, if applicable).

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Net sales:
Chemical	$97,005	$131,754
Climate Control	66,627	65,198
Other	1,967	1,846
	$165,599	$198,798
Gross profit (loss): (1)
Chemical (2)	$(6,961)	$20,232
Climate Control	21,173	19,962
Other	797	567
	$15,009	$40,761
Operating income (loss): (1)
Chemical (2)	$(10,172)	$16,660
Climate Control	5,464	4,312
Other	243	(2)
General corporate expenses (3)	(7,778)	(6,747)
	(12,243)	14,223
Interest expense, net (4)	1,350	3,398
Non-operating income, net:
Chemical	(6)	(33)
Corporate and other business operations (5)	1,962	(2)
Provision (benefit) for income taxes	(610)	4,181
Income (loss) from continuing operations	$(14,939)	$6,679

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

(2)

During the first quarter of 2016, our Chemical Business incurred a $12.1 million fee related to one-time consulting services associated with the reduction of assessed property tax values for the El Dorado projects real and personal property for both the nitric acid plant, nitric acid concentrator plant and the ammonia plant at our El Dorado Facility.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Segment Information (continued)

(3)	General corporate expenses consist of the following:

	Three Month Ended
	March 31,
	2016	2015
	(In Thousands)
Selling, general and administrative:
Personnel costs	$(3,349)	$(2,602)
Shareholder related fees and expenses (A)	(63)	(1,679)
Professional fees	(3,177)	(1,544)
All other	(940)	(897)
Total selling, general and administrative	(7,529)	(6,722)
Other income	—	24
Other expense	(249)	(49)
Total general corporate expenses	$(7,778)	$(6,747)

(A)

For the first quarter of 2015, these fees and expenses include costs associated with evaluating and analyzing proposals received from certain activist shareholders and dealing, negotiating and settling with those shareholders in order to avoid proxy contests.

(4)	During the three months ended March 31, 2016 and 2015, interest expense is net of capitalized interest of $10.0 million and $5.6 million, respectively.
(5)	During the three months ended March 31, 2016, we recognized an unrealized loss of $2.5 million based on the change in fair value of the embedded derivative discussed in Note 9.

Information about our total assets by business segment is as follows:

	March 31,	December 31,
	2016	2015
	(In Thousands)
Chemical	$1,175,621	$1,159,592
Climate Control	119,878	148,997
Other	5,391	5,502
Corporate	42,406	47,736
Total assets	$1,343,296	$1,361,827

Note 13: Related Party Transactions

Golsen Group

During the first quarter of 2015, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.  No dividends were declared during the first quarter of 2016.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 14: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Cash refunds for:
Income taxes, net	$(122)	$(3,786)

Noncash investing and financing activities:
Accounts receivable and accounts payable associated with additions of property, plant and equipment	$54,237	$44,618
Long-term debt associated with additions of capitalized internal-use software and software development	$646	$1,299
Dividend accrued on Series E Redeemable Preferred	$7,350	$—
Accretion of Series E Redeemable Preferred	$2,243	$—

Note 15: Subsequent Event

Secured Promissory Note Amendment - On February 1, 2013, Zena Energy L.L.C. (“Zena”), a subsidiary within our Chemical Business, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note followed the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties.  Effective April 1, 2016, Zena entered into the second amended and restated note (the “Amended Note”) with the original lender.  Principal and interest are payable in 20 monthly installments beginning with the May 1st installment.  Interest is based on the LIBOR rate plus 300 basis points and the terms of which were not changed by this amendment.  The interest rate at April 1, 2016 was 3.63%.  The Amended Note matures on December 1, 2017.  The Amended Note continues to be secured by the Working Interests and related properties and proceeds.  At March 31, 2016, Zena’s outstanding principal amount of approximately $14.1 million due to lender was reclassified to consist of a current portion of $8.8 million and a long‐term portion of $5.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other items included in this Form 10-Q and our March 31, 2016 condensed consolidated financial statements included elsewhere in this report.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is a manufacturing company operating through our subsidiaries.  LSB and its wholly-owned subsidiaries own the following core businesses:

•

Chemical Business manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets which it produces at four facilities located in El Dorado, Arkansas; Cherokee, Alabama; Pryor, Oklahoma; and Baytown, Texas.

•

Climate Control Business manufactures and sells a broad range of HVAC products, which includes water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.  These products are primarily used in commercial/institutional and residential new buildings construction, renovation of existing buildings and replacement of existing systems.  Our Climate Control Business manufactures and distributes its products from seven facilities located in Oklahoma City, Oklahoma.

Key Initiatives for 2016

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives in 2016:

•

Complete the El Dorado ammonia plant.  The new ammonia plant at the El Dorado Facility was mechanically complete in February 2016 and is expected to begin production early in the second quarter of 2016.  We believe that we will complete this project within the latest budget estimates we have provided as discussed further in “—Liquidity and Capital Resources”.  It will likely take us a few months to ramp up to full name plate production of 1,150 tons per day.

•

Improve the on-stream rates of our chemical plants.  During 2015, some of our chemical plants experienced unplanned outages and downtimes in addition to planned turnarounds, which adversely affected our financial results.  We have made and continue to make changes in the teams at our chemical plants and continue to upgrade the plants in order to reduce unplanned outages, unplanned downtimes, and the frequency of planned turnarounds and thereby to improve our financial results.

•

Expand cost control and efficiency improvement activities in the Climate Control Business.  During 2015, we began implementing a number of cost savings and efficiency initiatives for our Climate Control Business.  We expect to expand this effort in 2016, and we expect these operational excellence initiatives to help us increase sales in the commercial and institutional markets that we serve.  We are encouraged by the initial positive impact we have seen in the fourth quarter of 2015 and early 2016.

•

Consolidate certain production and warehouse footprints in the Climate Control Business.  We expect to complete the consolidations of some of our production and warehouse facilities in the second half of 2016, which we expect will make the business more efficient.

•

Enhance our capital structure.  Once we recognize improved operating results from the initiatives mentioned above, we anticipate that our next significant initiative will be to refinance our secured debt and preferred stock to obtain a lower cost of capital.  We hope this will be accomplished towards the end of 2016 or in 2017.

•

Evaluate strategic initiatives for our two businesses.  We plan to continue to review strategic choices for our businesses in order to maximize shareholder value and enhance our capital structure.  These strategies may include asset sales, line-of-business sales, or other actions that would separate our two businesses.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Recent Developments

El Dorado Expansion

The new ammonia plant at the El Dorado Facility was mechanically complete in February 2016.  We are currently in the start-up phase of our ammonia plant and expect to begin production early in the second quarter of 2016.

As discussed in detail below under “Liquidity and Capital Resources”, the total cost to complete the El Dorado expansion is estimated to be in the range of $825 million to $855 million, of which $796 million was spent as of March 31, 2016 with $29 million to $59 million estimated to be spent in the second quarter of 2016.

During the first quarter of 2016, we incurred a $12.1 million fee related to one-time consulting services associated with the reduction of assessed property tax values for the El Dorado projects real and personal property for both the nitric acid plant, nitric acid concentrator plant and the ammonia plant.  We expect material savings in future periods through a reduction in property taxes paid.

New Contracts

A subsidiary within our Chemical Business, Pryor Chemical Company (“PCC”), a wholly-owned subsidiary of LSB, is currently party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2016.  On March 1, 2016, PCC provided notice of termination under the Urea Ammonium Nitrate Purchase Agreement.  The termination will be effective as of May 31, 2016.

On March 3, 2016, PCC entered into a Urea Ammonium Nitrate Purchase and Sale Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), which is effective as of June 1, 2016 (the “CVR Purchase Agreement”).  We expect a significant reduction in distribution fees associated with this new contract.

Key Industry Factors

Chemical Business

Supply and Demand

Agricultural

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers, which, in turn, depends upon, among other factors, world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports. An expansion or upgrade of competitors' facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will impact nitrogen fertilizer consumption, likely effecting ammonia, UAN and urea prices. Weather also will have an impact on fertilizer consumption. The latest World Agricultural Supply and Demand Estimates Report dated April 14, 2016 estimates record world ending stocks and that the USDA is estimating that U.S. growers will plant 93.6 million acres of corn in 2016 compared to 88.0 million in 2015.  Following poor fall 2015 nitrogen fertilizer application, spring nitrogen fertilizer application has been strong, led by increased demand for ammonia as farmers prepare for the upcoming corn planting season.  Demand for UAN and other nitrogen products has also been strong as dealers rush to position product in expectation of the increased demand due to higher estimated planted corn acres in 2016.  The impact of stronger demand, coupled with lower imports of nitrogen products, has resulted in improved market prices and tighter inventory levels.  We believe nitrogen fertilizer prices will stay at current levels through the remainder of the spring application season since fertilizer will need to be applied to maintain the desired yields.  The strong U.S. dollar and higher world stocks have both resulted in lower grain prices, which means that farmers will need stronger yields to improve farm economics.

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

Mining

Our mining products are industrial grade AN (“LDAN”) and AN solutions.  The primary uses are as AN fuel oil and specialty emulsions primarily in surface mining of coal and for usage in quarries and the construction industry.  Coal mining is expected to decline further in 2016 after substantial decreases in 2015. Three of the top four major U.S. coal companies have filed for chapter 11 bankruptcy, representing 40% of U.S. coal production.   Coal production in the U.S. affects our ability to sell LDAN, which is used in the explosive’s industry. We have executed contracts with customers with purchase requirements of 150,000 tons per year however with the downturn in the mining industry, we do not believe we will reach these sales levels in 2016.  We believe that coal production in the U.S. will continue to face significant challenges assuming that natural gas prices remain at current and near term projected levels and that export demand could be lower due to the current strength of U.S. currency.  While we believe our plants are strategically located to support the various regions around the country, our current mining sales volumes are being significantly impacted by overall lower customer demand for LDAN.

Farmer Economics

The demand for fertilizer is affected by aggregate crop planting and fertilizer application rates of individual farmers.  Each farmer makes planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.  Corn prices, variability in fertilizer costs and expected yield can all play a part in the amount and types of fertilizer farmers choose to apply.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities and will be the primary feedstock at our El Dorado Facility beginning in the second quarter. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North American plants manufacturing ammonia from natural gas with a cost advantage over certain imports.  As a result, we believe that our competitive position (related to our Pryor, Cherokee and El Dorado Facilities) and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both and have used forward-purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  Over the past several years, natural gas prices have fluctuated significantly, which has had an impact on our cost of producing nitrogen fertilizer. The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2016	2015
Natural gas volumes (MMBtu in millions)	3	3
Natural gas average cost per MMBtu	$2.21	$3.32

Electricity and Other Variable Costs

Costs for electricity, precious metals and additives are a significant portion of our variable cost per ton and can vary depending on the plant and specific products produced.  For example, for each ton of ammonia produced in 2016, we expect these costs to be in the range of 35%-45% of the total variable cost of ammonia, based on current natural gas pricing.  For UAN and HDAN/LDAN, we expect these costs to be in the range of 40%-50% and 25%-35%, respectively, following the completion of the El Dorado project.  The remaining variable costs primarily relate to the cost of natural gas.

Ammonia Prices

Currently, ammonia is the primary feedstock for the production of HDAN and LDAN at our El Dorado Facility, but will end when the new ammonia plant is fully operational which will be during the second quarter of 2016.  Pursuant to the current ammonia purchase agreement with Koch, ammonia pricing is based on a published Tampa, Florida market index.  The Tampa index is commonly used in annual contracts for the industrial sectors, and is based on the most recent major industry transactions in the Tampa market.  Pricing considerations for ammonia incorporate international supply and demand, ocean freight and production factors.  Subject to availability, we have the ability to source a portion of El Dorado’s ammonia requirements from our Pryor Facility, which costs are significantly less than current market prices.  Once our new ammonia plant is fully operational, we believe this cost disadvantage will be eliminated.  Over the past several years, ammonia prices have fluctuated significantly.  Additionally, the El Dorado Facility’s cost to produce HDAN from purchased ammonia can at times exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas) as discussed below.

At full production, the El Dorado Facility will require 200,000 to 220,000 tons per year of ammonia feedstock to upgrade to other products.  During the first quarter of 2016, the purchased ammonia was less than the amount required for full production due to lower production of LDAN from factors previously discussed.

The table below shows the El Dorado Facility’s volume of ammonia purchased and the average cost per short ton:

	Three Months Ended
	March 31,
	2016	2015
Ammonia volumes (tons in thousands)	38	38
Ammonia average cost per short ton	$328	$488

We expect the cost disadvantage will continue into the second quarter of 2016 until we begin operating our new ammonia plant at the El Dorado Facility and will negatively impact our operating results until that point.  As discussed above, we have executed certain contracts with customers with expected purchase requirements for LDAN.  With the recent downturn in the mining industry, we do not believe we will reach those sales volumes.

As mentioned above, our El Dorado Facility is currently at a cost disadvantage since it purchases ammonia instead of producing it.  This cost disadvantage combined with the impact of the expiration of the Orica Agreement contributed to an operating loss for the facility during the first quarter of 2016 of approximately $22 million compared to an operating loss of approximately $4 million in the first quarter of 2015.  As previously discussed, the $22 million loss includes the $12 million fee incurred relating to one-time consulting services. Excluding this fee, the El Dorado Facility’s operating loss in the first quarter of 2016 was $10 million.

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S has been imported. Therefore, nitrogen fertilizer prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.

Climate Control Business

Construction Markets

Our Climate Control Business serves the new, renovation and replacement commercial/institutional and residential construction sectors.  Over the past several years, our overall business volume has shifted from a new construction majority to a dominance in renovation and replacement projects.  Information available from the Dodge Construction Market Forecasting Service (“CMFS”), indicates that construction activity in the commercial/institutional markets we serve (including multi-family residential structures) is expected to increase 8%, 9% and 6%  in the aggregate in 2016, 2017 and 2018, respectively, and has surpassed pre-recession levels collectively.  In particular, the education, office and healthcare vertical end markets of the commercial/institutional sector are expected to grow faster than other vertical end markets we serve.  Additionally, single-family residential construction is expected to grow 16% during 2016 to 755,000 units but still remains well below the 1.5 million unit pre-recession levels.

Based on the above forecasted growth in the vertical markets we serve as well as the introduction of new products specifically targeted at the hospitality, education and healthcare vertical markets, we expect the commercial/institutional portion of the Climate Control Business to experience sales growth in the medium and long-term.  We believe that our residential products, which are geothermal heat pumps (“GHP”), will experience limited, if any, sales growth due to the higher relative total system purchase cost of our higher efficiency GHP product offerings as compared to traditional HVAC systems. The higher initial purchase cost creates a longer payback period in most regions due to current low energy costs.  We continue to concentrate our product development and sales and marketing efforts on increasing our share of the existing market for our products, as well as expanding the markets for and application of our products, with a focus on utilizing high efficiency technology.

In addition, the federal tax credit for geothermal installations will expire during 2016, but we believe they will be re-implemented but possibly with lower tax credit amounts.  We are uncertain as to the impact this may have on our geothermal product sales.

Key Operational Factors

Chemical Business

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnaround maintenance, is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee Facility is on a two-year Turnaround cycle while our Pryor Facility is on an annual Turnaround cycle. A Turnaround was not performed at our Cherokee Facility in 2015.  We are anticipating a Turnaround at our Cherokee and Pryor Facilities in the third quarter of 2016, both of which are expected to last 20 to 25 days. At our El Dorado Facility, we are able to perform Turnaround projects on individual plants without shutting down the entire facility and the impact of lost production is not significant.  However, upon completion of the new ammonia plant at our El Dorado Facility, the facility will begin to schedule annual Turnarounds that are also expected to last 20 to 25 days.  All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which costs are expensed as incurred.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that we propose. We use this program to varying degrees during the year depending on market conditions and our view of the changing price environments.  Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Climate Control Business

Product Orders, Sales and Ending Backlog

Our Climate Control Business’ first quarter 2016 total new product bookings were $64.6 million, a decrease of 3% from the first quarter of 2015, reflecting a 1% decrease in new orders of commercial products and a 16% decrease in new orders for residential products.  However the new bookings in the first quarter of 2016 increased 10% from the fourth quarter of 2015, with commercial products up 15% and residential products down 19%.   Our backlog improved in the first quarter of 2016 over the fourth quarter of 2015 due to increased commercial orders in water source and geothermal heat pumps, fan coils and modular chillers as a result of increased quote activity, partially offset by lower orders for our large custom air handlers.

The following table shows information relating to our product order intake level, net sales and backlog of confirmed customer product orders of our Climate Control Business:

	New Orders (1)		Net Sales		Ending Backlog (1)
	2016	2015	2016	2015	2016	2015
	(In Millions)
First Quarter	$64.6	$66.5	$66.6	$65.2	$68.0	$68.6
Second Quarter	$—	$70.2	$—	$66.8	$—	$75.1
Third Quarter	$—	$65.1	$—	$75.1	$—	$71.2
Fourth Quarter	$—	$58.7	$—	$67.0	$—	$67.1
Fiscal Year	$64.6	$260.5	$66.6	$274.1

(1)

Our new orders consist of confirmed purchase orders from customers that have been accepted and received credit approval.  Our backlog consists of confirmed customer orders for product to be shipped at a future date.  Historically, we have not experienced significant cancellations relating to our backlog of confirmed customer product orders, and we typically expect to ship substantially all of these orders within the next twelve months.  At March 31, 2016, the backlog includes five orders totaling approximately $1.8 million expected to ship beyond twelve months.  It is possible that some of our customers could cancel a portion of our backlog or extend the shipment terms.  Product orders and backlog, as reported, generally do not include amounts relating to shipping and handling charges, service orders or service contract orders.  In addition, product orders and backlog, as reported, exclude contracts related to our construction business due to the relative size of individual projects and, in some cases, extended timeframe for completion beyond a twelve-month period.

For April 2016, our new orders received were approximately $22.4 million and our backlog was approximately $70.5 million at April 30, 2016.

Operational Excellence Activities

In 2013 we began our Operational Excellence (“OpEx”) initiative at each of the companies within our Climate Control Business focusing on creating a safe work environment, industry leading quality, excellent customer service and operating cost reductions. Our OpEx focus intensified throughout 2014 and 2015 at our custom air handler business and realignment of our water source and geothermal heat pump and hydronic fan coil operations. We have increased our investment through the addition of a Group Director of OpEx and staffing of OpEx professionals at three of our operations to accelerate improvements in the businesses. The Climate Control Business continues to build the foundation for the continuous improvement culture desired in our organization.  In the first quarter of 2016, the results of our OpEx initiatives were reflected through improved safety, quality, delivery and productivity.  We continue to focus on our 2016 strategic plan which has specific goals, driving organizational development and management accountability.  This OpEx focus will lead to further increases through manufacturing excellence, successful launches of new products, and synergies gained through changes in organizational structure which will leverage support across the businesses.

Consolidated Results of the First Quarter of 2016

Our consolidated net sales for the first quarter of 2016 were $165.6 million compared to $198.8 million for the same period in 2015.  The sales decrease of $33.2 million included a decrease of $34.7 million in our Chemical Business partially offset by an increase of $1.4 million in our Climate Control Business. Our consolidated operating loss was $12.2 million compared to a consolidated operating income of $14.2 million for the same period in 2015.  The increase in our operating loss of $26.4 million included an increase in our Chemical Business operating loss of $26.8 million partially offset by an increase of $1.2 million in operating income in our Climate Control Business.  In addition, unallocated corporate expenses increased $1.0 million.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Chemical Business

Chemical On-Stream Rates

The Pryor Facility’s ammonia plant reported an on-stream factor in the first quarter of 2016 in excess of 90% in spite of a 5 day outage resulting from a rupture in a process airline compared to an on-stream factor of 75% for the full year 2015 and a 97% on-stream factor in the first quarter of 2015. The Cherokee Facility reported on-stream rates in its ammonia plant at 96% for the first quarter of 2016 and 2015, respectfully.  Cherokee reported an on-stream factor of 93% for the full year 2015.

Consulting Fee Related to EDC Property Taxes

EDC incurred a one-time fee of $12.1 million related to consulting services associated with the reduction of assessed property values for the El Dorado projects real and personal property for both the nitric acid plant, nitric acid concentrator plant and the ammonia plant.  We expect material property tax savings in future periods through a reduction of property taxes paid.

Orica Agreement

As previously reported, EDC’s LDAN sales agreement with Orica expired on April 9, 2015.  The Orica Agreement included a provision for Orica to pay for fixed overhead costs and gross profit on the portion of the annual minimum of product not taken.  The annual fixed overhead and gross profit associated with the 240,000 tons was approximately $20 million. As a result during the first quarter of 2016, our El Dorado Facility had approximately $3.4 million less contribution margin compared to the same period in 2015, due to the expiration of this agreement.

Subsequent to the expiration of the Orica Agreement, we continue selling LDAN to other customers including Orica but at a lower volume given that we are currently a high cost producer due to purchasing ammonia as the feedstock.  We believe we will continue to experience lower volumes until the El Dorado ammonia plant construction is in production which is expected to begin early in the second quarter of 2016.

We have signed contracts with customers, which began in January 2016 and provide for the sale of approximately 150,000 tons of LDAN annually under various cost plus pricing arrangements.  With the recent downturn in the mining industry, we do not believe we will reach these sales volumes. Unlike the Orica Agreement, which contained take-or-pay provisions, certain of these contracts include minimum annual volume levels with penalty payments if minimum volumes are not met.  However, as discussed in more detail above under “Key Industry Factors,” our LDAN sales volumes are being impacted by the decline in coal production in the U.S.

Debt and Interest Expense

In August 2013, in connection with a major expansion of our El Dorado Facility, we sold $425 million of the 7.75% Senior Secured Notes and in November 2015, we sold $50 million of the 12% Senior Secured Notes. During the first quarter of 2016 and 2015, interest expense was $1.4 million and $3.4 million, net of capitalized interest of $10.0 million and $5.6 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

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

The following table contains certain information about our continuing operations in different business segments on a consolidated basis:

	Three Months Ended
	March 31,
	2016	2015
	(In Thousands)
Net sales:
Chemical	$97,005	$131,754
Climate Control	66,627	65,198
Other	1,967	1,846
	$165,599	$198,798
Gross profit (loss):
Chemical	$(6,961)	$20,232
Climate Control	21,173	19,962
Other	797	567
	$15,009	$40,761
Operating income (loss):
Chemical	$(10,172)	$16,660
Climate Control	5,464	4,312
Other	243	(2)
General corporate expenses	(7,778)	(6,747)
	(12,243)	14,223
Interest expense, net	1,350	3,398
Non-operating income, net:
Chemical	(6)	(33)
Corporate and other business operations	1,962	(2)
Provision (benefit) for income taxes	(610)	4,181
Income (loss) from continuing operations	$(14,939)	$6,679

Additions to property, plant and equipment:
Chemical	$93,961	$76,689
Climate Control	63	113
Other	6	24
Corporate	180	—
	$94,210	$76,826
Depreciation, depletion and amortization of property, plant and equipment:
Chemical	$10,423	$7,679
Climate Control	1,089	1,167
Other	9	9
Corporate	158	146
	$11,679	$9,001

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Chemical Business

The following table contains certain information about our net sales, gross profit (loss) and operating income (loss) in our Chemical Business:

	Three Months Ended March 31,			Percentage
	2016	2015	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$49,774	$71,050	$(21,276)	(30.0)%
Industrial acids and other chemical products	36,868	42,651	(5,783)	(13.6)%
Mining products	9,827	16,969	(7,142)	(42.1)%
Other products	536	1,084	(548)	(50.6)%
Total Chemical	$97,005	$131,754	$(34,749)	(26.4)%
Gross profit (loss) - Chemical	$(6,961)	$20,232	$(27,193)	(134.4)%
Gross profit percentage - Chemical (1)	(7.2)%	15.4%	(22.6)%
Operating income (loss) - Chemical	$(10,172)	$16,660	$(26,832)	(161.1)%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the agricultural products of our Chemical Business:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	94,306	116,922	(22,616)	(19)%
HDAN	54,548	64,000	(9,452)	(15)%
Ammonia	36,644	30,766	5,878	19%
Other	4,738	3,406	1,332	39%
Total	190,236	215,094	(24,858)	(12)%

	Three Months Ended March 31,			Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$192	$269	$(77)	(29)%
HDAN	$281	$360	$(79)	(22)%
Ammonia	$342	$526	$(184)	(35)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric acid	140,530	130,737	9,793	7%
LDAN/HDAN	19,562	27,153	(7,591)	(28)%
AN Solution	22,427	23,256	(829)	(4)%
Ammonia	7,673	8,418	(745)	(9)%
Total	190,192	189,564	628	—%

Net Sales – Chemical

In general, our first quarter 2016 agricultural sales were lower due to lower selling prices for HDAN, UAN and ammonia, and lower sales volumes for HDAN and UAN, which were partially offset by higher sales volumes for ammonia. Industrial and mining sales were lower due to lower product prices tracking the lower published ammonia indices, which were partially offset by higher sales volumes. In addition, natural gas sales prices and volumes declined in the first quarter of 2016 compared to 2015.

•

Agricultural products comprised approximately 51% of the Chemical Business’ net sales for the first quarter 2016 compared to 54% for the same period of 2015.  Agricultural products sales decreased primarily due to lower prices for nitrogen based fertilizers. Compared to 2015 first quarter, the 2016 average agriculture product selling prices per ton were lower by 35%, 29% and 22% for ammonia, UAN and HDAN respectfully.  Sales volumes were lower for HDAN and UAN which were partially offset by higher ammonia sales volumes in the first quarter of 2016 compared to the first quarter of 2015.  HDAN sales volumes were lower because buyers built inventories early in the first quarter of 2015 as compared to the first quarter of 2016.  UAN sales volumes were lower as we sold more favorably priced ammonia at our Pryor Facility.

•

Industrial acids and other chemical products sales decreased as the result of lower product selling prices.  This decrease was partially offset by higher sales volume as more product was available to sell resulting from the production from our nitric acid plant at El Dorado beginning in November 2015.

•

Mining products sales decreased primarily due to the expiration of the Orica Agreement in April 2015, which resulted in lower volumes and lower sales prices from the pass-through of lower ammonia costs to our contractual customers partially offset by increased volumes at our Cherokee Facility.

•

Other products consists of natural gas sales from our working interests in certain natural gas properties.  The decrease in natural gas sales is due to lower realized selling prices out of the Marcellus Shale region combined with lower production volumes in the first quarter of 2016 compared to the same period in 2015 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit (Loss) - Chemical

•

As noted in the table above, our Chemical Business incurred a gross loss of $7.0 million for the first quarter of 2016 compared to gross profit of $20.2 million in the first quarter of 2015.  The decrease in gross profit of $27.2 million was primarily due to a one-time cost of $12.1 million relating to consulting services for the El Dorado project, the loss of the margin contribution relating to the expiration of the Orica Agreement, increased operating costs, lower average selling prices and lower agricultural sales volumes.  The decrease was partially offset by lower overall feedstock costs.  The increase in operating costs relates primarily to start-up and commissioning costs incurred at the El Dorado Facility relating to the expansion project.  Natural gas and ammonia feedstock costs both decreased approximately 33%. The positive impact from lower natural gas prices was partially offset by operating losses incurred from our working interests in certain natural gas properties.

Operating Income (Loss) - Chemical

•

Our Chemical Business operating loss was $10.2 million for the first quarter of 2016, a decrease in operating income of $26.8 million compared to the same period in 2015.  The decrease was the result of the items discussed above.

Climate Control Business

The following table contains certain information about our net sales, gross profit and operating income in our Climate Control Business:

	Three Months Ended March 31,			Percentage
	2016	2015	Change	Change
	(Dollars In Thousands)
Net sales:
Water source and geothermal heat pumps	$38,305	$37,494	$811	2.2%
Hydronic fan coils	15,535	16,475	(940)	(5.7)%
Other HVAC products	12,787	11,229	1,558	13.9%
Total Climate Control	$66,627	$65,198	$1,429	2.2%
Gross profit - Climate Control	$21,173	$19,962	$1,211	6.1%
Gross profit percentage - Climate Control (1)	31.8%	30.6%	1.2%
Operating income - Climate Control	$5,464	$4,312	$1,152	26.7%

(1)	As a percentage of net sales

The following table provides sales by market sector in our Climate Control Business:

	Three Months Ended March 31,
	2016		2015
	(Dollars in Thousands)
		Sector		Sector	Percentage
Sales by Market Sector	Sales	Mix	Sales	Mix	Change
Commercial/Institutional	$58,125	87%	$55,958	86%	4%
Residential	8,502	13%	9,240	14%	(8)%
	$66,627		$65,198		2%

Net Sales – Climate Control

•

Net sales of our water source and geothermal heat pump products increased in the first quarter of 2016 as a result of a 5% increase in our commercial/institutional sales partially offset by an 8% decline in sales of our residential products.  From a commercial/institutional market perspective, gains were primarily seen in the healthcare sector.

•

Net sales of our hydronic fan coils decreased as a result of a decrease in the number of units sold partially offset by an increase in the average unit selling price related to favorable product mix.  From a vertical market perspective, the decline was primarily in the hospitality and multi-family sectors, partially offset by an increase in the education sector.

•

Net sales of our other HVAC products increased primarily due to higher sales of our large custom air handlers, partially offset by a decrease in our modular chillers sales.  The increase in our large custom air handler products was primarily related to the higher beginning backlog compared to the backlog at the beginning of the first quarter of 2015.  The decline in modular chiller sales was the result of requested customer delivery dates being extended further into 2016.  From a vertical market perspective, the increase was primarily related to the healthcare and industrial sectors.

Gross Profit - Climate Control

•

The increase in gross profit and gross profit percentage in our Climate Control Business was primarily the result of the increased sales volume as well as favorable product pricing, generating improved overhead absorption and relatively lower commodity costs (steel, copper, and aluminum) and cost savings realized from our OpEx activities.

Operating Income - Climate Control

•	Operating income in the first quarter of 2016 increased compared to the same period of 2015 due to the improvement in gross profit discussed above.

General Corporate Expenses

General corporate expenses consist of SG&A, other income and other expense that are not allocated to one of our business segments.  General corporate expenses for the first quarter of 2016 were approximately $7.8 million compared to $6.7 million for the same period in 2015.  The increase of approximately $1.1 million primarily relates to an increase of $1.4 million in professional fees related to our review of strategic initiatives and updates to our corporate governance practices and policies. General corporate expenses also increased $0.8 million in compensation primarily relating to the issuance of restricted stock awards and $0.3 million related to one-time fees associated with the downsizing of our Board. These increases were partially offset by a decrease in shareholder related expenses of $1.8 million.

Interest Expense, net

Interest expense for the first quarter of 2016 was $1.4 million compared to $3.4 million for the same period in 2015.  The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $10.0 million capitalized in the first quarter of 2016 compared to $5.6 million capitalized during first quarter of 2015, partially offset by interest expense of approximately $2.0 million associated with additional financing entered into subsequent to the first quarter of 2015.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the first quarter of 2016 was $0.6 million compared to a provision of approximately $4.2 million for the same period in 2015.  The resulting effective tax rate for the first quarters of 2016 and 2015 was 4% and 39%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our operating activities continue to generate positive cash flows through March 31, 2016.  Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the first quarter of 2016:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $14.1 million primarily as the result of a net loss of $14.9 million plus an adjustment of $11.7 million for depreciation, depletion and amortization of PP&E and net cash provided of $17.3 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $104.8 million that consisted primarily of $104.3 million used for expenditures for PP&E primarily for the benefit of our Chemical Business.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $3.0 million and primarily related to net proceeds from long-term financing of $10.0 million partially offset by payments on short-term financing and long-term debt of $5.7 million and payments of debt and equity issuance costs of $1.3 million.

Capitalization

The following is our total current cash and investments, long-term debt and stockholders’ equity:

	March 31,	December 31,
	2016	2015
	(In Millions)
Cash and cash equivalents	$39.5	$127.3
Long-term debt:
Working Capital Revolver Loan	$—	$—
7.75% Senior Secured Notes due 2019	425.0	425.0
12% Senior Secured Notes due 2019	50.0	50.0
Secured Promissory Note due 2016 (1)	14.1	15.9
Secured Promissory Note due 2019	9.9	—
Secured Promissory Note due 2021	16.1	16.1
Secured Promissory Note due 2023	15.0	15.0
Other	6.6	7.1
Unamortized discount and debt issuance costs	(8.2)	(8.7)
Total long-term debt, including current portion, net	$528.5	$520.4
Series E and F redeemable preferred stock	$186.9	$177.3
Total stockholders' equity	$398.1	$421.6

(1)	In April 2016, this note was amended under which $12.0 million of $14.1 million was refinanced. The amended note matures on December 1, 2017.

As of March 31, 2016, our cash totaled $39.5 million.  As discussed in detail below, the total cost to complete the El Dorado expansion is estimated to be in the range of $825 million to $855 million, of which $796 million was spent as of March 31, 2016 with $29 million to $59 million estimated to be spent in the second quarter of 2016.

In February 2016, we received financing of $10 million related to the cogeneration facility equipment in connection with the El Dorado expansion projects.  We are currently in discussions with several parties for further financing as it relates to the cogeneration facilities.

We believe that the combination of our cash, the availability on our revolving credit facility, the additional borrowings discussed above and our cash from operations will be sufficient to fund our anticipated liquidity needs for the remainder of 2016.  Over the long term, we will need to address the liquidity demands that will result on August 1, 2019, when our Senior Secured Notes mature and on August 2, 2019, when our Series E Redeemable Preferred will be redeemable at the election of the holders.  Once we recognize improved operating results from the initiatives discussed in this MD&A (see “—Key Initiatives for 2016” above), we anticipate that our next significant initiative will be to refinance our Senior Secured Notes and our Series E Redeemable Preferred to obtain a lower cost of capital.  We hope this will be accomplished towards the end of 2016 or in 2017.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.

When needed, we plan to use our revolving credit facility to fund operational needs though the remainder of 2016 and believe that even with this additional borrowing, we will meet the minimum fixed charge coverage ratio during the next twelve months.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 - LSB has $425 million aggregate principal amount of the 7.75% Senior Secured Notes and $50 million aggregate principal amount of the 12% Senior Secured Notes currently outstanding.  Interest is to be paid semiannually on February 1st and August 1st.

Working Capital Revolver Loan – LSB and certain of its subsidiaries are party to the Working Capital Revolver Loan, by which the Borrowers may borrow on a revolving basis up to $100 million, based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan will mature on April 13, 2018.

At March 31, 2016, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $69.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Working Capital Revolver Loan), under the Working Capital Revolver Loan, is less than or equal to $12.5 million.  If applicable, this ratio will be measured monthly on a trailing twelve month basis and as defined in the agreement.  As of March 31, 2016, as defined in the agreement, the fixed charge coverage ratio was 2.0 to 1.

Redemption of Series E Redeemable Preferred - At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by us at a redemption price per share equal to the liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value (the “Liquidation Preference”).  Additionally, at our option, we may redeem the Series E Redeemable Preferred at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, we can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

In the event of liquidation, the Series E Redeemable Preferred is entitled to receive its Liquidation Preference before any such distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other Junior Stock. In the event of a change of control, we must make an offer to purchase all of the shares of Series E Redeemable Preferred outstanding at the Liquidation Preference.

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, this accretion has and will continue to impact income (loss) per common share.

Capital Additions

Capital Additions – First Quarter of 2016

Capital additions during the first quarter of 2016 were $96.1 million, including $94.7 million for the benefit of our Chemical Business.  The Chemical Business capital additions included $90.8 million for expansion projects at our El Dorado Facility (which capital additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines), $3.4 million for various major renewal and improvement projects, $0.2 million for the development of natural gas leaseholds, and an additional $0.3 million associated with maintaining compliance with environmental laws, regulations and guidelines not associated with the El Dorado expansion.  Additionally, we incurred $1.0 million in relation to our new Enterprise Resource Planning system (“ERP”).  The capital additions were funded primarily from cash, third-party financing and working capital.  Due to the increase in the amount of capital additions incurred and planned, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase in 2016.

Planned Capital Additions – For the Remainder of 2016

	Planned Capital Additions for the Remainder of 2016
	(In Millions)
Chemical:	Low	High
El Dorado Expansion	$29	$59
Other (1)	36	44
Total Chemical	$65	$103
Climate Control (2)	4	6
Corporate and Other (2)	3	5
	$72	$114

(1)	Includes cost associated with renewal and improvement projects, environmental projects and the development of natural gas leaseholds, some of which may be deferred.
(2)	Includes cost associated with savings initiatives, new market development, and other capital projects.

Included in planned capital expenditures for the remainder of 2016 is capitalized interest of approximately $4.1 million. The planned capital expenditures for Corporate and Other are primarily for our ERP implementation project.

The planned capital expenditures include investments that we anticipate making for expansion and development projects, environmental requirements, and major renewal and improvement projects.  Beyond the completion of our El Dorado expansion projects, specific capital projects are less identifiable but, beginning in 2017, are expected to range between $40 million to $60 million per year at our chemical facilities for ongoing capital maintenance, including environmental compliance, major renewal and improvement projects, and other capital projects, and approximately $21 million for the remainder of 2016 through 2019 to fully develop our natural gas working interests.

Our El Dorado Expansion

Our El Dorado Facility has certain expansion projects underway, of which a portion has been completed.  These expansion projects include an ammonia plant; a new 65% strength nitric acid plant and concentrator; and other support infrastructure, all of which were analyzed and evaluated based on their forecasted return on investment.  The expected costs of these projects are outlined below, and their planned amounts are included in the table above.

	Planned Capital Additions
	Capitalized	For the Remainder
	To Date	of the Project			Total
		(In Millions)
Ammonia Plant	$496		$14			$510
Nitric Acid Plant and Concentrator	124		—			124
Other Support Infrastructure	124		11			135
Capitalized Interest	52		4			56
Contingency	—	$—		$30	$—		$30
	$796	$29		$59	$825		$855

Our El Dorado Facility produces nitric acid, HDAN and LDAN from purchased ammonia, which is currently at a cost disadvantage compared to products produced from natural gas.  The El Dorado Facility historically purchased 600-700 tons of ammonia per day when operating at full capacity.  We are constructing a 1,150 ton per day ammonia plant at the El Dorado Facility, which we believe will eliminate the cost disadvantage, increase capacity, and improve efficiency of the El Dorado Facility.  This plant is expected to be operational in May of 2016.

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

As the result of the completion of the various capital projects included in the El Dorado expansion, the capitalization of interest to these capital projects will cease.  That combined with the issuance of the 12% Senior Secured Notes, will increase interest expense and impact our future operating results.

Expenses Associated with Environmental Regulatory Compliance

Our Chemical Business is subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, our Chemical Business incurred expenses of $1.1 million during the first quarter of 2016 in connection with maintaining environmental regulatory compliance.  For the remainder of 2016, we expect to incur an additional $3.6 million to $4.1 million of these expenses.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  However, our Board has not made a decision whether or not to pay such dividends on our common stock in 2016.  Also see the discussion below concerning certain limitations related to paying dividends on our common stock.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually, commencing May 1, 2016, in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, when approved by our Board, of $70.00 per share for the aggregate semi-annual dividend of $14.7 million.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2016, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $9.6 million.

Dividends on the Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and the Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”) are payable annually, only when declared by our Board, as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

As of March 31, 2016, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.1 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

We believe chemical products sold by our Chemical Business to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are not.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed.  As a result, our Chemical Business typically increases its inventory of HDAN prior to the beginning of each planting season.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2016, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2016.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2015 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 to Condensed Consolidated Financial Statements and the lawsuit styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 8. It is reasonably possible that the estimates and assumptions utilized as of March 31, 2016 could change in the near-term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our 2015 Form 10-K, we had certain contractual obligations as of March 31, 2015, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,
•	Series E Redeemable Preferred,
•	dividends accrued on Series E Redeemable Preferred,
•	interest payments on long-term debt,
•	El Dorado facility expansion projects,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment,
•	firm purchase commitments and,
•	other contractual obligations.

During the first quarter of 2016, we entered into contracts to purchase 1.1 million MMBtu of natural gas through December 2016, which contracts are included in the discussion in Note 8, and we entered into new and amended loan agreements as discussed above under “Liquidity and Capital Resources”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of copper, steel, ammonia and natural gas, changes in market interest rates, and changes in market currency exchange rates.

Forward Sales Commitments Risk

Periodically, our Chemical and Climate Control Businesses enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At March 31, 2016, we had no embedded losses associated with sales commitments with firm sales prices relating to our Chemical Business.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  Our Chemical Business periodically enters into contracts to purchase natural gas for anticipated production needs.  Generally these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At March 31, 2015, approximately 611,000 MMBtus’ of natural gas derivatives did not meet the definition of a normal purchase and sale and therefore a $0.10 change in natural gas price would have a minimal impact on income from continuing operations.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2016, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $29 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2016, at the reasonable assurance level.

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

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;
•	future liquidity outlook;
•	the construction and sales outlook for the markets we serve and the products we sell in the Climate Control Business;
•	the outlook of our chemical products and related markets;
•	the amount, timing and impact on the nitrogen market from the current nitrogen expansion projects;
•	demand for our geothermal products;
•	the impact from the lack of non-seasonal volume in the Chemical Business;
•	competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	outlook for the coal industry;
•	availability of raw materials;
•	the result of our product and market diversification strategy for our Chemical Business;
•	leadership positions in certain product categories for our Climate Control Business;
•	shipment of backlog;
•	the impact from the ongoing Operational Excellence activities;
•	the results of our strategy for our Climate Control Business;
•	geothermal technology being one of the most energy efficient;
•	eliminating our external ammonia purchase requirements;
•	changes in domestic fertilizer production;
•	increasing output and capacity of our existing production facilities;
•	ability to moderate risk inherent in agricultural markets;
•	stimulating sales of our geothermal heat pump products, and other “green” products;
•	eliminating the current ammonia cost disadvantage;
•	improved sales in 2016 for our Climate Control Business;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	completing the ERP;
•	completing the El Dorado expansion;
•	the results from the El Dorado expansion;
•	cost of our capital projects;
•	ability to pass to our customers cost increases in the form of higher prices;
•	sufficient sources for materials and components;

•	ability to obtain ammonia from other sources;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	when Turnarounds will be performed and completed;
•	costs of Turnarounds during 2016;
•	expenses in connection with environmental projects;
•	estimated accrued warranty costs could change in the near and long term;
•	projected warranty costs;
•	the impact of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	benefits from the El Dorado expansion;
•	ability to comply with debt servicing and covenants;
•	ability to meet debt maturities or redemption obligations when due; and
•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign,
•	material reduction in revenues,
•	material changes in interest rates,
•	ability to collect in a timely manner a material amount of receivables,
•	increased competitive pressures,
•	adverse effect on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery act, or in interpretation of such,
•	releases of pollutants into the environment exceeding our permitted limits,
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us,
•	the requirement to use internally generated funds for purposes not presently anticipated,
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future,
•	substantial existing indebtedness;
•	material changes in the cost of certain precious metals, ammonia, natural gas, copper, steel and purchased components,
•	limitations due to financial covenants;
•	changes in competition,
•	the loss of any significant customer,
•	increase in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans,
•	inability to fund the working capital and expansion of our businesses,

•	problems with product equipment,
•	changes in the production efficiency of our facilities,
•	adverse results in our contingencies including pending litigation,
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	inability to obtain necessary raw materials and purchased components,
•	material increases in cost of raw materials;
•	material changes in our accounting estimates,
•	significant problems within our production equipment,
•	fire or natural disasters,
•	inability to obtain or retain our insurance coverage,
•	obtaining necessary permits;
•	third-party financing;
•	risk associated with drilling natural gas wells;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;
•	increase in imported agricultural products;
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors” in our 2015 Form 10-K.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

AN	-	Ammonium nitrate.

ADEQ	-	The Arkansas Department of Environmental Quality.

ARO	-	Asset retirement obligation.

CAO	-	A consent administrative order.

Covestro	-	Formerly Bayer MaterialScience, LLC., the party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Borrowers	-	LSB and certain of its subsidiaries that are party to the Amended Working Capital Revolver Loan.

Chemical Business	-	LSB’s business segment that manufactures and sells nitrogen-based chemical products for the agricultural, industrial, and mining markets.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Climate Control Business	-

LSB’s business segment manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services.

CMFS	-	The Dodge Construction Market Forecasting Service.

DOJ	-	The U.S. Department of Justice.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental Laws	-	Numerous federal, state and local environmental laws.

EPA	-	The U.S. Environmental Protection Agency.

ERP	-	Enterprise resource planning.

GHP	-	Geothermal heat pump.

Golsen Holders	-

Jack E. Golsen, our Executive Chairman of the Board, members of his immediate family, including Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Health Laws	-	Numerous federal, state and local health and safety laws.

KDHE	-	The Kansas Department of Health and Environment.

Liquidation Preference	-	The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million Metric British thermal units.

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Orica	-	Orica International Pte Ltd.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The $210 million 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions equal to 456,225 shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 4,559,971 shares of our common stock.

7.75% Senior Secured Notes	-	The $425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019.

12% Senior Secured Notes	-	The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

Warrant	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10.

Working Capital Revolver Loan	-	The senior secured revolving credit facility.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

The Company is from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS.  For further discussion of legal matters affecting the Company, see “Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2015 Form 10K, filed with the SEC on February 29, 2016, for our discussion regarding risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i)	Restated Certificate of Incorporation, as amended, which the Company hereby incorporates by reference from	Exhibit 3(i).1 to the Company’s Form 10-K for the fiscal year ended December 31, 2012, filed February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1	Form of Incentive Stock Option Agreement of LSB Industries, Inc.	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016

4.2	Form of Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.3 to the Company’s Form 8-K, filed January 8, 2016

10.1(a)	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION ON MAY 4, 2016 WHEREBY THE COMPANY REQUESTS CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.2*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2016

10.3*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed January 21, 2016

10.4*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25(a) to the Company’s Form 10-K, filed February 29, 2016

10.5*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26(a) to the Company’s Form 10-K, filed February 29, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

31.1(a)	Certification of Daniel D. Greenwell , Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 4th day of May 2016.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)