Form 10-Q
period 2016-06-30
LSB INDUSTRIES INC
filed 2016-08-08
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 27,935,492 shares as of August 1, 2016.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2016 is unaudited)

	June 30,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$22,836	$127,195
Accounts receivable, net	43,410	49,601
Inventories:
Finished goods	15,860	19,029
Raw materials	2,930	5,428
Total inventories, net	18,790	24,457
Supplies, prepaid items and other:
Prepaid insurance	4,470	10,563
Precious metals	10,617	12,918
Supplies	21,661	18,681
Prepaid and refundable income taxes	7,387	6,811
Other	3,192	4,701
Total supplies, prepaid items and other	47,327	53,674
Deferred income taxes	5,718	4,774
Current assets held for sale	114,468	72,996
Total current assets	252,549	332,697

Property, plant and equipment, net	1,093,609	978,709

Intangible and other, net	15,756	16,640

Noncurrent assets held for sale	—	33,781
	$1,361,914	$1,361,827

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2016 is unaudited)

	June 30,	December 31,
	2016	2015
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$72,987	$87,999
Short-term financing	3,666	9,119
Accrued and other liabilities	35,603	39,808
Revolving credit facility	30,907	—
Current portion of long-term debt	15,173	22,468
Current liabilities held for sale	47,289	32,526
Total current liabilities	205,625	191,920

Long-term debt, net	513,505	497,954

Noncurrent accrued and other liabilities	9,223	8,786

Noncurrent liabilities held for sale	—	12,136

Deferred income taxes	31,681	52,179

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued and outstanding; aggregate liquidation preference of $227,266,000 ($212,287,000 at December 31, 2015)	196,735	177,272
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued (27,131,724 shares at December 31, 2015)	3,128	2,713
Capital in excess of par value	192,152	192,249
Retained earnings	228,837	248,150
	427,117	446,112
Less treasury stock, at cost:
Common stock, 3,317,503 shares (3,735,503 shares at December 31, 2015)	21,972	24,532
Total stockholders' equity	405,145	421,580
	$1,361,914	$1,361,827

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30,		June 30,
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands, Except Per Share Amounts)
Net sales	$109,982	$125,503	$208,954	$259,103
Cost of sales	107,853	112,887	212,989	225,688
Gross profit (loss)	2,129	12,616	(4,035)	33,415

Selling, general and administrative expense	10,874	14,546	21,768	25,746
Other expense (income), net	138	(333)	389	(491)
Operating income (loss)	(8,883)	(1,597)	(26,192)	8,160

Interest expense, net	6,446	2,229	7,796	5,626

Non-operating other income, net	(3,970)	(45)	(2,014)	(80)
Income (loss) from continuing operations before provision (benefit) for income taxes	(11,359)	(3,781)	(31,974)	2,614

Provision (benefit) for income taxes	(3,671)	(907)	(8,521)	1,251
Income (loss) from continuing operations	(7,688)	(2,874)	(23,453)	1,363

Income from discontinued operations, including taxes	22,779	3,291	23,603	5,703
Net income	15,091	417	150	7,066

Dividends on convertible preferred stocks	75	—	150	300
Dividend on Series E redeemable preferred stock	7,629	—	14,979	—
Accretion of Series E redeemable preferred stock	2,241	—	4,484	—
Net income attributable to participating securities	91	—	—	—
Net income (loss) attributable to common stockholders	$5,055	$417	$(19,463)	$6,766

Income (loss) per common share:
Basic:
Loss from continuing operations	$(0.70)	$(0.13)	$(1.81)	$0.05
Income from discontinued operations, including taxes	0.90	0.15	0.99	0.25
Net income (loss)	$0.20	$0.02	$(0.82)	$0.30

Diluted:
Loss from continuing operations	$(0.70)	$(0.13)	$(1.81)	$0.05
Income from discontinued operations, including taxes	0.90	0.15	0.99	0.24
Net income (loss)	$0.20	$0.02	$(0.82)	$0.29

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Six Months Ended June 30, 2016

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2015	27,132	$3,000	$2,713	$192,249	$248,150	$(24,532)	$421,580
Net income					150		150
Dividend accrued on redeemable preferred stock					(14,979)		(14,979)
Accretion of redeemable preferred stock					(4,484)		(4,484)
Stock-based compensation				2,921			2,921
Exercise of stock options	45		4	367			371
Exercise of warrants	4,104		411			(411)	—
Restricted stock granted from treasury stock				(2,971)		2,971	—
Excess income tax detriment associated with stock-based compensation				(414)			(414)
Balance at June 30, 2016	31,281	$3,000	$3,128	$192,152	$228,837	$(21,972)	$405,145

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In Thousands)
Cash flows from continuing operating activities
Net income	$150	$7,066
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Income from discontinued operations, including taxes	(23,603)	(5,703)
Deferred income taxes	(8,633)	2,503
Depreciation, depletion and amortization of property, plant and equipment	24,618	16,711
Other	1,275	540
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(4,233)	3,105
Inventories	7,352	2,965
Prepaid insurance	4,566	6,420
Prepaid and accrued income taxes	(576)	4,449
Other supplies, prepaid items and other	(561)	(2,369)
Accounts payable	17,664	(3,292)
Customer deposits	(558)	(3,989)
Other current and noncurrent liabilities	6,783	314
Net cash provided by continuing operating activities	24,244	28,720

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(170,057)	(156,981)
Proceeds from short-term investments	—	14,500
Purchases of short-term investments	—	(25,000)
Proceeds from noncurrent restricted cash and cash equivalents	—	45,969
Proceeds from noncurrent restricted investments	—	25,000
Other investing activities	1,058	(566)
Net cash used by continuing investing activities	(168,999)	(97,078)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	55,907	1,800
Payments on revolving debt facility	(25,000)	(1,800)
Proceeds from other long-term debt, net of fees	14,751	16,047
Payments on other long-term debt	(7,639)	(5,742)
Payments of debt issuance costs	(543)	(109)
Payments of issuance costs relating to preferred stocks and warrants	(785)	—
Payments on short-term financing	(4,783)	(6,324)
Proceeds from exercises of stock options	371	1,638
Excess income tax benefit associated with stock-based compensation	—	80
Dividends paid on convertible preferred stocks	—	(300)
Net cash provided by continuing financing activities	32,279	5,290
Cash flows of discontinued operations:
Net cash provided by operating activities	10,512	13,436
Net cash used by investing activities	(1,025)	(1,887)
Net cash used by financing activities	(1,370)	(826)
Net cash provided by discontinued operations	8,117	10,723
Net decrease in cash and cash equivalents	(104,359)	(52,345)

Cash and cash equivalents at beginning of period	127,195	184,996
Cash and cash equivalents at end of period	$22,836	$132,651

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

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements.  We are engaged in the manufacture and sale of chemical products.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  Our ownership of working interests in natural gas properties is accounted for as an undivided interest, whereby we reflect our proportionate share of the underlying assets, liabilities, revenues and expenses. Our working interest represents our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while our net revenue interest represents our share of the revenues from the sale of natural gas.  The net revenue interest is less than our working interest as the result of royalty interest due to others. We are not the operator of these natural gas properties.  All material intercompany accounts and transactions have been eliminated.

On May 11, 2016, LSB, Consolidated Industries L.L.C., a direct, wholly owned subsidiary of LSB (“Consolidated”), and Climate Control Group, Inc., a direct, wholly owned subsidiary of Consolidated and an indirect subsidiary of LSB (the “Climate Control Group”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NIBE Industrier AB (publ), and NIBE Energy Systems Inc., an indirect wholly owned subsidiary of NIBE  Industrier AB (together as “NIBE”) pursuant to which LSB, through Consolidated, agreed to sell to NIBE all of the outstanding shares of stock of the Climate Control Group for a total of approximately $364 million, subject to closing and post-closing adjustments which, was completed on July 1, 2016.  The Climate Control Group conducts LSB’s Climate Control Business (the “Climate Control Business”).  The assets and liabilities of Climate Control Business have been segregated and reported as held for sale as of June 30, 2016.  Furthermore, the operating activities of Climate Control Business have been segregated and reported as discontinued operations for all periods presented.  Our financial statements and footnotes reflect our results from continuing operations unless otherwise noted.  See Note 2-Discontinued Operations.  In addition, see Note 15-Subsequent Event for further discussion of this sale.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six-month periods ended June 30, 2016 and 2015 include all adjustments and accruals, consisting of normal, recurring accrual adjustments (except otherwise disclosed), which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Income Taxes – For transactions structured as a sale of assets, the deferred taxes associated with those individual assets and liabilities, as well as any deferred taxes associated with the outside basis difference, would continue to be classified with our other deferred tax assets and liabilities rather than in the assets and liabilities held for sale balance sheet line items as such deferred taxes are not transferred with the sale.  For transactions structured as a sale of stock, the deferred taxes associated with outside basis differences are classified with our other deferred tax assets and liabilities as such deferred taxes are not transferred with the sale.

Redeemable Preferred Stocks - Our redeemable preferred stocks contain contingent redemption features that are outside of our control and are classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E cumulative, redeemable Class C preferred stock (the “Series E Redeemable Preferred”) required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  The amount of accretion was recorded to retained earnings.  See Note 15-Subsequent Event.

Income (Loss) per Common Share - Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently returnable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Certain securities (Series E Redeemable Preferred and restricted stock units) participate in dividends declared on our common stock and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted income per common share during periods of net income. For periods we incur a net loss, no loss is allocated to participating securities because they have no contractual obligation to share in our losses. Diluted loss per common share is computed after giving consideration to the dilutive effect of our potential common stock instruments that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  In addition, the FASB has issued various ASUs further amending revenue recognition guidance, which includes ASU 2016-08, 2016-10, 2016-11 and 2016-12.  The effective date of this ASU for us is January 1, 2018, with the option to adopt a year earlier.  This ASU allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  We are currently evaluating the transition method that will be elected.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. This ASU is effective for us on January 1, 2017 and will be applied prospectively.  We currently do not expect a significant impact from adopting this ASU.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), creates Topic 842, Leases, and supersedes the lease requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU is effective for us on January 1, 2018 but early adoption is permitted. This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

The FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. This ASU includes multiple provisions intended to simplify various aspects of the accounting for share based payments.  This ASU is effective for us on January 1, 2017 and adoption will be applied prospectively with any adjustments reflected as of the beginning of the fiscal year.  We are currently evaluating the impact of this guidance, if any, on our consolidated financial statements and related disclosures.

Correction and Reclassifications

A previously reported correction and certain reclassifications made to our condensed consolidated statement of operations for the three and six months ended June 30, 2015 are as follows:

	Condensed Consolidated Statement of Operations Three Months Ended June 30, 2015
	As Previously Reported	Adjustments / Reclassifications (1)	Adjustments / Reclassifications (2)	As Adjusted
	(In Thousands)
Net sales	$182,659	$9,686	$(66,842)	$125,503
Cost of sales	$147,777	$11,871	$(46,761)	$112,887
Gross profit	$34,882	$(2,185)	$(20,081)	$12,616
Selling, general and administrative expense	$32,025	$(1,699)	$(15,780)	$14,546
Provision for losses on accounts receivable	$491	$(486)	$(5)	$—

	Condensed Consolidated Statement of Operations Six Months Ended June 30, 2015
	As Previously Reported	Adjustments / Reclassifications (1)	Adjustments / Reclassifications (2)	As Adjusted
	(In Thousands)
Net sales	$376,517	$14,626	$(132,040)	$259,103
Cost of sales	$299,276	$18,409	$(91,997)	$225,688
Gross profit	$77,241	$(3,783)	$(40,043)	$33,415
Selling, general and administrative expense	$60,216	$(3,267)	$(31,203)	$25,746
Provision for losses on accounts receivable	$513	$(516)	$3	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

(1)

Previously Reported Correction and Reclassifications – As discussed in our significant accounting policies note to our audited consolidated financial statements included in the 2015 Form 10-K, in the fourth quarter of 2015, we corrected and reclassified certain shipping and handling costs associated with our Chemical operation.  In addition, we reclassified the provision for losses on accounts receivable to selling, general and administrative expenses (“SG&A”).  We revised our condensed consolidated statement of operations for the three and six months ended June 30, 2015 to conform to the current presentation as summarized in the table above.

(2)

Discontinued Operation Reclassifications – As discussed in Note 2-Discontinued Operations, the Climate Control Business met the criteria to be reported as held for sale during the second quarter of 2016.  As a result, the activities of the Climate Control Business have been segregated from continuing operations and reported as discontinued operations for all periods presented. In the table above, we included the reclassifications associated with discontinued operations for the line items impacted by item (1) above.

Note 2: Discontinued Operations

As discussed in Note 1, on May 11, 2016, LSB and Consolidated entered into a definitive agreement with NIBE to sell all of the common stock of the Climate Control Group.  Therefore, the assets and liabilities of the Climate Control Group are classified as held for sale at June 30, 2016.  See Note 15-Subsequent Event.

The carrying amounts of the assets and liabilities of the Climate Control Group, are as follows:

	June 30,	December 31,
	2016	2015
	(In Thousands)
Cash and cash equivalents	$4,368	$119
Accounts receivable, net	50,328	43,001
Inventories, net	25,376	28,780
Other current assets	366	1,096
Property, plant and equipment, net	25,857	26,779
Intangible and other, net	8,173	7,002
Total assets classified as held for sale	114,468	106,777
Less noncurrent assets classified as held for sale	—	33,781
Current assets classified as held for sale	$114,468	$72,996

Accounts payable	18,622	20,003
Current and noncurrent accrued and other liabilities	28,667	24,659
Total liabilities classified as held for sale	47,289	44,662
Less noncurrent liabilities classified as held for sale	—	12,136
Current liabilities classified as held for sale	$47,289	$32,526

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations (continued)

Summarized results of discontinued operations are as follows for:

	June 30,
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
	(In Thousands)
Net sales	$71,982	$66,842	$138,609	$132,040
Cost of sales	47,724	46,761	93,178	91,997
Selling, general and administrative expense	17,301	15,785	32,719	31,200
Transaction costs	1,985	—	2,535	—
Interest expense	—	1	—	2
Other expense (income), net	(25)	138	117	249
Income from operations of discontinued operations	4,997	4,157	10,060	8,592
Provision (benefit) for income taxes (1)	(17,782)	866	(13,543)	2,889
Income from discontinued operations, including taxes	$22,779	$3,291	$23,603	$5,703

(1)

The structure of the Climate Control Business sale will allow for additional tax basis to be recovered than was previously recorded as a deferred tax asset.  The tax benefit associated with this additional tax basis was recorded in discontinued operations in the second quarter consistent with the period the Climate Control Business subsidiaries were designated as held for sale.

Summarized condensed cash flow information of discontinued operations is as follows:

	June 30,
	2016	2015
	(In Thousands)
Deferred income taxes	$(12,809)	$967
Depreciation and amortization of property, plant and equipment	$1,607	$2,325
Stock-based compensation	$573	$643
Expenditures for property, plant and equipment	$273	$426
Software and software development costs	$675	$1,286

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income	$15,091	$417	$150	$7,066
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(7,629)	—	(14,979)	—
Dividend and dividend requirements on Series B Preferred	(60)	—	(120)	(240)
Dividend and dividend requirements on Series D Preferred	(15)	—	(30)	(60)
Accretion of Series E Redeemable Preferred	(2,241)	—	(4,484)	—
Net income attributable to participating securities	(91)	—	—	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	5,055	417	(19,463)	6,766
Dividends on convertible preferred stocks assumed to be converted, if dilutive	—	—	—	—
Numerator for diluted net income (loss) per common share	$5,055	$417	$(19,463)	$6,766

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	25,240,224	22,747,925	23,822,768	22,711,534
Effect of dilutive securities:
Stock options	—	—	—	108,151
Dilutive potential common shares	—	—	—	108,151

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	25,240,224	22,747,925	23,822,768	22,819,685

Basic net income (loss) per common share:
Loss from continuing operations	$(0.70)	$(0.13)	$(1.81)	$0.05
Income from discontinued operations, including taxes	0.90	0.15	0.99	0.25
Net income (loss)	$0.20	$0.02	$(0.82)	$0.30

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.70)	$(0.13)	$(1.81)	$0.05
Income from discontinued operations, including taxes	0.90	0.15	0.99	0.24
Net income (loss)	$0.20	$0.02	$(0.82)	$0.29

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable during the three and six months ended June 30, 2016.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Convertible preferred stocks	916,666	916,666	916,666	916,666
Stock options	517,273	860,370	538,220	698,561
Restricted stock and stock units	989,484	—	911,563	—
Series E Redeemable Preferred - embedded derivative	456,225	—	456,225	—
	2,879,648	1,777,036	2,822,674	1,615,227

Note 4: Inventories

At June 30, 2016 and December 31, 2015 because costs exceeded the net realizable value, inventory adjustments were $1,146,000 and $2,832,000, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2016	2015
	(In Thousands)
Accrued interest	$16,498	$14,784
Accrued payroll and benefits	7,872	4,521
Series E Redeemable Preferred - embedded derivative	1,865	3,308
Accrued death and other executive benefits	4,251	4,604
Accrued health insurance and worker compensation claims	3,133	2,996
Customer deposits	1,572	2,130
Other	9,635	16,251
	44,826	48,594
Less noncurrent portion	9,223	8,786
Current portion of accrued and other liabilities	$35,603	$39,808

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our facilities, including the disposal of waste water generated at certain of these facilities.  Additionally, we have certain facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable.  As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, we own working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the obligation is incurred which is typically when the well is completed.  At June 30, 2016 and December 31, 2015, our accrued liability for AROs was $287,000 and $281,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt

Our revolving credit facility and long-term debt consists of the following:

	June 30,	December 31,
	2016	2015
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$30,907	$—
7.75% Senior Secured Notes due 2019 (B)	425,000	425,000
12% Senior Secured Notes due 2019 (B)	50,000	50,000
Secured Promissory Note due 2017, with a current interest rate of 3.69% (C)	10,804	15,856
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	9,667	—
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	15,716	16,189
Secured Promissory Note due 2023, with a current interest rate of 4.72% (F)	19,635	15,000
Other, with a current weighted-average interest rate of 4.50%, most of which is secured primarily by machinery and equipment	5,546	7,103
Unamortized discount and debt issuance costs	(7,690)	(8,726)
	559,585	520,422
Less revolving credit facility and current portion of long-term debt	46,080	22,468
Long-term debt due after one year, net	$513,505	$497,954

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), which matures on April 13, 2018, provides advances up to $100 million, based on specific percentages of eligible accounts receivable and inventories and up to $15 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  See Note 15-Subsequent Event.

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

(C) On April 1, 2016, Zena Energy L.L.C. (“Zena”), one of our subsidiaries, entered into the second amended and restated note (the “Amended Note”) with its original lender.  Principal and interest are payable in 20 monthly installments with the first installment made on May 1st.  Interest is based on the LIBOR rate plus 300 basis points and the terms of which were not changed by this amendment.  The Amended Note matures on December 1, 2017.  The Amended Note continues to be secured by certain working interests and related properties and proceeds.

(D) On February 5, 2016, El Dorado Chemical Company (“EDC”), one of our subsidiaries, entered into a secured promissory note (the “Secured Promissory Note due 2019”) for an original principal amount of $10 million that matures on June 29, 2019. Principal and interest are payable in 40 equal monthly installments with a final balloon payment of approximately $6.7 million.  The Secured Promissory Note due 2019 is secured by the cogeneration facility equipment and is guaranteed by LSB.

(E) EDC’s Secured Promissory Note due 2021 matures on March 26, 2021.  This note required interest only monthly payments for the first 12 months of the term (through April 2016) and then principal and interest monthly payments through the remaining term. This note is secured by a natural gas pipeline constructed at the El Dorado Facility and is guaranteed by LSB.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt (continued)

(F) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a secured promissory note (the “Secured Promissory Note due 2023”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  On May 13, 2016 (the “Loan Conversion Date”), the remainder of the funding of $4.8 million was drawn and the outstanding principal balance of $19.8 million was converted to a seven year secured term loan requiring 83 equal monthly principal and interest payments with a final balloon payment of approximately $6.1 million. This Note bears interest at a rate that is based on the monthly LIBOR rate plus 4.25%.  The Secured Promissory Note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Note 8: Commitments and Contingencies

Termination of UAN supply agreement and new UAN supply agreement – Our subsidiary, Pryor Chemical Company (“PCC”), was party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the urea ammonium nitrate (“UAN”) produced at the Pryor Facility through June 30, 2016 (the “Koch Purchase Agreement”).  On March 1, 2016, PCC provided notice of termination under the Koch Purchase Agreement, terminating the agreement effective May 31, 2016.  On March 3, 2016, PCC entered into a UAN Purchase and Sale Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), which became effective June 1, 2016 (the “CVR Purchase Agreement”).  Under the CVR Purchase Agreement, CVR will have the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC in excess of the needs of PCC or its affiliates, which shall be no more than 30,000 tons per year and no more than 10,000 tons in any calendar quarter.   If CVR fails to take delivery of certain tons of UAN produced at the PCC and such failure causes PCC’s storage capacity to be more than 75% utilized or the production unit at the PCC to be slowed down, shut-down or idled, PCC may immediately sell such unpurchased product to a third-party without restriction.

The initial term of the CVR Purchase Agreement is for three years and automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least twelve months prior to the end of term in effect.  However, CVR may unilaterally terminate the CVR Purchase Agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the CVR Purchase agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

Natural Gas Purchase Commitments – See Note 9 – Derivatives, Hedges, Financial Instruments and Carbon Credits for discussion of our commitments relating to derivative contracts and carbon credits (accounted for on a mark-to-market basis).  At June 30, 2016, our natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 10.4 million MMBtu of natural gas.  These contracts extend through June 2018 at a weighted-average cost of $2.97 per MMBtu ($30.7 million) and a weighted-average market value of $2.69 per MMBtu ($27.9 million).

Legal Matters - Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (collectively, the “Environmental and Health Laws”). In particular, the manufacture, production and distribution of products activities that entail environmental and public health risks and impose obligations under the Environmental and Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental and Health Laws and related enforcement policies have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.  Further, a number of our facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others. We are responsible for our working interest proportionate share of the costs involved.  As of June 30, 2016, our accrued liabilities for environmental matters totaled $265,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 - Asset Retirement Obligations.

1. Discharge Water Matters

Each of our manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water (rain water inside the facility area that may pick up contaminants) and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S. Environmental Protection Agency (the “EPA”). These permits limit the type and amount of effluents that can be discharged and control the method of such discharge. The following are discharge water matters in relation to the respective state discharge water permits.

Our facility located in Pryor, Oklahoma (the “Pryor Facility”) holds a permit to inject wastewater into an on-site well that is valid until 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed and PCC may have to find an alternative means of disposal after the permit expires.  PCC is continuing to discuss disposal possibilities both internally and with the ODEQ.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations through 2010 of EDC’s 2004 NPDES discharge water permit. The DOJ advised that action would also be taken for alleged violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established at June 30, 2016.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2016, in connection with this matter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

2. Air Matters

PCC has been advised that the ODEQ is conducting an investigation into whether the Pryor Facility is in compliance with certain rules and regulations of the ODEQ and whether PCC’s reports of certain air emissions primarily in 2011 were intentionally reported incorrectly to the ODEQ.  PCC has cooperated with the ODEQ in connection with this investigation. As of June 30, 2016, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3. Other Environmental Matters

During 2013, the EPA conducted a risk management inspection of our Cherokee Facility.  During 2014, our Cherokee Facility received a notice of violation from the EPA as a result of the inspection, which listed eleven alleged violations.  Under the final consent order received in March 2016 approving the settlement agreement, we agreed to pay a penalty in the form of providing approximately $100,000 to purchase emergency response equipment for the local first responders plus a civil penalty to the EPA of approximately $26,000, which both penalties have been paid.

In 2002, two of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property.  Even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations.  Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and develop a corrective action strategy based on the investigation.  In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

B. Other Pending, Threatened or Settled Litigation

In April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage.  West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC, purchasing AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.  In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al., in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, which carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn.  Subsequently, we and EDC have entered into a confidential settlement agreement with several plaintiffs that had claimed wrongful death and bodily injury.  A portion of these settlements were paid by the insurer during 2015 and in the first half of 2016.  While these settlements resolve the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2016, no liability reserve has been established in connection with this matter but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2016.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

In September 2015, we and El Dorado Ammonia L.L.C. (“EDA”) received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination in the sum of approximately $18 million.  Leidos reports that it made an estimated $6 million payment to Global on or about September 11, 2015, and EDA paid Leidos approximately $3.5 million relating to work performed by subcontractors of Global.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.  EDA intends to monitor the Leidos audit, and conduct its own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute.  LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility. In January 2016, El Dorado, Leidos and Global reached an agreement whereby the approximately $3.6 million claims of Leidos’ remaining unpaid subcontracts, vendors and suppliers will be paid (and these suppliers and subcontractors will in turn issue releases of their respective claims and liens).  In addition, Global will reduce the value of its claim as against Leidos, and its lien amount as against the Project by a like amount. After all such lower tier supplier and subcontractors are satisfied, the Global claim and lien amount will be reduced to approximately $5 million.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., where in Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts and we intend to vigorously defend against the allegation made by Global.  No liability has been established in connection with the remaining $5 million claim.  In addition, LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At June 30, 2016, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts and a foreign exchange contract.  For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices.  At June 30, 2016, the valuation inputs included the contractual weighted-average cost of $2.97 per MMBtu and the estimated weighted-average market value of $3.05 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. At June 30, 2016, the valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.11 (U.S. Dollar/Euro).  No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At June 30, 2016 and December 31, 2015, the valuations ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3.  At June 30, 2016, the valuation was based on a recent purchase price by one of our customers. The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  At June 30, 2016, the valuation of the embedded derivative is classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the instruments discussed above.

Commodities Contracts

Raw materials for use in our manufacturing processes include natural gas.  As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis.  At June 30, 2016, our futures/forward natural gas contracts subject to mark-to-market accounting were minimal.  At December 31, 2015, our futures/forward natural gas contracts included 1,820,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.35 per MMBtu.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our subsidiaries purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates.  At June 30, 2016 and December 31, 2015, our foreign exchange contract was for the receipt of approximately 100,000 Euros and 280,000 Euros, respectively, through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro). These contracts are free-standing derivatives and are accounted for on a mark-to-market basis.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

In February 2011, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 and ended on March 31, 2016.  This contract was a free-standing derivative and was accounted for on a mark-to-market basis.  During the six months ended June 30, 2016 and 2015, no cash flows occurred relating to the purchase or sale of interest rate contracts.  The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of our agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At December 31, 2015, we had approximately 495,000 carbon credits (minimal at June 30, 2016), all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Embedded Derivative

The embedded derivatives relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value as discussed in Note 11, has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of entering into the Stock Purchase Agreement relating to the subsequent sale of the Climate Control Business, the fair value of the contingent redemption feature at June 30, 2016 was based on the difference in value between the Series E Redeemable Preferred with and without the feature, considering discounted cash flow models that calculate the present value of future cash flows under probability-weighted redemption scenarios discounted at the estimated current market yield for the Series E Redeemable Preferred.  The contingent redemption feature was an asset partially offsetting the liability relating to the participation rights. At June 30, 2016 and December 31, 2015, the fair value of the participation rights was based on the equivalent of 456,225 shares of our common stock at $12.08 and $7.25 per share, respectively.

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

		Fair Value Measurements at June 30, 2016 Using
Description	Total Fair Value at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2015
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts (1)	$36	$—	$36	$—	$195
Carbon credits	6	—	—	6	1,154
Foreign exchange contracts	—	—	—	—	—
Total	$42	$—	$36	$6	$1,349
Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts (1)	$(36)	$—	$(36)	$—	$(202)
Contractual obligations - carbon credits	(6)	—	—	(6)	(1,154)
Embedded derivative	(1,865)	—	—	(1,865)	(3,308)
Interest rate contracts	—	—	—	—	(126)
Foreign exchange contracts	—	—	—	—	(6)
Total	$(1,907)	$—	$(36)	$(1,871)	$(4,796)

(1)

At June 30, 2016 and December 31, 2015, $36,000 and $195,000, respectively, are subject to an agreement that allows net settlement of contracts related to natural gas commitments; however, we have chosen to present the fair values of our commodities contracts under master netting agreements using a gross fair value presentation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  As discussed above under “Embedded Derivative”, as the result of entering into the Stock Purchase Agreement relating to the subsequent sale of the Climate Control Business, the valuation of the embedded derivative transferred from Level 2 to Level 3 since the probability increased relating to contingent redemption features requiring the use of significant unobservable inputs.  The classification transfer of this derivative was deemed to occur at the beginning of the second quarter of 2016.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In Thousands)
Beginning balance	$1,214	$2,716	$(1,214)	$(2,716)	$1,154	$2,779	$(1,154)	$(2,779)
Transfers into Level 3	—	—	(5,817)	—	—	—	(5,817)	—
Transfers out of Level 3	—	—	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	—	1,364	4,209	(1,364)	60	1,334	4,149	(1,334)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(1,208)	(31)	—	—	(1,208)	(64)	—	-
Settlements	—	—	951	31	—	—	951	64
Ending balance	$6	$4,049	$(1,871)	$(4,049)	$6	$4,049	$(1,871)	$(4,049)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$1,334	$3,952	$(1,334)	$60	$1,334	$1,383	$(1,334)

Net gains (losses) included in continuing operating results and the statement of operations classifications are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts (1)	$80	$64	$63	$(1,494)
Cost of sales - Undesignated foreign exchange contracts	(7)	29	6	(64)
Other income - Carbon credits	257	1,771	317	1,741
Other expense - Contractual obligations relating to carbon credits	—	(1,771)	(60)	(1,741)
Non-operating other income - embedded derivative	3,952	—	1,443	—
Interest expense - Undesignated interest rate contracts	—	(14)	—	(45)
Total net gains (losses) included in operating results	$4,282	$79	$1,769	$(1,603)

(1)	Net losses of $134,000 and $554,000 have been reclassified to discontinued operations for the three and six months ended June 30, 2015. See Note 2-Discontinued Operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

We did not have any financial instruments with fair values significantly different from their carrying amounts, except for the 7.75% Senior Secured Notes at December 31, 2015, as shown below.

	June 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
7.75% Senior Secured Notes (1)	$425	$425	$425	$355

(1)	Based on a quoted price of 100 at June 30, 2016 and 83.65 at December 31, 2015.

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

Note 10: Income Taxes

Provision (benefit) for income taxes from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)
Current:
Federal	$—	$1	$—	$19
State	24	(2,072)	112	(1,271)
Total Current	$24	$(2,071)	$112	$(1,252)

Deferred:
Federal	$(3,572)	$1,065	$(8,831)	$2,246
State	(123)	99	198	257
Total Deferred	$(3,695)	$1,164	$(8,633)	$2,503
Provision (benefit) for income taxes	$(3,671)	$(907)	$(8,521)	$1,251

For the three and six months ended June 30, 2016 and 2015, the current provision (benefit) for federal income taxes from continuing operations shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three and six months ended June 30, 2016 and 2015, the current provision (benefit) for state income taxes from continuing operations shown above includes regular state income tax and provisions for uncertain state income tax positions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration, and a valuation allowance of $3 million was established for the deferred tax assets associated with these state NOL carryforwards.

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

The tax (benefit) for the six months ended June 30, 2016 from continuing operations was $8.5 million (27% of pre-tax loss) and the tax provision for the six months ended June 30, 2015 from continuing operations was $1.3 million (48% of pre-tax income).  Our annual estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items. Our estimated effective tax rate from continuing operations for 2015 was impacted by relatively minor changes in ordinary income that had a significant effect on the rate.

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

At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by us at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. The Series E Redeemable Preferred contains contingent redemption features that are outside of our control and is therefore classified as temporary/mezzanine equity.  Additionally, we may redeem the Series E Redeemable Preferred at our option, at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11. Securities Financing Including Redeemable Preferred Stocks (continued)

principal U.S. securities exchange on which our common stock is then listed for trading, we can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

As discussed in Note 9, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

The Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and was entitled to a number of votes equal to 4,559,971 shares of our common stock, however, the number of votes that may be cast by the Series F Redeemable Preferred was reduced automatically to 456,225 shares of common stock upon the exercise of the warrants noted below.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2015	210,000	$177,272	1	$—
Accretion relating to liquidation preference on preferred stock	—	1,448	—	—
Accretion for discount and issuance costs on preferred stock	—	3,036	—	—
Accumulated dividend	—	14,979	—	—
Balance at June 30, 2016	210,000	$196,735	1	$—

Warrants

As discussed above, we issued Warrants to LSB Funding to purchase 4,103,746 shares of common stock. Each warrant afforded the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10. All of the Warrants were exercised in May 2016 by the holder in a cashless exercise resulting in the issuance of 4,103,746 shares of our common stock, of which 34,422 shares of common stock were surrendered (and we are holding such shares as treasury stock) by the holder in payment of the exercise price.

Registration Rights Agreement- Warrants

Pursuant to a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock, we filed a registration statement to permit the public resale of registrable securities then outstanding. We are required to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter.

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

Note 12: Segment Information

Given that the operations of our Climate Control Business have been segregated from continuing operations and reported as discontinued operations, we operate in one reportable segment – our Chemical Business.  The chemical products we primarily manufacture, market and sell are as follows:

•	ammonia, fertilizer grade AN, UAN, and AN ammonia solution for agricultural applications,
•

high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and

•	industrial grade AN and solutions for the mining industry.

Note 13: Related Party Transactions

Golsen Group

During the first quarter of 2015, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.  No dividends were declared during the first half of 2016.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

During the second quarter of 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of Jack E. Golsen and former employee and President and Chief Operating Officer of the Climate Control Business.  Pursuant to the terms of the agreement, S. Golsen is to provide services relating to the sale of the Climate Control Group and subsequent services to improve the transition process from LSB to NIBE.  The total consulting fee is $425,000 and the term of the agreement is for 2 years, but could be terminated earlier under certain circumstances.

Note 14: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2016	2015
	(In Thousands)
Cash refunds for:
Income taxes, net	$380	$(3,878)
Noncash continuing investing and financing activities:
Accounts receivable, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$34,681	$64,640
Long-term debt associated with additions of capitalized internal-use software and software development	$759	$1,802
Dividend accrued on Series E Redeemable Preferred	$14,979	$—
Accretion of Series E Redeemable Preferred	$4,484	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 15: Subsequent Event

On July 1, 2016, LSB completed the sale of the Climate Control Group to NIBE pursuant to the terms of the Stock Purchase Agreement.  The transaction took the form of a sale by Consolidated of all of the stock of Climate Control Group for an aggregate purchase price of approximately $364 million, subject to customary adjustments set forth in the Stock Purchase Agreement (“SPA”).  Additionally, pursuant the SPA, we agreed to pay approximately $2.6 million towards the cost of a representation and warranty insurance policy and excess Directors and Officers insurance and to place funds in an indemnity escrow and a working capital adjustment escrow accounts.  The terms and conditions of the two escrow accounts can be found in the SPA.  In conjunction with this sale, we entered into a transition services agreement by which we agreed to provide certain services (information technology, payroll, legal, tax and other) for up to 18 months at an approximate total cost of $2.3 million.

In conjunction with the above sale on July 1, 2016, we repaid $30.9 million, representing the outstanding borrowings under the Working Capital Revolver Loan (“ABL”).  As such, our available borrowings under our ABL (excluding the Climate Control Business) was approximately $38 million, based on our eligible collateral, less outstanding letters of credit.  After the payment of fees and expenses of the transaction and the repayment of the outstanding balance of our ABL, we intend to use a portion of the net proceeds of the sale to repay our outstanding debt, redeem our preferred stock, or a combination of both, in order to reduce our overall leverage, our annual fixed charges and our blended cost of capital.  We are currently evaluating our options to successfully achieve that goal.

For the third quarter of 2016, our discontinued operations will reflect a material gain, net of income taxes, as the result of this sale.  However, the actual amount of the gain will not be finalized until the final purchase price and income tax adjustments have been completed.  Although this sale results in a large taxable gain, we expect substantially all of this taxable gain will be offset by net operating losses which will include bonus and accelerated depreciation, resulting in no material cash taxes due.

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other items included in this Form 10-Q and our June 30, 2016 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects the results of continuing operations, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

We manufacture and sell chemical products for the agricultural, mining, and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility for a global chemical company in Baytown, Texas. Our products are sold through distributors and directly to end customers throughout the United States.  On July 1, 2016, we completed the sale of our Climate Control Business. Because of the sale on the day following the end of the period covered by this Quarterly Report on Form 10-Q, our historical results of operations are not indicative of the results of operations that may be expected in future periods.

Key Initiatives for 2016

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives in 2016:

•

Enhance our capital structure.  As discussed previously, we completed the sale of the Climate Control Business on July 1, 2016 for gross proceeds of $364 million.  We intend to use a portion of the net proceeds to repay our outstanding debt, redeem our preferred stock or a combination of both in order to reduce our overall leverage, our annual fixed charges and our blended cost of capital.

•

Improve the on-stream rates of our chemical plants.  During 2015, some of our chemical plants experienced unplanned outages and downtimes, in addition to planned turnarounds, which adversely affected our financial results.  We have made and continue to make changes to enhance the operations teams at our chemical facilities and we continue to upgrade the plants at each facility in order to reduce unplanned outages, unplanned downtimes, and the frequency of planned turnarounds thereby improving overall operating up-time.

•

Broaden the distribution of our AN products.  Given the reduction in our LDAN sales due to the struggles of coal producers, we are working to broaden our overall sales of HDAN through a number of marketing initiatives and increased storage at several of our facilities.

•	Cost reduction and control. Now that we have sold our Climate Control Business, we intend to review our cost structure with a goal to reduce our overall SG&A costs.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Recent Developments

Sale of Climate Control Business

On July 1, 2016 we completed the sale of our Climate Control Business to a subsidiary of NIBE for a total of $364 million subject to post-closing adjustments. We plan to use a substantial portion of the net proceeds of the sale to repay our outstanding debt, redeem our preferred stock, or a combination of the two. This sale was pursuant to the terms of the Stock Purchase Agreement entered into with NIBE on May 11, 2016. As a result, we sold to NIBE all of the outstanding shares of stock of the Climate Control Group.  As of June 30, 2016, the assets and liabilities of Climate Control Business have been segregated and reported as held for sale.  In addition, the results of operations and related cash flows of the Climate Control Business are presented as discontinued operations.  For the third quarter of 2016, our discontinued operations will reflect a material gain, net of income taxes, as the result of this sale.  However, the actual amount of the gain will not be finalized until the final purchase price and income tax adjustments have been completed.  Although this sale results in a large taxable gain, we expect substantially all of this taxable gain will be offset by net operating losses which will include bonus and accelerated depreciation, resulting in no material cash taxes due.  See discussion in Note- 15 Subsequent Event.

El Dorado Expansion

During the second quarter of 2016, the new ammonia plant at our El Dorado Facility became operational and began producing ammonia at our nameplate capacity of 1,150 tons per day.  As a result, the El Dorado Facility has been a net seller of ammonia, with all ammonia that the facility has not upgraded into other products being sold to Koch Fertilizer via pipeline under the previously reported three-year offtake agreement.

As discussed below under “Liquidity and Capital Resources”, the final cost of the El Dorado expansion project is estimated to be between $835 million and $840 million.

New And Amended Contracts

Purchase and Sale Agreement – As previously reported, we entered into a new UAN purchase and sale agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (CVR) that became effective June 1, 2016. Under the agreement CVR is purchasing all of the tons of UAN produced at PCC in excess of the needs of PCC or its affiliates, which shall be no more than 30,000 tons per year. The initial term of the contract is for three years.

Purchase and Sale Agreement - We amended a purchase and sale agreement with one of our LDAN customers. The amendment reduced the required sales volumes and overall potential shortfall charges. In return, this customer will pay us a fee of $9 million, of which $3 million was received in June 2016. The remaining fee is to be received in two payments of $3 million each, the first due by December 31, 2016 and the second due by March 31, 2017.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 55% of our total net sales for the second quarter of 2016.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers, which, in turn, depends upon, among other factors, world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports. An expansion or upgrade of competitors' facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will impact nitrogen fertilizer consumption, likely affecting ammonia, UAN and urea prices. Weather also will have an impact on fertilizer consumption. The latest World Agricultural Supply and Demand Estimates Report dated July 12, 2016 estimates corn production at 110 million bushels higher than the previous year reflecting the increased planted and harvested areas. Projected U.S. corn use is higher as prospects for exports more than offset lower expected ethanol production. The USDA continues to estimate that U.S. growers will plant 93.6 million acres of corn in 2016 compared to 88 million in 2015. While the spring nitrogen fertilizer application was strong resulting in strong demand for UAN and other nitrogen products, selling prices of these products have declined due to lower commodity prices for grains, anticipated capacity expansions of nitrogen fertilizer production facilities, foreign currency exchange rates compared to the U.S. dollar and continuing high grain stocks-to-use ratios.

Industrial

Sales of our industrial products were approximately 32% of our total net sales for the second quarter of 2016.  Our industrial product sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive. Our sales prices generally vary with the market price of our feedstock (ammonia, natural gas or sulfur, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 11% of our total net sales for the second quarter of 2016.  Our mining products are LDAN and AN solutions.  The primary uses are as AN fuel oil and specialty emulsions generally in surface mining of coal and for usage in quarries and the construction industry.  Coal mining is the largest user of LDAN and AN solutions and it has shown continuing decline in the first half of 2016 and is expected to decline further in the second half of 2016. Dwindling coal production in the U.S. affects our ability to sell LDAN, which is used as an explosive in that industry. We currently have executed contracts with customers with purchase requirements of approximately 80,000 tons per year.  We believe that coal production in the U.S. will continue to face significant challenges assuming that natural gas prices remain at current and near term projected levels and that export demand could be lower due to the current strength of U.S. currency.  While we believe our plants are strategically located to support the various regions around the country, our current mining sales volumes are being significantly impacted by overall lower customer demand for LDAN.

Grower Economics

The demand for fertilizer is affected by aggregate crop planting and fertilizer application rates of individual growers.  Each grower makes planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.  Corn prices, variability in fertilizer costs and expected yield can all play a part in the amount and types of fertilizer growers choose to apply.

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities and beginning in the second quarter of 2016 at our El Dorado Facility. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North American plants manufacturing ammonia from natural gas with a cost advantage over certain imports. As a result, we believe that our competitive position (related to our Pryor, Cherokee and El Dorado Facilities) and that of other North American nitrogen fertilizer producers have been positively impacted.

We historically have purchased natural gas in the spot market or through the use of forward purchase contracts, or a combination of both and have used forward-purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  Natural gas prices have fluctuated, which has had an impact on our cost of producing nitrogen fertilizer. The following table shows the second quarter volume of natural gas we purchased and the average cost per MMBtu:

	2016	2015
Natural gas volumes (MMBtu in millions) (1)	5	3
Natural gas average cost per MMBtu	$2.34	$3.16

(1)	The increase in volume in the second quarter of 2016 is attributed to the startup processes of the new ammonia plant at the El Dorado Facility.

Electricity and Other Variable Costs

Costs for electricity, precious metals and additives are a significant portion of our variable cost per ton and can vary depending on the plant and specific products produced.  For example, for each ton of ammonia produced in 2016, we expect these costs to be in the range of 35%-45% of the total variable cost of ammonia, based on current natural gas pricing.  For UAN and HDAN/LDAN, we expect these costs to be in the range of 40%-50% and 25%-35%, respectively.  The remaining variable costs primarily relate to the cost of natural gas.

Ammonia Prices

Ammonia had been the primary feedstock for the production of HDAN and LDAN at our El Dorado Facility until the new ammonia plant became fully operational in the second quarter of 2016.  Pursuant to the previous ammonia purchase agreement with Koch, ammonia pricing was based on a published Tampa, Florida market index. The El Dorado Facility’s cost to produce HDAN from purchased ammonia had, at times, exceed our selling price (a cost disadvantage as compared to producing ammonia from natural gas). The new ammonia plant began operating at its nameplate capacity on June 22, 2016 and this cost disadvantage has now been eliminated.

The table below shows the El Dorado Facility’s second quarter volume of ammonia purchased and the average cost per short ton:

	2016	2015
Ammonia volumes (tons in thousands)	36	37
Ammonia average cost per short ton	$308	$455

The cost disadvantage from purchasing ammonia continued through most of the second quarter of 2016.  This cost disadvantage contributed to an operating loss relating to this facility during the second quarter of 2016 of approximately $14.2 million compared to an operating loss of approximately $10.5 million in the second quarter of 2015. The operating loss in the second quarter of 2016 includes $3.8 million in startup and commissioning costs on our new ammonia plant and increased depreciation of $6.1 million as compared to the second quarter of 2015. The increased depreciation relates to the completion of the ammonia plant, the earlier completions of the nitric acid plant and the concentrated acid plant. In addition, lower selling prices compressed our gross margins in the second quarter of 2016 as compared with the second quarter of 2015, which were partially offset by 28,000 tons of ammonia production in our new ammonia plant for the quarter.

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Unplanned downtime of the plants typically results in lost contribution margin, increased maintenance expense and decreased inventory for sale. The financial impact of planned downtime, including Turnaround maintenance, is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Our Cherokee Facility is on a two-year Turnaround cycle while our Pryor Facility is on an annual Turnaround cycle. A Turnaround was not performed at our Cherokee Facility in 2015 but we are currently performing a Turnaround at our Cherokee Facility in the third quarter of 2016, which is expected to last approximately 25 days and cost between $5 million and $5.5 million. A Turnaround was performed at our Pryor Facility in the third quarter for 2015 and one will be performed in the third quarter of 2016, which is expected to last approximately 25 days at a cost of $2 million to $2.5 million.  At our El Dorado Facility historically, we were able to perform Turnaround projects on individual plants without shutting down the entire facility and the impact of lost production is not significant.  With the completion of the new ammonia plant, the facility will begin to schedule Turnarounds.  Currently, no Turnarounds are scheduled for the second half of 2016 or for 2017 at the El Dorado Facility that would require a shutdown of the facility’s ammonia plant.  All Turnarounds result in lost fixed overhead absorption and additional maintenance costs, which maintenance costs are expensed as incurred.

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

Consolidated Results of the Second Quarter of 2016

Our consolidated net sales for the second quarter of 2016 were $110 million compared to $125.5 million for the same period in 2015, a decrease of $15.5 million.  Our consolidated operating loss was $8.9 million compared to $1.6 million for the same period in 2015, an increase in our operating loss of $7.3 million.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

On-Stream Rates

The Pryor Facility’s ammonia plant reported on-stream rates in the second quarter of 2016 of approximately 96% compared to 86% for the second quarter of 2015.  The Cherokee Facility reported on-stream rates for its ammonia plant at 100% and 94% for the second quarter of 2016 and 2015, respectively.

Debt and Interest Expense

During the second quarter of 2016 and 2015, interest expense was $6.4 million and $2.2 million, net of capitalized interest of $5 million and $7 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.  As these capital projects are placed into service, we cease capitalizing interest on those projects.

Depreciation Expense

During the second quarter of 2016 and 2015, depreciation expense was $14 million and $8.9 million, respectively.  The increase is due primarily to certain capital projects within our El Dorado expansion projects being placed into service. Due to the increase in the amount of capital additions incurred and planned, our depreciation expenses have increased and are expected to continue to increase in 2016.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales include net sales to unaffiliated customers as reported in the condensed consolidated financial statements.  Gross profit (loss) represents net sales less cost of sales.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table contains certain information including our net sales, gross profit, operating loss, SG&A, interest expense and income taxes:

	Three Months Ended			Percentage
	2016	2015	Change	Change
	(In Thousands)
Net sales:
Agricultural products	$60,258	$67,557	$(7,299)	(10.8)%
Industrial acids and other chemical products	35,370	42,004	(6,634)	(15.8)%
Mining products	11,776	11,678	98	0.8%
Other products	2,578	4,264	(1,686)	(39.5)%
Total net sales	$109,982	$125,503	$(15,521)	(12.4)%

Gross profit	$2,129	$12,616	$(10,487)	(83.1)%
Gross profit percentage (1)	1.9%	10.1%	(8.2)%
Selling, general and administrative expense	10,874	14,546	(3,672)	(25.2)%
Other expense (income), net	138	(333)	471	(141.4)%
Operating loss	(8,883)	(1,597)	(7,286)	456.2%
Interest expense, net	6,446	2,229	4,217	189.2%
Non-operating other income, net	(3,970)	(45)	(3,925)	8722.2%
Benefit for income taxes	(3,671)	(907)	(2,764)	304.7%
Loss from continuing operations	(7,688)	(2,874)	(4,814)	167.5%

Additions to property, plant and equipment:	$46,258	$110,285	(64,027)	(58.1)%

Depreciation, depletion and amortization of property, plant and equipment:	$14,028	$8,877	5,151	58.0%

(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	120,481	88,440	32,041	36%
HDAN	87,688	61,119	26,569	43%
Ammonia	18,657	22,761	(4,104)	(18)%
Other	11,237	9,240	1,997	22%
Total	238,063	181,560	56,503	31%

	Three Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$192	$266	$(74)	(28)%
HDAN	$265	$436	$(171)	(39)%
Ammonia	$387	$540	$(153)	(28)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric acid	115,128	134,333	(19,205)	(14)%
LDAN/HDAN	19,404	16,453	2,951	18%
AN Solution	25,251	26,189	(938)	(4)%
Ammonia	18,378	10,571	7,807	74%
Total	178,161	187,546	(9,385)	(5)%

Net Sales

In general, our second quarter 2016 agricultural sales were lower due to lower selling prices for HDAN, UAN and ammonia.  Industrial and mining sales were lower due to lower product prices tracking the lower published ammonia indices and lower sales volumes. In addition, natural gas volumes and sales prices from our working interest declined in the second quarter of 2016 compared to 2015.

•

Agricultural products comprised approximately 55% of our net sales for the second quarter 2016 compared to 54% for the same period of 2015.  Compared to 2015 second quarter, the second quarter 2016 average agriculture product selling prices per ton were significantly lower, driven by a reduction in selling prices of by 28%, 39% and 28% for UAN, HDAN and ammonia respectively.  Offsetting some of the reduction in selling prices were increases in sales volumes for UAN and HDAN which were higher by 36% and 43%, respectively. Our UAN sales volumes were higher due to improved on-stream rates at our Pryor Facility. HDAN sales volumes were also higher for the second quarter of 2016 due to stronger demand and favorable weather conditions in the markets we sell into during the quarter.

•

Industrial acids and other chemical products sales decreased as the result of lower product selling prices and sales volumes. Sales volumes were lower primarily as a result of a planned Turnaround at the Baytown Facility during the second quarter resulting in less product for sale.

•	Mining products sales were essentially unchanged from the prior year second quarter. Lower selling prices were offset by higher sales volumes.
•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.  The decrease in other products is mainly is due to lower realized natural gas selling prices out of the Marcellus Shale region combined with lower production volumes in the second quarter of 2016 compared to the same period in 2015 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit

As noted in the table above, our gross profit decreased $10.5 million in the second quarter of 2016 compared to the second quarter of 2015.  The decrease in gross profit was primarily due to lower selling prices and higher operating costs partially offset by lower overall natural gas and ammonia feedstock costs and higher on-stream rates at our Pryor Facility. Our operating costs were higher during the second quarter of 2016 primarily due to start-up and commissioning activities at our El Dorado Facility.

Selling General and Administrative

Our SG&A expenses were $10.9 million for the second quarter of 2016, a decrease of $3.7 million compared to the same period in 2015.  The decrease was primarily driven by a $2.4 million decrease in shareholder related expenses and lower compensation and training expenses of which were partially offset by higher legal and outside services fees compared to the same period of 2015.

Interest Expense, net

Interest expense for the second quarter of 2016 was $6.4 million compared to $2.2 million for the same period in 2015.  The increase is due to additional interest ($2.2 million) from financing which was completed in the fall of 2015 and a reduction in capitalized interest as a result of capital projects under development and construction being placed into service during the second quarter of 2016.  Approximately $5 million was capitalized in the second quarter of 2016 compared to $7 million capitalized during second quarter of 2015.

Non-operating Other Income, net

Non-operating other income for the second quarter of 2016 was $4 million (minimal for the same period in 2015).  The increase is primarily due to the unrealized gain from the change in fair value associated with the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes for the second quarter of 2016 was $3.7 million compared to a $0.9 million benefit for the same period in 2015.  The resulting effective tax rate for the second quarters of 2016 and 2015 was 32% and 24%, respectively. Our estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items. Our estimated resulting effective rate for 2015 was impacted by operating results that were at or about break even.

Income from Discontinued Operations, including taxes

As discussed above, the results of operations of the Climate Control Business have been presented as discontinued operations.  For the second quarter of 2016, income from discontinued operations was $22.8 million, including a tax benefit of $17.8 million.  These results included transaction costs associated with the sale of $2 million. The structure of the sale of the Climate Control Business will allow for additional tax basis to be recovered than was previously recorded as a deferred tax asset.  The tax benefit associated with this additional tax basis was recorded in discontinued operations in the second quarter consistent with the period the Climate Control subsidiaries were designated as held for sale.  For the second quarter of 2015, income from discontinued operations was $3.3 million, net of a tax provision of $0.9 million.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table contains certain information including our net sales, gross profit (loss), operating income (loss), SG&A, interest expense and income taxes:

	Six Months Ended			Percentage
	2016	2015	Change	Change
	(In Thousands)
Net sales:
Agricultural products	$110,032	$138,607	$(28,575)	(20.6)%
Industrial acids and other chemical products	72,238	84,655	(12,417)	(14.7)%
Mining products	21,602	28,647	(7,045)	(24.6)%
Other products	5,082	7,194	(2,112)	(29.4)%
Total net sales	$208,954	$259,103	$(50,149)	(19.4)%

Gross profit (loss)	$(4,035)	$33,415	$(37,450)	(112.1)%
Gross profit percentage (1)	(1.9)%	12.9%	(14.8)%
Selling, general and administrative expense	21,768	25,746	(3,978)	(15.5)%
Other expense (income), net	389	(491)	880	(179.2)%
Operating income (loss)	(26,192)	8,160	(34,352)	(421.0)%
Interest expense, net	7,796	5,626	2,170	38.6%
Non-operating other income, net	(2,014)	(80)	(1,934)	2417.5%
Provision (benefit) for income taxes	(8,521)	1,251	(9,772)	(781.1)%
Income (loss) from continuing operations	(23,453)	1,363	(24,816)	(1820.7)%

Additions to property, plant and equipment:	$140,405	$186,998	(46,593)	(24.9)%

Depreciation, depletion and amortization of property, plant and equipment:	$24,618	$16,711	7,907	47.3%

(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	214,787	205,362	9,425	5%
HDAN	142,236	125,119	17,117	14%
Ammonia	55,302	53,527	1,775	3%
Other	15,974	12,646	3,328	26%
Total	428,299	396,654	31,645	8%

	Six Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$192	$268	$(76)	(28)%
HDAN	$272	$397	$(125)	(31)%
Ammonia	$357	$532	$(175)	(33)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric acid	255,658	265,070	(9,412)	(4)%
LDAN/HDAN	38,966	43,606	(4,640)	(11)%
AN Solution	47,678	45,914	1,764	4%
Ammonia	26,051	18,989	7,062	37%
Total	368,353	373,579	(5,226)	(1)%

Net Sales

In general, our first half of 2016 agricultural sales were lower due to lower selling prices for UAN, HDAN and ammonia. Industrial and mining sales were lower due to lower product prices tracking the lower published ammonia indices and lower sales volumes. In addition, natural gas volumes and sales prices from our working interest declined in the first half of 2016 compared to 2015.

•

Agricultural products comprised approximately 53% our net sales for the first half of 2016 and 2015.  Compared to the first half of 2015, the first half of 2016 average agriculture product selling prices per ton were significantly lower driven by a reduction in selling prices of 28%, 31% and 33% for UAN, HDAN and ammonia respectively. Offsetting some of the reduction in selling prices was an increase in sales volumes for UAN, HDAN and ammonia which were higher by 5%, 14% and 3%, respectively. Sales volumes for UAN were higher due to improved on-stream rates at the Pryor Facility. Pryor experienced 17 days of unplanned downtime during the first half of 2015 compared to 5 days in the first half of 2016. HDAN sales volumes were also higher due to a strong spring season supported by improved weather conditions compared to the 2015 spring season in the markets we sell into during the period.

•

Industrial acids and other chemical products sales decreased as the result of lower product selling prices and sales volumes. Sales volumes were lower resulting primarily as a result of less product available for sale due to a planned Turnaround at our Baytown Facility nitric acid plant.

•

Mining products sales decreased primarily due to the expiration of the Orica Agreement in April 2015, which resulted in lower volumes and lower sales prices from the pass-through of lower ammonia costs to our contractual customers.

•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.  The decrease in other products is mainly due to lower realized natural gas selling prices out of the Marcellus Shale region combined with lower production volumes in the first half 2016 compared to the same period in 2015 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit (Loss)

As noted in the table above, we incurred a gross loss of $4 million for the first half of 2016 compared to gross profit of $33.4 million for the same period of 2015.  The decrease in gross profit of $37.4 million was primarily due to a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes assessed value for the El Dorado projects, the loss of margin contribution relating to the expiration of the Orica Agreement, increased operating costs and lower average selling prices partially offset by higher sales volumes and lower feedstock costs.   Our operating costs increased primarily due to start-up and commissioning activities at the El Dorado Facility relating to the expansion project, which is now complete. Partially offsetting these start-up and commissioning costs was the ammonia production from the new ammonia plant as discussed above. The on-stream rate at our Pryor Facility was higher compared to the same period of 2015. Natural gas and ammonia feedstock costs both decreased 29% and 32%, respectively, in the first half of 2016 compared to the same period of 2015. The positive impact from lower natural gas prices was partially offset by operating losses incurred from our working interests in certain natural gas properties.

Selling General and Administrative

Our SG&A expenses were $21.8 million for the first half of 2016, a decrease of $4 million compared to the same period in 2015.  The decrease was driven by a $3.8 decrease in shareholder related expenses and overall compensation and training expenses. These decreases were partially offset by $1.6 million in increased professional fees related to our review of strategic initiatives and updates to our corporate governance practices and policies.

Interest Expense, net

Interest expense for the first six months of 2016 was $7.8 million compared to $5.6 million for the same period in 2015.  The increase is due to additional interest ($4.5 million) from financing which was completed in the fall of 2015. This increase was partially offset by an increase of $2.2 million of capitalized interest on capital projects under development and construction. Interest of $14.9 million was capitalized during the first six months of 2016 compared to $12.6 million capitalized during the same period of 2015.

Non-operating Other Income, net

Non-operating other income for the first six months of 2016 was $2 million compared to $0.1 million for the same period in 2015.  The increase is primarily due to the unrealized gain from the change in fair value associated with the embedded derivative included in the Series E Preferred.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the first half of 2016 was $8.5 million compared to a provision of $1.3 million for the same period in 2015.  The resulting effective tax rate for the first half of 2016 and 2015 was 27% and 48%, respectively.  Our annual estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.  Our estimated effective tax rate for 2015 was impacted by relatively minor changes in ordinary income that had a significant effect on the rate.

Income from Discontinued Operations, including taxes

As discussed above, the results of operations of the Climate Control Business have been presented as discontinued operations.  For the first six months of 2016, income from discontinued operations was $23.6 million, including a tax benefit of $13.5 million.  These results included transaction costs associated with the sale of $2.5 million. The structure of the sale of the Climate Control Business will allow for additional tax basis to be recovered than was previously recorded as a deferred tax asset.  The tax benefit associated with this additional tax basis was recorded in discontinued operations in the second quarter consistent with the period the Climate Control subsidiaries were designated as held for sale.  For the first six months of 2015, income from discontinued operations was $5.7 million, net of a tax provision of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Our continuing operating activities continue to generate positive cash flows through June 30, 2016.  Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the six months ended June 30, 2016:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $24.2 million primarily as the result of the net cash provided from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $169 million that consisted primarily of cash used for expenditures for PP&E.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $32.3 million and primarily related to net proceeds from our revolving credit facility of $30.9 million and net proceeds from long-term financing of approximately $14.7 million partially offset by payments on short-term financing and long-term debt of $12.4 million and payments of debt and equity issuance costs of $1.3 million.

Capitalization

The following is our total current cash and investments, long-term debt and stockholders’ equity:

	June 30,	December 31,
	2016	2015
	(In Millions)
Cash and cash equivalents	$22.8	$127.2
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	$30.9	$—
7.75% Senior Secured Notes due 2019	425.0	425.0
12% Senior Secured Notes due 2019	50.0	50.0
Secured Promissory Note due 2016	10.8	15.9
Secured Promissory Note due 2019	9.7	—
Secured Promissory Note due 2021	15.7	16.1
Secured Promissory Note due 2023	19.6	15.0
Other	5.5	7.1
Unamortized discount and debt issuance costs	(7.6)	(8.7)
Total current and noncurrent revolving credit facility and long-term debt, net	$559.6	$520.4
Series E and F redeemable preferred stock	$196.7	$177.3
Total stockholders' equity	$405.1	$421.6

As of June 30, 2016, our cash totaled $22.8 million.  As discussed below, we have capital projects planned for the remainder of 2016 of approximately $30 million to $35 million.

In May 2016, we received the remaining funding of $4.8 million related to the completed ammonia storage tank and related systems in connection with the El Dorado expansion projects.

As previously reported, in February 2016, we received financing of $10 million related to the completed cogeneration facility equipment in connection with the El Dorado expansion projects.

We believe that the combination of our cash, the availability on our revolving credit facility, the additional borrowings discussed above, our cash from operations and the sale of the Climate Control Business will be sufficient to fund our anticipated liquidity needs for the next twelve months.  As the result of the sale of the Climate Control Business, we are evaluating various options to reduce our debt, redeem our preferred stock or a combination of both, in order to reduce our overall leverage, fixed charges and blended cost of capital.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  Currently, our forecast is that we will be able to meet all financial covenant requirements for the next twelve months.  When needed, we plan to use our revolving credit facility to fund operational needs and believe that even with this additional borrowing, we will meet the minimum fixed charge coverage ratio during the next twelve months.

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

In conjunction with the sale of our Climate Control Business, we repaid $30.9 million representing the outstanding borrowings under the Working Capital Revolver Loan.  As such, our available borrowings under our Working Capital Revolver Loan (excluding the Climate Control Business) was approximately $38 million, based on our eligible collateral, less outstanding letters of credit.

The Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Working Capital Revolver Loan), under the Working Capital Revolver Loan, is less than or equal to $12.5 million.  If applicable, this ratio will be measured monthly on a trailing twelve‑month basis and as defined in the agreement.  As of June 30, 2016, as defined in the agreement, the fixed charge coverage ratio was 1.4 to 1.

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

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, this accretion has and will continue to impact income (loss) per common share.  In addition, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.

As of June 30, 2016 the aggregate liquidation preference (par value plus accrued dividends) was $227.3 million.

Capital Additions

Capital Additions – First Six Months of 2016

Capital additions during the first six months of 2016 were $141.8 million.  The capital additions included $131.6 million for expansion projects at our El Dorado Facility (which capital additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines), $7.5 million for various major renewal and improvement projects primarily at our Cherokee Facility, $0.4 million for the development of natural gas leaseholds, and an additional $0.7 million associated with maintaining compliance with environmental laws, regulations and guidelines not associated with the El Dorado expansion. The capital additions were funded primarily from cash, third-party financing and working capital.  Due to the increase in the amount of capital additions incurred, our depreciation, depletion and amortization expenses have increased and are expected to continue to increase in 2016.

The final cost of the El Dorado expansion project, which is complete, is expected to be between $835 million and $840 million. The planned capital expenditures for the second half of this year are estimated to be from $30 to $35 million and includes (i) capital costs associated with Turnarounds at our Pryor and Cherokee Facilities; (ii) costs for renewal, improvement and environmental projects at our Pryor, Cherokee and El Dorado Facilities; (iii) costs related to the construction of two AN domes at our El Dorado Facility; (iv) and the development of natural gas leaseholds.

Beginning in 2017, we expect annual ongoing capital projects to range between $40 million to $50 million per year for our chemical facilities.  Additionally, based on the current capital expenditure schedule of the operator of our working interest, we expect capital expenditures of approximately $21 million for the remainder of 2016 through 2019 to fully develop our natural gas working interests.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.5 million during the first half of 2016 in connection with maintaining environmental regulatory compliance.  For the remainder of 2016, we expect to incur an additional $2.3 million to $2.7 million in these expenses.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually, commencing May 1, 2016, in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, when approved by our Board, of $70.00 per share for the aggregate semi-annual dividend of $14.7 million. In addition, dividends in arrears, until paid, shall compound additional dividends at the annual rate of 14%. We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash. As of June 30, 2016, no dividend has been declared and the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $17.3 million.

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

As of June 30, 2016, no dividend has been declared and the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.2 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

We believe our products sold to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are not.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed.  As a result, we typically increase our inventory of HDAN prior to the beginning of each planting season.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2016, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2016.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2015 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q and the lawsuit styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 8. Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  It is reasonably possible that the estimates and assumptions utilized as of June 30, 2016 could change in the near-term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our 2015 Form 10-K, we had certain contractual obligations, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,
•	Series E Redeemable Preferred,
•	dividends accrued on Series E Redeemable Preferred,
•	interest payments on long-term debt,
•	El Dorado facility expansion projects,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment,
•	firm purchase commitments and,
•	other contractual obligations.

During the first six months of 2016, we entered into contracts to purchase 6.9 million MMBtu of natural gas through June 2018, which contracts are included in the discussion in Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q, and we entered into new and amended loan agreements as discussed above under “Liquidity and Capital Resources” of this Item 2.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At June 30, 2016, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At June 30, 2016, we have a minimal amount of natural gas derivatives that did not meet the definition of a normal purchase and sale and therefore a $0.10 change in the natural gas price would have a minimal impact on our operating results.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2016, the outstanding borrowings on this credit facility was $30.9 million. However, the outstanding balance was repaid on July 1, 2016 upon the closing of the sale of our Climate Control Group. We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $30.4 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2016, at the reasonable assurance level.

During the second quarter of 2014, we began implementing a new ERP system in discreet phases, which phases have been completed for our significant continuing operations.  The implementation did not impact the effectiveness of our internal control over financial reporting during the transition.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;
•	future liquidity outlook;
•	the outlook of our products and related markets;
•	the amount, timing and impact on the nitrogen market from the current nitrogen expansion projects;
•	the impact from the lack of non-seasonal volume in our business;
•	competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	outlook for the coal industry;
•	availability of raw materials;
•	the result of our product and market diversification strategy for our business;
•	eliminating our external ammonia purchase requirements;
•	changes in domestic fertilizer production;
•	increasing output and capacity of our existing production facilities;
•	ability to moderate risk inherent in agricultural markets;
•	eliminating the current ammonia cost disadvantage;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the results from the El Dorado expansion;
•	cost of our capital projects;
•	ability to pass to our customers cost increases in the form of higher prices;
•	sufficient sources for materials and components;
•	ability to obtain ammonia from other sources;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	when Turnarounds will be performed and completed;
•	costs of Turnarounds during 2016;
•	expenses in connection with environmental projects;
•	the impact of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	benefits from the El Dorado expansion;
•	ability to comply with debt servicing and covenants;

•	ability to meet debt maturities or redemption obligations when due; and
•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reduction in revenues;
•	material changes in interest rates;
•	ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effect on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or in interpretation of such;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	substantial existing indebtedness;
•	material changes in the cost of certain precious metals, ammonia and natural gas;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increase in cost to maintain internal controls over financial reporting,
•	changes in operating strategy or development plans;
•	inability to fund the working capital and expansion of our businesses;
•	problems with product equipment;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our facilities;
•	changes in production rates at any of our plants;
•	inability to obtain necessary raw materials;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	inability to obtain or retain our insurance coverage;
•	obtaining necessary permits;
•	third-party financing;
•	risk associated with drilling natural gas wells;

•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.;
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;
•	increase in imported agricultural products;
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors” in our 2015 Form 10-K.

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

LSB’s business segment manufactures and sells a broad range of HVAC products that include water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services, which assets and liabilities have been classified as held for sale and activities reported as discontinued operations for all periods presented.

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

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Liquidation Preference	-	The Series E Redeemable Preferred has a liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million Metric British thermal units.

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Orica	-	Orica International Pte Ltd.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The $210 million 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions equal to 456,225 shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

7.75% Senior Secured Notes	-	The $425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019.

12% Senior Secured Notes	-	The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

Warrant	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10.

Working Capital Revolver Loan	-	The senior secured revolving credit facility.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the IRS.  For further discussion of our legal matters, see “Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

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

•

The “Secure Handling of Ammonium Nitrate Act of 2007” was enacted by the U.S. Congress, and subsequently the U.S. Department of Homeland Security (“DHS”) published a notice of proposed rulemaking in 2011.  This regulation proposes to require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials, and comply with certain other new requirements.  We and others affected by this proposal have submitted appropriate comments to DHS regarding the proposed regulation.  It is possible that DHS could significantly revise the requirements currently being proposed. Depending on the provisions of the final regulation to be promulgated by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product.  The proposed rule did not promulgate in 2015 and DHS may be considering significant changes compared to the original proposed rule.  DHS has not finalized this rule, and has indicated that its next action, and the timing of such an action, is undetermined.  Although we cannot predict the timing or content of any DHS regulation, we believe implementation of a final rule appears unlikely in 2016.

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

In March 2016, the EPA proposed revisions to its Risk Management Program. The proposed revisions include several changes to accidental-release prevention requirements, including requirements to complete third-party audits of a program following an accident, consider inherently safer technology during hazard assessments, conduct a root cause analysis assessing how management failures lead to the incident, take corrective actions for the root cause identified, and broader information-sharing requirements with emergency planners and the public. The EPA intends to finalize this rule by the end of the year.  Depending on the provisions of the final regulation to be promulgated by the EPA and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business. OSHA is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN. While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our businesses, operations, liquidity or financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2016, warrants to purchase 4,103,746 shares of our common stock were exercised at an exercise price of $0.10 per share using a cashless, or net, exercise. Accordingly, we issued 4,069,324 shares of common stock. The issuance of the shares was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act.

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

2.1

Stock Purchase Agreement by and among Consolidated Industries L.L.C., The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Industrier AB (publ), dated as of May 11, 2016

Exhibit 10.1 to the Company’s Form 8-K Filed May 13, 2016.

4.1	Form of Incentive Stock Option Agreement of LSB Industries, Inc.	Exhibit 10.8 to the Company’s Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016

4.2	Form of Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.3 to the Company’s Form 8-K, filed January 8, 2016

4.3	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8, filed June 28, 2016

10.1(a)	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2016 WHEREBY THE COMPANY REQUESTS CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.2*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.3*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed January 21, 2016

10.4*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K, filed February 29, 2016

10.5*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K, filed February 29, 2016

10.6*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed August 2, 2016

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of August 2016.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)