Form 10-Q
period 2016-09-30
LSB INDUSTRIES INC
filed 2016-11-03
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 27,911,540 shares as of October 28, 2016.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2016 is unaudited)

	September 30,	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$76,010	$127,195
Restricted cash	106,940	—
Accounts receivable, net	39,781	49,601
Inventories:
Finished goods	11,695	19,029
Raw materials	1,554	5,428
Total inventories, net	13,249	24,457
Supplies, prepaid items and other:
Prepaid insurance	1,680	10,563
Precious metals	9,375	12,918
Supplies	22,568	18,681
Prepaid and refundable income taxes	6,514	6,811
Other	2,323	4,701
Total supplies, prepaid items and other	42,460	53,674
Deferred income taxes	4,369	4,774
Current assets held for sale	—	72,996
Total current assets	282,809	332,697

Property, plant and equipment, net	1,089,845	978,709

Intangible and other, net	12,942	16,640

Noncurrent assets held for sale	—	33,781
	$1,385,596	$1,361,827

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2016 is unaudited)

	September 30,	December 31,
	2016	2015
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,946	$87,999
Short-term financing	919	9,119
Accrued and other liabilities	30,250	39,808
Current portion of long-term debt, net	110,495	22,468
Current liabilities held for sale	—	32,526
Total current liabilities	196,610	191,920

Long-term debt, net	409,090	497,954

Noncurrent accrued and other liabilities	9,356	8,786

Noncurrent liabilities held for sale	—	12,136

Deferred income taxes	112,556	52,179

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $156,377,000 (210,000 outstanding; aggregate liquidation preference of $212,287,000 at December 31, 2015)	137,983	177,272
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued (27,131,724 shares at December 31, 2015)	3,128	2,713
Capital in excess of par value	193,516	192,249
Retained earnings	342,880	248,150
	542,524	446,112
Less treasury stock, at cost:
Common stock, 3,369,145 shares (3,735,503 shares at December 31, 2015)	22,523	24,532
Total stockholders' equity	520,001	421,580
	$1,385,596	$1,361,827

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,		September 30,
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands, Except Per Share Amounts)
Net sales	$80,262	$88,567	$289,216	$347,670
Cost of sales	116,641	100,365	329,630	326,053
Gross profit (loss)	(36,379)	(11,798)	(40,414)	21,617

Selling, general and administrative expense	9,962	11,602	31,730	37,348
Impairment of natural gas properties	—	39,670	—	39,670
Other income, net	(409)	(866)	(20)	(1,357)
Operating loss	(45,932)	(62,204)	(72,124)	(54,044)

Interest expense, net	13,333	872	21,129	6,498

Non-operating other expense (income), net	2,451	(23)	437	(103)
Loss from continuing operations before benefit for income taxes	(61,716)	(63,053)	(93,690)	(60,439)

Benefit for income taxes	(22,226)	(26,632)	(30,747)	(25,381)
Loss from continuing operations	(39,490)	(36,421)	(62,943)	(35,058)

Income from discontinued operations, net of taxes	173,041	2,658	196,644	8,361
Net income (loss)	133,551	(33,763)	133,701	(26,697)

Dividends on convertible preferred stocks	75	—	225	300
Dividend on Series E redeemable preferred stock	7,372	—	22,351	—
Accretion of Series E redeemable preferred stock	12,137	—	16,620	—
Net income attributable to participating securities	1,920	—	1,718	—
Net income (loss) attributable to common stockholders	$112,047	$(33,763)	$92,787	$(26,997)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(2.25)	$(1.60)	$(4.17)	$(1.56)
Income from discontinued operations, net of taxes	6.39	0.12	7.89	0.37
Net income (loss)	$4.14	$(1.48)	$3.72	$(1.19)

Diluted:
Loss from continuing operations	$(2.25)	$(1.60)	$(4.17)	$(1.56)
Income from discontinued operations, net of taxes	6.39	0.12	7.89	0.37
Net income (loss)	$4.14	$(1.48)	$3.72	$(1.19)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Nine Months Ended September 30, 2016

	Common Stock Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2015	27,132	$3,000	$2,713	$192,249	$248,150	$(24,532)	$421,580
Net income					133,701		133,701
Dividend accrued on redeemable preferred stock					(22,351)		(22,351)
Accretion of redeemable preferred stock					(16,620)		(16,620)
Stock-based compensation				4,201			4,201
Exercise of stock options	45		4	367			371
Exercise of warrants, net	4,104		411			(411)	—
Issuance of restricted stock, net				(2,887)		2,420	(467)
Excess income tax detriment associated with stock-based compensation				(414)			(414)
Balance at September 30, 2016	31,281	$3,000	$3,128	$193,516	$342,880	$(22,523)	$520,001

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$133,701	$(26,697)
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, net of taxes	(196,644)	(8,361)
Deferred income taxes	(31,128)	(20,554)
Impairment of natural gas properties	—	39,670
Depreciation, depletion and amortization of property, plant and equipment	41,480	26,483
Other	7,605	2,588
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	9,428	10,673
Inventories	12,499	(1,584)
Prepaid insurance	7,241	9,956
Prepaid and accrued income taxes	298	(1,322)
Other supplies, prepaid items and other	624	(3,943)
Accounts payable	16,005	2,328
Accrued interest	(7,679)	(8,202)
Other current and noncurrent liabilities	5,746	(1,816)
Net cash provided (used) by continuing operating activities	(824)	19,219

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(202,187)	(300,035)
Net proceeds from sale of discontinued operations	349,373	—
Deposits of restricted cash	(186,935)	—
Proceeds from current and noncurrent restricted cash and cash equivalents	79,995	45,969
Proceeds from short-term investments	—	24,500
Purchases of short-term investments	—	(25,000)
Proceeds from noncurrent restricted investments	—	25,000
Other investing activities	3,488	156
Net cash provided (used) by continuing investing activities	43,734	(229,410)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	76,516	15,101
Payments on revolving debt facility	(76,516)	(1,800)
Proceeds from other long-term debt, net of fees	14,751	31,047
Payments on other long-term debt	(11,653)	(8,615)
Payments of debt modification and issuance costs	(5,949)	(121)
Payments of issuance costs relating to preferred stocks and warrants	(785)	—
Payments on short-term financing	(7,530)	(9,509)
Proceeds from exercises of stock options	371	1,785
Excess income tax benefit associated with stock-based compensation	—	330
Redemption of preferred stock	(71,966)	—
Dividends paid on preferred stocks	(8,028)	(300)
Net cash provided (used) by continuing financing activities	(90,789)	27,918
Cash flows of discontinued operations:
Net cash provided (used) by operating activities	(439)	24,992
Net cash used by investing activities	(1,025)	(2,406)
Net cash used by financing activities	(1,842)	(1,425)
Net cash provided (used) by discontinued operations	(3,306)	21,161
Net decrease in cash and cash equivalents	(51,185)	(161,112)

Cash and cash equivalents at beginning of period	127,195	184,996
Cash and cash equivalents at end of period	$76,010	$23,884

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016, except for Note 2 pertaining to discontinued operations, included in our Current Report on Form 8-K in Exhibit 99.3 filed with the SEC on August 26, 2016 (the “August Form 8-K”).

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

On May 11, 2016, LSB, Consolidated Industries L.L.C., a direct, wholly owned subsidiary of LSB (“Consolidated”), and Climate Control Group, Inc., a direct, wholly owned subsidiary of Consolidated and an indirect subsidiary of LSB (the “Climate Control Group”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NIBE Industrier AB (publ), and NIBE Energy Systems Inc., an indirect wholly owned subsidiary of NIBE Industrier AB (collectively “NIBE”) pursuant to which LSB, through Consolidated, agreed to sell to NIBE all of the outstanding shares of stock of the Climate Control Group for a total of approximately $364 million, subject to post-closing adjustments, which sale was completed on July 1, 2016. The Climate Control Group conducted LSB’s Climate Control Business (the “Climate Control Business”). The assets and liabilities of Climate Control Business have been reclassified and reported as held for sale as of December 31, 2015. Furthermore, the operating activities of Climate Control Business have been reclassified and reported as discontinued operations for all periods presented. Our financial statements and footnotes reflect our results from continuing operations unless otherwise noted. See Note 2 – Discontinued Operations.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine-month periods ended September 30, 2016 and 2015 include all adjustments and accruals, consisting of normal, recurring accrual adjustments (except otherwise disclosed), which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2015 Form 10-K and the August Form 8-K.

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

Redeemable Preferred Stocks - Our redeemable preferred stocks contain contingent redemption features that are outside of our control and are classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E cumulative, redeemable Class C preferred stock (the “Series E Redeemable Preferred”) required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  The amount of accretion was recorded to retained earnings.  See discussion concerning the redemption of a portion of the Series E Redeemable Preferred in Note 11 – Securities Financing Including Redeemable Preferred Stocks.

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

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements.  The effects may include identifying performance obligations in existing arrangements, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  In addition, the FASB has issued various ASUs further amending revenue recognition guidance, which includes ASU 2016-08, 2016-10, 2016-11 and 2016-12.  We plan to adopt this ASU on the effective date of January 1, 2018.  This ASU allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements.  We are currently evaluating the transition method that will be elected.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. We plan to early adopt this ASU on December 31, 2016 and apply the guidance prospectively.  We currently do not expect a significant impact from adopting this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), creates Topic 842, Leases, and supersedes the lease requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU is effective for us on January 1, 2019 but early adoption is permitted. This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis unless it is impracticable to apply, in which case we would be required to apply the ASU prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of this ASU on our consolidated financial statements and related disclosures.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Correction and Reclassifications

A previously reported correction and certain reclassifications made to our condensed consolidated statement of operations for the three and nine months ended September 30, 2015 are as follows:

	Condensed Consolidated Statement of Operations Three Months Ended September 30, 2015
	As Previously Reported	Adjustments / Reclassifications (1)	Adjustments / Reclassifications (2)	As Adjusted
	(In Thousands)
Net sales	$157,685	$5,932	$(75,050)	$88,567
Cost of sales	$144,406	$8,031	$(52,072)	$100,365
Gross profit	$13,279	$(2,099)	$(22,978)	$(11,798)
Selling, general and administrative expense	$29,382	$(2,345)	$(15,435)	$11,602
Provision for losses on accounts receivable	$(161)	$246	$(85)	$—

	Condensed Consolidated Statement of Operations Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments / Reclassifications (1)	Adjustments / Reclassifications (2)	As Adjusted
	(In Thousands)
Net sales	$534,202	$20,558	$(207,090)	$347,670
Cost of sales	$443,682	$26,440	$(144,069)	$326,053
Gross profit	$90,520	$(5,882)	$(63,021)	$21,617
Selling, general and administrative expense	$89,598	$(5,612)	$(46,638)	$37,348
Provision for losses on accounts receivable	$352	$(270)	$(82)	$—
(1)

Previously Reported Correction and Reclassifications – As discussed in our significant accounting policies note to our audited consolidated financial statements included in our August Form 8-K, in the fourth quarter of 2015, we corrected and reclassified certain shipping and handling costs associated with our Chemical Business.  In addition, we reclassified the provision for losses on accounts receivable to selling, general and administrative expenses (“SG&A”).  We revised our condensed consolidated statement of operations for the three and nine months ended September 30, 2015 to conform to the current presentation as summarized in the table above.

(2)

Discontinued Operation Reclassifications – As discussed in Note 2 – Discontinued Operations, the Climate Control Business met the criteria to be reported as held for sale during the second quarter of 2016 and we subsequently consummated such sale during the third quarter of 2016.  As a result, the activities of the Climate Control Business have been segregated from continuing operations and reported as discontinued operations for all periods presented. In the table above, we included the reclassifications associated with discontinued operations for the line items impacted by item (1) above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations

As discussed in Note 1, during the second quarter of 2016, we determined that our previously reported Climate Control Business met the criteria to be classified as a discontinued operation as a result of entering into a definitive agreement for the sale of substantially all of the common stock of the Climate Control Group.

On July 1, 2016, LSB completed the sale of the Climate Control Group to NIBE pursuant to the terms of the Stock Purchase Agreement which, among other things, Consolidated sold all of the stock of the Climate Control Group for an aggregate purchase price of approximately $364 million, before the adjustments as set forth in the Stock Purchase Agreement.  As a result, we recognized a pre-tax gain on the sale of $281.6 million. Additionally, pursuant to the Stock Purchase Agreement, we paid approximately $2.6 million of the cost of a representation and warranty insurance policy and excess directors’ and officers’ insurance policy and agreed to have a certain portion of the purchase price proceeds deposited in both an indemnity escrow and a working capital adjustment escrow account (collectively, the “Escrow Accounts”).  In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services for up to 18 months at an approximate total cost of $2.3 million.  At September 30, 2016, our accounts receivable includes approximately $10.1 million relating to the purchase price, of which a total of $4.7 million is being held in the escrow accounts.  Additionally, our current and noncurrent accrued and other liabilities include approximately $7.2 million relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

At December 31, 2015, the carrying amounts of the assets and liabilities of the Climate Control Group are as follows:

December 31,
2015
(In Thousands)
Cash and cash equivalents	$119
Accounts receivable, net	43,001
Inventories, net	28,780
Other current assets	1,096
Property, plant and equipment, net	26,779
Intangible and other, net	7,002
Total assets classified as held for sale	106,777
Less noncurrent assets classified as held for sale	33,781
Current assets classified as held for sale	$72,996

Accounts payable	20,003
Current and noncurrent accrued and other liabilities	24,659
Total liabilities classified as held for sale	44,662
Less noncurrent liabilities classified as held for sale	12,136
Current liabilities classified as held for sale	$32,526

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations (continued)

Summarized results of discontinued operations are as follows for:

	September 30,
	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
	(In Thousands)
Net sales	$—	$75,050	$138,609	$207,090
Cost of sales	—	52,072	93,178	144,069
Selling, general and administrative expense	—	15,520	32,719	46,720
Transaction costs	—	—	2,535	—
Interest expense	—	5	—	7
Other expense (income), net	—	168	117	417
Income from operations of discontinued operations	—	7,285	10,060	15,877
Gain on sale of discontinued operation	281,590	—	281,590	—
Provision for income taxes	108,549	4,627	95,006	7,516
Income from discontinued operations, including taxes	$173,041	$2,658	$196,644	$8,361

Summarized condensed cash flow information of discontinued operations is as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(In Thousands)
Deferred income taxes	$91,497	$7,427
Depreciation and amortization of property, plant and equipment	$1,607	$3,468
Stock-based compensation	$955	$443
Expenditures for property, plant and equipment	$273	$728
Software and software development costs	$675	$1,603

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$133,551	$(33,763)	$133,701	$(26,697)
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(7,372)	—	(22,351)	—
Dividend and dividend requirements on Series B Preferred	(60)	—	(180)	(240)
Dividend and dividend requirements on Series D Preferred	(15)	—	(45)	(60)
Accretion of Series E Redeemable Preferred	(12,137)	—	(16,620)	—
Net income attributable to participating securities	(1,920)	—	(1,718)	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	112,047	(33,763)	92,787	(26,997)
Dividends on convertible preferred stocks assumed to be converted, if dilutive	—	—	—	—
Numerator for diluted net income (loss) per common share	$112,047	$(33,763)	$92,787	$(26,997)

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	27,075,629	22,799,007	24,926,471	22,741,012
Effect of dilutive securities:
Stock options	—	—	—	—
Dilutive potential common shares	—	—	—	—

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	27,075,629	22,799,007	24,926,471	22,741,012

Basic net income (loss) per common share:
Loss from continuing operations	$(2.25)	$(1.60)	$(4.17)	$(1.56)
Income from discontinued operations, net of taxes	6.39	0.12	7.89	0.37
Net income (loss)	$4.14	$(1.48)	$3.72	$(1.19)

Diluted net income (loss) per common share:
Loss from continuing operations	$(2.25)	$(1.60)	$(4.17)	$(1.56)
Income from discontinued operations, net of taxes	6.39	0.12	7.89	0.37
Net income (loss)	$4.14	$(1.48)	$3.72	$(1.19)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable during the three and nine months ended September 30, 2016.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Convertible preferred stocks	916,666	916,666	916,666	916,666
Stock options	313,853	905,257	456,618	897,690
Restricted stock and stock units	921,669	—	914,956	—
Series E Redeemable Preferred - embedded derivative	436,323	—	449,543	—
	2,588,511	1,821,923	2,737,783	1,814,356

Note 4: Inventories

At September 30, 2016 and December 31, 2015, because costs exceeded the net realizable value, inventory adjustments were $1,541,000 and $2,832,000, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2016	2015
	(In Thousands)
Accrued liabilities associated with discontinued operations	$7,157	$1,878
Accrued interest	7,105	14,784
Accrued payroll and benefits	5,550	4,521
Accrued death and other executive benefits	4,294	4,604
Series E Redeemable Preferred - embedded derivative	2,605	3,308
Accrued health insurance and worker compensation claims	1,622	1,362
Customer deposits	1,405	2,130
Other	9,868	16,007
	39,606	48,594
Less noncurrent portion	9,356	8,786
Current portion of accrued and other liabilities	$30,250	$39,808

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our facilities, including the disposal of waste water generated at certain of these facilities.  Additionally, we have certain facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and the remaining life of the facilities is indeterminable.  As a result, a liability for only a minimal amount relating to AROs associated with these facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, we own working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the obligation is incurred which is typically when the well is completed.  At September 30, 2016 and December 31, 2015, our accrued liability for AROs was $290,000 and $281,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt

Our revolving credit facility and long-term debt consists of the following:

	September 30,	December 31,
	2016	2015
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4% (A)	$—	$—
Senior Secured Notes due 2019 (B)	425,000	425,000
12% Senior Secured Notes due 2019 (B)	50,000	50,000
Secured Promissory Note due 2017, with a current interest rate of 3.84% (C)	8,392	15,856
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	9,417	—
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	15,000	16,189
Secured Promissory Note due 2023, with a current interest rate of 4.77% (F)	19,140	15,000
Other, with a current weighted-average interest rate of 4.6%, most of which is secured primarily by machinery and equipment	4,799	7,103
Unamortized discount and debt issuance costs	(12,163)	(8,726)
	519,585	520,422
Less current portion of long-term debt, net	110,495	22,468
Long-term debt due after one year, net	$409,090	$497,954

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), which matures on April 13, 2018, provides advances up to $100 million, based on specific percentages of eligible accounts receivable and inventories and up to $15 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At September 30, 2016, our available borrowings under our Working Capital Revolver Loan were approximately $22.6 million, based on our eligible collateral, less outstanding letters of credit.

(B) In September 2016, we completed the consent solicitation initiated in August 2016 (the “Consent Solicitation”) to effect certain amendments (the “Amendments”) to the Indenture, dated as of August 7, 2013 (the “Original 7.75% Indenture”), pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”). In connection with the Consent Solicitation, we entered into the First Supplemental Indenture, dated as of September 7, 2016 (the “Supplemental Indenture”) to the Original 7.75% Indenture.  Among other things, the Amendments contained in the Supplemental Indenture allowed us to redeem a portion of the Series E Redeemable Preferred as discussed in Note 11 and allows us to:

•

redeem all outstanding $50 million in aggregate principal amount of our 12% Senior Secured Notes due 2019 (the “12% Senior Secured Notes”), at a redemption price of 106% (original redemption price) of the principal amount thereof plus accrued and unpaid interest to the redemption date (the “12% Notes Redemption”), with the net proceeds of the sale of the Climate Control Business and

•

redeem $50 million in aggregate principal amount of the Senior Secured Notes, at a redemption price of 103.875% (original redemption price) of the principal amount thereof plus accrued and unpaid interest to the redemption date, with the net proceeds of the sale of the Climate Control Business (the “7.75% Notes Redemption”).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt (continued)

In addition, we agreed to prohibitions on our ability to incur future pari passu indebtedness in excess of $25 million (decreased from $50 million) in aggregate principal amount at any time outstanding using the “general debt” basket and the “general liens” basket under the Supplemental Indenture.  Pursuant to the Supplemental Indenture, the interest rate applicable to all Senior Secured Notes outstanding ($375 million) after the consummation of the 7.75% Notes Redemption, with retroactive effect to August 1, 2016, will automatically be increased to 8.5% per annum. As a result of the interest rate increase, we recognized an additional $0.5 million of interest expense in the third quarter of 2016.  At September 30, 2016, our current portion of long-term debt includes approximately $96.2 million (net of unamortized discount and debt issuance costs) related to 7.75% and 12% Notes Redemptions discussed in Note 14 – Subsequent Event, since we anticipated repaying a portion of our long-term debt within the next 12 months.

For financial reporting purposes, the above transaction is a non-substantial debt modification.  As a result, the consent fee of approximately $5.4 million (equal to $13.25 per $1,000 principal amount of Senior Secured Notes for which a consent had been validly delivered) paid to the holders of the Senior Secured Notes was deferred and included in debt issuance costs and is being amortized over the remaining term of the Senior Secured Notes.  In addition, we incurred other fees of approximately $1.4 million for services performed by third parties, which fees were expensed and included in interest expense in the third quarter of 2016.

(C) On April 1, 2016, Zena Energy L.L.C., one of our subsidiaries, entered into the second amended and restated note (the “Amended Note”) with its original lender.  Principal and interest are payable in 20 monthly installments with the first installment made on May 1st.  Interest is based on the LIBOR rate plus 300 basis points and the terms of which were not changed by this amendment.  The Amended Note matures on December 1, 2017.  The Amended Note continues to be secured by certain working interests and related properties and proceeds.

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

(F) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a secured promissory note (the “Secured Promissory Note due 2023”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  On May 13, 2016 (the “Loan Conversion Date”), the remainder of the funding of $4.8 million was drawn and the outstanding principal balance of $19.8 million was converted to a seven year secured term loan requiring 83 equal monthly principal and interest payments with a final balloon payment of approximately $6.1 million. This Note bears interest at a rate that is based on the monthly LIBOR rate plus 4.25% and matures in May 2023. The Secured Promissory Note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies

UAN supply agreement – On March 3, 2016, our subsidiary, Pryor Chemical Company (“PCC”) entered into a UAN Purchase and Sale Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), which became effective June 1, 2016 (the “CVR Purchase Agreement”). Under the CVR Purchase Agreement, CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC in excess of the needs of PCC or its affiliates, which shall be no more than 30,000 tons per year and no more than 10,000 tons in any calendar quarter.   If CVR fails to take delivery of certain tons of UAN produced at the PCC and such failure causes PCC’s storage capacity to be more than 75% utilized or the production unit at the PCC to be slowed down, shut-down or idled, PCC may immediately sell such unpurchased product to a third-party without restriction.

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

Natural Gas Purchase Commitments – See Note 9 – Derivatives, Hedges, Financial Instruments and Carbon Credits for discussion of our commitments relating to derivative contracts and carbon credits (accounted for on a mark-to-market basis).  At September 30, 2016, our natural gas contracts, which are exempt from mark-to-market accounting, included the firm purchase commitments of approximately 11.2 million MMBtu of natural gas.  These contracts extend through June 2018 at a weighted-average cost of $3.22 per MMBtu ($36.2 million) and a weighted-average market value of $2.92 per MMBtu ($32.8 million).

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

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others. We are responsible for our working interest proportionate share of the costs involved.  As of September 30, 2016, our accrued liabilities for environmental matters totaled $231,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Please see the discussion in Note 6 – Asset Retirement Obligations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

1. Discharge Water Matters

Each of our manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S. Environmental Protection Agency (the “EPA”). These permits limit the type and amount of effluents that can be discharged and control the method of such discharge.

Our facility located in Pryor, Oklahoma (the “Pryor Facility”) is authorized by permit to inject wastewater into an on-site underground injection well through 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed following its expiration, and PCC may have to find an alternative means of waste water disposal after the permit expires.  PCC has engaged in ongoing discussions both internally and with the ODEQ regarding future disposal of this wastewater stream.

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contains more restrictive discharge limits than the previous 2004 permit. These more restrictive limits could impose additional costs on the El Dorado Facility, and may require the facility to make operational changes in order to meet these more restrictive limits.  From time to time, the El Dorado Facility has had difficulty meeting the more restrictive dissolved minerals NPDES permit levels, primarily related to storm-water runoff and EDC is currently working with ADEQ to resolve this issue through a new permit, which is currently in progress.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010. At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of September 30, 2016.

2. Air Matters

PCC has been advised by the ODEQ that the agency is conducting an investigation into whether the Pryor Facility is in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  PCC is cooperating with the ODEQ in connection with this ongoing investigation. As of September 30, 2016, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

3. Other Environmental Matters

In November 2006, EDC entered into a Consent Administrative Order (“CAO”) with the ADEQ to address nitrates in shallow groundwater. The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan. EDC’s risk assessment and the remedial action plan, initially submitted to the ADEQ in 2007, recommended monitored natural attenuation. The ADEQ’s review of the EDC proposed remedy is ongoing. Under the CAO, the ADEQ may require additional wells be added to the program or may allow EDC to remove wells from the program. At this time, the duration and cost (or range of costs) of the ground water monitoring program or the necessity for any additional remediation cannot be reasonably estimated.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

During 2014, the Cherokee Facility received Notice of Violation (“NOV”) from the EPA as a result of a 2013 risk management inspection at the facility.  The NOV listed eleven alleged violations.  We reached a settlement of the NOV in March 2016 whereby we agreed to pay a penalty in the form of providing approximately $100,000 to purchase emergency response equipment for local first responders plus a civil penalty to the EPA of approximately $26,000, which both penalties have been paid.

In 2002, two of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property where the facility is located.  Even though we continued to own the real property, we did not assess our continuing involvement with our former Hallowell Facility to be significant and therefore accounted for the sale as discontinued operations.  Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and develop a corrective action strategy based on the investigation.  In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters. Based on the assessment discussed above, we account for transactions associated with the Hallowell Facility as discontinued operations.

As the successor to a prior owner of the Hallowell Facility, Chevron Environmental Management Company (“Chevron”) has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

Our subsidiary and Chevron have retained an environmental consultant to prepare and perform a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. The proposed strategy includes long-term surface and groundwater monitoring to track the natural decline in contamination.  The KDHE is currently evaluating the corrective action strategy, and, thus, it is unknown what additional work the KDHE may require, if any, at this time.  We are advised by our consultant that until the study is completed there is not sufficient information to develop a meaningful and reliable estimate (or range of estimate) as to the cost of the remediation.  We accrued our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.  As more information becomes available, our estimated accrual will be refined.

B. Other Pending, Threatened or Settled Litigation

In April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage.  West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC, and purchased AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.  In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al., in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, and the carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect, but allowed the plaintiffs to proceed on claims for design defect and failure to warn.  Subsequently, we and EDC have entered into a confidential settlement agreement with several plaintiffs that had claimed wrongful death and bodily injury.  A portion of these settlements were paid by the insurer during 2015 and in the first half of 2016.  While these settlements resolve the claims of what we believe were the highest risk cases in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2016, no liability reserve has been established in connection with this matter but we have incurred professional fees up to our self-insured retention amount.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at September 30, 2016.

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

We are also involved in various other claims and legal actions.  It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

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

The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At September 30, 2016, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts and a foreign exchange contract.  For the natural gas contracts, these contracts are valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices.  At September 30, 2016, the valuation inputs included the contractual weighted-average cost of $3.01 per MMBtu and the estimated weighted-average market value of $3.02 per MMBtu.

For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. At September 30, 2016, the valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.13 (U.S. Dollar/Euro).  No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At September 30, 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  At December 31, 2015, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3.  The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  At September 30, 2016, the valuation of the embedded derivative is classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the instruments discussed above.

Commodities Contracts

Raw materials for use in our manufacturing processes include natural gas.  As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis.  At September 30, 2016, our futures/forward natural gas contracts subject to mark-to-market accounting were minimal.  At December 31, 2015, our futures/forward natural gas contracts included 1,820,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.35 per MMBtu.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Foreign Exchange Contracts

One of our subsidiaries purchases industrial machinery and related components from vendors outside of the United States.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates.  At September 30, 2016 and December 31, 2015, our foreign exchange contract was for the receipt of approximately 66,000 Euros and 280,000 Euros, respectively, through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro).  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Interest Rate Contracts

In February 2011, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 and ended on March 31, 2016.  This contract was a free-standing derivative and was accounted for on a mark-to-market basis.  During the nine months ended September 30, 2016 and 2015, no cash flows occurred relating to the purchase or sale of interest rate contracts.  The cash flows associated with the interest rate swap payments are included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of our agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At December 31, 2015, we had approximately 495,000 carbon credits (none at September 30, 2016), all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

Embedded Derivative

The embedded derivatives relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value as discussed in Note 11, has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the Amendments in connection with the Consent Solicitation relating to the Senior Secured Notes as discussed in Note 7, including the redemption of the portion of Series E Redeemable Preferred discussed in Notes 7 and 11, we estimate that the contingent redemption feature has no fair value at September 30, 2016 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019. At September 30, 2016 and December 31, 2015, the fair value of the participation rights was based on the equivalent of 303,646 and 456,225 shares, respectively of our common stock at $8.58 and $7.25 per share, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

		Fair Value Measurements at September 30, 2016 Using
Description	Total Fair Value at September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2015
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts (1)	$2	$—	$2	$—	$195
Carbon credits	—	—	—	—	1,154
Foreign exchange contracts	1	—	1	—	—
Total	$3	$—	$3	$—	$1,349
Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts (1)	$(2)	$—	$(2)	$—	$(202)
Contractual obligations - carbon credits	—	—	—	—	(1,154)
Embedded derivative	(2,605)	—	—	(2,605)	(3,308)
Interest rate contracts	—	—	—	—	(126)
Foreign exchange contracts	—	—	—	—	(6)
Total	$(2,607)	$—	$(2)	$(2,605)	$(4,796)

(1)

At September 30, 2016 and December 31, 2015, $2,000 and $195,000, respectively, are subject to an agreement that allows net settlement of contracts related to natural gas commitments; however, we have chosen to present the fair values of our commodities contracts under master netting agreements using a gross fair value presentation.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  As discussed above under “Embedded Derivative”, as the result of entering into the Stock Purchase Agreement relating to the subsequent sale of the Climate Control Business, the valuation of the embedded derivative transferred from Level 2 to Level 3 as the result of the changes in probability relating to contingent redemption features requiring the use of significant unobservable inputs.  The classification transfer of this derivative was deemed to occur at the beginning of the second quarter of 2016.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
	(In Thousands)
Beginning balance	$6	$4,049	$(1,871)	$(4,049)	$1,154	$2,779	$(1,154)	$(2,779)
Transfers into Level 3	—	—	—	—	—	—	(5,817)	—
Transfers out of Level 3	—	—	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	1,196	—	(3,395)	904	1,256	1,334	754	(430)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(1,202)	(3,862)	—	—	(2,410)	(3,926)	—	—
Settlements	—	—	2,661	2,958	—	—	3,612	3,022
Ending balance	$—	$187	$(2,605)	$(187)	$—	$187	$(2,605)	$(187)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$—	$(2,199)	$—	$—	$177	(816)	$(177)

Net gains (losses) included in continuing operating results and the statement of operations classifications are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts (1)	$18	$(1,014)	$81	$(2,657)
Cost of sales - Undesignated foreign exchange contracts	1	2	7	(62)
Other income - Carbon credits	1,196	904	1,513	2,645
Other expense - Contractual obligations relating to carbon credits	(922)	—	(982)	(1,741)
Non-operating other expense - embedded derivative	(2,474)	—	(1,031)	—
Interest expense - Undesignated interest rate contracts	—	(10)	—	(55)
Total net losses included in operating results	$(2,181)	$(118)	$(412)	$(1,870)

(1)	Net losses of $512,000 and $917,000 have been reclassified to discontinued operations for the three and nine months ended September 30, 2015. See Note 2-Discontinued Operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

We did not have any financial instruments with fair values significantly different from their carrying amounts, except for the Senior Secured Notes at December 31, 2015, as shown below.

	September 30, 2016		December 31, 2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$425	$430	$425	$355

(1)	Based on a quoted price of 101.13 at September 30, 2016 and 83.65 at December 31, 2015.

The Senior Secured Notes valuation is classified as Level 2.  In addition, the valuation of the 12% Senior Secured Notes is also classified as Level 2.  The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates.  The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 6 - Asset Retirement Obligations.

Note 10: Income Taxes

Benefit for income taxes from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)
Current:
Federal	$(1)	$(5,059)	$(1)	$(5,040)
State	270	1,484	382	213
Total Current	$269	$(3,575)	$381	$(4,827)

Deferred:
Federal	$(19,849)	$(20,592)	$(28,680)	$(18,346)
State	(2,646)	(2,465)	(2,448)	(2,208)
Total Deferred	$(22,495)	$(23,057)	$(31,128)	$(20,554)
Benefit for income taxes	$(22,226)	$(26,632)	$(30,747)	$(25,381)

For the three and nine months ended September 30, 2016 and 2015, the current benefit for federal income taxes from continuing operations shown above includes regular federal income tax provision after the consideration of permanent and temporary differences between income for GAAP and tax purposes. For the three and nine months ended September 30, 2016 and 2015, the current provision for state income taxes from continuing operations shown above includes regular state income tax and provisions for uncertain state income tax positions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration, and a valuation allowance of approximately $9 million was established for the deferred tax assets associated with these state NOL carryforwards.

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

The tax benefit for the nine months ended September 30, 2016 from continuing operations was $30.7 million (33% of pre-tax loss) and the tax benefit for the nine months ended September 30, 2015 from continuing operations was $25.4 million (42% of pre-tax loss).  Our annual estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items. Our estimated effective tax rate from continuing operations for 2015 was impacted by relatively minor changes in ordinary income that had a significant effect on the rate.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2013-2015 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

Note 11. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

On September 19, 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred (the “Series E Redemption”) for approximately $80 million, which includes $78.3 million for the liquidation preference of $1,000 per share, plus accumulated dividends (the “Liquidation Preference”) as shown in the table below and $1.7 million for the participation rights value associated with the Series E Redemption. The Series E Redemption was funded from a portion of the proceeds from the sale of our Climate Control Business.  After the redemption, 139,768 shares of the Series E Redeemable Preferred remain outstanding.

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of September 30, 2016.  Dividends accrue semi-annually in arrears and are compounded.

As discussed in Note 9, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

As of September 30 2016, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11. Securities Financing Including Redeemable Preferred Stocks (continued)

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2015	210,000	$177,272	1	$—
Accretion relating to liquidation preference on preferred stock	—	11,475	—	—
Accretion for discount and issuance costs on preferred stock	—	5,145	—	—
Accumulated dividend	—	22,351	—	—
Redemption of preferred stock	(70,232)	(70,232)	—	—
Dividends paid	—	(8,028)	—	—
Balance at September 30, 2016	139,768	$137,983	1	$—

Currently, the carrying value of the Series E Redeemable Preferred is being increased by periodic accretions using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  Due to the redemption of the shares of Series E Redeemable Preferred discussed above, approximately $9.3 million of accelerated accretion (recorded to retained earnings) was recognized during the third quarter of 2016.  For the three and nine months ended September 30, 2016, the accelerated accretion reduced basic and diluted earnings per share by $0.34 and $0.37, respectively.

Warrants

In conjunction with the issuance of the Series E and Series F Redeemable Preferred in December 2015 to LSB Funding LLC (the “Purchaser”), we issued warrants to the Purchaser to purchase 4,103,746 shares of common stock (the “Warrants”). Each warrant afforded the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10. In May 2016, all of the Warrants were exercised by the holder in a cashless exercise resulting in the issuance of 4,103,746 shares of our common stock, of which 34,422 shares of common stock were surrendered (and we are holding such shares as treasury stock) by the holder in payment of the exercise price.

Registration Rights Agreement- Warrants

Pursuant to a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock, we filed a registration statement, including amendments, to permit the public resale of registrable securities then outstanding. We are required to use commercially reasonable efforts to cause the registration statement to become effective as soon as practicable thereafter.

Furthermore, the registration statement must be declared effective by December 3, 2016. If the registration statement is not declared effective on or prior to December 3, 2016, the Purchaser is entitled to liquidated damages of 0.25% of the liquidated damages multiplier (the closing price of our common stock as of the date of the calculation multiplied by the number of our common stock issued or issuable upon the exercise of the Warrants and other issuance events, if applicable, and held by the Purchaser and as described in the agreement) for the first 30 day period immediately following such default and an additional 0.25% with respect to each subsequent 30 day period, up to a maximum increase of 1.00%.  In no event will the aggregate of all liquidated damages exceed 3.0% of the aggregate purchase price (the closing price of our common stock as of the date of the calculation multiplied by the number of our common stock issued or issuable upon the exercise of the Warrants and other issuance events, if applicable).

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Related Party Transactions

Golsen Group

During the first quarter of 2015, we paid dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.  No dividends were declared during the first nine months of 2016.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Group.

During the second quarter of 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of Jack E. Golsen and former employee and President and Chief Operating Officer of the Climate Control Business.  Pursuant to the terms of the agreement, S. Golsen is to provide services relating to the sale of the Climate Control Business and subsequent services to improve the transition process from LSB to NIBE.  The total consulting fee is $425,000 and the term of the agreement is for 2 years, but could be terminated earlier under certain circumstances.

During the third quarter of 2016, we executed agreements, sold and assigned our rights in certain life insurance policies owned by us as beneficiary.  The purchase price of these policies was the cash surrender value at the time of purchase.  These policies insured our two Board members, Jack E. Golsen and Barry H. Golsen and a former employee S. Golsen.  We received approximately $1.7 million from the sale of these life insurance policies.

During the first nine months of 2016, we incurred consulting fees of approximately $135,000 from one of our Board members, Mr. Richard Sanders.  These fees relate to services performed by Mr. Sanders as an Interim Executive Vice President, Chemical Manufacturing, which involved the oversight of our chemical plant operations during this time period.  On August 1, 2016, these consulting services ceased when we appointed Mr. John Diesch in this executive position.

Note 13: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2016	2015
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$3,588	$(3,648)
Noncash continuing investing and financing activities:
Accounts payable and accrued liabilities associated with additions of property, plant and equipment	$15,685	$59,566
Long-term debt associated with additions of capitalized internal-use software and software development	$759	$2,233
Dividend accrued on Series E Redeemable Preferred	$14,323	$—
Accretion of Series E Redeemable Preferred	$4,911	$—

Note 14: Subsequent Event

In October 2016, we made payments totaling $106.9 million to redeem:

•	all of the outstanding $50 million of the 12% Senior Secured Notes due 2019 at the original redemption price of 106% plus accrued interest and
•	$50 million of the 7.75% Senior Secured Notes due 2019 at the original redemption price of 103.875% plus accrued interest

As a result of this transaction, we will recognize a loss on extinguishment of debt of approximately $8.7 million in the fourth quarter of 2016.  These redemptions were funded from a portion of the proceeds from the sale of our Climate Control Business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other items included in this Form 10-Q and our September 30, 2016 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects the results of continuing operations, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

We manufacture and sell chemical products for the agricultural, mining, and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility for a global chemical company in Baytown, Texas. Our products are sold through distributors and directly to end customers throughout the United States.

Key Initiatives

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Enhancing our capital structure.  As previously reported, we completed the sale of the Climate Control Business on July 1, 2016 for the gross sales price of $364 million.  In order to reduce our overall leverage, our annual fixed charges and our blended cost of capital, we used approximately $80 million of the net proceeds to redeem a portion of the Series E Redeemable Preferred (including accumulated dividends) in September 2016, and we used approximately $107 million to redeem a portion of our outstanding 7.75% Senior Secured Notes (including accrued interest) and our outstanding 12% Senior Secured Notes (including accrued interest) in October 2016 as discussed below.

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make changes to enhance the operations teams at our chemical facilities, and we continue to upgrade the plants at each facility in order to reduce unplanned outages, unplanned downtimes, and the frequency of planned Turnarounds thereby improving overall operating up-time.

•

Broadening the distribution of our AN and Nitric Acid products.  Given the reduction in our LDAN sales from the declining use of coal, we are working to broaden our overall sales of HDAN through a number of marketing initiatives that will broaden our addressable market. Those initiatives include, storing HDAN at our Pryor and Cherokee Facilities and selling to new markets out of those facilities.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products.

•

Reducing and controlling our cost structure.  Since we sold our Climate Control Business on July 1, 2016, we have identified and taken action to reduce our SG&A expense approximately $6 million in savings annually.  We continue to review our manufacturing and SG&A costs at each manufacturing facility with a goal of further reducing those costs as well in 2017.

•

Selling non-core assets. We have identified assets that are no longer necessary in the operations of our business. Those assets include our working interest in the Marcellus Shale, our engineered products business, certain pieces of equipment and certain real estate. We are considering selling certain of these non-core assets, which we believe could generate approximately $20 million of net cash proceeds (net of debt).

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Recent Developments

Sale of Climate Control Business

As previously reported, on July 1, 2016, we completed the sale of our Climate Control Business to a subsidiary of NIBE for a total of $364 million before the customary adjustments set forth in the Stock Purchase Agreement.  As a result, we recognized a pre-tax gain on the sale of approximately $282 million.  At September 30, 2016, our accounts receivable included approximately $10.1 million relating to the sale of our Climate Control Business, of which approximately $7.3 million, related to the working capital true-up and related escrow. Those payments were received in October 2016.  The remaining balance of approximately $2.8 million represents an indemnity escrow.   Also, our current and noncurrent accrued and other liabilities include approximately $7.2 million, which are primarily related to estimated contingent liabilities, costs in connection with the Transition Services Agreement (“TSA”) and certain severance agreements associated with the sale.  See additional discussion in “Note 2 – Discontinued Operations” in our Notes to Condensed Consolidated Financial Statements included in this report.

Redemption of Portion of Series E Redeemable Preferred and Senior Secured Notes

In September 2016, we completed the consent solicitation to effect the Amendments to the Original 7.75% Indenture and entered into the Supplemental Indenture as discussed in “Note 7 – Long–Term Debt” in our Notes to Condensed Consolidated Financial Statements included in this report.  As a result, in September 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred Stock for approximately $80 million, which includes $78.3 million for the liquidation preference of $1,000 per share and accumulated dividends and $1.7 million for the participation rights value associated with the redeemed shares and we agreed to call debt totaling approximately $107 million as follows:

•	$50 million of 12% Senior Secured Notes due 2019 at a call price of 106% plus accrued interest and;
•	$50 million of 7.75% Senior Secured Notes due 2019 at a call price of 103.875% plus accrued interest.

Those payments, along with the Series E Redemption, were funded with proceeds from the sale of our Climate Control Business. See further discussion under “Liquidity and Capital Resources.”

Planned and Unplanned Downtime at our Three Primary Facilities

As previously disclosed, our Cherokee Facility began its scheduled bi-annual Turnaround on July 23, 2016, which was completed on August 19, 2016.  During start-up, a head gasket failure on one of the ammonia plant’s three synthesis gas compressors required the compressor to be taken out of service, which reduced the facility’s ammonia production to approximately 340 tons per day, as compared to its nameplate capacity of approximately 510 tons per day. Repairs required selected major parts replacement, extending the outage of that compressor.  The Cherokee Facility resumed ammonia production at its nameplate capacity of 510 tons per day on September 22, 2016.  The impact to third quarter 2016 operating results as a result of the Cherokee Facility’s reduced ammonia production, related lost fixed cost absorption and additional repair expense was approximately $4.0 million.

Our Pryor Facility also had a Turnaround scheduled during the third quarter. The scheduled maintenance activity began on August 26, 2016, approximately two weeks earlier than initially planned. While in Turnaround, management performed weld repairs to the urea plant reactor and made the decision to perform additional work to both the ammonia and urea plants in order to increase their reliability going forward. Pryor’s ammonia plant resumed production on October 8, 2016, and its urea plant resumed production on October 30, 2016.  The impact to third quarter 2016 operating results as a result of Pryor’s reduced ammonia and UAN production, related lost fixed cost absorption and additional repair expense was approximately $7.5 million.

After returning to service on July 31, 2016 following two weeks of unplanned downtime related to a lightning strike that was previously announced, the ammonia plant at our El Dorado Facility was taken down for a total of 18 days during the third quarter to address heat exchanger tube leaks and to make modifications to the process vent system design to improve safety and reliability. El Dorado’s ammonia plant resumed production on September 22, 2016.  The impact to third quarter 2016 operating results as a result of El Dorado’s reduced production, related lost fixed cost absorption and additional repair expense was approximately $14.5 million.

We believe the impact to the fourth quarter 2016 due to lower beginning inventory, reduced production and related lost fixed cost absorption and repair expense will be a reduction in operating results of between $5 million to $5.5 million.

See additional discussion below under “Items Affecting Comparability of Results of the Third Quarter”.

Also in late July 2016, we initiated repairs on several heat exchangers and a leak in our new nitric acid plant’s nitrous oxide abatement vessel at our El Dorado Facility.  The plant returned to service at the end of August 2016. During this downtime, we were able to supply customer requirements from our other nitric acid production facilities with limited financial impact.

In late October 2016, the nitrous oxide abatement vessel developed another leak and this nitric acid plant was taken out of service.  Upon further inspection and review, the plant’s technology provider and their sub-contractor determined that a new nitrous oxide abatement vessel may need to be fabricated after a metallurgical analysis is completed.  In order to operate this nitric acid plant while we wait for a permanent solution, a temporary by-pass system will need to be developed and installed.

The by-pass system will take between 30 to 45 days to design and construct.  Fabrication and installation of a new nitrous oxide abatement vessel, if needed, could take up to a year.  We expect the cost of the by-pass system, any repairs or new vessel fabrication and installation will be covered under warranty provisions of our original contract.  Customer shipments are not expected to be interrupted in the near term as our El Dorado Facility has a secondary nitric acid plant and our other facilities are able to provide required shipments of nitric acid to our El Dorado Facility enabling us to meet our current customer demands. The estimated impact on our operating results for the fourth quarter of 2016 from this downtime will be $2.5 million to $3 million.

In addition, we are currently seeking a near term consent administrative order from the ADEQ to allow continued operation of this nitric acid plant after the by-pass is completed and repairs are made or a new nitrous oxide abatement vessel is fabricated and installed.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 29% of our total net sales for the third quarter of 2016.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers, which, in turn, depends upon, among other factors, world grain demand and production levels, the cost and availability of transportation, storage, weather conditions, competitive pricing and the availability of imports. An expansion or upgrade of competitors' facilities, international political and economic developments and other factors are likely to continue to play an important role in nitrogen fertilizer industry economics. These factors can impact, among other things, the level of inventories in the market, resulting in price volatility and product margins.

Corn prices are a key factor and affect the number of acres of corn planted in a given year which, in turn, affect the number of acres planted, and thus, the consumption of nitrogen fertilizer and resulting prices.  The latest World Agricultural Supply and Demand Estimates Report dated October 12, 2016 estimates corn production for 2016 of 15.1 billion bushels, up 11% from 2015 reflecting the increase in planted and harvested areas, in addition to higher yields per acre.  However, while corn use has increased in 2016, record corn production for the year has resulted in ending stocks to increase above 2015 levels.  While the spring nitrogen fertilizer application season was strong resulting in good demand for UAN and other nitrogen products, selling prices of these products have declined throughout the year due to lower commodity prices for grains, anticipated capacity expansions of nitrogen fertilizer production facilities, foreign currency exchange rates compared to the U.S. dollar and the continued high grain stocks-to-use ratios discussed previously.  We currently expect the selling prices of our agricultural products to remain at current levels during the remainder of 2016.

Lastly, this year’s corn harvest is approximately 24% complete, which is slightly behind the average of the last five years as the harvest has been impacted by unfavorable weather in certain areas of the U.S.  Additional unfavorable weather could cause the corn harvest to be further delayed, which would impact the timing and length of the fall fertilizer application season and further influence the timing of demand for our agricultural products during the fourth quarter of 2016.

Industrial

Sales of our industrial products, which include ammonia sales from El Dorado, were approximately 56% of our total net sales for the third quarter of 2016.  Generally, our industrial product sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  Those industries typically follow general economic indicators in the U.S., which according to the American Chemistry Council, continue to be mostly positive. Our sales prices of industrial products generally vary with the market price of our feedstock (ammonia at the Baytown Facility, natural gas or sulfur, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 12% of our total net sales for the third quarter of 2016.  Our mining products include LDAN and AN Solution.  The primary uses of these products are as AN fuel oil and specialty emulsion, generally in surface mining of coal in quarries and the construction industry.  Coal mining is the largest user of LDAN and AN Solution and that industry has been in a continuing decline throughout 2016.  While recent coal pricing has improved as a result of lower coal supplies, we do not see that as a long term indicator for increased LDAN volume. However, the DOE Energy Information Administration is now projecting an improvement in coal production for 2017 and a slight rise in electricity generation based upon coal as natural gas prices trend upward. We believe coal production in the U.S. continues to face significant challenges.

We currently have executed contracts with customers with purchase requirements of approximately 70,000 tons per year.  While we believe our plants are strategically located to support the various regions around the country, our current mining sales volumes are being significantly impacted by overall lower customer demand for LDAN.

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

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee, El Dorado and Pryor Facilities. Over the last five years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which have reduced and stabilized natural gas prices, providing North American plants manufacturing ammonia from natural gas with a cost advantage over certain imports.  As a result, we believe that our competitive position (related to these three facilities) and that of other North American nitrogen fertilizer producers have been positively impacted.

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

	2016	2015
Natural gas volumes (MMBtu in millions) (1)	5	2
Natural gas average cost per MMBtu	$2.84	$3.19

(1)	The increase in volume in the third quarter of 2016 is attributed to the new ammonia plant at the El Dorado Facility.

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial impact of planned downtime at our plants, including Turnarounds is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.

Our Cherokee Facility is on a two-year Turnaround cycle and we performed a Turnaround in the third quarter of 2016. However, we encountered unplanned downtime during the start-up phase of the plant as discussed above under “Overview – Recent Developments”.  The next Turnaround to be performed at our Cherokee Facility is expected to occur in the third quarter of 2018.

Our Pryor Facility is on a one-year Turnaround cycle and we performed a Turnaround in the third quarter for 2016 during which management made the decision to perform additional work to both the ammonia and urea plants that extended the downtime as discussed above under “Overview – Recent Developments”.  The next Turnaround to be performed at our Pryor Facility is expected to occur in the third quarter of 2017.

At our El Dorado Facility, historically, we were able to perform Turnaround projects on individual plants without shutting down the entire facility and the impact of lost production is not significant.  With the completion of the new ammonia plant, the facility will begin to schedule Turnarounds.  Currently, no Turnarounds are scheduled for the remainder of 2016 or for 2017 at the El Dorado Facility that would require a shutdown of the facility’s ammonia plant.  The El Dorado Facility experienced unplanned downtime in the third quarter of 2016 as discussed above under “Overview – Recent Developments”.

All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

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

Consolidated Results of the Third Quarter of 2016

Our consolidated net sales for the third quarter of 2016 were $80.3 million compared to $88.6 million for the same period in 2015, a decrease of $8.3 million.  Our consolidated operating loss was $45.9 million compared to $62.2 million for the same period in 2015, an improvement of $16.3 million.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

On-Stream Rates

The Cherokee Facility reported on-stream rates (excluding impact from scheduled Turnaround activity) for its ammonia plant at 87% and 100% for the third quarter of 2016 and 2015, respectively.  The decrease in rates relates to unplanned downtime as discussed above under “Overview – Recent Developments”.  Our Cherokee Facility began its scheduled bi-annual Turnaround on July 23, 2016, which was completed on August 19, 2016.  During start-up, a head gasket failure on one of the ammonia plant’s three synthesis gas compressors required the compressor to be taken out of service, which reduced the facility’s ammonia production.  The Cherokee Facility resumed ammonia production at its nameplate capacity of 510 tons per day on September 22, 2016.  The impact to third quarter 2016 operating results as a result of the Cherokee Facility’s reduced ammonia production, related lost fixed cost absorption and additional repair expense was approximately $4.0 million.

The Pryor Facility’s ammonia plant reported on-stream rates (excluding impact from scheduled Turnaround activity) in the third quarter of 2016 of approximately 70% compared to 57% for the third quarter of 2015.  Although the rates increased from the same period of 2015, they fell below our expectations.  During both quarters, Turnarounds were performed at this facility.  As discussed above under “Overview – Recent Developments”, while in Turnaround during 2016, management performed weld repairs to the urea plant reactor and made the decision to perform additional work to both the ammonia and urea plants in order to increase their reliability going forward. The impact to third quarter 2016 operating results as a result of Pryor’s reduced ammonia and UAN production, related lost fixed cost absorption and additional repair expense was approximately $7.5 million.

The El Dorado Facility reported on-stream rates for its ammonia plant at 62% for the third quarter of 2016. As discussed above under “Overview – Recent Developments”, the El Dorado Facility’s new ammonia plant experienced two unplanned downtime events during the third quarter of 2016. The impact to third quarter 2016 operating results as a result of El Dorado’s reduced production, related lost fixed cost absorption and additional repair expense was approximately $14.5 million.

Debt and Interest Expense

During the third quarter of 2016 and 2015, interest expense was $13.3 million and $0.9 million respectively.  The third quarter of 2015 excluded capitalized interest of $8.3 million related to the El Dorado expansion project which was completed during the second quarter of 2016. The third quarter of 2016 included additional interest expense of $1.8 million from financing completed in the fourth quarter of 2015 and $2.2 million as a result of the debt modification associated with the Consent Solicitation.

Depreciation Expense

During the third quarter of 2016 and 2015, depreciation expense was $16.9 million and $9.8 million, respectively.  The increase is primarily due to our El Dorado expansion project being completed and placed into service.

Impairment of Natural Gas Properties (Third Quarter 2015 only)

As previously reported during third quarter of 2015, we recognized a non-cash impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our working interest in natural gas properties in the Marcellus Shale region to the estimated fair value of $22.5 million at September 30, 2015.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales include net sales to unaffiliated customers as reported in the condensed consolidated financial statements.  Gross profit (loss) represents net sales less cost of sales.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table contains certain financial information:

	Three Months Ended			Percentage
	2016	2015	Change	Change
	(In Thousands)
Net sales:
Agricultural products	$23,340	$31,613	$(8,273)	(26.2)%
Industrial acids and other chemical products	44,867	44,173	694	1.6%
Mining products	9,935	9,924	11	0.1%
Other products	2,120	2,857	(737)	(25.8)%
Total net sales	$80,262	$88,567	$(8,305)	(9.4)%

Gross loss	$(36,379)	$(11,798)	$(24,581)	208.4%
Gross profit percentage (1)	(45.3)%	(13.3)%	(32.0)%
Selling, general and administrative expense	9,962	11,602	(1,640)	(14.1)%
Impairment of natural gas properties	—	39,670	(39,670)	(100.0)%
Other income, net	(409)	(866)	457	(52.8)%
Operating loss	(45,932)	(62,204)	16,272	(26.2)%
Interest expense, net	13,333	872	12,461	1429.0%
Non-operating other expense (income), net	2,451	(23)	2,474	(10756.5)%
Benefit for income taxes	(22,226)	(26,632)	4,406	(16.5)%
Loss from continuing operations	$(39,490)	$(36,421)	$(3,069)	8.4%

Additions to property, plant and equipment:	$13,253	$138,006	$(124,753)	(90.4)%

Depreciation, depletion and amortization of property, plant and equipment:	$16,862	$9,772	$7,090	72.6%

(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	70,144	63,355	6,789	11%
HDAN	26,961	16,165	10,796	67%
Ammonia	14,942	15,976	(1,034)	(6)%
Other	3,051	3,514	(463)	(13)%
Total	115,098	99,010	16,088	16%

	Three Months Ended September 30,			Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$148	$234	$(86)	(37)%
HDAN	$237	$353	$(116)	(33)%
Ammonia	$298	$465	$(167)	(36)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric acid	147,075	144,290	2,785	2%
LDAN/HDAN	22,978	11,746	11,232	96%
AN Solution	15,873	28,771	(12,898)	(45)%
Ammonia	57,338	11,272	46,066	409%
Total	243,264	196,079	47,185	24%

Net Sales

In general, our third quarter 2016 agricultural sales were lower due to lower selling prices for HDAN, UAN and ammonia.  Industrial and mining sales were slightly higher due to higher sales volumes partially offset by lower product prices tracking the lower published ammonia indices. In addition, natural gas volumes and sales prices from our working interest in the Marcellus Shale declined compared to the same period in 2015.  See the discussion above concerning factors impacting on-stream rates of certain facilities under “Items Affecting Comparability of Results of the Third Quarter.”

•

Agricultural products comprised approximately 29% of our net sales for the third quarter 2016 compared to 36% for the same period of 2015.  Sales were down in the third quarter of 2016 compared to the third quarter of 2015 as our average selling prices per ton of our products were significantly lower in the third quarter of 2016 compared to the same quarter of 2015.  Offsetting some of the reduction in average selling prices were increases in sales volumes in third quarter 2016 compared to the third quarter of 2015 for both HDAN and UAN.  Our HDAN sales volumes were higher primarily due to increased customer demand as a result of favorable weather conditions in certain market areas while our UAN sales volumes were higher due to improved production rates providing additional product for sale at our Pryor Facility partially offset by lower production rates and sales volumes at our Cherokee Facility.

•

Industrial acids and other chemical products sales increased slightly as the result of higher sales volumes of ammonia currently being produced at our El Dorado Facility and higher sales volumes at our Baytown Facility partially offset by lower product selling prices.

•

Mining products sales were essentially unchanged from the 2015 third quarter but included higher sales volume of LDAN/HDAN from our El Dorado Facility offset by lower sales volumes of AN solution from our Cherokee Facility.

•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.  The decrease in other products is mainly is due to lower realized natural gas selling prices out of the Marcellus Shale region combined with lower production volumes compared to the same period in 2015 as the operator of these properties has slowed development due to the decline in natural gas sales.

Gross Loss

As noted in the table above, our gross loss increased $24.6 million compared to the third quarter of 2015.  In addition to the negative impact from lower sales, this increase in loss was driven primarily by the lost fixed cost absorption and increased repair expenses associated with the planned and unplanned downtime experienced at our Cherokee and El Dorado Facilities and the increase in overall depreciation expense as discussed above under “Items Affecting Comparability of Results of the Third Quarter” partially offset by improved feedstock costs primarily as the result of our El Dorado Facility producing ammonia from natural gas compared to purchasing ammonia and lower average natural gas prices.

Selling General and Administrative

Our SG&A expenses were $10 million for the third quarter of 2016, a decrease of $1.6 million compared to the same period in 2015.  The decrease was primarily driven by a $2 million decrease in overall compensation and training expenses partially offset by an increase of $0.3 million in professional fees.

Impairment of Natural Gas Properties

During the third quarter of 2015, we recognized a non-cash impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our working interest in natural gas properties in the Marcellus Shale region to the estimated fair value of $22.5 million at September 30, 2015.

Interest Expense, net

Interest expense for the third quarter of 2016 was $13.3 million compared to $0.9 million for the same period in 2015.  The increase is primarily due capitalizing $8.3 million of interest in the third quarter of 2015 compared to the lack of capitalized interest in the third quarter of 2016 as a result of the El Dorado expansion project being completed in the second quarter of 2016. Additionally, the third quarter of 2016 includes additional interest expense of $1.8 million from the financing completed in the fourth quarter of 2015, and $2.2 million as the result of the debt modification of the Senior Secured Notes.

Non-operating Other Expense (Income), net

Non-operating other expense for the third quarter of 2016 was $2.5 million (minimal income for the same period in 2015).  The change is primarily due to the unrealized loss from the change in fair value associated with the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes for the third quarter of 2016 was $22.2 million compared to $26.6 million for the same period in 2015.  The resulting effective tax rate for the third quarters of 2016 and 2015 was 36% and 42%, respectively. Our estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

Income from Discontinued Operations, net of taxes

As previously reported, the results of operations of the Climate Control Business have been presented as discontinued operations.  For the third quarter of 2016, income from discontinued operations was $173 million, including a gain of $281.6 million and net of a tax provision of $108.5 million.  For the third quarter of 2015, income from discontinued operations was $2.7 million, net of a tax provision of $4.6 million.

Nine months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table contains certain financial information:

	Nine Months Ended			Percentage
	2016	2015	Change	Change
	(In Thousands)
Net sales:
Agricultural products	$133,372	$170,220	$(36,848)	(21.7)%
Industrial acids and other chemical products	117,105	128,828	(11,723)	(9.1)%
Mining products	31,537	38,571	(7,034)	(18.2)%
Other products	7,202	10,051	(2,849)	(28.4)%
Total net sales	$289,216	$347,670	$(58,454)	(16.8)%

Gross profit (loss)	$(40,414)	$21,617	$(62,031)	(287.0)%
Gross profit percentage (1)	(14.0)%	6.2%	(20.2)%
Selling, general and administrative expense	31,730	37,348	(5,618)	(15.0)%
Impairment of natural gas properties	—	39,670	(39,670)	(100.0)%
Other income, net	(20)	(1,357)	1,337	(98.5)%
Operating loss	(72,124)	(54,044)	(18,080)	33.5%
Interest expense, net	21,129	6,498	14,631	225.2%
Non-operating other expense (income), net	437	(103)	540	(524.3)%
Benefit for income taxes	(30,747)	(25,381)	(5,366)	21.1%
Loss from continuing operations	$(62,943)	$(35,058)	$(27,885)	79.5%

Additions to property, plant and equipment:	$153,658	$325,004	$(171,346)	(52.7)%

Depreciation, depletion and amortization of property, plant and equipment:	$41,480	$26,483	$14,997	56.6%

(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	284,931	268,717	16,214	6%
HDAN	169,197	141,284	27,913	20%
Ammonia	70,243	69,503	740	1%
Other	19,026	16,160	2,866	18%
Total	543,397	495,664	47,733	10%

	Nine Months Ended September 30,			Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$181	$260	$(79)	(30)%
HDAN	$266	$361	$(95)	(26)%
Ammonia	$344	$516	$(172)	(33)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric acid	402,733	409,360	(6,627)	(2)%
LDAN/HDAN	61,944	55,352	6,592	12%
AN Solution	63,551	74,685	(11,134)	(15)%
Ammonia	83,389	30,261	53,128	176%
Total	611,617	569,658	41,959	7%

Net Sales

In general, our first nine months of 2016 agricultural sales were lower due to lower selling prices for UAN, HDAN and ammonia. Industrial and mining sales were lower due to lower product prices tracking the lower published ammonia indices and lower sales volumes and by the planned Turnarounds of our El Dorado Facility nitric and sulfuric acid plants, our Cherokee Facility Turnaround and our Baytown Facility nitric acid Turnaround.  In addition, natural gas volumes and sales prices from our working interest declined in the first nine months of 2016 compared to 2015.  Also see discussion above concerning factors impacting on-stream rates of certain facilities under “Items Affecting Comparability of Results of the Third Quarter.”

•

Agricultural products comprised approximately 46% our net sales for the first nine months of 2016 and 2015.  Agricultural sales decreased for the nine months of 2016 compared to the first nine months of 2015, as our average selling prices per ton of our products were significantly lower for the first nine months of 2016 compared to the same period in 2015.  Offsetting some of the reduction in selling prices was an increase in sales volumes for HDAN and UAN.  The HDAN sales volume increase for the nine months of 2016 were driven by a strong spring fertilizer season and increased customer demand in the third quarter of 2016 resulting from favorable weather conditions in the markets we serve compared to the same period in 2015.  Sales volumes for UAN were higher due to improved production rates providing additional product for sale at our Pryor Facility partially offset by lower production and sales volumes at our Cherokee Facility discussed above.

•

Industrial acids and other chemical products sales decreased as the result of lower product selling prices and lower sales volumes related to plant Turnarounds, partially offset by higher sales volume of ammonia as our El Dorado Facility began producing ammonia during the second quarter of 2016.

•

Mining products sales decreased primarily due lower sales prices and volumes, including the impact from the expiration of the Orica Agreement in April 2015, which resulted in lower volumes and lower sales prices from the pass-through of lower ammonia costs to our contractual customers.

•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.  The decrease in other products is mainly due to lower realized natural gas selling prices out of the Marcellus Shale region combined with lower production volumes in the first nine months 2016 compared to the same period in 2015 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit (Loss)

As noted in the table above, we incurred a gross loss of $40.4 million for the first nine months of 2016 compared to gross profit of $21.6 million for the same period of 2015, or a decrease in gross profit of approximately $62 million.  In addition to the negative impact from lower sales discussed above, the nine months of 2016 include the loss of margin contribution relating from lower LDAN sale due to the expiration of the Orica Agreement, a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes assessed value for our El Dorado Facility, costs incurred relating to the start-up and commissioning activities at our El Dorado Facility relating to the expansion project completed in the second quarter of 2016, increased repair expenses associated with the planned and unplanned downtime experienced at our Cherokee and El Dorado Facilities and an increase in overall depreciation expense as discussed above under “Items Affecting Comparability of Results of the Third Quarter” partially offset by improved feedstock costs primarily as the result of our El Dorado Facility producing ammonia from natural gas compared to purchasing ammonia and lower average natural gas prices.

Selling General and Administrative

Our SG&A expenses were $31.7 million for the first nine months of 2016, a decrease of $5.6 million compared to the same period in 2015.  The decrease was driven by a $7.5 million reduction in expenses related to shareholder activities and overall compensation and training expenses partially offset by an increase of $1.9 million in professional fees related primarily to our review of strategic initiatives and updates to our corporate governance practices and policies.

Impairment of Natural Gas Properties

For the first nine months of 2015, we recognized a non-cash impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our working interest in natural gas properties in the Marcellus Shale region to the estimated fair value of $22.5 million at September 30, 2015.

Other Income, net

Other income, net for the first nine months of 2016 was minimal compared to $1.4 million for the same period in 2015.  The decrease is primarily due to the increase of losses on asset disposals and a decrease in realized gains on sales of our carbon credits.

Interest Expense, net

Interest expense for the first nine months of 2016 was $21.1 million compared to $6.5 million for the same period in 2015.  The increase is due primarily to a reduction in capitalized interest in the first nine months of 2016 of $6 million as a result of the El Dorado expansion project completion.  Additionally, the first nine months of 2016 includes additional interest expense of $5.3 million from financing completed in the fourth quarter of 2015 and $2.2 million relating to the debt modification of the Senior Secured Notes.

Benefit for Income Taxes

The benefit for income taxes for the first nine months of 2016 was $30.7 million compared to $25.4 million for the same period in 2015 and the resulting effective tax rates were 33% and 42%, respectively. Our estimated effective rate for 2016 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

Income from Discontinued Operations, net of taxes

As previously reported, the results of operations of the Climate Control Business have been presented as discontinued operations.  For the first nine months of 2016, income from discontinued operations was $196.6 million, including a gain of $281.6 million and net of a tax provision of $95 million.  For the first nine months of 2015, income from discontinued operations was $8.4 million, net of a tax provision of $7.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Before discussing our capitalization and capital projects in detail, the following summarizes our cash flow activities for the nine months ended September 30, 2016:

Cash Flow from Continuing Operating Activities

Net cash used by continuing operating activities was $0.8 million primarily as the result of net income of $133.7 million less an adjustment of $196.6 million for net income from discontinued operations and deferred income taxes of $31.1 million plus an adjustment $41.5 million for depreciation, depletion and amortization of PP&E, other noncash adjustments totaling approximately $7.5 million and $44.2 million net cash provided from our working capital.

Cash Flow from Continuing Investing Activities

Net cash provided by continuing investing activities was $43.7 million that consisted primarily of $349.4 million of net proceeds from the sale of the Climate Control Business partially offset by $202.2 million of cash used for expenditures for PP&E and the net increase of restricted cash of $107 million.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $90.8 million primarily related to the redemption of a portion of the Series E Redeemable Preferred including dividends of approximately $80 million, payments on short-term financing and long-term debt of $19.2 million and payments of debt and equity modification and issuance costs of $6.7 million partially offset by net proceeds from long-term debt financing of approximately $14.8 million.

Capitalization

The following is our total current cash and investments, long-term debt and stockholders’ equity:

	September 30,	December 31,
	2016	2015
	(In Millions)
Cash, cash equivalents and restricted cash (1)	$183.0	$127.2
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019 (1)	425.0	425.0
12% Senior Secured Notes due 2019 (1)	50.0	50.0
Secured Promissory Note due 2016	8.4	15.9
Secured Promissory Note due 2019	9.4	—
Secured Promissory Note due 2021	15.0	16.1
Secured Promissory Note due 2023	19.1	15.0
Other	4.8	7.1
Unamortized discount and debt issuance costs	(12.2)	(8.7)
Total current and noncurrent long-term debt, net	$519.5	$520.4
Series E and F redeemable preferred stock	$138.0	$177.3
Total stockholders' equity	$520.0	$421.6

(1)

On October 14, 2016, we used approximately $107 million of restricted cash to redeem all of our outstanding 12% Senior Secured Notes at a redemption price of 106%, plus accrued interest to the redemption date and we redeemed $50 million aggregate principal amount of our 7.75% Senior Secured Notes at a redemption price of 103.875% plus accrued interest to the redemption date.

In July 2016, we received net cash proceeds of approximately $349 million from the sale of the Climate Control Business (an additional $7 million of proceeds was received in October 2016).  In September 2016, holders of our Senior Secured Notes agreed to allow us to redeem a portion of the Series E Redeemable Preferred and to redeem a portion of the Senior Secured Notes and all of the 12% Senior Secured Notes.  In September 2016, we used $80 million to redeem a portion of the Series E Redeemable Preferred (including accumulated dividends and participation rights value).  In October 2016, we used approximately $107 million to redeem a portion of the Senior Secured Notes and all of the 12% Senior Secured Notes (including accrued interest and the redemption prices).  See discussion in Note – 14 Subsequent Event.

As of September 30, 2016, our cash (including restricted cash of $107 million) totaled $183 million.

As discussed below, we have capital additions planned for the remainder of 2016 of approximately $14 million and maintenance capital additions planned relating to maintaining and enhancing safety and reliability at our facilities of approximately $30 million to $35 million for 2017.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.  In addition, as discuss above under “Overview–Key Initiatives”, we have determined that certain non-core assets such as our working interest in the Marcellus Shale, our engineered products business, certain pieces of equipment and real estate are not necessary in the operations of our business.  We believe that these assets could generate approximately $20 million in net cash proceeds if sold.

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

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 – Pursuant to the terms of the Supplemental Indenture as discussed in Note 7 – Long-Term Debt and subsequent to the redemption of $50 million of the 7.75% Senior Secured Notes and all of the $50 million 12% Senior Secured Notes currently outstanding, the remaining $375 million Senior Secured Notes bears an annual interest rate of 8.5%, retroactive effect to August 1, 2016.  Interest is to be paid semiannually on February 1st and August 1st.

Working Capital Revolver Loan – LSB and certain of its subsidiaries are party to the Working Capital Revolver Loan, by which the Borrowers may borrow on a revolving basis up to $100 million, based on specific percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan will mature on April 13, 2018.

At September 30, 2016, our available borrowings under our Working Capital Revolver Loan were approximately $22.6 million, based on our eligible collateral, less outstanding letters of credit.  In addition to normal low seasonal demand for nitrogen fertilizer products in the third quarter, as noted above in “Overview – Recent Developments” several of our chemical facilities had planned and unplanned downtime during the quarter.  The normal low seasonality combined with planned and unplanned downtime resulted in lower eligible collateral, such as accounts receivable and inventory, for our borrowing base availability during the quarter.

The Working Capital Revolver Loan requires the Borrowers to meet a minimum fixed charge coverage ratio of not less than 1.10 to 1, if at any time the excess availability (as defined by the Working Capital Revolver Loan), under the Working Capital Revolver Loan, is less than or equal to $12.5 million.  If applicable, this ratio will be measured monthly on a trailing twelve‑month basis and as defined in the agreement.  As of September 30, 2016, as defined in the agreement, the fixed charge coverage ratio was 10.3 to 1.

Redemption of Series E Redeemable Preferred – As discussed above under “Overview–Recent Developments, in September 2016, we successfully completed the consent solicitation initiated in August 2016 to effect the Amendments to the Original 7.75% Indenture and entered into the Supplemental Indenture as discussed above and in Note 7 – Long–Term Debt.  As a result, in September 2016 we redeemed 70,232 shares of the Series E Redeemable Preferred for approximately $80 million, which includes $78.3 million for the liquidation preference of $1,000 per share and accumulated dividends and $1.7 million for the participation rights value associated with the redeemed shares.  At September 30, 2016, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, this accretion has and will continue to impact income (loss) per common share.  In addition, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.

As of September 30, 2016, the aggregate liquidation preference (par value plus accrued dividends) was $156.4 million.

Capital Additions

Capital Additions – First Nine months of 2016

Capital additions during the first nine months of 2016 primarily related to PP&E of $154 million, which includes $132 million for the completed expansion projects at our El Dorado Facility (which additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines).  Additionally, these additions include other capital costs of $0.9 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital additions were funded primarily from cash, third-party financing and working capital.  Due to the increase in the amount of capital additions incurred, our depreciation, depletion and amortization expenses have increased in 2016.

The planned capital expenditures for the fourth quarter of 2016 are estimated to be approximately $14 million.

We expect that beginning in 2017, our annual ongoing capital projects (including any planned Turnarounds) to range between $30 million to $35 million for our chemical facilities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $4 million during the first nine months of 2016 in connection with maintaining environmental regulatory compliance.  For the remainder of 2016, we expect to incur an additional $1.1 million to $1.4 million in these expenses.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually, commencing May 1, 2016, in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, when approved by our Board, of $70.00 per share for the aggregate semi-annual dividend of $9.8 million.  In addition, dividends in arrears, until paid, shall compound additional dividends at the annual rate of 14%.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of September 30, 2016, no dividend has been declared on the outstanding shares of Series E Redeemable Preferred and the amount of accumulated dividends on these shares was approximately $16.6 million.

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

As of September 30, 2016, no dividend has been declared and the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.2 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2016, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2016.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2015 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q and the lawsuit styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 8 and liabilities associated with the sale of the Climate Control Business discussed in Note 2.  Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, a portion of this accretion was accelerated during the third quarter of 2016 as the result of the redemption discussed above under “Overview” and the remaining accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  In addition, and as discussed above under “Overview”, we are considering selling certain non-core assets (total net book value of approximately $39 million). Due to the nature of some of these assets, there may be a limited market.  As a result, and depending on appraisals obtained and offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales of assets in the near term.  It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2016 could change in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our August Form 8-K, we had certain contractual obligations, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,
•	Series E Redeemable Preferred,
•	dividends accrued on Series E Redeemable Preferred,
•	interest payments on long-term debt,
•	El Dorado facility expansion projects,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment,
•	firm purchase commitments and,
•	other contractual obligations.

During the first nine months of 2016, we entered into contracts to purchase 9.5 million MMBtu of natural gas through June 2018, which contracts are included in the discussion in Note 8 to the Condensed Consolidated Financial Statements included in this report, and we entered into the Supplemental Indenture relating to the Senior Secured Notes and new and other amended loan agreements as discussed in Note 7 and above under “Liquidity and Capital Resources” of this Item 2. We also redeemed 70,232 shares of Series E Redeemable Preferred and paid the associated dividends, which are discussed in Note 11 and above under “Liquidity and Capital Resources”. In addition, we have completed the expansion projects located at our El Dorado Facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into prepaid firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the prepaid sales prices.  At September 30, 2016, we had no embedded losses associated with prepaid sales commitments.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At September 30, 2016, we have a minimal amount of natural gas derivatives that did not meet the definition of a normal purchase and sale and therefore a $0.10 change in the natural gas price would have a minimal impact on our operating results.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2016, we did not have any outstanding borrowings on this credit facility.  We are exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $27.5 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2016, at the reasonable assurance level.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	invest in projects that will generate best returns for our stockholders;
•	future liquidity outlook;
•	the outlook of our products and related markets;
•	the amount, timing and impact on the nitrogen market from the current nitrogen expansion projects;
•	the impact from the lack of non-seasonal volume in our business;
•	competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	the timing to fabricate, repair and install equipment relating to a nitric acid plant and such costs being covered under warranty;
•	the impact on customer shipments relating to the downtime of a nitric acid plant;
•	outlook for the coal industry;
•	availability of raw materials;
•	the result of our product and market diversification strategy for our business;
•	the impact of implementing our key initiatives;
•	changes in domestic fertilizer production;
•	increasing output and capacity of our existing production facilities;
•	ability to moderate risk inherent in agricultural markets;
•	the impact from the downtime to the fourth quarter operating results;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the results from the El Dorado expansion;
•	cost and timing of our capital projects;
•	ability to pass to our customers cost increases in the form of higher prices;
•	sufficient sources for materials and components;
•	the selling prices of our agricultural products;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	when Turnarounds will be performed and completed;
•	the amount generated from the sale of certain non-core assets;
•	expenses in connection with environmental projects;
•	the impact of litigation and other contingencies;
•	benefits from the El Dorado expansion;

•	ability to comply with debt servicing and covenants;
•	ability to meet debt maturities or redemption obligations when due; and
•	meeting all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reduction in revenues;
•	material changes in interest rates;
•	ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effect on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or in interpretation of such;
•	inability to obtain operating permits;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increase in cost to maintain internal controls over financial reporting,
•	changes in operating strategy or development plans;
•	inability to fund the working capital and expansion of our business;
•	problems with production equipment;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our facilities;
•	changes in production rates at any of our plants;
•	inability to obtain necessary raw materials;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	inability to obtain or retain our insurance coverage;
•	obtaining necessary permits;

•	third-party financing;
•	risk associated with drilling natural gas wells;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decrease in duties for products we sell resulting in an increase in imported products into the U.S.;
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;
•	increase in imported agricultural products;
•	other factors described in the MD&A contained in this report, and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2015 and our Form 10-Q for the quarter ended June 30, 2016.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

Amended Note	-	An amended note between Zena Energy L.L.C. and the original lender.

Amendment	-	Certain amendments to the Original 7.75%.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Borrowers	-	LSB and certain of its subsidiaries that are party to the Working Capital Revolver Loan.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Climate Control Business	-

LSB’s former business segment that manufactured and sold a broad range of HVAC products that included water source and geothermal heat pumps, hydronic fan coils, large custom air handlers, modular geothermal and other chillers, and other related products and services, which assets and liabilities have been classified as held for sale and activities reported as discontinued operations for all periods presented.

Consent Solicitation	-	A consent solicitation initiated in August 2016 to effect certain amendment.

Covestro	-	Formerly Bayer MaterialScience, LLC., the party with whom our subsidiary in Baytown has an agreement for supply of nitric acid through at least June 2021.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Purchase Agreement	-	An agreement between PCC and CVR, whereby CVR has agreed to purchase certain volumes of UAN from PCC.

DOJ	-	The U.S. Department of Justice.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

Global	-	Global Industrial, Inc.

Golsen Holders	-

Jack E. Golsen, our Executive Chairman of the Board, members of his immediate family, including Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

Loan Conversion Date	-

The date which El Dorado Ammonia L.L.C. received final funding on a loan which was converted to a seven year secured term loan requiring equal monthly principal and interest payments with a final balloon payment due May 2023.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million Metric British thermal units.

NOV	-	Notice of Violation

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Orica Agreement	-	An expired agreement with Orica International Pte Ltd.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Project	-	A greenhouse reduction project being performed at our Baytown Facility.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Registration Rights Agreement-Warrants	-	A registration rights agreement relating to the registered resale of the common stock issuable upon exercise of the warrants and certain other common stock.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The 7.75% Senior Secured Notes, as amended under the Supplemental Indenture.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016 to the Original 7.75% Indenture.

SG&A	-	Selling, general and administrative expense.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate used in the agricultural industry.

U.S.	-	United States.

Warrant	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10.

West	-	West Fertilizer Company.

Working Capital Revolver Loan	-	A secured revolving credit facility.

7.75% Notes Redemption	-	The redemption of $50 million in aggregate principal amount of the 7.75% Senior Secured Notes.

7.75% Senior Secured Notes	-	$425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019 issues pursuant to the Original 7.75% Indenture.

12% Notes Redemption	-	The redemption of all outstanding 12% Senior Secured Notes.

12% Senior Secured Notes	-	The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.  For further discussion of our legal matters, see “Note 8—Commitments and Contingencies—Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2015 Form 10-K, filed with the SEC on February 29, 2016, and of our June 30, 2016 Form 10-Q, filed with the SEC on August 8, 2016 for our discussion regarding risk factors.

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

4.4

First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., by and among the Company, the subsidiaries of the Company party thereto as guarantors and UMB Bank, n.a., as Trustee and Notes Collateral Agent.

Exhibit 4.1 to the Company’s Form 8-K, filed October 4, 2016

10.1	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 8, 2016 WHEREBY THE COMPANY REQUESTS CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.2*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2016

10.3*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed January 21, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.4*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K, filed February 29, 2016

10.5*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K, filed February 29, 2016

10.6*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K, filed August 2, 2016

10.7	Letter Agreement, dated as of August 8, 2016, among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K, filed August 12, 2016

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 3rd day of November 2016.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)