Form 10-K
period 2016-12-31
LSB INDUSTRIES INC
filed 2017-02-27
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-7677

LSB INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.10 Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2016, was approximately $246 million.  As a result, the Registrant is an accelerated filer as of December 31, 2016.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2016.  Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 17, 2017, the Registrant had 28,405,883 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2016 fiscal year, are incorporated by reference in Part III.

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	7

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	23

Item 3.	Legal Proceedings	24

Item 4.	Mine Safety Disclosures	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6.	Selected Financial Data	25

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 8.	Financial Statements and Supplementary Data	47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

Item 9A.	Controls and Procedures	47

Item 9B.	Other Information	50

	PART III

	(Items 10, 11, 12, 13, and 14)	50

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2016 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

PART I

ITEM 1.  BUSINESS

Our Company

All references to "LSB Industries,” “LSB,” “the Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in Item 8.

The Company was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. We are a manufacturer and distributor of nitrogen fertilizer and other nitrogen products principally in North America. Our principal customers are cooperatives, independent fertilizer distributors, farmers and industrial users. Our principal nitrogen products are:

•	ammonia, fertilizer grade ammonium nitrate (“AN” and “HDAN”), urea ammonia nitrate (“UAN”), and AN solution for agricultural applications,
•

high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and

•	industrial grade AN (“LDAN”) and 83% AN solution (“AN solution”) for the mining industry.

We manufacture and distribute our products in four facilities: three owned facilities located in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and one facility we operate on behalf of Covestro AG (“Covestro”) in Baytown, Texas (the “Baytown Facility”).

The following table summarizes net sales information relating to our products:

	2016	2015	2014
Percentage of consolidated net sales:
Agricultural products	44%	48%	46%
Industrial acids and other chemical products	42%	38%	35%
Mining products	12%	11%	14%
Other products	2%	3%	5%
	100%	100%	100%

Prior to July 1, 2016, we manufactured and sold a range of heating, ventilation and air conditioning products and related services (the “Climate Control Business”). These products were primarily used in commercial, institutional and residential new building construction and renovations. On July 1, 2016, we sold the Climate Control Business for a total of $364 million before customary adjustments set forth in the Stock Purchase Agreement, as detailed more fully in Item 7 of this report.

For information regarding revenues, operating profits or losses and total assets for the Company for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Strategy

We pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that provide for the pass through of raw material and other manufacturing costs.  We believe that this product and market diversification strategy allows us to have consistent levels of production and helps mitigate the volatility risk inherent in the prices of our raw material feedstocks and/or the changes in demand for our products.  For 2016, approximately 54% of our sales were to the industrial and mining markets and approximately 44% of our sales were to the agricultural markets, primarily at the market price at the time of sale.

The strategy of developing industrial and mining customers is to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to the natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources.  This volatility of sales pricing in our agricultural products can compromise our ability to recover our full cost to produce the product in this market.  Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude us from balancing production and storage capabilities.  Looking forward, we are pursuing profitable growth.  Our strategy calls for continued emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating investment in expansion projects, along with reliability and efficiency improvement projects, that we believe will generate the best returns for our stockholders taking into consideration the risk and return on investment.  This strategy motivated our decision to build the ammonia plant at the El Dorado Facility and to construct a new nitric acid plant and concentrator at the El Dorado Facility.  All three projects have been completed.  We believe that we will benefit from these projects through reduced feedstock costs, expanded capacity, improved efficiency and enhanced product mix flexibility.

Key Initiatives for 2017

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make: (1) upgrades to the operations teams at our chemical facilities; (2) investments of capital to enhance the reliability of each of our plants at each facility in order to reduce unplanned outages, unplanned downtimes, and the frequency of planned Turnarounds; and (3) continued efforts to focus on safety and efficiency throughout our entire operations.

•

Broadening the distribution of our AN and Nitric Acid products.  Given the reduction in our LDAN sales from the declining use of coal, we have expanded our overall sales of HDAN through a number of marketing initiatives that have broadened our addressable market.  Those initiatives have included, storing and distributing HDAN at our Pryor and Cherokee Facilities and selling to new markets and customers out of those facilities.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products to parts of the Western U.S. and Canada.

•

Reducing and controlling our cost structure.  In 2016, we put in place SG&A expense reductions of approximately $6 million per year that we will realize beginning in 2017. In addition, beginning in 2017 we have reduced plant costs at each manufacturing facility by approximately $6 million. We continue to review our overall costs and believe that we will be able to further reduce costs during 2017.

•

Selling non-core assets. In 2016, we identified assets that are no longer necessary in the operations of our business. Those assets include our working interest in the natural gas properties in the Marcellus Shale, our engineered products business, certain pieces of equipment and certain real estate. In the fourth quarter of 2016, we sold a portion of this equipment for approximately $5 million and are in the process of selling certain other non-core assets, which we believe could generate an additional approximately $15 million to $20 million of net cash proceeds (net of any debt outstanding against these assets).

•

Evaluate strategic initiatives for our business. We have initiated a process to explore and evaluate potential strategic alternatives for our business, which may include a sale, a merger with another party, or another strategic transaction involving some or all of our assets. We have retained Morgan Stanley & Co. LLC as our financial advisor to assist with this process.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Market Conditions

As discussed in more detail under “Key Industry Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, agricultural fertilizer demand is a significant driver of our sales volumes.  This demand is influenced by the number of acres planted of crops, principally corn, that require fertilizer to grow and to enhance yield.  Corn prices affect the number of acres of corn planted in a given year, and the number of acres planted will influence nitrogen fertilizer consumption, likely affecting ammonia, UAN and urea prices.  Weather also has an effect on fertilizer application and consumption.

The 2016 corn crop produced 15.1 billion bushels with an average yield of 174.6 bushels per acre, increases of approximately 11% and 4% respectively compared to 2015.  This increase in production and yield has increased 2016 ending stocks of corn to record levels.  However, current estimates call for a reduction in 2017 corn acres planted of approximately 3 million acres to between 90 to 91 million acres. We believe that combined with the United States (“U.S.”) continuing to be a net exporter of corn in 2017, should reduce the stocks-to-use ratios and have a positive impact on the price of corn. As a result, the fundamentals are positive for nitrogen fertilizers that are necessary to grow and enhance the yield per acre for most major crops.

In our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, and our contractual arrangements with certain large customers. Our mining products are generally sold into the coal, metals and mineral mining and aggregates markets with the majority of those sales being sold into the coal markets.  As such, U.S. annual coal production will drive sale volumes of our mining products and over the past several years, U.S. coal production has been negatively impacted by low natural gas prices among other things. The U.S. Energy Information Administration (“EIA”) reported, that annual coal production for 2016 was estimated to be down 17% from 2015.  However, they are estimating annual coal production to increase 7% for 2017 and remain stable into 2018 which should provide better market conditions for the sales of our mining products. In addition, the metals and mineral mining markets have been and continue to be negatively impacted by commodity price decreases which have curtailed their activity and negatively impacted our sales into that market.

Natural gas is the basic feedstock for the production of ammonia and therefore natural gas prices have a significant impact on the production cost of our ammonia.  Given the current relatively low price of natural gas in North America and the expectation that pricing of natural gas will remain relatively low for the foreseeable future, North American ammonia producers are the low-cost producers of ammonia that is consumed in North America and the expectation is that will continue.

That low cost of production led to a number of new announced brownfield and greenfield nitrogen expansion projects in the U.S. Many of those projects have now been cancelled or put on hold.  However, a number of the announced expansion projects have either been completed and begun production or are under construction and will go into production during 2017. These expansion projects are expected to increase ammonia production in the U.S. by approximately 5 million tons annually in addition to expansion of other upgraded nitrogen products.  This additional domestic ammonia and other upgraded product production is expected to replace product that is currently being imported into North America.  However, the amount and timing of new nitrogen production could have a negative effect on selling prices of nitrogen based products in 2017.

Agricultural Products

We produce UAN, HDAN, and ammonia, all of which are nitrogen-based fertilizers.  Farmers and ranchers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.  Our agricultural markets include a high concentration of pastureland and row crops, which favor our products.  We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S.  We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.  During the past few years, we have been successful in expanding outside our traditional markets by delivering to distributors on the Tennessee and Ohio rivers by barge, and by delivering to certain Western States by rail.

Our agricultural business establishes long-term relationships with wholesale agricultural distributors and retailers and also sells directly to agricultural end-users through our network of 11 wholesale and retail distribution centers. In addition, we have an agreement with a third-party purchaser (Coffeyville Resources Nitrogen Fertilizers, LLC, “CVR”), to market and sell a portion of our UAN.  Demand for sales under this agreement is based on the expected needs of the purchaser’s customers.  The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at the Pryor Facility in excess of the needs of the Pryor Facility or its affiliates up to 30,000 tons per year.  The term of the agreement runs through June 2019 with annual renewal options, but may be terminated earlier by either party pursuant to the terms of the agreement.  See our discussion above concerning broadening the distribution of our AN products under “Key Initiatives for 2017”.

We sell most of our agricultural products at the current spot market price in effect at the time of shipment, although we periodically enter into forward sales commitments for some of these products.  Sales of our industrial and mining products are generally made to customers pursuant to sales contracts or pricing arrangements on terms that include the cost of raw material feedstock as a pass-through component in the sales price.  These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets.

Industrial Acids and Other Chemical Products

We manufacture and sell industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries.  In addition, we produce and sell blended and regular nitric acid and industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants. In addition, in November 2015, one of our subsidiaries, El Dorado Chemical Company (“EDC”) and Koch Fertilizer entered into an ammonia purchase and sale agreement under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that is in excess of EDC’s internal needs as the result of the El Dorado expansion project completed in the second quarter of 2016.  We began selling ammonia under this agreement during June 2016.

We operate the Baytown Facility on behalf of Covestro and we believe it is one of the newest, largest and most technologically advanced nitric acid manufacturing units in the U.S.  The majority of the Baytown Facility’s production is sold to Covestro pursuant to a long-term contract (the “Covestro Agreement”). This agreement: (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and marketing nitric acid at the Baytown Facility and; (c) to receive a portion of any carbon credits that are sold. The term of this agreement runs until June 2021 with options for renewal.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.  See our discussion above concerning broadening the distribution of our Nitric Acid products under “Key Initiatives for 2017”.

Mining Products

Our mining products are LDAN and AN solution.  We sell LDAN and AN solution directly to explosive distributors, mining companies and aggregate companies who sell into the coal mining, metals mining and construction industries.  We have signed long-term contracts with customers that provide for the sale of LDAN of approximately 70,000 tons per year under various natural gas-cost-plus-a-fixed-dollar-amount pricing arrangements.

Dependence on Limited Number of Customers

As discussed in various risk factors under Item 1A, historically, we have relied on a limited number of customers. Information relating to our significant customers for each of the last three years appears in Note 1 to Consolidated Financial Statements included in this report.

Raw Materials

The products we manufacture are primarily derived from natural gas and ammonia.  These raw material feedstocks are commodities and subject to price fluctuations.

Natural gas is the primary raw material for producing ammonia, UAN and other products at our El Dorado, Cherokee and Pryor Facilities. When operating at optimum on-stream rates, the El Dorado Facility would purchase approximately 15.5 million MMBtus to produce approximately 450,000 tons of ammonia; the Cherokee Facility would purchase approximately 6 million MMBtus of natural gas per year in order to produce approximately 180,000 tons of ammonia; and the Pryor Facility would purchase approximately 7 million MMBtus of natural gas to produce approximately 235,000 tons of ammonia.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price.  Periodically, we enter into volume purchase commitments and/or futures/forward contracts to lock in the cost of certain of the expected natural gas requirements.  As of December 31, 2016, we had volume purchase commitments with a fixed cost for natural gas of approximately 2.4 million MMBtus at an average cost of $3.20 per MMBtu. These commitments are for firm purchases during the first quarter of 2017 and represent approximately 41% of our total exposed natural gas usage required for that period.  In January 2017, we increased our volume purchase commitments with a fixed cost for natural gas to approximately 3.4 million MMBtus at an average cost of $3.28 per MMBtu. With the additional commitments, which now extend through June 2017, we have approximately 53% of our total exposed natural gas usage requirements at an average price of $3.28 for the first quarter of 2017 and 20% of our total exposed natural gas usage requirements at an average price of $3.35 for the second quarter of 2017.

The Baytown Facility normally purchases approximately 135,000 tons of ammonia per year. However, under our long-term contract for that facility, we pass through the full cost of the ammonia leaving us with no exposure to ammonia price fluctuations.

See further discussion relating to the outlook for our business under “Key Industry Factors” in our MD&A contained in this report.

Seasonality

We believe fertilizer products sold to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are not.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed.  As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters

We are subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters" of this Item 1 and various risk factors under Item 1A.

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Agrium Inc., CF Industries Holdings, Inc., Chemtrade Logistics Inc., CVR Partners, LP, OCI Partners LP, Dyno Nobel, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Potash Corporation of Saskatchewan, Praxair, Inc., Quad Chemical Corporation, Trammo Inc. and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Additional Foreign and Domestic Operations and Export Sales

For each of the last three years, all of our net sales and long-lived assets relate to domestic operations. In addition, net sales to non-U.S. customers were minimal.

Employees

As of December 31, 2016, we employed 610 persons, 195 of whom are represented by unions under agreements that expire in July of 2018 through November of 2019.

Environmental, Health and Safety Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (the “Environmental and Health Laws”). In particular, the manufacture, production and distribution of our products are activities that entail environmental and public health risks and impose obligations under the Environmental and Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. Certain Environmental and Health Laws impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety effects of our operations.

There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws.  Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. The Environmental and Health Laws and enforcement policies thereunder have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.  Historically, our subsidiaries have incurred significant expenditures in order to comply with the Environmental and Health Laws and are reasonably expected to do so in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.

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

We also make available free of charge through our Internet website (www.lsbindustries.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website.  The information included in our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements or to redeem our preferred stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and on our redemption obligations for the Series E cumulative redeemable Class C preferred stock (“Series E Redeemable Preferred”) depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the

$375 million principal amount of our Senior Secured Notes (the “Senior Secured Notes”), or if and when applicable, the outstanding amount of the Working Capital Revolver Loan or to pay the cumulative dividends and redemption payment on the Series E Redeemable Preferred should the holder choose to redeem it.

If cash flows and capital resources are insufficient to fund our debt, dividend or preferred stock redemption obligations, we could face substantial liquidity problems and will need to seek additional capital through the issuance of debt, the issuance of equity, asset sales or a combination of the foregoing. If we are unsuccessful, we will need to reduce or delay investments and capital expenditures, or to dispose of other assets or operations, seek additional capital, or restructure or refinance debt or redeemable equity. These alternative measures may not be successful, may not be completed on economically attractive terms, or may not be adequate for us to meet our debt or preferred stock redemption obligations when due. Additionally, our debt agreements and the operating agreements associated with our Series E Redeemable Preferred limit the use of the proceeds from many dispositions of assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt or preferred stock redemption obligations.

Further, if we suffer or appear to suffer from a lack of available liquidity, the evaluation of our creditworthiness by counterparties and rating agencies and the willingness of third parties to do business with us could be materially and adversely affected. In particular, our credit ratings could be lowered, suspended or withdrawn entirely at any time by the rating agencies.  Downgrades in our long-term debt ratings generally cause borrowing costs to increase and the potential pool of investors and funding sources to decrease and could trigger liquidity demands pursuant to the terms of contracts, leases or other agreements. Any future transactions by us, including the issuance of additional debt, the sale of any operating assets, or any other transaction to manage our liquidity, could result in temporary or permanent downgrades of our credit ratings.

We may pursue various transactions and initiatives to address our highly leveraged balance sheet and significant cash flow requirements.

If our existing financing sources are insufficient for our financing needs, or if we are unable to refinance debt and redemption obligations as they become due, we may be required to reduce or delay investments and capital expenditures, dispose of assets or operations, seek additional capital, restructure or refinance debt, or undertake a combination of some or all of these. Any transactions and initiatives that we may pursue may have significant adverse effects on our business, capital structure, ownership, liquidity, credit ratings and results of operations. These measures may not be successful, may not produce the desired outcome if completed, may not be completed on economically attractive terms, and may not be adequate for us to meet our debt or redemption obligations when due. This could ultimately adversely affect us, our debtholders, and our shareholders in a material manner.

Despite continuing investment to upgrade and replace equipment on an ongoing basis, the age of our chemical manufacturing facilities increases the risk for unplanned downtime, which may be significant.

Our business is comprised of operating units of various ages and levels of automated control. While we have continued to make significant annual capital improvements, potential age or control related issues have occurred in the past and may occur in the future, which could cause damage to the equipment and ancillary facilities. As a result, we have experienced and may continue to experience additional downtime at our chemical facilities in the future.

The equipment required for the manufacture of our products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit. Although we use various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur. As a result, these planned and unplanned downtime events at our chemical facilities have in the past and could in the future adversely affect our operating results, liquidity and financial condition.

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

Our debt agreements and our preferred stock contain various covenants and other restrictions that, among other things, limit flexibility in operating our businesses. A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming due and payable or could result in significant contractual liability. Our ability to comply with certain of our covenants and restrictions can be affected by events beyond our control. These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;
•	make investments;
•	sell or transfer assets;
•	create liens on assets to secure debt;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with affiliates;
•	designate subsidiaries as unrestricted subsidiaries; and
•	repay, repurchase or modify certain subordinated and other material debt.

We have not paid dividends on our outstanding common stock in many years.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board has not made a decision whether or not to pay dividends on our common stock in 2017, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

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

Deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and affect our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers’ reluctance to replenish inventories. The overall impact of a global economic downturn on us is difficult to predict, and our business could be materially adversely impacted.

In addition, conditions in the international market for nitrogen fertilizer significantly influence our operating results. The international market for fertilizers is influenced by such factors as the relative value of the U.S. currency and its impact on the importation of fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and other regulatory policies of foreign governments, as well as the U.S. laws and policies affecting foreign trade and investment.

Seasonality can adversely affect our business

If seasonal demand is less than we expect, we may be left with excess inventory that will have to be stored (in which case our results of operations will be negatively affected by any related increased storage costs) or liquidated (in which case the selling price may be below our production, procurement and storage costs). The risks associated with excess inventory and product shortages are exacerbated by the volatility of natural gas and nitrogen fertilizer prices and the relatively brief periods during which farmers can apply nitrogen fertilizers. If prices for our products rapidly decrease, we may be subject to inventory write-downs, adversely affecting our operating results. If seasonal demand is greater than we expect, we may experience product shortages, and customers of ours may turn to our competitors for products that they would otherwise have purchased from us.

Ammonia can be very volatile and extremely hazardous. Any liability for accidents involving ammonia or other products we produce or transport that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions. In addition, the costs of transporting ammonia could increase significantly in the future.

We manufacture, process, store, handle, distribute and transport ammonia, which can be very volatile and extremely hazardous. Major accidents or releases involving ammonia could cause severe damage or injury to property, the environment and human health, as well as a possible disruption of supplies and markets. Such an event could result in civil lawsuits, fines, penalties and regulatory enforcement proceedings, all of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our ability to produce or distribute our products could result in a significant decrease in operating revenues and significant additional cost to replace or repair and insure our assets, which could have a material adverse effect on our results of operations and financial condition. We periodically experience minor releases of ammonia related to leaks from our equipment. Similar events may occur in the future.

In addition, we may incur significant losses or costs relating to the operation of our railcars used for the purpose of carrying various products, including ammonia. Due to the dangerous and potentially toxic nature of the cargo, in particular ammonia, on board railcars, a railcar accident may result in fires, explosions and pollution. These circumstances may result in sudden, severe damage or injury to property, the environment and human health. In the event of pollution, we may be held responsible even if we are not at fault and we complied with the laws and regulations in effect at the time of the accident.  Litigation arising from accidents involving ammonia and other products we produce or transport may result in our being named as a defendant in lawsuits asserting claims for large amounts of damages, which could have a material adverse effect on our results of operations and financial condition.

A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production, an increase in ethanol imports or a shift away from corn as a principal raw material used to produce ethanol could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

A major factor underlying the solid level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations, and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”). To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.

There are a number of important limitations and exceptions to the covenants and restrictions contained in our debt agreements and our preferred stock.

In addition, certain failures to make payments on significant contract obligations when due constitute a cross-default of some of our debt instruments, including the indenture governing our Senior Secured Notes (the “Senior Secured Notes Indenture”). A breach of any of these covenants or restrictions could result in an event of default under one or more of our debt agreements at different entities within our capital structure, including as a result of cross acceleration or default provisions. Upon the occurrence of an event of default under one of these debt agreements, our lenders or noteholders could elect to declare all amounts outstanding under that debt agreement to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults or accelerations under our other debt. If we were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. In the case of a default under debt that is guaranteed, holders of such debt could also seek to enforce the guarantees. If lenders or noteholders accelerate the repayment of all borrowings, we would likely not have sufficient assets and funds to repay those borrowings. Such occurrence could result in our or our applicable subsidiary going into bankruptcy, liquidation or insolvency.

Our business and customers are sensitive to adverse economic cycles.

Our business can be affected by cyclical factors such as inflation, currency exchange rates, global energy policy and costs, global market conditions and economic downturns in specific industries. Certain sales are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. Further, material economic changes that adversely affect our natural gas working interests or lower natural gas prices may require us to write down the carrying value of our natural gas working interests. Therefore, substantial changes could adversely affect our operating results, liquidity, financial condition and capital resources.

Weather conditions adversely affect our business.

The agricultural products produced and sold by us have been in the past, and could be in the future, materially affected by adverse weather conditions (such as excessive rain or drought) in the primary markets for our fertilizer and related agricultural products.  Some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  These climate changes might also occur as the result of other phenomena that human activity is unable to influence, including changes in solar activity and volcanic activity.  Regardless of the cause, if any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on our agricultural sales and our financial condition and results of operations.

There is intense competition in the markets we serve.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, distribution, service, and reliability. We compete with many companies, domestic and foreign, that have greater financial, marketing and other resources.  Specifically, the overall nitrogen market is expected to be affected as a result of the number of announced and started nitrogen expansion projects in the U.S.  Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, which could have a material adverse effect on our business, results of operation and financial condition.

We compete with many U.S. producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from chemical sales, which make them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources sufficiently either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

A substantial portion of our sales are dependent upon a limited number of customers.

For 2016, six customers accounted for approximately 39% of our consolidated net sales.  One of these customers is Covestro, which sales are pursuant to the Covestro Agreement under which one of our subsidiaries operates a nitric plant located within Covestro’s chemical manufacturing complex as discussed above under Industrial Acids and Other Chemical Products of Item 1 - Business. This agreement: (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and marketing nitric acid at the Baytown Facility and; (c) to receive a portion of any carbon credits that are sold.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Natural gas represents the primary raw material feedstock in the production of most of our chemical products. Although we enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs. Also, the spot sales prices of our agricultural products may not correlate to the cost of natural gas but rather reflect market conditions for similar and competing nitrogen sources.  This lack of correlation can compromise our ability to recover our full cost to produce the products in this market. As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs.  Future price fluctuations in our raw materials may have an adverse effect on our financial condition, liquidity and results of operations.

We do not operate our natural gas working interest properties and have no, or very limited, ability to exercise influence over operations of these properties or their associated cost.

Additionally, we depend on certain vendors to deliver natural gas and other key components that are required in the production of our products.  Any disruption in the supply of natural gas and other key components could result in lost production or delayed shipments.

The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices.

We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of natural gas and other key components, which could adversely affect our competitiveness in the markets we serve. Accordingly, our financial condition, liquidity and results of operations could be materially affected in the future by the lack of availability of natural gas and other key components and increase costs relating to the purchase of natural gas and other key components.

We may have inadequate insurance.

While we maintain liability, property and business interruption insurance, including certain coverage for environmental contamination, it is subject to coverage limits and policies that may exclude coverage for some types of damages.  Although there may currently be sources from which such coverage may be obtained, the coverage may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance.  In addition, our insurance carriers may not be able to meet their obligations under the policies, or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crises, etc.), have negatively affected and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

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

As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase. We rely on our enterprise resource planning software (“ERP”) and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions. This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information systems could have an adverse effect on our results of operations, liquidity and financial condition.

Our transportation and distribution activities rely on third party providers, which subject us to risks and uncertainties beyond our control that may adversely affect our operations.

We rely on railroad, trucking, pipeline and other transportation service providers to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our storage and distribution system and our retail centers and to ship finished products to our customers. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions, extreme weather conditions, system failures, work stoppages, delays, accidents such as spills and derailments and other accidents and operating hazards.

In the event of a disruption of existing transportation or terminaling facilities for our products or raw materials, alternative transportation and terminaling facilities may not have sufficient capacity to fully serve all of our customers or facilities. An extended interruption in the delivery of our products to our customers or the supply of natural gas, ammonia or sulfur to our production facilities could adversely affect sales volumes and margins.

These transportation operations, equipment and services are also subject to environmental, safety, and regulatory oversight. Due to concerns related to accidents, terrorism or increasing concerns regarding transportation of potentially hazardous substances, local, provincial, state and federal governments could implement new regulations affecting the transportation of raw materials or our finished products. If transportation of our products is delayed or we are unable to obtain raw materials as a result of any third party’s failure to operate properly or the other hazards described above, or if new and more stringent regulatory requirements are implemented affecting transportation operations or equipment, or if there are significant increases in the cost of these services or equipment, our revenues and cost of operations could be adversely affected. In addition, we may experience increases in our transportation costs, or changes in such costs relative to transportation costs incurred by our competitors.

Future technological innovation could affect our business.

Future technological innovation, such as the development of seeds that require less crop nutrients, or developments in the application of crop nutrients, if they occur, could have the potential to adversely affect the demand for our products and results of operations.

We are reliant on a limited number of key facilities.

Our fertilizer operations are concentrated in four separate complexes. The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Moreover, our facilities may be subject to failure of equipment that may be difficult to replace and could result in operational disruptions.

Potential increase of imported agricultural products.

Russia and Ukraine both have substantial capacity to produce and export fertilizer grade AN. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors. Historically, the U.S. Department of Commerce (“DOC”) has restrained AN imports from Russia and Ukraine with anti-dumping tariffs. On August 26, 2016, however, the DOC revoked these tariffs on Russian AN producers. As a result, we may face more substantial competition from Russian producers of fertilizer grade AN. Though anti-dumping tariffs on Ukrainian AN producers remain in effect, we cannot guarantee whether and for how long these tariffs will remain in place. If the Ukrainian tariff were to be revoked or modified, we could face more competition from Ukrainian AN producers.

In addition, producers in China have substantial capacity to produce and export urea.  Depending on various factors, including prevailing prices from other exporters, the price of coal, and the price of China’s export tariff, higher volumes of urea from China could be imported into the U.S. at prices that could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

Current and future legislative or regulatory requirements affecting our business may result in increased costs and decreased revenues, cash flows and liquidity or could have other negative effects on our business.

Our business is subject to numerous health, safety, security and environmental laws and regulations. The manufacture and distribution of chemical products are activities that entail health, safety and environmental risks and impose obligations under health, safety and environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous health, safety and environmental laws and regulations, our business in the past has been, and in the future, may be, subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our chemical facilities. Further, a number of our chemical facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our results of operation and financial condition.  These operating permits are subject to modification, renewal and revocation. In addition, third parties may contest our ability to receive or renew certain permits that we need to operate, which can lengthen the application process or even prevent us from obtaining necessary permits.  We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations.  Despite these compliance efforts, risk of noncompliance or permit interpretation is inherent in the operation of our business.

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

Explosions and/or losses at other chemical facilities that we do not own (such as the April 2013 explosion in West, Texas) could also result in new or additional legislation or regulatory changes, particularly relating to public health, safety or any of the products manufactured and/or sold by us or the inability on the part of our customers to obtain or maintain insurance as to certain products manufactured and/or sold by us, which could have a negative effect on our revenues, cash flow and liquidity.

In summary, new or changed laws and regulations or the inability of our customers to obtain or maintain insurance in connection with any of our chemical products could have an adverse effect on our operating results, liquidity and financial condition.

We may be required to modify or expand our operating, sales and reporting procedures and to install additional equipment in order to comply with current and possible future government regulations.

The chemical industry in general, and producers and distributors of ammonia and AN specifically, are scrutinized by the government, industry and public on security issues.  Under current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products.  These costs could have a material effect on our results of operations, financial condition, and liquidity.  The cost of such regulatory changes, if significant enough, could lead some of our customers to choose other products to ammonia and AN, which would have a significant adverse effect on our business.

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

On August 1, 2013, U.S. President Obama issued an executive order addressing the safety and security of chemical facilities in response to recent incidents involving chemicals such as the explosion at West, Texas.  The President directed federal agencies to enhance existing regulations and make recommendations to the U.S. Congress to develop new laws that may affect our business.  In January 2016, the U.S. Chemical Safety and Hazard Investigation Board (“CSB”) released its final report on the West, Texas incident.  The CSB report identifies several federal and state regulations and standards that could be strengthened to reduce the risk of a similar incident occurring in the future.  While the CSB does not have authority to directly regulate our business, the findings in this report, and other activities taken in response to the West, Texas incident by federal, state, and local regulators may result in additional regulation of our processes and products.

In January 2017, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to its Risk Management Program. The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. Compliance with many of rule’s new requirements will be required beginning in 2021. The EPA has temporarily delayed the rule’s effect until March 21, 2017, and has indicated that it may further delay the rule’s implementation. These requirements may have a negative effect on the profitability of our AN business. The Occupational Safety and Health Administration (“OSHA”) is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN. While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

Proposed and existing governmental laws and regulations relating to greenhouse gas and other air emissions may subject certain of our operations and customers to significant new costs and restrictions on their operations and may reduce sales of our products.

Our chemical manufacturing facilities use significant amounts of electricity, natural gas and other raw materials necessary for the production of their chemical products that result, or could result, in certain greenhouse gas emissions into the environment. Federal and state legislatures and administrative agencies, including the EPA, are considering the scope and scale of greenhouse gas or other air emission regulation. Legislation and administrative actions have been considered that would regulate greenhouse gas emissions at some point in the future for our facilities, and existing and possible actions have already affected certain of our customers, leading to closure or rate reductions of certain facilities.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA has adopted regulations pursuant to the federal Clean Air Act to reduce greenhouse gases emissions from various sources. For example, the EPA requires certain large stationary sources to obtain preconstruction and operating permits for pollutants regulated under the Prevention of Significant Deterioration and Title V programs of the Clean Air Act. Facilities required to obtain preconstruction permits for such pollutants are also required to meet “best available control technology” standards that are being established by the states. These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. The EPA has also instituted a mandatory greenhouse gas reporting requirement that began in 2010, which affects all of our chemical manufacturing sites. The EPA has also passed additional regulations that will affect our working interest in natural gas working interest properties. For example, in May 2016, the EPA finalized rules that establish new controls for emissions of methane and volatile organic compounds from new, modified or reconstructed sources in the oil and natural gas sector, including production, processing, transmission and storage activities. Compliance will require enhanced record-keeping practices, the purchase of new equipment, and increased frequency of maintenance and repair activities to address emissions leakage at certain well sites and compressor stations, and also may require hiring additional personnel to support these activities or the engagement of third party contractors to assist with and verify compliance.

Greenhouse gas regulation could: increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions, if adopted.  Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations.  For instance, the EPA published a rule, known as the Clean Power Plan, to limit greenhouse gases from electric power plants.  In February 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed.  Depending on the outcome of those challenges, and how various states choose to implement this rule, the Clean Power Plan could result in greater electric costs, more use of alternative energy sources, and a decreased demand for coal-generated electricity.

The Clean Power Plan is one of many recent developments aimed at limiting greenhouse gas emissions that could adversely affect our clients in the coal industry, and thus limit the market for some of our products.  Enactment of laws or passage of regulations regarding emissions from the combustion of coal by the United States, states, or other countries could also result in electricity generators further switching from coal to other fuel sources or result in additional coal-fueled power plant closures.  For example, the Paris Agreement, which entered into force in November 2016, includes pledges to voluntarily limit or reduce future emissions. The United States is one of over 100 nations that have indicated an intent to comply with the agreement. This agreement could result in additional firm commitments by various nations with respect to future GHG emissions.  These commitments could further disfavor coal-fired generation, particularly in the medium- to long-term.  In addition, the U.S. Department of the Interior announced a moratorium on issuing certain new coal leases on federal land while the Bureau of Land Management undertakes a programmatic review of the federal coal program.  While statements from President Trump indicate that the new administration may take an alternative approach on many of these issues, we cannot at present determine when and how these regulations, agreements, and initiatives will be affected. Pressure from advocacy groups and policies limiting available financing for the development of new coal-fueled power plants could adversely affect the demand for coal in the future, and thus limit the market for some of our products.

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder and an unrelated third party, owns one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights with common stock equal to 16.1% of the total voting power of LSB’s common stock as of February 17, 2017.

Jack E. Golsen, the Executive Chairman of our Board of Directors (the “Board”) and Barry H. Golsen, a member of our Board, entities owned by them, and trusts for which they possess voting or dispositive power as trustee (the “Golsen Holders”) owned as of February 17, 2017, an aggregate of 2,185,517 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together vote as a class and represent approximately 10.5% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock.

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

Exploration of Strategic Alternatives

We have initiated a process to explore and evaluate potential strategic alternatives for our business, which may include a sale, a merger with another party or another strategic transaction involving some or all of our assets. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms.

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

We have authorized and unissued (including shares held in treasury) 46,724,170 shares of common stock and 4,090,231 shares of preferred stock as of December 31, 2016. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

We have adopted a preferred share purchase plan, which is designed to protect us against certain creeping acquisitions, open market purchases and certain mergers and other combinations with acquiring companies.

The foregoing provisions and agreements are designed to discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management.  In addition, LSB Funding and the Golsen Holders have significant voting power and rights to designate board representatives, all of which may further discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;

•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to entering into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	our ability to obtain ammonia from other sources;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	anticipated costs of Turnarounds during 2017;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe, the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of certain precious metals, natural gas, and ammonia;
•	limitations due to financial covenants;

•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with drilling natural gas wells;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products;
•	other factors described in the MD&A contained in this report; and
•	other factors described in “Risk Factors” contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

Amended Note	-	An amended note between Zena Energy L.L.C. and the original lender.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Borrowers	-	LSB and certain of its subsidiaries that are party to the Working Capital Revolver Loan.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Consent Solicitation	-	A consent solicitation initiated in August 2016 to effect certain amendments to the Original 7.75% Indenture.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

Covestro Agreement	-

A long-term contract that (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and marketing nitric acid at the Baytown Facility and; (c) to receive a portion of any carbon credits that are sold. The term of this agreement runs until June 2021 with options for renewal.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Purchase Agreement	-	An agreement between PCC and CVR, whereby CVR has agreed to purchase certain volumes of UAN from PCC.

DOJ	-	The U.S. Department of Justice.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

DOC	-	The U.S. Department of Commerce.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

ERP	-	Enterprise Resource Planning Software.

EPA	-	The U.S. Environmental Protection Agency.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

Loan Conversion Date	-

The date which El Dorado Ammonia L.L.C. received final funding on a loan which was converted to a seven-year secured term loan requiring equal monthly principal and interest payments with a final balloon payment due May 2023.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

MMBtu	-	Million Metric British thermal units.

NOV	-	Notice of Violation

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Orica Agreement	-	An expired agreement with Orica International Pte Ltd.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Project	-	A greenhouse reduction project being performed at our Baytown Facility.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Renewed Rights Agreement	-	A renewed shareholder rights plan effective January 5, 2009.

Renewed Rights Amendment	-	An amendment to a shareholder rights plan effective December 4, 2015.

Registration Rights Agreement-Warrants	-	A registration rights agreement relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock, by and between LSB and LSB Funding LLC.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

Senior Secured Notes Indenture	-

The Original 7.75% Indenture Agreement, dated as of August 7, 2013, governing the 7.75% Senior Secured Notes, together with the First Supplemental Indenture to the Original 7.75% Indenture, dated as of September 7, 2016.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016, to the Original 7.75% Indenture.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

Warrant	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10 which was held by LSB Funding LLC.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Working Capital Revolver Loan Amendment	-	The senior secured revolving credit facility, amended effective January 17, 2016.

Zena	-	Zena Energy L.L.C., a subsidiary of the Company.

7.75% Notes Redemption	-	The redemption of $50 million in aggregate principal amount of the 7.75% Senior Secured Notes on September 7, 2016.

7.75% Senior Secured Notes	-

$425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019 issued pursuant to the Original 7.75% Indenture, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%

12% Notes Redemption	-	The redemption of all outstanding 12% Senior Secured Notes on September 7, 2016.

12% Senior Secured Notes	-	The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2016:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	Covestro site
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Capacity Utilization	65% (B)	95% (C)	84% (D)	100%

(A)

We distribute our agricultural products through 11 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

(B)

The percentage of utilization for the El Dorado Facility relates to its ammonia production capacity. Production at the new ammonia plant began during the second quarter of 2016. The capacity utilization rate is based on 1,150 tons per day of production since production began.  We are currently producing at approximately 1,300 tons per day.

(C)

The percentage of utilization for the Cherokee Facility relates to its ammonia production capacity and is based on 515 tons per day of production for the year.  The listed rate excludes 28 turnaround days.

(D)

The percentage of utilization for the Pryor Facility relates to its ammonia production capacity and is based on 675 tons per day of production for the year.  The listed rate excludes 21 turnaround days. The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity.

Most of our real property and equipment located at our chemical facilities are being used to secure our long-term debt.  All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business and relate to domestic operations.

ITEM 3.  LEGAL PROCEEDINGS

See Legal Matters under Note 11 of Notes to Consolidated Financial Statements included in this report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”.  The following table shows, for the periods indicated, the high and low intraday sales prices of our common stock.

	Year Ended December 31,
	2016		2015
Quarter	High	Low	High	Low
First	$14.10	$3.68	$42.91	$29.00
Second	$15.50	$7.73	$47.33	$40.06
Third	$13.85	$7.66	$41.74	$15.16
Fourth	$9.93	$4.52	$18.23	$5.38

Stockholders

As of February 17, 2017, we had approximately 460 record holders of our common stock.

Dividends

We have not paid cash dividends on our outstanding shares of common stock during the two most recent fiscal years but have paid cash dividends on our outstanding series of convertible preferred stock during this period.  See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources - Dividends” and “- Loan Agreements” of the MD&A contained in Item 7 of this report.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before May 1, 2017.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2016 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Preferred Share Rights Plan

See discussions relating to our preferred share rights plan under Preferred Share Rights Plan of Note 14 to Consolidated Financial Statements contained in this report.

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales	$374,585	$437,695	$495,888	$416,223	$516,255
Operating income (loss)	$(90,223)	(71,166)	30,577	73,739	69,682
Interest expense, net	$30,945	7,371	21,599	13,301	3,891
Provisions (benefit) for income taxes	$(41,956)	(32,520)	4,251	23,955	24,515
Income (loss) from continuing operations	$(88,133)	(46,146)	5,087	35,600	42,110
Income from discontinued operations, net of taxes	$200,301	11,381	14,547	19,362	16,494
Net income (loss)	$112,168	(34,765)	19,634	54,962	58,604
Net (loss) income attributable to common stockholders	$64,760	$(38,038)	$19,334	$54,662	$58,304
Income (loss) per common share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21	$1.57	$1.87
Income from discontinued operations, net of taxes	$7.82	$0.50	$0.65	$0.86	$0.74
Net income (loss)	$2.54	$(1.67)	$0.86	$2.43	$2.61
Diluted:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21	$1.51	$1.79
Income from discontinued operations, net of taxes	$7.82	$0.50	$0.64	$0.82	$0.70
Net income (loss)	$2.54	$(1.67)	$0.85	$2.33	$2.49
Selected Balance Sheet Data in Dollars:
Total assets	$1,270,420	$1,361,827	$1,130,572	$1,075,218	$575,808
Long-term debt, including current portion, net	$420,220	520,422	450,885	455,054	67,634
Redeemable preferred stock	$145,029	177,272	—	—	—
Stockholders' equity	$492,513	$421,580	$434,048	$411,715	$354,497
Selected Other Data in Dollars:
Cash dividends declared per common share	—	—	—	—	—

(1)

The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference to Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this report. The financial information presented may not be indicative of our future performance.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2016 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility, for Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers throughout the U.S.

Key Initiatives for 2017

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make: (1) upgrades to the operations teams at our chemical facilities; (2) investments of capital to enhance the reliability of each of our plants at each facility in order to reduce unplanned outages, unplanned downtimes, and the frequency of planned Turnarounds; and (3) continued efforts to focus on safety and efficiency throughout our entire operations.

•

Broadening the distribution of our AN and Nitric Acid products.  Given the reduction in our LDAN sales from the declining use of coal, we have expanded our overall sales of HDAN through a number of marketing initiatives that have broadened our addressable market.  Those initiatives have included, storing and distributing HDAN at our Pryor and Cherokee Facilities and selling to new markets and customers out of those facilities.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products to parts of the Western U.S. and Canada.

•

Reducing and controlling our cost structure.  In 2016, we put in place SG&A expense reductions of approximately $6 million per year that we will realize beginning in 2017. In addition, beginning in 2017 we have reduced plant costs at each manufacturing facility by approximately $6 million. We continue to review our overall costs and believe that we will be able to further reduce costs during 2017.

•

Selling non-core assets. In 2016, we identified assets that are no longer necessary in the operations of our business. Those assets include our working interest in the natural gas properties in the Marcellus Shale, our engineered products business, certain pieces of equipment and certain real estate. In the fourth quarter of 2016, we sold a portion of this equipment for approximately $5 million and are in the process of selling certain other non-core assets, which we believe could generate an additional approximately $15 million to $20 million of net cash proceeds (net of any debt outstanding against these assets).

•

Evaluate strategic initiatives for our business. We have initiated a process to explore and evaluate potential strategic alternatives for our business, which may include a sale, a merger with another party, or another strategic transaction involving some or all of our assets. We have retained Morgan Stanley & Co. LLC as our financial advisor to assist with this process.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Business and Financing Developments - 2016

Sale of Climate Control Business

On July 1, 2016, we completed the sale of our Climate Control Business to a subsidiary of NIBE for a total of $364 million before the customary adjustments set forth in the Stock Purchase Agreement.  As a result, we recognized a pre-tax gain on the sale of approximately $282 million.  At December 31, 2016, our accounts receivable included approximately $2.7 million relating to the sale of our Climate Control Business representing an indemnity escrow balance.  Our current and noncurrent accrued and other liabilities also include approximately $5.5 million related to estimated contingent liabilities, costs in connection with the Transition Services Agreement (“TSA”) and certain severance agreements associated with the sale.  See additional discussion in Note 2 to Consolidated Financial Statements included in this report.

El Dorado Expansion

During the second quarter of 2016, the new ammonia plant at our El Dorado Facility became operational and began producing ammonia at our nameplate capacity of 1,150 tons per day.  However, the ammonia plant experienced unplanned downtime from various causes including a lightning strike, heat exchanger tube leaks and required modifications to the process vent system design to improve safety and reliability.  As a result, our 2016 average on-stream rate for this plant since becoming operational was only 64% but has steadily improved on a quarterly basis with the on-stream rate for fourth quarter of 2016 at 73%.

Since the ammonia plant became operational, the El Dorado Facility has been a net seller of ammonia. All ammonia that the facility has not upgraded into other products is sold to Koch Fertilizer LLC via pipeline under a previously reported three-year offtake agreement.

As discussed below under “Liquidity and Capital Resources,” the final cost of the El Dorado expansion project was approximately $835 million.

During 2016, the El Dorado Facility’s new nitric acid plant required several warranty repairs.  After attempts to repair leaks in the nitric acid plant’s nitrous oxide abatement vessel, it was determined that this abatement vessel would need to be replaced under warranty provisions.  In order to operate the nitric acid plant while a permanent solution was developed, we obtained a consent administrative order from the Arkansas Department of Environmental Quality (“ADEQ”) to allow the facility to by-pass the failed nitrous oxide abatement system and continue to operate the new nitric acid plant until April 2018. We made use of our secondary nitric acid plant at the El Dorado Facility and shipped product from our other facilities to ensure that customer demands were met while we designed and installed the by-pass system. We anticipate that the design, fabrication, and installation of a new nitrous oxide abatement vessel will be complete no later than April 2018 and all costs will be covered under warranty provisions.

New and Amended Contracts

UAN Purchase and Sale Agreement – We entered into a new UAN purchase and sale agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”) that became effective June 1, 2016. Under the agreement, CVR is purchasing all of the UAN produced at Pryor Chemical Company (“PCC”) in excess of the needs of PCC or its affiliates, which shall be no more than 30,000 tons per year. The initial term of the contract is for three years.  This agreement replaced another agreement with a different customer.

LDAN Purchase and Sale Agreement - We amended a purchase and sale agreement with one of our LDAN customers. The amendment reduced the required sales volumes and overall potential shortfall charges. In return, this customer will pay us a fee of $9 million, of which $6 million was received in 2016. The remaining fee of $3 million is due by March 31, 2017.  Income associated with these payments is being deferred and recognized over the contract term.

Redemption of Portion of Series E Redeemable Preferred and Senior Secured Notes

In September 2016, we completed a consent solicitation to effect the certain amendments to the Original 7.75% Indenture (the “Indenture Amendments”) and entered into a Supplemental Indenture (the “Supplemental Indenture”) as discussed in Note 9 to Consolidated Financial Statements included in this report.  As a result, in September 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred Stock for approximately $80 million, which includes $78.3 million related to the liquidation preference of $1,000 per share and accumulated dividends and $1.7 million related to the participation rights value associated with the redeemed shares.  In October 2016, we called debt totaling approximately $107 million (including accrued interest) as follows:

•	$50 million of 12% Senior Secured Notes due 2019 at a call price of 106% plus accrued interest and;
•	$50 million of 7.75% Senior Secured Notes due 2019 at a call price of 103.875% plus accrued interest.

Those payments, along with the Series E Redemption, were funded with proceeds from the sale of our Climate Control Business. See further discussion under “Liquidity and Capital Resources.”

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 44% of our total net sales for 2016.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and effect product margins.

One of the key factors that affects demand of our agricultural products is corn prices.  Changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The World Agricultural Supply and Demand Estimates Report (“WASDE”), dated January 12, 2017, estimates U.S. corn production for 2016 of 15.1 billion bushels, up 11% from 2015, reflecting an increase in planted and harvested areas, in addition to higher yields per acre. In addition, this report estimates world corn ending stocks for 2016/2017 at 220.9 million tons, an increase over 2015/2016 ending stocks of approximately 5% and U.S. corn ending stock of 59.8 million tons, an increase of approximately 36% over the prior year.  Despite the increase in ending stocks, the USDA is estimating that U.S. growers will plant 90 to 91 million acres of corn in 2017, a decrease of only approximately 4 million acres from the previous year.

Given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low cost producers for delivered fertilizer products to the Midwest U.S. Several years ago, the market believed that low natural gas prices would continue. That belief, combined with favorable fertilizer pricing, led to the announcement of numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities. Since those announcements, fertilizer pricing has been in continuous decline and many of the announced expansions and new nitrogen chemical facilities have been cancelled. However, approximately 5 million tons of annual ammonia production capacity has either been added or are expected to be added by the end of 2017. Ammonia production in North America will increase from approximately 15 million tons annually to approximately 20 million tons annually, replacing most of the ammonia that has been imported into North America to cover the annual demand of approximately 21 million tons. Additional domestic supply of ammonia will also change the physical flow of ammonia in North America. However, since most of the added domestic ammonia production will come with additional production capacity for upgraded nitrogen products (Urea, UAN and DEF), North America will continue to import between 2 million to 3 million tons of ammonia annually.  All of this has created uncertainty in the fertilizer markets and has put pressure on all fertilizer prices in North America that, we believe, will last throughout 2017. However, since the fertilizer market is seasonal, selling prices and demand will increase ahead of the spring season and remain until the end of that season with prices typically falling after the spring season.

Industrial

Sales of our industrial products were approximately 42% of our total net sales for 2016.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 12% of our total net sales for 2016.  Our mining products are LDAN and AN solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the EIA, annual coal production in the U.S. for the full year of 2016 is estimated to be down 17% from 2015 and at its lowest level since 1978 continuing an eight-year decline.  EIA is forecasting a 7% increase in U.S. coal production from coal-fired electricity generation in 2017 and a slight increase from 2017 to 2018.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewables.  While we believe, our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN. We do not expect a significant increase in our mining business in the near term.

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

Natural Gas Prices

Natural gas is the primary feedstock for the production of nitrogen fertilizers at our Cherokee and Pryor Facilities and, with the completion of the construction of the ammonia plant, at our El Dorado Facility beginning in the third quarter of 2016.  In recent years, U.S. natural gas reserves have been increasing significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively affected.

We historically have purchased natural gas in the spot market, through the use of forward purchase contracts, or through a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. Over the past several years, natural gas prices have experienced significant downward fluctuations, which have had a positive effect on our cost of producing nitrogen fertilizer. The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2016	2015
Natural gas volumes (MMBtu in millions) (1)	20	11
Natural gas average cost per MMBtu	$2.66	$3.19

(1)	The increase in volume in 2016 is primarily attributed to the new ammonia plant at the El Dorado Facility and higher overall ammonia operating rates at our plants.

As of December 31, 2016, we had volume purchase commitments with a fixed cost for natural gas of approximately 2.4 million MMBtus at an average cost of $3.20 per MMBtu. These commitments are for firm purchases during the first quarter of 2017 and represent approximately 41% of our total exposed natural gas usage required for that period.  In January 2017, we increased our volume purchase commitments with a fixed cost for natural gas to approximately 3.4 million MMBtus at an average cost of $3.28 per MMBtu. With the additional commitments, which now extend through June 2017, we have approximately 53% of our total exposed natural gas usage requirements at an average price of $3.28 for the first quarter of 2017 and 20% of our total exposed natural gas usage requirements at an average price of $3.35 for the second quarter of 2017.

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including Turnarounds is mitigated through a diligent planning process that takes into account the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

Our Pryor Facility is on a one-year Turnaround cycle and we expect to perform a Turnaround in the fourth quarter of 2017. Annual Turnarounds will continue through 2019 and at that time we expect to move to a two-year Turnaround cycle.

At our El Dorado Facility, historically, we were able to perform Turnaround projects on individual plants without shutting down the entire facility as we have redundancy for most of our produced products. The effect of lost production from those have not been significant.  With the completion of the new ammonia plant, the facility will begin to schedule traditional Turnarounds that will require the ammonia plant to be taken out of production and will cause a financial effect from lost production.  This Facility will initially be on a two-year Turnaround cycle with its initial Turnaround scheduled for 2018.

Our Cherokee Facility is on a two-year Turnaround cycle, with the last Turnaround being performed in the third quarter of 2016. The next Turnaround to be performed is expected to occur in the third quarter of 2018 at which time we expect to move to a three-year Turnaround cycle.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon. We use this program to varying degrees during the year depending on market conditions and our view of changing price environments.  Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results for 2016

Our consolidated net sales for 2016 were $374.6 million compared to $437.7 million for 2015. Our consolidated operating loss was $90.2 million compared to $71.2 million for 2015. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products. It is a key operating metric that we use to manage our business. In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products. In 2016, we improved the operating rates at both our Cherokee and Pryor ammonia plants.  At our Cherokee Facility, the on-stream rate (excluding the effect from its scheduled Turnaround) for 2016 for our ammonia plant increased to 96% from 94% in 2015.  We expect on-stream rates to continue at this level in 2017.

At our Pryor Facility, the on-stream rate (excluding the effect from its scheduled Turnaround) for 2016 for our ammonia plant increased to 86% from 83% in 2015.  Although the rate increased, it fell below our expectations. We believe that the capital improvements made to the ammonia plant in 2016 will improve the on-stream rate for 2017 to between 90% and 95%.  We expect on-stream rates to continue at this level in 2017.

The El Dorado Facility’s ammonia plant began production in mid-2016.  It is typical for newly operated plants that are in production to go through a period of optimization (Shakedown) that may require the plant to be taken out of operation for a period of time.  Our reported 2016 on-stream rate for the ammonia plant at El Dorado was 64%.  However, since going into operation, the on-stream rate has steadily improved on a quarterly basis with the on-stream rate for the fourth quarter of 73%. The on-stream rate has continued to improve in the first quarter of 2017 and we believe that the ammonia plant will operate at approximately a 95% on-stream rate for 2017. The plant is currently producing ammonia in excess of 1,300 tons per day, which is above its nameplate capacity of 1,150 tons per day.

Selling Prices

During 2016, selling prices for our agricultural products declined significantly over 2015 selling prices.  Average selling prices for our ammonia, UAN and HDAN decreased 34%, 30% and 28%, respectively compared to 2015 average selling prices. The decreases in overall agricultural products selling prices were caused by lower corn prices in 2016 compares to 2015, lower natural gas prices year-over-year and the addition of nitrogen production capacity being added globally in 2016 and 2017 and this additional supply’s expected effect on the supply/demand balance in the U.S.

Depreciation Expense

During 2016 and 2015, depreciation expense was $59.4 million and $35.9 million, respectively.  The increase is primarily due to our El Dorado expansion project being completed and placed into service during the second quarter of 2016.

Certain Startup, One-Time, Warranty and Other Expenses

During 2016, the El Dorado Facility’s new ammonia plant became operational.  We estimate that our operating costs were $5.1 million higher during the first half of 2016, as a result of start-up and commissioning activities related to the new ammonia plant.

The El Dorado Facility’s new nitric acid plant incurred certain expenses after start-up for which we believe a portion will be covered under our warranty provisions.  The estimated impact on our operating results for 2016 was approximately $8 million to $9 million.

During 2016, EDC incurred a one-time fee of $12.1 million related to consulting services associated with the reduction of assessed property values for the El Dorado projects real and personal property for both the nitric acid plant, nitric acid concentrator plant and the ammonia plant.  We expect material property tax savings in future periods through a reduction of property taxes paid.

During 2015, we incurred certain one-time corporate SG&A costs relating to severance agreements with former executives of $2.0 million.

Debt and Interest Expense

For 2016 and 2015, interest expense was $30.9 million and $7.4 million, net of capitalized interest of $15.0 million and $30.6 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado expansion project, which was completed during the second quarter of 2016.  In addition, interest expense increased $4.5 million relating to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016 and $2.2 million, as a result of the debt modification associated with the Consent Solicitation in 2016.

Loss on Extinguishment of Debt

As discussed above under “Business and Financing Developments – 2016”, in October 2016, we called debt totaling $106.9 million (including accrued interest) to redeem all of the outstanding $50 million of the 12% Senior Secured Notes due 2019 at the original redemption price of 106% plus accrued interest and $50 million of the 7.75% Senior Secured Notes due 2019 at the original redemption price of 103.875% plus accrued interest. As a result of this transaction, we recognized a loss on extinguishment of debt of approximately $8.7 million.

Impairment of Natural Gas Properties (2015 only)

As previously reported during third quarter of 2015, we recognized a non-cash impairment charge of $39.7 million to write-down the carrying value of our working interest in natural gas properties in the Marcellus Shale region to the estimated fair value.  In addition, we recognized a $3.5 million non-cash impairment charge to reduce the carrying value of certain plant assets related to unused ammonia production equipment at our Pryor Facility.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2016, 2015, and 2014 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table contains certain financial information relating to our continuing operations:

				Percentage
	2016	2015	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$166,180	$209,770	$(43,590)	(20.8)%
Industrial acids and other chemical products	155,744	167,520	(11,776)	(7.0)%
Mining products	43,532	47,475	(3,943)	(8.3)%
Other products	9,129	12,930	(3,801)	(29.4)%
Total net sales	$374,585	$437,695	$(63,110)	(14.4)%

Gross profit (loss)	$(49,306)	$20,048	$(69,354)	(345.9)%
Gross profit (loss) percentage (1)	(13.2)%	4.6%	(17.8)%
Selling, general and administrative expense	40,168	49,813	(9,645)	(19.4)%
Impairment of long-lived assets and goodwill	1,621	43,188	(41,567)	(96.3)%
Other income, net	(872)	(1,787)	915	(51.2)%
Operating loss	(90,223)	(71,166)	(19,057)	26.8%
Interest expense, net	30,945	7,371	23,574	319.8%
Loss on extinguishment of debt	8,703	—	8,703	100.0%
Non-operating other expense, net	218	129	89	69.0%
Benefit for income taxes	(41,956)	(32,520)	(9,436)	29.0%
Loss from continuing operations	(88,133)	(46,146)	(41,987)	91.0%

Additions to property, plant and equipment:	$165,104	$469,877	$(304,773)	(64.9)%

Depreciation, depletion and amortization of property, plant and equipment:	$59,354	$35,930	$23,424	65.2%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the Agricultural Products:

				Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	372,593	354,695	17,898	5%
HDAN	218,283	171,294	46,989	27%
Ammonia	93,013	90,658	2,355	3%
Other	23,290	19,237	4,053	21%
Total	707,179	635,884	71,295	11%

				Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$173	$246	$(73)	(30)%
HDAN	$253	$349	$(96)	(28)%
Ammonia	$331	$499	$(168)	(34)%

With respect to sales of Industrial, Mining and Other Chemical Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric Acid - Baytown	446,950	500,725	(53,775)	(11)%
Nitric Acid - All Other	82,237	54,108	28,129	52%
LDAN/HDAN	93,039	70,660	22,379	32%
AN Solution	83,090	94,594	(11,504)	(12)%
Ammonia	127,265	36,235	91,030	251%
Total	832,581	756,322	76,259	10%

Net Sales

In general, for 2016, our agricultural sales were lower, influenced by lower selling prices for ammonia, UAN and HDAN, partially offset by higher sales volume from improved on-stream rates at our facilities in 2016 as discussed under “Items Affecting Comparability”.  Industrial products sales and mining sales both decreased due primarily to lower selling prices partially offset by higher overall sales volumes. In addition, other products, which includes our natural gas working interest, decreased as natural gas sales prices and volumes declined in 2016 compared to 2015.

•

Agricultural products comprised approximately 44% and 48% of our net sales for 2016 and 2015, respectively.  Agricultural sales decreased as our average selling prices per ton of our products were significantly lower for 2016 compared to 2015. This reduction in selling prices was partially offset by an increase in sales volumes for HDAN, UAN and Ammonia.  The increase in HDAN sales volume was driven by a strong spring fertilizer season which increased our customer demand and expanded our customer base during 2016. The higher UAN and ammonia sales volumes were primarily due to higher production at our Pryor Facility in 2016 compared to 2015 partially offset by lower production and sales volumes at our Cherokee Facility due to performing a bi-annual Turnaround in 2016.

•

Industrial acids and other chemical products sales decreased primarily as the result of lower overall product selling prices. A majority of our sales of these products are tied to the cost of our feedstock, primarily natural gas and ammonia, which are passed through as part of the selling prices to our customers. Our feedstock costs were lower in 2016 compared to 2015. The decrease in selling prices was partially offset by higher sales volume of ammonia as our El Dorado Facility began producing ammonia during the second quarter of 2016 compared to no production in 2015.

•

Mining products sales decreased primarily due to lower product selling prices as a majority of our sales from these products are tied to the cost of our feedstock, primarily natural gas and ammonia, which are passed through as part of the selling prices to our customers. Our feedstock costs were lower in 2016 compared to 2015. Additionally, our Cherokee Facility performed its bi-annual Turnaround in 2016 which reduced the production of AN solution for 2016. The reduction in production at our Cherokee Facility was partially offset by an increase in sales volume of LDAN at our El Dorado Facility.

•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components. The decrease in other products is primarily due to lower realized sales prices out of the Marcellus Shale region combined with lower production volumes in 2016 compared to 2015. During 2016, the operator of these properties elected to slow well development due to the decline in natural gas sales prices. They are currently reevaluating their development program as natural gas prices have increased making certain wells economical to develop.

Gross Profit

As noted in the table above, we incurred a gross loss of $49.3 million in 2016 compared to gross profit of $20.0 million in 2015, or a decrease in gross profit of approximately $69.3 million.  In addition to the negative effect from lower sales discussed above, 2016 includes a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes from fixing the assessed value for our El Dorado Facility, costs incurred relating to the start-up and commissioning activities at our El Dorado expansion project, increased repair expenses associated with unplanned downtime experienced at our Cherokee, Pryor and El Dorado Facilities, an increase in overall depreciation expense partially offset by improved feedstock costs from lower average natural gas prices and our El Dorado Facility producing ammonia from natural gas compared to purchasing ammonia for a portion of the year.   See discussion above under “Items Affecting Comparability of Results.”

Selling General and Administrative Expense

Our SG&A expenses were $40.2 million for 2016, a decrease of $9.6 million compared to 2015.  The decrease includes a $4.5 million reduction in expenses related to shareholder activities, $3.8 million reduction in overall compensation related costs, and $1.5 million reduction in training expenses partially offset by an increase of $1.5 million in legal fees related primarily to our review of strategic initiatives and updates to our corporate governance practices and policies.

Impairment of Long-Lived Assets and Goodwill

During 2016, we recognized a non-cash impairment charge of $1.6 million to fully write-off the carrying value of goodwill.

In 2015, we recognized non-cash impairment charges totaling $43.2 million, consisting of an impairment charge of $39.7 million to reduce the carrying value of our working interest in natural gas properties and a $3.5 million impairment charge to reduce the carrying value of certain plant assets related to unused ammonia production equipment at our Pryor Facility.

Interest Expense, net

Interest expense for 2016 was $30.9 million compared to $7.4 million for 2015.  The increase is due primarily to a reduction in capitalized interest during 2016 of $15.6 million as a result of the El Dorado expansion project completion.    In addition, $4.5 million of the increase in interest expense relates to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016 and $2.2 million as a result of the debt modification of the Senior Secured Notes in 2016.

Loss on Extinguishment of Debt

As a result of the repayment of $50 million of the 7.75% Senior Secured Notes and all of our 12% Senior Secured Notes in 2016, we incurred a loss on extinguishment of debt of $8.7 million, consisting of prepayment premiums and writing off associated unamortized debt issuance costs.

Benefit for Income Taxes

The benefit for income taxes for 2016 was $42 million compared to $32.5 million for the same period in 2015.  The effective tax rate was 32% for 2016 and 41% for 2015.  The decrease in the benefit rate is primarily related to the increased valuation allowance established on state net operating losses that we anticipate will not be able to utilized prior to expiration.

Income from Discontinued Operations, net of taxes

As previously reported, the results of operations of the Climate Control Business have been presented as discontinued operations.  For 2016, income from discontinued operations was $200.3 million, including a gain of $282 million and net of a tax provision of $91.7 million. For 2015, income from discontinued operations was $11.4 million, net of a tax provision of $9 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table contains certain financial information relating to our continuing operations:

					Percentage
	2015	2014	Change		Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$209,770	$230,046	$(20,276)		(8.8)%
Industrial acids and other chemical products	167,520	173,876	(6,356)	0	(3.7)%
Mining products	47,475	67,484	(20,009)	0	(29.7)%
Other products	12,930	24,482	(11,552)		(47.2)%
Total net sales	$437,695	$495,888	$(58,193)	0	(11.7)%

Gross profit	$20,048	$65,465	$(45,417)	0	(69.4)%
Gross profit percentage (1)	4.6%	13.2%	(8.6)%
Selling, general and administrative expense, including provision for (recovery of) losses on accounts receivable	49,813	38,991	10,822		27.76%
Impairment of long-lived assets	43,188	—	43,188		100.00%
Property insurance recoveries in excess of losses incurred	—	(5,147)	5,147		(100.00)%
Other expense (income), net	(1,787)	1,044	(2,831)		(271.17)%
Operating income (loss)	(71,166)	30,577	(101,743)		(332.74)%
Interest expense, net	7,371	21,599	(14,228)		(65.87)%
Non-operating other expense (income), net	129	(281)	410		(145.91)%
Provision (benefit) for income taxes	(32,520)	4,251	(36,771)		(865.00)%
Equity in earnings of affiliate	—	(79)	79		(100.00)%
Income (loss) from continuing operations	(46,146)	5,087	(51,233)		(1007.14)%

Additions to property, plant and equipment:	$469,877	$238,245	$231,632		97.22%

Depreciation, depletion and amortization of property, plant and equipment:	$35,930	$30,987	$4,943		16.0%

(1)	As a percentage of net sales

Net Sales

Our sales in the agricultural markets primarily were at the spot market price in effect at the time of sale or at a negotiated future price.  The majority of our sales in the industrial and mining markets were pursuant to sales contracts and/or pricing arrangements on terms that include the cost of raw material feedstock as a pass-through component in the sales price.  In general, for 2015 our agricultural sales were lower due to lower sales volumes for HDAN, ammonia and our other agricultural products due to unusually wet application seasons and lower prices for HDAN and UAN partially offset by higher UAN sales volumes.  Mining sales also declined primarily due to lower sales prices and volumes while sales of industrial products decreased slightly with lower prices partially offset by higher sales volumes.  In addition, natural gas sales prices and volumes declined in 2015 compared to 2014.

•

Agricultural products comprised approximately 47.9% and 46.4% of our net sales for 2015 and 2014, respectively.  The sales decline of 8.8% over 2014 sales was driven by a slight overall decline in sales volumes with lower HDAN, ammonia and other agricultural products sales volumes partially offset by higher UAN sales volumes.  The higher UAN sales volumes were primarily due to higher production at our Cherokee and Pryor Facilities in 2015 compared to 2014 when we performed a bi-annual turnaround at the Cherokee Facility.  Compounding the slight decline in sales volumes was a decrease in our average product selling prices per ton in 2015 with UAN down 9% and HDAN down 1%.  These lower selling prices were attributable to lower natural gas and other commodity prices coupled with lower urea selling prices caused by the large amount of imports, placing downward pressure on selling prices. Ammonia prices were essentially unchanged for 2015 compared to 2014.

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

•

Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components. The decrease in other products is primarily due to lower realized sales prices out of the Marcellus Shale region combined with lower production volumes in 2015 compared to 2014 as the operator of these properties has slowed development due to the decline in natural gas sales prices.

Gross Profit

Our gross profit decreased $45.4 million in 2015 when compared to 2014.  Excluding the business interruption insurance recoveries of $22.9 million in 2014, the decrease in gross profit in 2015 compared to 2014 was $22.5 million. The decrease of $22.5 million was primarily due to the loss of the margin contribution relating to the expiration of the Orica Agreement, lost absorption of fixed overhead costs associated with lower production of HDAN, lower average sales prices, and increased operating costs including railcar lease costs, partially offset by the higher overall on-stream rate at the Cherokee Facility and lower natural gas feedstock costs.  Natural gas feedstock costs decreased approximately 25% but that was partially offset by operating losses incurred relating to our working interests in certain natural gas properties.

Selling General and Administrative Expense

Our SG&A expenses were $49.8 million for 2015, an increase of $10.8 million compared to 2014.  The increase was primarily driven by an increase in personnel related expenses of $7.4 million including one-time severance payments of approximately $2.0 million for certain senior executives and training expenses of $1.4 million primarily related to the expansion related activities at the El Dorado Facility. In addition, professional fees increased $1.3 million for legal and investment banking services related to various financing activities, auditing and other accounting services and other consulting services.

Impairment of Long-Lived Assets

In 2015, we recognized non-cash impairment charges totaling $43.2 million, consisting of an impairment charge of $39.7 million to reduce the carrying value of our working interest in natural gas properties and a $3.5 million impairment charge to reduce the carrying value of certain plant assets related to unused ammonia production equipment at our Pryor Facility.

Other Expense (Income), net

In 2015, other income was $1.8 million compared to other expense of $1.0 million in 2014.  During 2015, we recognized other income of $0.9 million relating to a litigation settlement and other miscellaneous items and $0.9 million related to the sale of carbon credits.  In 2014, we recognized other expense of $1.0 million primarily relating to losses on sales and disposal of PP&E.

Interest Expense, net

Interest expense for 2015 was $7.4 million compared to $21.6 million for 2014.  The decrease is due primarily to capitalized interest on capital projects under development and construction, of which $30.6 million was capitalized in 2015 compared to $14.1 million during 2014.

Provision (benefit) for Income Taxes

The benefit for income taxes from continuing operations for 2015 was $32.5 million compared to a provision of $4.3 million for the same period in 2014.  The effective tax rate was 41% for 2015 and 46% for 2014.

Income from Discontinued Operations, net of taxes

The results of operations of the Climate Control Business have been presented as discontinued operations.  For 2015, income from discontinued operations was $11.4 million, net of a tax provision of $9 million.  For 2014, income from discontinued operations was $14.6 million, net of a tax provision of $8.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our continuing cash flow activities for 2016:

Cash Flow from Continuing Operating Activities

For 2016, net cash used by continuing operating activities was $22.2 million, primarily as the result of net income of $112.2 million less an adjustment of $200.3 million for net income from discontinued operations and an adjustment of deferred income taxes of $42 million, plus adjustments of $59.4 million for depreciation, depletion and amortization of PP&E, $8.7 million for a loss on extinguishment of debt, other noncash adjustments totaling approximately $12.3 million and $27.5 million net cash provided from our working capital.

Cash Flow from Continuing Investing Activities

For 2016, net cash provided by continuing investing activities was $153.3 million that consisting of $356.7 million of net proceeds from the sale of the Climate Control Business and $9.1 million associated with other activities partially offset by $212.5 million of cash used for expenditures for PP&E.

Cash Flow from Continuing Financing Activities

For 2016, net cash used by continuing financing activities was $193.6 million, primarily related to the payments on the 7.75% and 12% Senior Secured Notes totaling $100 million, the redemption of a portion of the Series E Redeemable Preferred including dividends of approximately $80 million, payments on long-term debt of $15.4 million and payments of debt and equity modification, extinguishment and issuance costs of $13.1 million partially offset by net proceeds from long-term debt financing of approximately $14.8 million.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	December 31,	December 31,
	2016	2015
	(In Millions)
Cash and cash equivalents	$60.0	$127.2
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019	375.0	425.0
12% Senior Secured Notes due 2019	—	50.0
Secured Promissory Note due 2017	6.5	15.9
Secured Promissory Note due 2019	9.2	—
Secured Promissory Note due 2021	14.3	16.1
Secured Promissory Note due 2023	18.6	15.0
Other	4.2	7.1
Unamortized discount and debt issuance costs	(7.6)	(8.7)
Total long-term debt, including current portion, net	$420.2	$520.4
Series E and F redeemable preferred stock (1)	$145.0	$177.3
Total stockholders' equity	$492.5	$421.6
(1)	Liquidation preference of $161.8 million as of December 31, 2016.

In July 2016, we sold our Climate Control Business for a total of $364 million before customary adjustments set forth in the Stock Purchase Agreement. In September 2016, holders of our Senior Secured Notes agreed to allow us to redeem a portion of the Series E Redeemable Preferred and to call a portion of the Senior Secured Notes and all of the 12% Senior Secured Notes.  In September 2016, we used $80 million to redeem a portion of the Series E Redeemable Preferred (including accumulated dividends and participation rights value).  In October 2016, we used approximately $107 million to redeem $50 million of the 7.75% Senior Secured Notes and all of the 12% Senior Secured Notes (including accrued interest and the redemption prices).

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of January 31, 2017, our Working Capital Revolver Loan was undrawn and had $40.5 million of availability.

As discussed below, we have planned capital additions relating to maintaining and enhancing safety and reliability at our facilities of approximately $30 million to $35 million for 2017.

We believe that the combination of our cash on hand, the availability on our revolving credit facility (amended in January 2017) as discussed below under “Loan Agreements and Redeemable Preferred Stock,” and our cash from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.  In addition, as discuss above under “Overview–Key Initiatives”, we have determined that certain non-core assets are not necessary in the operations of our business.  In December 2016 we sold a non-core asset for approximately $5 million and are working on the sale of other assets including our working interest in the Marcellus Shale, our engineered products business and certain pieces of equipment and real estate.  We believe that these assets could generate between approximately $15 million and $20 million in net cash proceeds, if sold.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2016, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 – Pursuant to the terms of the Supplemental Indenture and subsequent redemption of $50 million of the 7.75% Senior Secured Notes and all of the $50 million 12% Senior Secured Notes during 2016 as discussed in Note 9 of Notes to Consolidated Financial Statements included in this report, the remaining $375 million Senior Secured Notes bears an annual interest rate of 8.5%.  Interest is to be paid semiannually on February 1st and August 1st.

Secured Promissory Note due 2017 – On April 1, 2016, Zena Energy L.L.C. (“Zena”), one of our subsidiaries, entered into the second amended and restated note (the “Amended Note”) with its original lender.  Principal and interest are payable in 20 monthly installments with the first installment made on May 1st.  Interest is based on the LIBOR rate plus 300 basis points. The terms of the promissory note were not changed by this amendment.  The Amended Note matures on December 1, 2017.  The Amended Note continues to be secured by certain working interests and related properties and proceeds and is guaranteed by LSB.

Secured Promissory Note due 2019 - On February 5, 2016, EDC entered into a secured promissory note due 2019 for an original principal amount of $10 million.  The secured promissory note due 2019 bears interest at the rate of 5.73% per annum and matures on June 29, 2019.  Principal and interest are payable in 40 equal monthly installments with a final balloon payment of approximately $6.7 million.  The Secured Promissory Note due 2019 is secured by the cogeneration facility equipment and is guaranteed by LSB.

Secured Promissory Note due 2021 - On April 9, 2015, EDC entered into a secured promissory note due 2021 for an original principal amount of approximately $16.2 million.  The Secured Promissory Note due 2021 bears interest at the rate of 5.25% per year and matures on March 26, 2021.  Interest only is payable monthly for the first 12 months of the term.  Principal and interest are payable monthly for the remaining term of the Secured Promissory Note due 2021. This Secured Promissory Note due 2021 is secured by a natural gas pipeline at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2023 - On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a secured promissory note with an initial funding of $15 million and a maximum principal note amount of $19.8 million.  On May 13, 2016 (the “Loan Conversion Date”), the remainder of the funding of $4.8 million was drawn and the outstanding principal balance of $19.8 million was converted to a seven-year secured term loan requiring 83 equal monthly principal and interest payments with a final balloon payment of approximately $6.1 million. This Note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 4.87%.  The Secured Promissory Note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - Effective January 17, 2017, LSB and certain of its subsidiaries entered into the Third Amended and Restated Loan and Security Agreement (the “Working Capital Revolver Loan Amendment”), which amends and restates the existing working capital revolver (as so amended and restated, the “Working Capital Revolver Loan”). Pursuant to the terms of the Working Capital Revolver Loan, borrowers may borrow on a revolving basis up to $50 million. Obligations under the Working Capital Revolver Loan are secured by a first-priority security interest in substantially all of the borrower’s current assets, including accounts receivable and inventory.  The agreement provides that the Senior Secured Notes secure the Working Capital Revolver Loan on a second-priority basis.  The Working Capital Revolver Loan provides for the issuances of letters of credit in an aggregate amount not to exceed to $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the Working Capital Revolver Loan.

The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of the currently existing senior notes (the “Senior Notes”), to the extent the Senior Notes are not refinanced or repaid prior to the Springing Maturity Date.

At January 31, 2017, there were no outstanding borrowings under the Working Capital Revolver Loan.  At January 31, 2017, the net credit available for borrowings under our Working Capital Revolver Loan was approximately $40.5 million, based on our eligible collateral, less outstanding letters of credit as of that date.

The Working Capital Revolver Loan Amendment also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain (a) with respect to relevant periods ending on or prior to September 30, 2017, a minimum EBITDA in the amount set forth in the Working Capital Revolver Loan Amendment and (b) with respect to relevant periods ending after September 30, 2017, a minimum fixed charge coverage ratio of not less than 1.00:1.00. The Financial Covenant, if triggered, is tested monthly.

Also, see Note 21 of Notes to Consolidated Financial Statements included in this report for additional information on this credit facility.

Redemption of Series E Redeemable Preferred – As discussed above under “Business and Financing Developments - 2016”, in September 2016, we successfully completed the consent solicitation initiated in August 2016 to affect amendments to the Original 7.75% Indenture and entered into the Supplemental Indenture.  As a result, in September 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred for approximately $80 million, which includes $78.3 million for the liquidation preference of $1,000 per share and accumulated dividends and $1.7 million for the participation rights value associated with the redeemed shares.  At December 31, 2016, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, this accretion has and will continue to affect income (loss) per common share.  In addition, this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.

As of December 31, 2016, the aggregate liquidation preference (par value plus accrued dividends) was $161.8 million.

Also, see discussion in Note 13 to Consolidated Financial Statements included in this report.

Capital Additions – 2016

Capital additions during 2016 primarily related to PP&E of $165.3 million, of which most relates to the completed expansion projects at our El Dorado Facility (which additions include equipment associated with maintaining compliance with environmental laws, regulations and guidelines).  Additionally, these additions include other capital costs of $0.9 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital additions were funded primarily from cash, third-party financing and working capital.  Due to the increase in the amount of capital additions incurred, our depreciation, depletion and amortization expenses have increased in 2016.

For 2017, we expect our annual capital expenditures (including capital expenditures in our planned Turnaround at our Pryor Facility) to range between $30 million to $35 million.  Capital expenditures for 2017 include those needed for maintenance and reliability, safety and efficiency.  They do not include any capital spending to increase capacity.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $5.3 million in 2016 in connection with environmental projects.  For 2017, we expect to incur expenses ranging from $3.5 million to $4.5 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually, commencing May 1, 2016, in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board, of $70.00 per share for the aggregate semi-annual dividend of $9.8 million.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2016, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $22 million.

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

As of December 31, 2016, no dividend has been declared and the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.4 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

See discussion above under “Part I-Item 1 Business” for seasonality trends.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2016, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2017.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2016, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2017	2018	2019	2020	2021	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$375,000	$—	$—	$375,000	$—	$—	$—
Other	52,835	13,745	9,146	12,492	5,507	3,200	8,745
Total long-term debt	427,835	13,745	9,146	387,492	5,507	3,200	8,745
Interest payments on long-term debt (1)	86,749	34,237	33,648	17,146	732	483	503
Series E redeemable preferred stock (2)	139,768	—	—	139,768	—	—	—
Dividends earned Series E redeemable preferred stock (2)	88,005	—	—	88,005	—	—	—
Other capital expenditures (3)	35,000	35,000	—	—	—	—	—
Operating leases	27,428	7,097	6,717	5,968	3,280	1,357	3,009
Natural gas pipeline commitment (4)	17,681	2,507	2,507	2,507	2,507	2,507	5,146
Firm purchase commitments	7,832	7,832	—	—	—	—	—
Other contractual obligations	18,608	4,917	2,017	3,294	2,017	1,709	4,654
Other contractual obligations included in noncurrent accrued and other liabilities (5)	7,243	—	567	5,177	187	192	1,120
Total	$856,149	$105,335	$54,602	$649,357	$14,230	$9,448	$23,177

(1)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2016.
(2)	The Series E redeemable preferred stock (including dividends) are assumed to be redeemed and paid on the earliest possible redemption date by the holder, August 2, 2019.
(3)	Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2016.
(4)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(5)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2016.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based the value of our common stock at December 31, 2016 and is based on the earliest possible redemption date by the holder, August 2, 2019.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2016, could change in the near term.  The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

Impairment of Long-Lived Assets and Goodwill – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee, El Dorado or Pryor Facility). As it relates to natural gas properties, proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis. In addition, if the event or change in circumstance relates to the possible sale of an asset (or group of assets), the specific asset (or group of assets) is reviewed for impairment.

In addition, goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  Our goodwill of $1.6 million related to the acquisition of our El Dorado Facility.

Generally, the evaluation of goodwill for impairment involves a two-step test. Step 1 involves comparing the estimated fair value of each respective reporting unit to its carrying value, including goodwill. Our step 1 test utilized both a market approach and income approach to estimate the fair values of our reporting units. The market approach was based on enterprise value to estimated EBITDA multiples of our peer group (Level 3 inputs). If the estimated fair value exceeds the carrying value, the reporting unit’s goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, step 2 must be performed to determine whether goodwill is impaired and, if so, the amount of the impairment. Step 2 involves calculating an implied fair value of goodwill by performing a hypothetical allocation of the estimated fair value of the reporting unit determined in step 1 to the respective tangible and intangible net assets of the reporting unit (Level 3 inputs). The remaining implied goodwill is then compared to the actual carrying amount of the goodwill for the reporting unit. To the extent, the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment.

During 2016, pricing for our key product groups deteriorated well below expectations foreseen at December 31, 2015. Additionally, we believe the lower price environment is expected to continue throughout 2017.  Thus, in accordance with ASC 350, we determined it was more likely than not that the fair value of goodwill related to our El Dorado Facility was less than its carrying amount (goodwill and other) implied under step 2 resulting in an impairment charge of $1.6 million to fully write-down the carrying value of goodwill, originally recognized upon acquisition of the El Dorado Facility during the 1980s.  We also performed a recoverability test on the property, plant and equipment of the El Dorado Facility and determined that no impairment charges were necessary at December 31, 2016.

As previously reported, during September 2015, we recognized an impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including the Evaluation provided by our independent consulting petroleum engineer in October 2015.  The event triggering the review for impairment related primarily from the results received from the Evaluation.  The impairment was due to the decline in prices for natural gas futures, large natural gas price differentials in the Marcellus Shale region and the resulting changes in the drilling plans of these natural gas properties that caused certain of these properties to be reclassified from the “proved undeveloped reserves” category to the “probable undeveloped resources” category included in the Evaluation because those properties are no longer likely to be developed within five years.

Our independent consulting petroleum engineering firm calculated our natural gas reserves using volumetric analysis of the reservoir and rate decline analysis for existing producers. The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and natural gas prices and the cost to produce these reserves and other factors, many of which are beyond our control. These assumptions include estimates of future natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate of 10%, which is based on an industry standard. As a result, these estimates are imprecise and should be expected to change as future information becomes available. These changes could be significant.

As a non-operator of our natural gas properties, we rely on information provided from the operator which is given to our independent consulting petroleum engineering firm for use in the preparation of our reserve estimates. The reserve estimates are reviewed by our certain members of our accounting group for accuracy and checked for consistency in its preparation along with validating the assumptions provided by the operator based on actual performance. Additionally, members of management met with the operator periodically to review our properties and discuss performance.

In addition, during December 2015, we recognized an impairment charge of $3.5 million to write down the carrying value ($8.5 million) of certain plant assets related to certain ammonia production equipment at our Pryor Facility to their estimated fair value of approximately $5.0 million. The change of circumstances triggering the review for impairment related primarily to an offer received from a possible buyer on this non-core ammonia production equipment. The estimated fair value was determined based on an offer received from a possible buyer less estimated costs that would be incurred if the equipment is sold (Level 3 inputs).  In 2016, this ammonia production equipment was sold to a third party for a minimal gain.

In addition, and as discussed above under “Overview”, we currently own non-core assets (total net book value of approximately $44 million), and we are currently considering selling a portion of these assets. Due to the nature of some of these assets, there may be a limited market. As a result, and depending on appraisals obtained and offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales of assets in the near term.

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

We are involved in various legal matters that require management to make estimates and assumptions, including costs relating to the lawsuit styled City of West, Texas v CF Industries, Inc., et al, discussed under “Other Pending, Threatened or Settled Litigation” of Note 11 to Consolidated Financial Statements include in this report.

As discussed in Note 2, in conjunction with the Climate Control Business sale in 2016, we entered into a TSA, pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services up through December 2017.  As of December 31, 2016, our current and noncurrent accrued and other liabilities include approximately $5.5 million relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

It is possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Environmental, Health and Safety Matters” in Item 1 of this report, we are subject to specific federal and state regulatory compliance laws and guidelines.  We have developed policies and procedures related to regulatory compliance.  We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss but which will only be resolved when future events occur relating to these matters.  We are involved in various environmental matters that require management to make estimates and assumptions, including our current inability to develop a meaningful and reliable estimate (or range of estimate) as to the costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 11. At December 31, 2016 and 2015, liabilities totaling $0.3 million and $0.4 million, respectively have been accrued relating to these issues as discussed. This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.  At the time that cost estimates for any corrective action are received, we will adjust our accrual accordingly. It is possible that the adjustment to the accrual and the actual costs could be significantly different than our current estimates.

Redeemable Preferred Stocks – On December 4, 2015, we issued the Series E and F Redeemable Preferred.  The redeemable preferred stocks are redeemable outside of our control and are classified as temporary/mezzanine equity on our consolidated balance sheet. In addition, certain embedded features (the “embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, a portion of this accretion was accelerated ($6.6 million) during the third quarter of 2016 as the result of the redemption discussed above under “Overview” and the remaining accretion could accelerate if the expected redemption date is earlier than August 2, 2019. Approximately $46 million of accretion (including the amount for earned dividends) was recorded to retained earnings in 2016. At December 31, 2016, the carrying value of these redeemable preferred stocks was $145 million.

For the embedded derivative, changes in fair value are recorded in our statement of operations. As the result of the Indenture Amendments in connection with the Consent Solicitation relating to the Senior Secured Notes as above under “Overview” and in Note 9, including the redemption of the portion of Series E Redeemable Preferred discussed in Notes 9 and 13, we estimate that the contingent redemption feature has no fair value based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At December 31, 2016 and 2015, the fair value of the participation rights was $2.6 million and $3.3 million, respectively, based on the equivalent of 303,646 and 456,225 shares, respectively, of our common stock at $8.42 and $7.25 per share, respectively. No valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative based on our current forecast. The valuation is classified as Level 3.

Management’s judgment and estimates in the above areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are affected by changes in market prices of natural gas, changes in market interest rates and changes in market currency exchange rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At December 31, 2016, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities. We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2016, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2016, we have zero borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $25.2 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements as of December 31, 2016:

	Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$8,546	$1,980	$1,980	$1,980	$1,980	$8,745	$25,211
Weighted-average interest rate	4.65%	4.78%	4.78%	4.78%	4.78%	4.78%	4.74%
Fixed interest rate debt	$5,199	$7,166	$385,512	$3,527	$1,220	$—	$402,624
Weighted-average interest rate	8.30%	8.35%	8.34%	5.25%	5.25%	0.00%	8.31%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2016.

The following table presents our significant purchase commitments under firm purchase commitments with fixed prices and related weighted-average contract costs by contract terms as of December 31, 2016:

	Years ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
	(Dollars In Thousands, Except For Weighted Average Costs)
Firm purchase commitments:
Natural gas:
Total cost of contracts	$7,832						$7,832
Weighted-average cost per MMBtu	$3.20						$3.20

At December 31, 2016 and 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	2016		2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In Millions)
Senior Secured Notes (1)	$375	$356	$425	$355

(1)	Based on a quoted price of 94.88 at December 31, 2016 and 83.65 at December 31, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). LSB Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, LSB Industries, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LSB Industries, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of LSB Industries, Inc. and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 27, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before May 1, 2017.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-53

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

2.1	Purchase and Sale Agreement, dated October 31, 2012, by and between Clearwater Enterprises, L.L.C. and Zena Energy, L.L.C.

Exhibit 99.1 to the Company’s Form 8-K filed November 2, 2012.  Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

2.2	Purchase and Sale Agreement, dated August 28, 2013, by and between Hat Creek Energy LLC, Citrus Energy Appalachia, LLC, Troy Energy Investments, LLC, and Zena Energy, L.L.C.

Exhibit 99.1 to the Company’s Form 8-K, filed August 30, 2013.  Exhibits to the Purchase and Sale Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.6	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a.	Exhibit 4.1 to the Company’s Form 8-K filed December 5, 2008

4.7	Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a.	Exhibit 4.3 to the Company’s Form 8-K filed December 5, 2008

4.8	Amendment to Renewed Rights Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and UMB Bank, n.a., dated as of December 4, 2015	Exhibit 4.3 to the Company’s Form 8-K filed December 8, 2015

4.9	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.10	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

4.11

Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

10.1*	Form of Death Benefit Plan Agreement, dated April 1, 1981	Exhibit 10.2 to the Company’s Form 10-K filed March 31, 2006

10.2*	LSB Industries, Inc. Outside Directors Stock Purchase Plan, dated May 24, 1999	Exhibit 99.2 to the Company’s Form 8-K filed October 23, 2014

10.3*	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by First Amendment, effective June 5, 2014	Exhibit 99.3 to the Company’s Form 8-K filed June 11, 2014

10.4*	Form of Restricted Stock Agreement	Exhibit 10.3 to the Company’s Form 8-K filed January 8, 2016

10.5*	Form of Incentive Stock Option Agreement for 2008 Plan	Exhibit 10.8 to the Company’s Form 10-K filed February 29, 2016

10.6*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.7*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.8*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.9*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.10*	Employment Agreement, dated April 27, 2015, by and between the Company and Barry H. Golsen	Exhibit 99.3 to the Company’s Form 8-K filed April 30, 2015

10.11*	Severance and Release Agreement, dated September 1, 2015, by and between the Company and Barry H. Golsen	Exhibit 10.1 to the Company’s Form 8-K filed September 4, 2015

10.12*

Amendment to Severance Agreement, dated December 17, 2008, by and between Barry H. Golsen and the Company. Each Amendment to Severance Agreement with Jack E. Golsen, Tony M. Shelby, David R. Goss and David M. Shear is substantially the same as this exhibit and will be provided to the Commission upon request

Exhibit 99.2 to the Company’s Form 8-K filed December 23, 2008

10.13*

Employment Agreement and Amendment to Severance Agreement dated January 12, 1989, between the Company and Jack E. Golsen, dated March 21, 1996, (with Severance Agreement dated January 17, 1989 attached) as amended by the First Amendment to Employment Agreement, dated April 29, 2003, as amended by the Second Amendment to Employment Agreement, dated May 12, 2005, as amended by the Third Amendment to Employment and Severance Agreement, dated December 17, 2008, as amended by the Fourth Amendment to Employment Agreement, dated January 1, 2015

Exhibit 10.9 to the Company’s Form 10-K filed March 2, 2015

10.14*	2015 Amendment to Severance Agreement, dated April 27, 2015, by and between the Company and Jack E. Golsen	Exhibit 99.7 to the Company’s Form 8-K filed April 30, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.15*	Offer Letter, dated February 5, 2014, and Non-Qualified Stock Option Agreement, by and between the Company and Mark T. Behrman	Exhibit 99.5 to the Company’s Form 8-K filed April 30, 2015

10.16*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2016

10.17*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015	Exhibit 10.17 to the Company’s Form 10-K filed February 29, 2016

10.18*

Amended and Restated Severance Agreement, dated April 27, 2015, by and between the Company and Tony M. Shelby. Substantially similar Amended and Restated Severance Agreements, each dated April 27, 2015, between the Company and each of David R. Goss, Phil Gough, Greg Withrow, James Murray, III, Michael Tepper, Paul Rydlund, Steven Golsen, Heidi Brown, and David Shear are not attached hereto, but will be provided to the Securities and Exchange Commission upon request.

Exhibit 99.6 to the Company’s Form 8-K filed April 30, 2015

10.19*	Severance and Release Agreement, dated November 3, 2015, by and between the Company and David R. Goss	Exhibit 10.2 to the Company’s Form 10-Q filed November 9, 2015

10.20*

Independent Contractor Agreement, dated September 30, 2015, by and between the Company and Circle S. Consulting LLC, (executed by Richard S. Sanders on behalf of Circle S. Consulting LLC as President & Individually).

Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2015

10.21*	Severance and Release Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 30, 2015	Exhibit 10.1 to the Company’s Form 8-K filed January 8, 2016

10.22*	Consulting Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K filed January 8, 2016

10.23*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 7, 2016

10.24*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 7, 2016

10.25*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K filed February 29, 2016

10.26*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K filed February 29, 2016

10.27*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2016

10.28*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2016

10.29*	Form of Retention Bonus Agreement	Exhibit 10.28 to the Company’s Form 10-K filed February 29, 2016

10.30

Indemnification Agreement, dated October 14, 2015, by and between the Company and Jack E. Golsen, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.31

Indemnification Agreement, dated October 14, 2015 by and between the Company and David M. Shear, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2015

10.32

Indemnification Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

10.33	Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.34	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.35	Third Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 25, 2013, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.3 to the Company’s Form 10-Q filed August 9, 2013

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS SUBJECT OF A COMMISSION ORDER CF #30123, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.36	Agreement, dated effective August 1, 2013, between United Steel Workers of America International Union on behalf of LOCAL 13-434 and El Dorado Chemical Company	Exhibit 99.1 to the Company’s Form 8-K filed October 11, 2013

10.37	Agreement, dated effective October 17, 2013, by and between International Association of Machinists and Aerospace Workers, AFL-CIO Local No. 224 and El Dorado Chemical Company	Exhibit 99.2 to the Company’s Form 8-K filed October 11, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.38

Agreement, dated November 12, 2013, by and between United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC, on behalf of Local Union No. 00417 and Cherokee Nitrogen Company

Exhibit 99.1 to the Company’s Form 8-K filed February 13, 2014

10.39

Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC

Exhibit 2.1 to the Company’s Form 8-K dated December 27, 2002

10.40

Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

10.41(a)	Anhydrous Ammonia Sales Agreement, dated effective January 1, 2009 between Koch Nitrogen International Sàrl and El Dorado Chemical Company

10.42(a)	Second Amendment to Anhydrous Ammonia Sales Agreement, dated February 23, 2010, between Koch Nitrogen International Sàrl and El Dorado Chemical Company

10.43	Ninth Amendment to Anhydrous Ammonia Sales Agreement, dated November 30, 2015, by and between Koch Nitrogen International Sàrl and El Dorado Chemical Company

Exhibit 10.46 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.44	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

Exhibit 10.49 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.45	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33783.  DATED AUGUST 30, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.46	Railcar Management Agreement, dated May 7, 2009, by and between Pryor Chemical Company and Koch Nitrogen Company, LLC	Exhibit 99.2 to the Company’s Form 8-K filed May 13, 2009

10.47	Real Estate Purchase Contract, dated as of May 8, 2011, by and between DPMG, Inc., Prime Financial L.L.C., Landmark Land Company, Inc., Gerald G. Barton and Jack E. Golsen	Exhibit 10.1 to the Company’s Form 10-Q filed November 7, 2011

10.48

Real Estate Purchase Contract, dated as of September 8, 2011, by and between South Padre Island Development, LLC, Prime Financial L.L.C., Landmark Land Company Inc., Gerald G. Barton and Jack E. Golsen

Exhibit 10.2 to the Company’s Form 10-Q filed November 7, 2011

10.49	Common Stock Purchase Warrant and Registration Rights granted by Landmark Land Company Inc. to Prime Financial, L.L.C., dated February 7, 2012	Exhibit 99.4 to the Company’s Form 8-K filed February 16, 2012

10.50	Geothermal Use Contract, by and between South Padre Island Development, LLC and Prime Financial, L.L.C., dated February 7, 2012	Exhibit 99.5 to the Company’s Form 8-K filed February 16, 2012

10.51

Stock Purchase Agreement by and among Consolidated Industries L.L.C.  The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Indistrier AB (publ), dated as of May 11, 2016.

Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2016

10.52

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.53	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.54	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.55	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.56	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.57	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.58	Promissory Note, dated February 1, 2013, in the original principal amount of $35 million, issued by Zena Energy L.L.C. in favor of International Bank of Commerce	Exhibit 99.1 to the Company’s Form 8-K filed February 7, 2013

10.59	Leasehold Mortgage, Security Agreement, Assignment and Fixture Filing, dated February 1, 2013, from Zena Energy L.L.C. to International Bank of Commerce	Exhibit 99.2 to the Company’s Form 8-K filed February 7, 2013

10.60	Guaranty, dated February 1, 2013, issued by LSB Industries, Inc. in favor of International Bank of Commerce	Exhibit 99.3 to the Company’s Form 8-K filed February 7, 2013

10.61	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.62	Agreement by and among the Company and Engine Capital, L.P., Red Alder, LLC, and certain of their respective affiliates, dated April 3, 2014	Exhibit 99.2 to the Company’s Form 8-K filed April 4, 2014

10.63

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

10.64

Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

10.65

Amendment No. 1 to the Second Amended and Restated Loan and Security Agreement, dated as of June 11, 2015, by and among LSB Industries, Inc. its subsidiaries identified on the signature pages thereof, the lenders identified on the signature pages thereof and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders

Exhibit 99.1 to the Company’s Form 8-K filed June 17, 2015

10.66

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

10.67

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.68	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

10.69	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.70	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.71	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

10.72

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.73	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.74	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.75	Warrant to Purchase Common Stock issued by LSB Industries, Inc. to LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.2 to the Company’s Form 8-K filed December 8, 2015

10.76

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.77	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.78	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

12.1(a)	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Daniel D. Greenwell
February 27, 2017		Daniel D. Greenwell, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Daniel D. Greenwell
February 27, 2017		Daniel D. Greenwell, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Mark T. Behrman
February 27, 2017		Mark T. Behrman, Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 27, 2017		Harold L. Rieker Jr., Vice President and Corporate Controller (Principal Accounting Officer)

Dated:	By:	/s/ Jack E. Golsen
February 27, 2017		Jack E. Golsen, Executive Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 27, 2017		Jonathan S. Bobb, Director

Dated:	By:	/s/ Mark R. Genender
February 27, 2017		Mark R. Genender, Director

Dated:	By:	/s/ Barry H. Golsen
February 27, 2017		Barry H. Golsen, Director

Dated:	By:	/s/ William F. Murdy
February 27, 2017		William F. Murdy, Director

Dated:	By:	/s/ Marran H. Ogilvie
February 27, 2017		Marran H. Ogilvie, Director

Dated:	By:	/s/ Joseph E. Reece
February 27, 2017		Joseph E. Reece, Director

Dated:	By:	/s/ Richard W. Roedel
February 27, 2017		Richard W. Roedel, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 27, 2017		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 27, 2017		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of LSB Industries, Inc.

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LSB Industries, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Oklahoma City, Oklahoma

February 27, 2017

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$60,017	$127,195
Accounts receivable, net	51,299	49,601
Inventories	22,939	24,457
Supplies, prepaid items and other:
Prepaid insurance	11,217	10,563
Precious metals	8,648	12,918
Supplies	24,100	18,681
Prepaid and refundable income taxes	1,193	6,811
Other	1,733	4,701
Total supplies, prepaid items and other	46,891	53,674
Deferred income taxes	—	4,774
Current assets held for sale	—	72,996
Total current assets	181,146	332,697

Property, plant and equipment, net	1,078,958	978,709

Intangible and other assets, net	10,316	16,640

Noncurrent assets held for sale	—	33,781

	$1,270,420	$1,361,827

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2016	2015
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,246	$87,999
Short-term financing	8,218	9,119
Accrued and other liabilities	44,037	39,808
Current portion of long-term debt	13,745	22,468
Current liabilities held for sale	—	32,526
Total current liabilities	120,246	191,920

Long-term debt, net	406,475	497,954

Noncurrent accrued and other liabilities	12,326	8,786

Noncurrent liabilities held for sale	—	12,136

Deferred income taxes	93,831	52,179

Commitments and contingencies (Note 11)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $161,788,000 (210,000 outstanding; aggregate liquidation preference of $212,287,000 at December 31, 2015)	145,029	177,272
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued (27,131,724 shares at December 31, 2015)	3,128	2,713
Capital in excess of par value	192,172	192,249
Retained earnings	314,301	248,150
	512,601	446,112
Less treasury stock, at cost:
Common stock, 3,004,855 shares (3,735,503 shares at December 31, 2015)	20,088	24,532
Total stockholders' equity	492,513	421,580
	$1,270,420	$1,361,827

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In Thousands, Except Per Share Amounts)
Net sales	$374,585	$437,695	$495,888
Cost of sales	423,891	417,647	430,423
Gross profit (loss)	(49,306)	20,048	65,465

Selling, general and administrative expense	40,168	49,813	38,991
Impairments of long-lived assets and goodwill	1,621	43,188	—
Property insurance recovery in excess of losses incurred	—	—	(5,147)
Other expense (income), net	(872)	(1,787)	1,044
Operating income (loss)	(90,223)	(71,166)	30,577

Interest expense, net	30,945	7,371	21,599
Loss on extinguishment of debt	8,703	—	—
Non-operating other expense (income), net	218	129	(281)

Income (loss) from continuing operations before provision (benefit) for income taxes and equity in earnings of affiliate	(130,089)	(78,666)	9,259
Provision (benefit) for income taxes	(41,956)	(32,520)	4,251
Equity in earnings of affiliate	—	—	(79)
Income (loss) from continuing operations	(88,133)	(46,146)	5,087

Income from discontinued operations, net of taxes	200,301	11,381	14,547
Net income (loss)	112,168	(34,765)	19,634

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	27,761	2,287	—
Accretion of Series E redeemable preferred stock	18,256	686	—
Net income attributable to participating securities	1,091	—	—
Net income (loss) attributable to common stockholders	$64,760	$(38,038)	$19,334

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	7.82	0.50	0.65
Net income (loss)	$2.54	$(1.67)	$0.86

Diluted:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	7.82	0.50	0.64
Net income (loss)	$2.54	$(1.67)	$0.85

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2013	26,846	(4,320)	$3,000	$2,685	$167,550	$266,854	$(28,374)	$411,715
Net income						19,634		19,634
Dividends paid on convertible preferred stocks						(300)		(300)
Stock-based compensation					1,925			1,925
Exercise of stock options	122			12	1,062			1,074
Balance at December 31, 2014	26,968	(4,320)	3,000	2,697	170,537	286,188	(28,374)	434,048
Net loss						(34,765)		(34,765)
Dividends paid on convertible preferred stocks						(300)		(300)
Dividend accrued on redeemable preferred stock						(2,287)		(2,287)
Accretion of redeemable preferred stock						(686)		(686)
Stock-based compensation					2,346			2,346
Exercise of stock options	160			16	1,769			1,785
Common stock issued for services	4				156			156
Restricted stock granted from treasury stock		584			(3,842)		3,842	—
Common stock warrants issued					22,300			22,300
Common stock warrants issuance costs					(1,613)			(1,613)
Excess income tax benefit associated with stock-based compensation					596			596
Balance at December 31, 2015	27,132	(3,736)	$3,000	$2,713	$192,249	$248,150	$(24,532)	$421,580
Net income						112,168		112,168
Dividend accrued on redeemable preferred stock						(27,761)		(27,761)
Accretion of redeemable preferred stock						(18,256)		(18,256)
Stock-based compensation					4,979			4,979
Exercise of stock options	45			4	367			371
Exercise of warrants, net	4,104	(34)		411			(411)	—
Issuance of restricted stock, net		765			(5,339)		4,855	(484)
Excess income tax detriment associated with stock-based compensation					(84)			(84)
Balance at December 31, 2016	31,281	(3,005)	$3,000	$3,128	$192,172	$314,301	$(20,088)	$492,513

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$112,168	$(34,765)	$19,634
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, net of taxes	(200,301)	(11,381)	(14,547)
Deferred income taxes	(42,013)	(27,436)	5,376
Loss on extinguishment of debt	8,703	—	—
Gain on property insurance recovery associated with property, plant and equipment	—	—	(5,147)
Impairments of long-lived assets and goodwill	1,621	43,188	—
Depreciation, depletion and amortization of property, plant and equipment	59,354	35,930	30,987
Amortization	4,932	3,172	1,947
Stock-based compensation	3,992	1,639	785
Other	1,835	(259)	1,268
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(6)	3,677	(8,218)
Inventories	1,372	(468)	(993)
Prepaid insurance	(2,296)	2,500	1,697
Prepaid and accrued income taxes	5,619	576	3,505
Other supplies, prepaid items and other	167	(3,717)	(20)
Accounts payable	16,632	(10,825)	1,154
Accrued interest	(2,305)	(709)	(37)
Customer deposits	376	(3,433)	236
Other current and noncurrent liabilities	7,963	(2,799)	1,033
Net cash provided (used) by continuing operating activities	(22,187)	(5,110)	38,660

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(212,543)	(438,944)	(217,485)
Net proceeds from sale of discontinued operations	356,704	—	—
Proceeds from property insurance recovery associated with property, plant and equipment	—	—	5,147
Software and software development costs	—	(423)	(2,801)
Proceeds from sales of property and equipment	5,259	87	569
Proceeds from short-term investments	—	39,500	14,500
Purchases of short-term investments	—	(25,000)	(29,000)
Proceeds from current and noncurrent restricted cash and cash equivalents	186,935	45,969	200,111
Deposits of current and noncurrent restricted cash and cash equivalents	(186,935)	—	(165,471)
Proceeds from noncurrent restricted investments	—	25,000	259,990
Purchases of noncurrent restricted investments	—	—	(75,000)
Other investing activities	3,877	3,132	25
Net cash provided (used) by continuing investing activities	153,297	(350,679)	(9,415)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$76,516	$47,438	$—
Payments on revolving debt facility	(76,516)	(47,438)	—
Proceeds from 12% senior secured notes, net of discount and fees	—	47,889	—
Payments on senior secured notes	(100,000)	—	—
Proceeds from other long-term debt, net of fees	14,751	31,047	—
Payments on other long-term debt	(15,402)	(12,923)	(10,439)
Payments of debt modification and issuance costs	(7,332)	(1,200)	—
Payments of debt extinguishment costs	(4,938)	—	—
Proceeds from loans secured by cash value of life insurance policies	—	1,288	—
Proceeds from short-term financing	11,161	10,273	12,965
Payments on short-term financing	(11,392)	(12,399)	(14,996)
Proceeds from issuance of redeemable preferred stocks, net of discount and fees	—	180,013	—
Redemption of preferred stock	(71,966)	—	—
Proceeds from issuance of common stock warrants, net of discount and fees	—	21,018	—
Payments of issuance costs relating to preferred stocks and warrants	(785)	(2,472)	—
Proceeds from exercises of stock options	371	1,785	1,074
Excess income tax benefit associated with stock-based compensation	—	330	—
Dividends paid on preferred stocks	(8,028)	(300)	(300)
Net cash provided (used) by continuing financing activities	(193,560)	264,349	(11,696)
Cash flows of discontinued operations:
Net cash provided (used) by operating activities	(1,697)	38,313	26,377
Net cash used by investing activities	(1,025)	(3,382)	(2,442)
Net cash provided (used) by financing activities	(2,006)	(1,292)	206
Net cash provided (used) by discontinued operations	(4,728)	33,639	24,141
Net increase (decrease) in cash and cash equivalents	(67,178)	(57,801)	41,690

Cash and cash equivalents at beginning of year	127,195	184,996	143,306
Cash and cash equivalents at end of year	$60,017	$127,195	$184,996

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

Nature of Business - We are engaged in the manufacture and sale of chemical products.  The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”), UAN, and AN ammonia solution for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade AN (“LDAN”) and solutions for the mining industry.  We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of a global chemical company in Baytown, Texas (the “Baytown Facility”).

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States; industrial users of acids throughout the United States (U.S.) and parts of Canada; and explosive manufacturers in the U.S.

Our other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.  For 2016, 2015 and 2014, these sales totaled $9.1 million, $12.9 million and $24.5 million, respectively.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or market (net realizable value).  Finished goods include material, labor, and manufacturing overhead costs.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Precious Metals - Precious metals are used as a catalyst in our manufacturing process.  Precious metals are carried at cost, with cost being determined using the FIFO basis.  Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed.  Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment.  Recoveries of precious metals are recognized at historical FIFO costs.  When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals.

Property, Plant and Equipment - Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”).  Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred.  In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) are expensed as they are incurred. All long-lived assets relate to domestic operations.

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

Impairment of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition.  If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.  In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee, El Dorado or Pryor Facility).  As it relates to natural gas properties, proven natural gas properties are reviewed for impairment on a field-by-field basis and nonproducing leasehold costs are reviewed for impairment on a property-by-property basis.  In addition, if the event or change in circumstance relates to the possible sale of an asset (or group of assets), the specific asset (or group of assets) is reviewed for impairment.

In addition, goodwill is reviewed for impairment at least annually. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  At December 31, 2015, other assets included goodwill of $1.6 million related to the acquisition of our El Dorado Facility.  See discussion below under 2016.

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. At December 31, 2015, long-lived assets classified as assets held for sale related to the Climate Control Business as discussed above and in Note 2 – Discontinued Operations (none at December 31, 2016).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

The non-cash impairment charges discussed below were included in the consolidated statements of operations line item titled impairment of long-lived assets and goodwill.

2016

Generally, the evaluation of goodwill for impairment involves a two-step test. Step 1 involves comparing the estimated fair value of each respective reporting unit to its carrying value, including goodwill. Our step 1 test utilized both a market approach and income approach to estimate the fair values of our reporting units. The market approach was based on enterprise value to estimated EBITDA multiples of our peer group (Level 3 inputs). If the estimated fair value exceeds the carrying value, the reporting unit’s goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, step 2 must be performed to determine whether goodwill is impaired and, if so, the amount of the impairment. Step 2 involves calculating an implied fair value of goodwill by performing a hypothetical allocation of the estimated fair value of the reporting unit determined in step 1 to the respective tangible and intangible net assets of the reporting unit (Level 3 inputs). The remaining implied goodwill is then compared to the actual carrying amount of the goodwill for the reporting unit. To the extent the carrying amount of goodwill exceeds the implied goodwill, the difference is the amount of the goodwill impairment.

During 2016, pricing for our key product groups deteriorated well below expectations foreseen at December 31, 2015.  Additionally, we believe the lower price environment is expected to continue throughout 2017.  Thus, in accordance with ASC 350, we determined it was more likely than not that the fair value of goodwill related to our El Dorado Facility was less than its carrying amount (goodwill and other) implied under step 2 resulting in an impairment charge of $1.6 million to fully write-down the carrying value of goodwill.

2015

During 2015, we recognized an impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $ 22.5 million. The impairment charge represented the amount by which the carrying value of these natural gas properties exceeded the estimated fair value and was therefore not recoverable. The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including the evaluation provided by our independent consulting petroleum engineer in October 2015.  The event triggering the review for impairment related primarily from the results received from the evaluation. The impairment was due to the decline in prices for natural gas futures, large natural gas price differentials in the Marcellus Shale region and the resulting changes in the drilling plans of these natural gas properties that caused certain of these properties to be reclassified from the “proved undeveloped reserves” category to the “probable undeveloped resources” category included in the Evaluation because those properties are no longer likely to be developed within five years.

Our independent consulting petroleum engineering firm calculated our natural gas reserves using volumetric analysis of the reservoir and rate decline analysis for existing producers. The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and natural gas prices and the cost to produce these reserves and other factors, many of which are beyond our control. These assumptions include estimates of future natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate of 10%, which is based on an industry standard.  As a result, these estimates are imprecise and should be expected to change as future information becomes available.  These changes could be significant.

As a non-operator of our natural gas properties, we rely on information provided from the operator which is given to our independent consulting petroleum engineering firm for use in the preparation of our reserve estimates.  The reserve estimates are reviewed by certain members of our accounting group for accuracy and checked for consistency in its preparation along with validating the assumptions provided by the operator based on actual performance.  Additionally, members of management met with the operator periodically to review our properties and discuss performance.

In addition, during 2015, we recognized an impairment charge of $3.5 million to write down the carrying value ($8.5 million) of certain plant assets related to certain ammonia production equipment at our Pryor Facility to their estimated fair value of approximately $ 5.0 million. The change of circumstances triggering the review for impairment related primarily to an offer received from a possible buyer on this non-core ammonia production equipment. The estimated fair value was determined based on an offer received from a possible buyer less estimated costs that would be incurred if the equipment is sold (Level 3 inputs). In 2016, this ammonia production equipment was sold to a third party for a minimal gain.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Concentration of Credit Risks for Cash and Cash Equivalents and Sales – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  All of these financial instruments were held by financial institutions within the U.S. and none of these financial instruments were in excess of the federally insured limits.

Net sales to one customer, Koch Fertilizer LLC, represented approximately 11%, 12% and 7% of our total net sales for 2016, 2015 and 2014, respectively.  Net sales to one customer, Covestro AG, represented approximately 13%, 15% and 14% of our total net sales for 2016, 2015 and 2014, respectively.  The sales to Covestro are pursuant to an agreement under which one of our subsidiaries operates a nitric plant located within Covestro’s chemical manufacturing complex as discussed in Note 11 – Commitments and Contingencies.  This agreement: (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and marketing nitric acid at the Baytown Facility and; (c) to receive a portion of any carbon credits that are sold.

Capitalized Software – Intangible and other noncurrent assets include capitalized software that primarily relates to our enterprise resource planning software (“ERP”) for internal use and is stated at cost, net of accumulated amortization.  The ERP project was completed during 2016.  For 2016 and 2015 our carrying value was $12.9 million and $12.8 million, and accumulated amortization of $3.5 million and $1.8 million, respectively.  Capitalized software costs include software purchase costs and internal and external costs for implementing software.  For financial reporting purposes, amortization of capitalized software costs is computed using the straight-line method over the estimated useful lives of the software, which is primarily eight years.  During 2016, 2015, and 2014, interest cost capitalized in capitalized software was $0.1 million, $0.3 million, and $0.5 million, respectively.  Interest costs capitalized ceased during 2016 with the completion of the ERP project.  No provision for amortization is made until such time as the relevant assets are placed into service.  Amortization expense related to capitalized software was $1.7 million, $1.0 million and $0.3 million for 2016, 2015 and 2014, respectively.  Estimated amortization related to capitalized software is $1.7 million for 2017, $1.6 million for 2018 and $1.5 million each of the subsequent three years, 2019 through 2021.

Capitalized Interest - Interest cost on borrowings incurred during a significant construction or development project is capitalized.  Capitalized interest is added to the associated underlying asset and amortized over the estimated useful lives of the assets.  For 2016, 2015 and 2014, interest capitalized amounted to $15.0 million, $30.6 million, $14.1 million, respectively.

Accrued Insurance Liabilities - We are self-insured up to certain limits for group health, workers’ compensation and general liability claims.  Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations.  We also carry umbrella insurance of $100 million for most general liability and auto liability risks.  We have a separate $50 million insurance policy covering pollution liability at our chemical facilities.  Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies.  As it relates to our natural gas properties that we do not operate but only own a working interest, insurance policies are maintained by the operator, which we are responsible for our proportionate share of the costs involved.

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

Executive Benefit Agreements - We are party to certain benefit agreements with certain key current and former executives.  Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid.  Total costs accrued equal the present value of specified payments to be made after benefits become payable.

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

We reduce income tax expense for investment tax credits in the year the credit arises and is earned.  Income tax benefits associated with amounts that are deductible for income tax purposes but that do not affect earnings are credited to equity.  These benefits are principally generated from exercises of non-qualified stock options and restricted stock.

We adopted ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes as discussed below in “Recently Issued Accounting Pronouncements”.

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

Redeemable Preferred Stocks - Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder. The amount of accretion was recorded to retained earnings. However, it is reasonably possible this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  See discussion concerning the redemption of a portion of the Series E Redeemable Preferred in Note 11 – Securities Financing including Redeemable Preferred Stocks.

Warrants - The common stock warrants issued in conjunction with our redeemable preferred stocks were standalone instruments, indexed to our common stock, and did not include provisions requiring liability classification.  As a result, these warrants were classified as equity. The warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  See discussion concerning the exercise of the warrants in Note 11 – Securities Financing including Redeemable Preferred Stocks.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Revenue Recognition and Other Information - We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us.

All net sales and long-lived assets relate to domestic operations for the periods presented.  In addition, net sales to non-U.S. customers were minimal.

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

Cost of Sales - Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs, loading and handling costs, warehousing costs, railcar lease costs and outbound freight.  Maintenance, repairs and minor renewal costs relating to Turnarounds are included in cost of sales as they are incurred.  Precious metals used as a catalyst and consumed during the manufacturing process are included in cost of sales.  Recoveries and gains from precious metals and business interruption insurance claims are reductions to cost of sales.  Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized) from our commodities and foreign currency futures/forward contracts, and provision for losses, if any, on firm sales commitments are included in cost of sales.

Selling, General and Administrative Expense - Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions.  Such costs include personnel costs, including benefits, professional fees, office and occupancy costs associated with the sales, marketing and administrative functions.

Derivatives, Hedges, Financial Instruments and Carbon Credits - Derivatives are recognized in the balance sheet and are measured at fair value.  Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply or hedge accounting is elected.

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset. We have the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet. We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2016 and 2015.

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

Segment Information - With the sale of our Climate Control Business during July 2016, we operate in one principal business segment – our chemical business.

Recently Issued Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  In addition, the FASB has issued various ASUs further amending revenue recognition guidance, which includes ASU 2016-08, 2016-10, 2016-11, 2016-12 and 2016-20.  We plan to adopt this ASU on the effective date of January 1, 2018 using the “modified retrospective” adoption method, meaning the standard is applied only to the most current period presented in the financial statements and apply only to existing contracts as of the effective date.

We have performed a preliminary review of a majority of our contracts with customers with significant sales in 2016.  Most of these contracts are short-term (have been completed or will be completed before the effective date); however, we do have certain long-term sales contracts that may be affected by the new requirements.  In addition, although most of our revenue stream relates to the sale of chemical products, we have identified additional smaller revenue streams, such as our working interest in natural gas properties, performing various services, and rental income.  A contract review process is being implemented to obtain and review our new or amended contracts for analysis for adopting this ASU.  We will begin to focus on developing a preliminary accounting policy and the methodology of identifying performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation for the contacts that will be affected.

Although we anticipate that upon adoption of this new ASU, the timing of revenue recognition for certain of our revenue streams might change, we have not determined the effect on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We do not expect a significant effect from adopting this ASU.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by eliminating the need for entities to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. As a result, all deferred taxes are classified as noncurrent as of December 31, 2016. We adopted this ASU on October 1, 2016 and applied the guidance prospectively to all deferred income taxes.  Accordingly, prior period balances have not been reclassified.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which creates Topic 842, Leases, and supersedes the lease requirements in Topic 840, Leases. Topic 842 specifies the accounting for leases. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU is effective for us on January 1, 2019 but early adoption is permitted. This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  Although we currently have a relative small number of leases, we are evaluating the effect of this guidance on our consolidated financial statements and related disclosures and if we plan to early adopt.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. ASU 2016-09 includes provisions intended to simplify various aspects related to how share based payments are accounted for and presented in the financial statements. The new guidance among other requirements will require all of the tax effects related to share based payments at settlement (or expiration) to be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption of the ASU 2016-09. Under the new guidance, the windfall tax benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative effect adjustment to opening retained earnings. All tax related cash flows resulting from share based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. Either prospective or retrospective transition of this provision is permitted. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company will prospectively adopt this standard in first quarter of 2017 and expects a cumulative effect of approximately $1.1 million to be recorded as a deferred tax asset with the offset in retained earnings. Going forward, tax benefits in excess of compensation cost previously recorded in equity will be recorded within the income statement and all tax related cash flows resulting from share based payments will be recorded as an operating activity within the statement of cash flows. The adoption of this ASU could cause volatility in the effective tax rate.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis unless it is impracticable to apply, in which case we would be required to apply the ASU prospectively as of the earliest date practicable. We are currently evaluating the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis for all periods presented.  Early adoption is allowed. If an entity adopts early in an interim period, an entity must make any adjustments required to comply with the ASU as of the beginning of the annual period that includes the interim period.  We are currently evaluating the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures.

2.  Discontinued Operations

On July 1, 2016, LSB completed the sale of the Climate Control Group to NIBE pursuant to the terms of the Stock Purchase Agreement which, among other things, Consolidated sold all of the stock of the Climate Control Group for an aggregate purchase price of approximately $364 million, before the adjustments as set forth in the Stock Purchase Agreement.  As a result, we recognized a pre-tax gain on the sale of $282 million.  Additionally, pursuant to the Stock Purchase Agreement, we paid approximately $2.6 million of the cost of a representation and warranty insurance policy and excess directors’ and officers’ insurance policy and agreed to have a certain portion of the purchase price proceeds deposited in both an indemnity escrow and a working capital adjustment escrow account (collectively, the “Escrow Accounts”).  In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services for up to 18 months at an approximate total cost of $2.3 million.  At December 31, 2016, our accounts receivable included approximately $2.7 million relating to the sale of our Climate Control Business representing an indemnity escrow balance.  Additionally, our current and noncurrent accrued and other liabilities include approximately $5.5 million relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Discontinued Operations (continued)

At December 31, 2015, the carrying amounts of the assets and liabilities of the Climate Control Group are as follows:

December 31,
2015
(In Thousands)
Cash and cash equivalents	$119
Accounts receivable, net	43,001
Inventories, net	28,780
Other current assets	1,096
Property, plant and equipment, net	26,779
Intangible and other, net	7,002
Total assets classified as held for sale	106,777
Less noncurrent assets classified as held for sale	33,781
Current assets classified as held for sale	$72,996

Accounts payable	20,003
Current and noncurrent accrued and other liabilities	24,659
Total liabilities classified as held for sale	44,662
Less noncurrent liabilities classified as held for sale	12,136
Current liabilities classified as held for sale	$32,526

Summarized results of discontinued operations are as follows for:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Net sales	$138,609	$274,086	$265,358
Cost of sales	93,178	190,426	182,949
Selling, general and administrative expense	32,719	62,728	59,548
Transaction costs	2,535	—	—
Interest expense	—	10	—
Other expense (income), net	175	608	219
Income from operations of discontinued operations	10,002	20,314	22,642
Gain on sale of discontinued operations	281,990	—	—
Provision for income taxes	91,691	8,933	8,095
Income from discontinued operations, net of taxes	$200,301	$11,381	$14,547

Summarized condensed cash flow information of discontinued operations is as follows:

Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Deferred income taxes	$88,356	$8,917	$7,463
Depreciation and amortization of property, plant and equipment	$1,607	$4,566	$4,677
Stock-based compensation	$955	$634	$1,140
Expenditures for property, plant and equipment	$273	$863	$2,357
Software and software development costs	$675	$2,466	$360

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2016	2015	2014
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss):	$112,168	$(34,765)	$19,634
Adjustments for basic net income (loss) per Common share:
Dividend requirements on Series E Redeemable Preferred	(27,761)	(2,287)	—
Dividends and dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividends and dividend requirements on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(18,256)	(686)	—
Net income attributable to participating securities	(1,091)	—	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	64,760	(38,038)	19,334
Dividends on convertible preferred stocks assumed to be converted, if dilutive	—	300	—
Numerator for diluted net income (loss) per common share	$64,760	$(37,738)	$19,334

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	25,454,311	22,758,873	22,575,053
Effect of dilutive securities:
Stock options	—	—	175,753
Dilutive potential common shares	—	—	175,753

Denominator for dilutive net income (loss) per common share - adjusted weighted-average shares and assumed conversions	25,454,311	22,758,873	22,750,806

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	7.82	0.50	0.65
Net income (loss)	$2.54	$(1.67)	$0.86

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	7.82	0.50	0.64
Net income (loss)	$2.54	$(1.67)	$0.85

(1)	2016 excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2016	2015	2014
Convertible preferred stocks	916,666	916,666	916,666
Restricted stock and stock units	908,568	1,448	—
Series E redeemable preferred stock - embedded derivative	412,869	34,998	—
Stock options	361,168	898,582	392,314
Warrants	—	314,808	—
	2,599,271	2,166,502	1,308,980

4.  Accounts Receivable

	December 31,
	2016	2015
	(In Thousands)
Trade receivables and other	$51,656	$50,126
Allowance for doubtful accounts	(357)	(525)
	$51,299	$49,601

Sales to our customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers.  Six customers (including their affiliates) account for approximately 31% of our total net receivables at December 31, 2016.

5.  Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)

December 31, 2016:	$19,036	$—	$3,903	$22,939

December 31, 2015:	$19,030	$—	$5,427	$24,457

Because cost exceeded the net realizable value, inventory reserves were $2,977,000 and $2,832,000 at December 31, 2016 and 2015, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Property, Plant and Equipment

	Useful lives in	December 31,
	years	2016	2015
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$1,159,001	$540,315
Proved natural gas properties	*	76,679	76,277
Buildings and improvements	10 - 30	40,810	40,372
Furniture, fixtures and store equipment	4	1,661	2,409
Assets under capital leases	3	—	425
Land improvements	10 - 40	8,083	7,183
Construction in progress	N/A	25,640	506,205
Capital spare parts	N/A	25,655	18,047
Land	N/A	8,970	8,974
		1,346,499	1,200,207
Less accumulated depreciation, depletion and amortization		267,541	221,498
		$1,078,958	$978,709

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (3-7 years).  At December 31, 2015 assets capitalized under capital leases consist of machinery and equipment (none at December 31, 2016).  Accumulated amortization for assets capitalized under capital leases were $98,000 at December 31, 2015 (none at December 31, 2016). During, 2016 and 2015, interest cost capitalized in PP&E was $15,015,000 and $30,348,000, respectively.

*	See information concerning natural gas properties included in PP&E in Note 1– Summary of Significant Accounting Policies.

7.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2016	2015
	(In Thousands)
Accrued interest	$13,425	$14,784
Accrued liabilities associated with discontinued operations	5,498	1,878
Accrued payroll and benefits	4,696	4,521
Accrued death and other executive benefits	4,207	4,604
Series E redeemable preferred - embedded derivative	2,557	3,308
Customer deposits	2,506	2,130
Accrued health and worker compensation insurance claims	1,530	2,996
Other	21,944	14,373
	56,363	48,594
Less noncurrent portion	12,326	8,786
Current portion of accrued and other liabilities	$44,037	$39,808

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our chemical facilities, including the disposal of wastewater generated at certain of these facilities.  Additionally, we have certain chemical facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our AROs.  In addition, we currently have no plans to discontinue the use of these facilities and these facilities have an indefinite expected life.  As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, we own working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted.  At December 31, 2016 and 2015, our accrued liability for AROs was $546,000 and $281,000, respectively.

9.  Long-Term Debt

	December 31,	December 31,
	2016	2015
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.25% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	425,000
12.0% Senior Secured Notes due 2019 (B)	—	50,000
Secured Promissory Note due 2017, with a current interest rate of 3.93% (C)	6,566	15,856
Secured Promissory Note due 2019, with a current rate of 5.73% (D)	9,167	—
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	14,272	16,189
Secured Promissory Note due 2023, with a current interest rate of 4.87% (F)	18,645	15,000
Other, with a current weighted-average interest rate of 4.57%, most of which is secured primarily by machinery and equipment	4,185	7,103
Unamortized discount and debt issuance costs	(7,615)	(8,726)
	420,220	520,422
Less current portion of long-term debt (G)	13,745	22,468
Long-term debt due after one year, net (G)	$406,475	$497,954

(A) See discussion under Working Capital Revolver Loan in Note 21 – Subsequent Events.

(B) In 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933 (as amended, the “Securities Act”).

On November 9, 2015, LSB sold $50 million aggregate principal amount of the 12% Senior Secured Notes due 2019 in a private placement exempt from registration under the Securities Act to certain private investors.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

In September 2016, we completed the consent solicitation initiated in August 2016 (the “Consent Solicitation”) to effect certain amendments to the Indenture (the “Indenture Amendments”), dated as of August 7, 2013 (the “Original 7.75% Indenture”), pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”). In connection with the Consent Solicitation, we entered into the First Supplemental Indenture, dated as of September 7, 2016 (the “Supplemental Indenture”) to the Original 7.75% Indenture.  Among other things, the Amendments contained in the Supplemental Indenture allowed us to redeem a portion of the Series E Redeemable Preferred as discussed in Note 13 and allowed us to:

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

During October 2016, we made payments totaling $106.9 million related to the above redemptions resulting in the recognition of a loss on extinguishment of debt of approximately $8.7 million.

In addition, we agreed to prohibitions on our ability to incur future pari passu indebtedness in excess of $25 million (decreased from $50 million) in aggregate principal amount at any time outstanding using the “general debt” basket and the “general liens” basket under the Supplemental Indenture.  Pursuant to the Supplemental Indenture, the interest rate applicable to all Senior Secured Notes outstanding after the consummation of the 7.75% Notes Redemption, with retroactive effect to August 1, 2016, was automatically increased to 8.5% per annum. As a result of the interest rate increase, we recognized an additional $1.2 million of interest expense during 2016.

For financial reporting purposes, the above transaction was a non-substantial debt modification.  As a result, the consent fee of approximately $5.4 million (equal to $13.25 per $1,000 principal amount of Senior Secured Notes for which a consent had been validly delivered) paid to the holders of the Senior Secured Notes was deferred and included in debt issuance costs and is being amortized over the remaining term of the Senior Secured Notes.  In addition, we incurred other fees of approximately $1.4 million for services performed by third parties, which fees were expensed and included in interest expense in 2016.

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

Those subsidiaries that provided guarantees of the Senior Secured Notes will be released from such guarantees upon the occurrence of certain events, including the following:

•	the designation of such guarantor as an unrestricted subsidiary;
•	the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the Senior Secured Notes by such guarantor;
•	the sale or other disposition, including by way of merger or otherwise, of its capital stock or of all or substantially all of the assets, of such guarantor (see Note – 2 Discontinued Operations); or
•	LSB’s exercise of its legal defeasance option or its covenant defeasance option as described in the Indenture with LSB’s obligations under the Indenture discharged in accordance with the Indenture.

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

The Senior Secured Notes are secured on a first-priority basis by the Priority Collateral owned by LSB and the guarantors (other than the one unsecured guarantor) in each case subject to certain liens permitted under the Indenture.  The Senior Secured Notes will be equal in priority as to the Priority Collateral owned by LSB and the guarantor with respect to any obligations under any equally ranked lien obligations subsequently incurred.  At December 31, 2016, the carrying value of the assets secured on a first-priority basis was approximately $1.1 billion and the carrying value of the assets secured on a second-priority basis was approximately $60.4 million.

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

Year	Senior Secured Notes
Currently	103.875%
2017	101.938%
2018 and thereafter	100.000%

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

(C) On February 1, 2013, Zena Energy L.L.C. (“Zena”), one of our subsidiaries, entered into a loan (the “Secured Promissory Note”) with a lender in the original principal amount of $35 million. The Secured Promissory Note followed the original acquisition by Zena of working interests (“Working Interests”) in certain natural gas properties.  Effective April 1, 2016, Zena entered into the second amended and restated note (the “Amended Note”) with the original lender.  Principal and interest are payable in 20 monthly installments beginning with the May 1st installment.  Interest is based on the LIBOR rate plus 300 basis points and the terms of which were not changed by this amendment.  The Amended Note matures on December 1, 2017.  The Amended Note continues to be secured by the Working Interests and related properties and proceeds and is guaranteed by LSB.

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

(E) On April 9, 2015, El Dorado Chemical Company (“EDC”), one of our subsidiaries, entered into a secured promissory note due 2021 (the “Secured Promissory Note due 2021”) for an original principal amount of approximately $16.2 million.  The Secured Promissory Note due 2021 and matures on March 26, 2021.  Interest only is payable monthly for the first 12 months of the term.  Principal and interest are payable monthly for the remaining term of the Secured Promissory Note due 2021. This Secured Promissory Note due 2021 is secured by a natural gas pipeline constructed at the El Dorado Facility and is guaranteed by LSB.

(F) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a secured promissory note (the “Secured Promissory Note due 2023”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  On May 13, 2016 (the “Loan Conversion Date”), the remainder of the funding of $4.8 million was drawn and the outstanding principal balance of $19.8 million was converted to a seven year secured term loan requiring 83 equal monthly principal and interest payments with a final balloon payment of approximately $6.1 million. This Note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 4.87% and matures in May 2023. The Secured Promissory Note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

(G) Maturities of long-term debt for each of the five years after December 31, 2016 are as follows (in thousands):

2017	$13,745
2018	9,146
2019	387,492
2020	5,507
2021	3,200
Thereafter	8,745
Less: Discount and debt issuance costs	7,615
$420,220

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes

Provisions (benefit) for income taxes from continuing operations are as follows:

	2016	2015	2014
	(In Thousands)
Current:
Federal	$46	$(4,655)	$(1,831)
State	11	(429)	706
Total Current	$57	$(5,084)	$(1,125)

Deferred:
Federal	$(46,926)	$(25,958)	$5,159
State	4,913	(1,478)	217
Total Deferred	$(42,013)	$(27,436)	$5,376
Provisions (benefit) for income taxes	$(41,956)	$(32,520)	$4,251

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current provision for state income taxes includes regular state income tax and provisions for uncertain income tax positions

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2016, our gross amount of the investment tax credits available to offset state income taxes was minimal.  These investment tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $8.1 million.  These credits carryforward for 20 years and begin expiring in 2034.

We utilized approximately $0.4 million, $9.6 million and $5.9 million of state NOL carryforwards to reduce tax liabilities in 2016, 2015 and 2014, respectively.  At December 31, 2016, we have remaining federal and state tax NOL carryforwards of $390.1 million and $326.5 million, respectively, which amounts exclude the NOL carryforwards that are related to unrecognized tax benefits and stock compensation that have not been recognized in accordance with GAAP.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards begin expiring in 2016.

We experienced a cumulative change in ownership of more than 50% over the three-year testing period upon the issuance of the preferred stock and warrants on December 4, 2015. Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the pre-ownership change net operating losses and tax credits is subject to an estimated limitation of $3.7 million per year.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation and determined that it was more-likely-than-not that the federal NOL and credits would be utilized before expiration.  For 2016, 2015 and 2014, we determined it was more-likely-than-not that approximately $312.3 million, $34.5 million and $8.1 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $13.1 million and $1.2 million in 2016 and 2015, respectively.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income.  Income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes are not recognized in earnings as a reduction of income tax expense for financial reporting purposes.  As a result, the stock-based compensation deduction recognized in our income tax return will exceed the stock-based compensation expense recognized in earnings.  In 2016, there is no excess tax benefit realized (i.e., the resulting reduction in the current tax liability) related to an excess stock-based compensation tax deduction. The excess stock-based compensation tax deduction was $0.6 million in 2015 and none in 2014. In 2015, the deduction was included in the net change in capital in excess of par value rather than an increase in the benefit for income taxes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

In addition, if the grantor of NSOs will not currently reduce its tax liability from the excess tax benefit deduction taken at the time of the taxable event (option exercised) because it has a NOL carryforward that is increased by the excess tax benefit, then the tax benefit should not be recognized until the deduction actually reduces current taxes payable.  The amounts included in the federal and state NOL carryforwards but not reflected in deferred tax assets at December 31, 2016 totaled $3 million and $2.9 million, respectively.  At December 31, 2016, there is no additional unrecognized federal or state tax benefit resulting from the exercise of NSOs.  However, at December 31, 2015 and 2014, we had $1.2 million and $1.1 million, respectively of unrecognized federal and state tax benefits resulting from the exercise of NSOs.

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2016	2015
	(In Thousands)

Allowance for doubtful accounts	$158	$722
Inventory	2,048	2,331
Deferred compensation	4,003	4,525
Other accrued liabilities	3,024	8,084
Hedging	—	54
Net operating loss	150,277	19,769
Other	18,337	6,429
Less valuation allowance on deferred tax assets	(13,128)	(1,242)
Property, plant and equipment	(249,714)	(82,760)
Prepaid and other insurance reserves	(4,603)	(4,904)
Other	(4,233)	(413)
Net deferred tax liability	$(93,831)	$(47,405)

Consolidated balance sheet classification:
Net current deferred tax assets	$—	$4,774
Net noncurrent deferred tax liabilities	(93,831)	(52,179)
Net deferred tax liabilities	$(93,831)	$(47,405)

All of our income (loss) before taxes relates to domestic operations.  Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) from continuing operations before provisions (benefit) for income taxes”.

	2016	2015	2014
	(In Thousands)
Provisions (benefit) for income taxes at federal statutory rate	$(45,531)	$(27,512)	$3,383
State current and deferred income taxes	(4,452)	(2,184)	639
Energy credit	(888)	(2,846)	—
Valuation allowance	11,855	918	—
Other	(2,940)	(896)	229
Provisions (benefit) for income taxes	$(41,956)	$(32,520)	$4,251

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2016	2015	2014
	(In Thousands)
Balance at beginning of year	$259	$657	$2,409
Additions based on tax positions related to the current year	454	70	45
Additions based on tax positions of prior years	4	13	367
Reductions for tax positions of prior years	(60)	(443)	(1,411)
Settlements	—	(38)	(753)
Balance at end of year	$657	$259	$657

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant effect on our results of operations or financial condition.  For 2016, 2015, and 2014, there would be no effect on the effective tax rate from unrecognized tax benefits, if recognized.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  During 2016, we recognized a minimal amount of interest and penalties associated with unrecognized tax benefits.  At December 31, 2016, 2015 and 2014, the amounts accrued for interest and penalties were minimal.  During 2014, we recognized a recovery of $522,000 in interest expense and penalties associated with the reduction of unrecognized tax positions (minimal in 2015 and 2016).

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

11.  Commitments and Contingencies

Operating Leases - We lease certain PP&E under non-cancelable operating leases.  Future minimum payments on operating leases associated with our continuing operations with initial or remaining terms of one year or more at December 31, 2016, are as follows:

Operating Leases
2017	$7,097
2018	6,717
2019	5,968
2020	3,280
2021	1,357
Thereafter	3,009
Total minimum lease payments	$27,428

Expenses associated with our operating lease agreements, including month-to-month leases, were $9,933,000 in 2016, $9,845,000 in 2015, and $7,002,000 in 2014.  Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Purchase and Sales Commitments - We have the following significant purchase and sales commitments.

Covestro agreement – El Dorado Nitric Company and its subsidiaries (“EDN”) and EDC, are party to an agreement (the “Covestro Agreement”) with Covestro AG, (“Covestro”).  EDN operates the nitric acid plant (the “Baytown Facility”) located within Covestro’s chemical manufacturing complex.  Under the terms of the Covestro Agreement, Covestro purchases from EDN all of Covestro’s requirements for nitric acid for use in Covestro’s chemical manufacturing complex located in Baytown, Texas that provides a pass-through of certain costs plus a profit.  In addition, EDN is responsible for the maintenance and operation of the Baytown Facility.  If there is a change in control of EDN, Covestro has the right to terminate the Covestro Agreement upon payment of certain fees to EDN.  The Covestro Agreement expires in June 2021, with options for renewal.

UAN supply agreement – In March 2016, PCC and Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”) entered into a UAN Purchase and Sale Agreement, which became effective June 1, 2016.  CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations.   If CVR fails to take delivery of certain tons, PCC pursuit to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction.  The initial term of the agreement is for three years with automatic renewals for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least twelve months prior to the end of term in effect.  However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the CVR Purchase Agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

Ammonia supply agreement – On November 2, 2015, EDC and Koch Fertilizer, LLC (“Koch Fertilizer”) entered into an ammonia purchase and sale agreement under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs.  The initial term of the agreement is for three years, and automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

Natural gas gathering agreement – Zena owns an approximately 12% working interest in certain natural gas properties but is not the operator of these properties.  The operator of the natural gas wells developed on these properties has contractually agreed to deliver a minimum daily quantity of natural gas to a certain gathering and pipeline system through December 2026 to ensure capacity availability on that system.  This gathering agreement effectively requires a daily minimum demand charge.  As a result, Zena’s proportionate share of the annual minimum demand charges is approximately $1.8 million for each of the next five years and approximately $2.1 million thereafter for a total of approximately $11 million.

Other purchase and sales commitments - See Note 12 – Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2016.  During 2016, certain subsidiaries entered into contracts to purchase natural gas for anticipated production needs at certain of our facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2016, our natural gas contracts, which are exempt from mark-to-market accounting, included the volume purchase commitments with fixed costs of approximately 2.4 million MMBtus of natural gas.  These contracts extend through March 2017 at a weighted-average cost of $3.20 per MMBtu ($7.8 million) and a weighted-average market value of $3.64 per MMBtu ($8.9 million).  In addition, we had standby letters of credit outstanding of approximately $2.8 million at December 31, 2016.  We also had deposits from customers of $2.5 million for forward sales commitments at December 31, 2016.

Termination of UAN Supply Agreement - Our subsidiary, PCC, was party to a contract with Koch Nitrogen Company, LLC (“Koch Nitrogen”) under which Koch Nitrogen agrees to purchase and distribute at market prices substantially all of the UAN produced at the Pryor Facility through June 30, 2016 (the “Koch Purchase Agreement”).  On March 1, 2016, PCC provided notice of termination under the Koch Purchase Agreement, terminating the agreement effective May 31, 2016.

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

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2016, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2017.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $13.7 million at December 31, 2016.

Legal Matters - Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (collectively, the “Environmental and Health Laws”). In particular, the manufacture, production and distribution of products activities that entail environmental and public health risks and impose obligations under the Environmental and Health Laws, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations. Certain Environmental and Health Laws impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety effects of our operations.

There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. The Environmental and Health Laws and related enforcement policies have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.  Further, a number of our facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others.  We are responsible for our working interest proportionate share of the costs involved.   As of December 31, 2016, our accrued liabilities for environmental matters totaled $257,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 8 – Asset Retirement Obligations.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010. At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of December 31, 2016.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007. In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2016, in connection with this matter.

2. Air Matters

PCC has been advised by the ODEQ that the agency is conducting an investigation into whether the Pryor Facility is in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  PCC is cooperating with the ODEQ in connection with this ongoing investigation. As of December 31, 2016, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Subsequently, we and EDC have entered into confidential settlement agreements with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of December 31, 2016, no liability reserve has been established in connection with this matter, except for the unpaid portion of a settlement agreement discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2016.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits

Periodically, we have three classes of contracts that are accounted for on a fair value basis, which are commodities futures/forward contracts (“commodities contracts”), foreign exchange contracts and interest rate contracts as discussed below.  All of these contracts are used as economic hedges for risk management purposes but are not designated as hedging instruments.  In addition, as discussed below, we are issued climate reserve tonnes (“carbon credits”), of which a certain portion of the carbon credits are to be sold and the proceeds given to Covestro.  The assets for carbon credits are accounted for on a fair value basis as discussed below.  Also, the contractual obligations to give the related proceeds to Covestro are accounted for on a fair value basis (as discussed below) unless we enter into a firm sales commitment to sell the carbon credits as discussed in Note 1 – Summary of Significant Accounting Policies.  In addition, certain embedded features (“embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are discussed Note 13.  The valuations of these assets and liabilities were determined based on quoted market prices or, in instances where market quotes are not available, other valuation techniques or models used to estimate fair values.

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2016, the valuations of contracts classified as Level 2 related to a foreign exchange contract.  At December 31, 2015, the valuations of contracts classified as Level 2 related to certain futures/forward natural gas contracts, a foreign exchange contract, an interest rate swap contract and an embedded derivative.  For the natural gas contracts, these contracts were valued using the prices pursuant to the terms of the contracts and using market information for futures/forward natural gas prices.  For foreign exchange contracts, these contracts are valued using the foreign currency exchange rates pursuant to the terms of the contract and using market information for foreign currency exchange rates. The valuation inputs included the total contractual exchange rate of 1.12 and the total estimated market exchange rate of 1.05 (U.S. Dollar/Euro). For interest rate swap contracts, we utilized valuation software and market data from a third-party provider. These contracts were valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the contracts and using market information for forward interest-rate yield curves.  At December 31, 2015, the valuation inputs included the contractual weighted-average pay rate of 3.23% and the estimated market weighted-average receive rate of 0.61%.  The interest rate swap contract matured in 2016.  For the embedded derivative at December 31, 2015, the derivative was valued using the underlying number of shares as defined in the terms of the Series E Redeemable Preferred and the market price of our common stock.  No valuation input adjustments were considered necessary relating to nonperformance risk for the contracts as discussed above.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At December 31, 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  At December 31, 2015, the valuation ($2.35 per carbon credit, none for 2016) of the carbon credits and the contractual obligations associated with these carbon credits are classified as Level 3 and are based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity, respectively.  The valuations are using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  At December 31, 2016, the valuation of the embedded derivative is classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits or the instruments discussed above.

Commodities Contracts

Raw materials for use in our manufacturing processes include natural gas.  As part of our raw material price risk management, we periodically enter into futures/forward contracts for these materials, which contracts may be required to be accounted for on a mark-to-market basis.  At December 31, 2016, we did not have any futures/forward natural gas contracts subject to mark-to-market accounting.  At December 31, 2015, our futures/forward natural gas contracts included 1,820,000 MMBtu of natural gas, extend through December 2016 (includes contractual costs indexed to future NYMEX prices) at a weighted-average cost of $2.35 per MMBtu.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Foreign Exchange Contracts

One of our subsidiaries purchases industrial machinery and related components from vendors outside of the U.S.  As part of our foreign currency risk management, we periodically enter into foreign exchange contracts, which set the U.S. Dollar/Euro exchange rates.  At December 31, 2016 and 2015, our foreign exchange contract was for the receipt of approximately 16,000 and 280,000 Euros, respectively, through February 2017 at the contractual exchange rate of 1.12 (U.S. Dollar/Euro).  These contracts are free-standing derivatives and are accounted for on a mark-to-market basis.  The cash flows relating to these contracts are included in cash flows from continuing operating activities.

Interest Rate Contracts

In February 2011, we entered into an interest rate swap at no cost, which set a fixed three-month LIBOR rate of 3.23% on a declining balance (from $23.8 million to $18.8 million) for the period beginning in April 2012 and ended in March 2016.  This contract was a free-standing derivative and was accounted for on a mark-to-market basis.  During each of the three years ended December 31, 2016, no cash flows occurred relating to the purchase or sale of interest rate contracts. The cash flows associated with the interest rate swap payments were included in cash flows from continuing operating activities.

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility.  Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be used to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At December 31, 2015, we had approximately 495,000 carbon credits (none at December 31, 2016), all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

Embedded Derivative

The embedded derivatives relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value as discussed in Note 13, has been bifurcated from the Series E Redeemable Preferred and recorded as a liability. As the result of the Indenture Amendments in connection with the Consent Solicitation relating to the Senior Secured Notes as discussed in Note 9, including the redemption of the portion of Series E Redeemable Preferred discussed in Notes 9 and 13, we estimate that the contingent redemption feature has no fair value at December 31, 2016 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At December 31, 2016 and 2015, the fair value of the participation rights was based on the equivalent of 303,646 and 456,225 shares, respectively of our common stock at $8.42 and $7.25 per share, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities associated with continuing operations that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

		Fair Value Measurements at December 31, 2016 Using
Description	Total Fair Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2015
	(In Thousands)
Assets - Supplies, prepaid items and other:
Commodities contracts (1)	$—	$—	$—	$—	$195
Carbon credits	—	—	—	—	1,154
Total	$—	$—	$—	$—	$1,349

Liabilities - Current and noncurrent accrued and other liabilities:
Commodities contracts (1)	$—	$—	$—	$—	$202
Contractual obligations - carbon credits	—	—	—	—	1,154
Embedded derivative	2,557	—	—	2,557	3,308
Interest rate contracts	—	—	—	—	126
Foreign exchange contracts	1	—	1	—	6
Total	$2,558	$—	$1	$2,557	$4,796

(1)

The $195,000 was subject to an agreement that allowed net settlement of contracts; however, we have chosen to present the fair values of our commodities contracts under master netting agreements using a gross fair value presentation.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below except for certain futures/forward natural gas contracts during 2014. As discussed above under “Embedded Derivative”, as the result of entering into the Stock Purchase Agreement relating to the subsequent sale of the Climate Control Business, the valuation of the embedded derivative transferred from Level 2 to Level 3 as the result of the changes in probability relating to contingent redemption features requiring the use of significant unobservable inputs.  The classification transfer of this derivative was deemed to occur at the beginning of the second quarter of 2016.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2016	2015	2014	2016	2015	2014
	(In Thousands)
Beginning balance	$1,154	$2,779	$1,284	$(1,154)	$(2,779)	$(1,284)
Transfers into Level 3	—	—	—	(5,817)	—	—
Transfers out of Level 3	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	1,256	2,351	3,089	802	(1,447)	(2,799)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(2,410)	(3,976)	(1,594)	—	—	—
Settlements	—	—	—	3,612	3,072	1,304
Ending balance	$—	$1,154	$2,779	$(2,557)	$(1,154)	$(2,779)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$1,143	$2,110	$(983)	$(1,143)	$(2,110)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	2016	2015	2014
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$140	$(3,376)	$(947)
Cost of sales - Undesignated foreign exchange contracts	5	(72)	(49)
Other income - Carbon credits	1,514	3,663	3,089
Other expense - Contractual obligations relating to carbon credits	(982)	(2,759)	(2,799)
Non-operating other expense - embedded derivative	(983)	(520)	—
Interest expense - Undesignated interest rate contracts	—	(47)	(71)
Total net losses included in operating results	$(306)	$(3,111)	$(777)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At December 31, 2016 and 2015, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	2016		2015
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$375	$356	$425	$355

(1)	Based on a quoted price of 94.88 at December 31, 2016 and 83.65 at December 31, 2015.

The Senior Secured Notes valuations are classified as Level 2.  The valuations of our other long-term debt agreements are classified as Level 3 and are based on valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  The fair value measurements of our other long-term debt agreements are valued using a discounted cash flow model that calculates the present value of future cash flows pursuant to the terms of the debt agreements and applies estimated current market interest rates.  The estimated current market interest rates are based primarily on interest rates currently being offered on borrowings of similar amounts and terms.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for our debt agreements.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Also, see discussions concerning the utilization of fair value in conjunction with the evaluation of goodwill for impairment under Note 1 – Summary of Significant Accounting Policies and certain assets and liabilities initially accounted for on a fair value basis under Note 8 – Asset Retirement Obligations.

13.  Securities Financing Including Redeemable Preferred Stocks

Securities Purchase Agreement Including Redeemable Preferred Stocks

In December 2015 and pursuant to a securities purchase agreement between LSB and LSB Funding LLC (the “Purchaser”) and Security Benefit Corporation, a Kansas corporation, both of which are unrelated third parties, LSB sold to the Purchaser:

•	$210,000,000 of the Series E Redeemable Preferred,
•	warrants to purchase 4,103,746 shares of common stock, par value $0.10 (the “Warrants”), and
•	one share of Series F Redeemable Class C preferred stock (the “Series F Redeemable Preferred”).

In connection with the closing of the Private Placement (the “Closing”), we entered into

•

the Certificate of Designations setting forth the rights, preferences, privileges and restrictions applicable to the Series E Redeemable Preferred and Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series E COD” and “Series F COD”);

•	a Registration Rights Agreement by and between LSB and LSB Funding (the “Registration Rights Agreement Notes”); and
•

an Amendment to Renewed Rights Agreement, (the “Rights Agreement Amendment”), which amended the Renewed Rights Agreement by and between LSB and UMB Bank, n.a., as rights agent (“UMB”), dated as of December 4, 2008 (the “Renewed Rights Agreement”)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

The Series E and Series F Redeemable Preferred and Warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  The valuations were classified as (Level 3).  The Warrants were valued based on a Black-Scholes-Merton option pricing model and a Finnerty model to determine the estimated discount for lack of marketability.  The Series E Redeemable Preferred was valued with discounted cash flow models that calculated the present value of future cash flows using possible redemption scenarios and using published market yields for publicly traded unsecured fixed income securities with a similar credit ratings. No valuation input adjustments were considered necessary relating to the nonperformance risk for the Warrants or Series E Redeemable Preferred. Based on the terms of the Series F Redeemable Preferred, we determined that this share had minimal economic value.

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

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 as of December 31, 2016. Generally, the holders of the Series E Redeemable Preferred Shares (the “Series E Holders”) will not have any voting rights or powers, and consent of the Series E Holders will not be required for taking of any action by us. However, the Series E Holders’ consent is required for

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

At any time on or after August 2, 2019, each Series E Holder has the right to elect to have such holder’s shares redeemed by us at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Additionally, we, at our option, may redeem the Series E Redeemable Preferred at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, we can redeem the Series E Redeemable Preferred by the issuance of shares of

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

In the event of liquidation, the Series E Redeemable Preferred is entitled to receive its Liquidation Preference before any such distribution of assets or proceeds is made to or set aside for the holders of our common stock and any other Junior Stock. In the event of a change of control, we must make an offer to purchase all of the shares of Series E Redeemable Preferred outstanding.

The Series E Redeemable Preferred is redeemable outside of our control and is therefore classified as temporary/mezzanine equity.  As a result of an analysis performed on the embedded derivatives within the Series E Redeemable Preferred, certain contingent redemption features were determined to not be clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting.  Therefore, these redemption features and participation rights value are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series E Redeemable Preferred and recorded as a liability.  See discussion in Note 12.

Series F Redeemable Preferred

The Series F COD authorizes one (1) shares of Series F Redeemable Preferred. The Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and was entitled to a number of votes equal to 4,559,971 shares of our common stock, but, the number of votes that may be cast by the Series F Redeemable Preferred was reduced automatically to 456,225 shares of common stock upon the exercise of the warrants discussed below.

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

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2015	210,000	$177,272	1	$—
Accretion relating to liquidation preference on preferred stock	—	12,625	—	—
Accretion for discount and issuance costs on preferred stock	—	5,631	—	—
Accumulated dividends	—	27,761	—	—
Redemption of preferred stock	(70,232)	(70,232)	—	—
Dividends paid	—	(8,028)	—	—
Balance at December 31, 2016	139,768	$145,029	1	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Securities Financing Including Redeemable Preferred Stocks (continued)

Warrants

In conjunction with the issuance of the Series E and Series F Redeemable Preferred in December 2015 to the Purchaser, we issued warrants to the Purchaser to purchase 4,103,746 shares of common stock. Each warrant afforded the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10.  In May 2016, all of the Warrants were exercised by the holder in a cashless exercise resulting in the issuance of 4,103,746 shares of our common stock, of which 34,422 shares of common stock were surrendered (shares classified as treasury stock) by the holder in payment of the exercise price.

Registration Rights Agreement- Warrants

On December 4, 2015 (the date of closing), LSB entered into a registration rights agreement (the “Registration Rights Agreement-Warrants”) relating to the registered resale of the common stock issuable upon exercise of the Warrants and certain other common stock.  Pursuant to the Registration Rights Agreement-Warrants, we are required to file a registration statement for such registered resale within nine months from the date of closing, to permit the public resale of registrable securities then outstanding from time to time as permitted by Rule 415 under the Securities Act.  During 2016, we filed the registration statement, which was declared effective by the SEC on October 27, 2016.

Amendment to Renewed Rights Agreement

Pursuant to the Securities Purchase Agreement, on December 4, 2015, LSB and UMB Bank, as rights agent, entered into an amendment to the renewed rights agreement as discussed under “Preferred Share Rights Plan” in Note 14 – Stockholders Equity.

14.  Stockholders’ Equity

Approval of 2016 Long Term Incentive Plan - During 2016, our board of directors adopted our 2016 Long Term Incentive Plan (the “2016 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 2, 2016.  The effective date of the 2016 Plan is April 19, 2016 and no awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date.

In addition, no further awards will be granted under our 2008 Incentive Stock Plan (the “2008 Plan”) or our Outside Directors Stock Purchase Plan (the “Outside Director Plan”) on or after the effective date of the 2016 Plan.  Any awards that remain outstanding under the 2008 Plan or the Outside Director Plan will continue to be governed by the respective plan’s terms and the terms of the specific award agreement, as applicable.

The maximum aggregate number of shares reserved and available for issuance under the 2016 Plan shall not exceed 2,750,000 shares plus any shares that become available for reissuance under the share counting provisions of the 2008 Plan following the effective date of the 2016 Plan, subject to adjustment as permitted under the 2016 Plan.  Shares subject to any award that is canceled, forfeited, expires unexercised, settled in cash in lieu of common stock or otherwise terminated without a delivery of shares to a participant will again be available for awards under the 2016 Plan to the extent allowable by law.  Under the 2016 Plan, awards may be made to employees, directors and consultants (for services rendered) of LSB or our subsidiaries subject to limitations as defined by the 2016 Plan.

The 2016 Plan will be administered by the compensation committee (the “Committee”) of our board of directors.  Our board of directors or the Committee may amend the 2016 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2016 Plan, then to the extent so required, shareholder approval will be obtained. Shareholder approval will also be obtained for any amendment that would increase the number of shares stated as available for issuance under the 2016 Plan.

The following may be granted by the Committee under the 2016 Plan:

Stock Options - The Committee may grant either incentive stock options or non-qualified stock options.  The Committee sets option exercise prices and terms, except that the exercise price of a stock option may be no less than 100% of the fair market value, as defined in the 2016 Plan, of the shares on the date of grant.  At the time of grant, the Committee will have sole discretion in determining when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed 10 years subject to certain conditions.

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

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2016
	2016 Plan	2008 Plan
Maximum number of securities for issuance	2,750,000
Number of awards available to be granted (1)	2,632,332
Number of unvested restricted stock/restricted stock units outstanding	398,349	639,941
Number of options outstanding	—	219,230
Number of options exercisable	—	131,705

(1)	Includes 2008 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan after the effective date of the 2016 Plan.

Amounts disclosed within this note include amounts attributable to our discontinued operations for prior periods, unless otherwise noted.

Restricted Stock and Restricted Stock Units – During 2016, the Committee approved various grants under the 2016 Plan of shares of restricted stock (“2016 Restricted Stock”) to certain executives and employees.  Most of the 2016 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years while a portion of these grants vest 100% at the end of three years. On December 31, 2015, the Committee approved the grants under the 2008 Plan of shares of restricted stock (“2015 Restricted Stock”) to certain executives, of which a portion of these awards immediately vested as of the grant date.  The non-vested 2016 and 2015 Restricted Stock carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Excluding the shares that immediately vested, the 2015 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years.  Pursuant to the terms of the 2016 and 2015 Restricted Stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

During 2016, four employees surrendered a total of 280,000 shares of stock options previously granted under the 2008 Plan.  These employees were also granted shares of restricted stock.  These transactions were accounted for as modifications of stock awards. The total incremental fair value of these modified awards (additional compensation cost) was approximately $1.5 million and will be recognized on a straight-line basis over the requisite service period of three years, but the recognition of these costs could be accelerated if the unvested restricted shares immediately vest.

During 2016, the Committee approved the grant of 27,654 shares of Restricted Stock Units (RSU) to our non-employee directors for payment of a portion of their director fees under the 2016 Plan.  Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable.  Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the third anniversary of the grant date, or (iii) the occurrence of a change of control as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value of approximately $375,000 or $ 13.56 per share was recognized as stock-based compensation expense (SG&A) on the grant date.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following table summarizes information about these granted restricted stocks:

	2016	2015	2014

Shares of restricted stock granted	850,771	584,959	N/A
Total fair value of restricted stock granted	$6,652,000	$4,200,000	N/A
Weighted-average fair value per restricted stock granted during year	$7.82	$7.18	N/A
Stock-based compensation expense - Cost of sales	$240,000	$—	N/A
Stock-based compensation expense - SG&A	$2,773,000	$405,000	N/A
Income tax benefit	$(1,157,000)	$(156,000)	N/A
Total weighted-average remaining vesting period in years	2.41	3.00	N/A
Total fair value of restricted stock vested during the year	$2,579,000	$405,000	N/A

	2016
	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding at beginning of year	528,553	$11.80
Granted (1)	850,771	$7.82
Vested (1)	(296,034)	$8.71
Cancelled or forfeited	(45,000)	$6.24
Unvested restricted stock outstanding at end of year	1,038,290	$8.60

(1)Approximately 89,000 of restricted stock related to discontinued operations.

Stock Options - No stock options have been granted under the 2016 Plan.  As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant.  During 2015, the Committee approved the grants under the 2008 Plan of 135,000 shares of stock options (the “2015 Options”) to certain employees, which grants included 5,000 shares of stock options related to discontinued operations.  During 2014, the Committee approved the grants under the 2008 Plan of 489,000 shares of stock options (the “2014 Options”) to certain employees, which grants included 119,000 shares of stock options related to discontinued operations.  The exercise price of the 2015 and 2014 Options was equal to the market value of our common stock at the date of grant.  The 2015 and 2014 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  The 2015 and 2014 Options expire in 2025 and 2024, respectively. The fair value for the 2015 and 2014 Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The fair value for the 2015 and 2014 Options was estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield based on historical data;
•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and
•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2016	2015	2014
Weighted-average risk-free interest rate	N/A	1.73%	1.83%
Dividend yield	N/A	—	—
Weighted-average expected volatility	N/A	38.32%	45.18%
Total weighted-average expected forfeiture rate	N/A	0.00%	7.88%
Weighted-average expected life (years)	N/A	5.11	5.90
Total weighted-average remaining vesting period in years (1)	2.25	3.76	3.77
Total fair value of options granted for continuing operations (2)	N/A	$1,853,000	$5,518,000
Stock-based compensation expense - Cost of sales for continuing operations (1) (3)	$321,000	$303,000	$139,000
Stock-based compensation expense - SG&A for continuing operations (1) (4)	$836,000	$1,410,000	$636,000
Income tax benefit for continuing operations (1) (5)	$(444,000)	$(662,000)	$(302,000)

(1)	For 2016, information relates to continuing operations only.
(2)	Approximately $62,000 and $1,744,000 for 2015 and 2014, respectively, is included in discontinued operations.
(3)	Approximately $126,000 and $116,000 for 2015 and 2014, respectively, is included in discontinued operations.
(4)	Approximately $508,000 and $1,024,000 for 2015 and 2014, respectively, is included in discontinued operations.
(5)	Approximately $(244,000) and $(445,000) for 2015 and 2014, respectively, is included in discontinued operations.

At December 31, 2016, the total stock-based compensation expense not yet recognized is $10,170,000, relating to non-vested restricted stock and stock options, which we will be amortizing (subject to adjustments for forfeitures) through the respective remaining vesting periods.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following information relates to our stock options:

	2016
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year (1)	842,780	$31.93
Granted	—	$—
Exercised (2)	(45,215)	$8.20
Forfeited or expired (3)	(578,335)	$34.38
Outstanding at end of year (4)	219,230	$30.36
Exercisable at end of year (4)	131,705	$28.25

(1)	Approximately 221,000 stock options related to discontinued operations.
(2)	Approximately 44,000 stock options related to discontinued operations.
(3)	Approximately 177,000 stock options related to discontinued operations.
(4)	Relates to continuing operations only.
	2016	2015	2014
Weighted-average fair value per option granted during year	N/A	$14.19	$14.85

Total intrinsic value of options exercised during the year	$216,000	$4,292,000	$3,461,000

Total fair value of options vested during the year	$469,000	$2,411,000	$1,502,000

			Stock Options Outstanding At December 31, 2016
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86			17,525	1.92	$7.86	$9,814
$9.69	-	$9.97	12,705	1.83	$9.71	—
$33.36	-	$34.50	189,000	6.66	$33.84	—
$7.86	-	$34.50	219,230	6.00	$30.36	$9,814

			Stock Options Exercisable At December 31, 2016
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86			17,525	1.92	$7.86	$9,814
$9.69	-	$9.97	12,705	1.83	$9.71	—
$33.36	-	$34.50	101,475	5.99	$34.09	—
$7.86	-	$34.50	131,705	5.05	$28.25	$9,814

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

 14.  Stockholders’ Equity (continued)

Preferred Share Rights Plan - On January 5, 2009, a renewed shareholder rights plan (the “Renewed Rights Agreement”) became effective upon the expiration of our previous shareholder rights plan. Pursuant to the Securities Purchase Agreement as discussed in Note 13 – Securities Financing, on December 4, 2015, LSB and UMB, as rights agent, entered into an amendment to the Renewed Rights Agreement (the “Renewed Rights Amendment”). The Renewed Rights Amendment amends the definition of “Acquiring Person” to exclude the Purchaser and its Affiliates and Associates (as defined therein) in order to permit the issuance of the Securities discussed in Note 13, and additional securities issuable to the Purchaser as contemplated by the terms of the Securities, without triggering the issuance of Series 4 Junior Participating Class C Preferred Stock. The Renewed Rights Agreement will affect a potential acquirer unless the acquirer negotiates with our Board and the Board approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock.  Prior to becoming exercisable, the Rights trade together with our common stock.  In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Holders and certain other limited excluded persons, as amended), then the Rights become exercisable.  Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time.  Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time.  In addition, under certain circumstances, our Board may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment.  Our Board may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.  Our Board may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

Other – As of December 31, 2016, we have reserved 1.5 million shares of common stock issuable upon potential conversion of preferred stocks and equity awards pursuant to their respective terms.

15.  Non-Redeemable Preferred Stock

Series Non-Redeemable B Preferred - The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share.  The Series B Preferred provides for annual cumulative dividends of 12% ($12.00 per share) from date of issue, payable when and as declared.  All of the outstanding shares of the Series B Preferred are owned by the Golsen Holders.

Series Non-Redeemable D Preferred - The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder.  Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum ($0.06 per share) of the liquidation preference of $1.00 per share.  Each holder of the Series D Preferred shall be entitled to .875 votes per share.  All of the outstanding shares of Series D Preferred are owned by the Golsen Holders.

See discussions concerning dividends on the Series B and D Preferred in Note 18 – Related Party Transactions.

Other - At December 31, 2016, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,860,000 shares of no par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements, Employee Savings Plans and Collective Bargaining Agreements

We are party to an individual benefit agreement (“1992 Agreement”) with a former executive, death benefit agreements (“1981 Agreements”) with a former executive and with our Executive Chairman, and a death benefit agreement (“2005 Agreement”) with our Executive Chairman. The 1992 Agreement provides for annual benefit payments for life payable in monthly installments.

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

The following table includes information about these agreements:

	December 31,
	2016	2015
	(In Thousands)
Total undiscounted death benefits	$4,208	$4,501
Total accrued death benefits	$4,007	$4,040

Total undiscounted executive benefits	$201	$913
Total accrued executive benefits	$168	$564

	December 31,
	2016	2015	2014
	(In Thousands)
Costs (recovery of costs) associated with executive benefits included in SG&A, net (1)	$(341)	$(561)	$166

(1)

During 2016 and 2015, the employment of certain executives, subject to the provisions of the 1981 and 1992 Agreements, were terminated, resulting in the forfeiture of the respective benefits.  As a result of these events, the accrual for these estimated benefits was derecognized resulting in a net recovery of costs associated with certain executive benefits.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements, Employee Savings Plans and Collective Bargaining Agreements (continued)

The following table summarizes certain information about these life insurance policies.

	December 31,
	2016	2015
	(In Thousands)
Total face value of life insurance policies	$4,670	$21,242

Total cash surrender values of life insurance policies	$2,270	$5,007
Loans on cash surrender values	(1,409)	(1,288)
Net cash surrender values	$861	$3,719

	2016	2015	2014
	(In Thousands)
Cost of life insurance premiums	$481	$1,040	$1,077
Increases in cash surrender values	(51)	(586)	(714)
Net cost of life insurance premiums included in SG&A	$430	$454	$363

See discussion concerning the sale of certain life insurance policies during 2016 in Note 18 – Related Party Transactions.  In addition, we also surrendered certain life insurance policies on former employees for the policies’ cash value during 2016.

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  We do not presently contribute to this plan except for certain employees, which amounts were not material for each of the three years ended December 31, 2016.

Collective Bargaining Agreements - As of December 31, 2016, we employed 610 persons, 195 of whom are represented by unions under agreements, which will expire in July of 2018 through November of 2019.

17.  Other Expense, Income and Non-Operating Other Income, net

	2016	2015	2014
	(In Thousands)
Other expense:
Realized and unrealized losses on contractual obligations associated with carbon credits	982	2,759	2,799
Losses on sales and disposals of property and equipment	355	11	1,327
Miscellaneous expense	353	623	583
Total other expense	$1,690	$3,393	$4,709
Other income:
Realized and unrealized gains on carbon credits	$1,514	$3,663	$3,089
Miscellaneous income	1,048	1,517	576
Total other income	$2,562	$5,180	$3,665
Other expense (income), net	$(872)	$(1,787)	$1,044

Non-operating other expense (income), net:
Interest and miscellaneous income	$(765)	$(391)	$(301)
Loss on embedded derivative and other expense	983	520	20
Total non-operating other expense (income), net	$218	$129	$(281)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

18.  Related Party Transactions

During 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of Jack E. Golsen and former employee and President and Chief Operating Officer of the Climate Control Business.  Pursuant to the terms of the agreement, S. Golsen is to provide services relating to the sale of the Climate Control Business and subsequent services to improve the transition process from LSB to NIBE.  The total consulting fee is $425,000 and the term of the agreement is for 2 years, but could be terminated earlier under certain circumstances.

During 2016, we executed agreements, sold and assigned our rights in certain life insurance policies owned by us as beneficiary.  The purchase price of these policies was the cash surrender value at the time of purchase.  These policies insured our two Board members, Jack E. Golsen and Barry H. Golsen and a former employee, S. Golsen.  We received approximately $1.7 million from the sale of these life insurance policies.

During 2016, we incurred consulting fees of approximately $135,000 from one of our Board members, Mr. Richard Sanders.  These fees relate to services performed by Mr. Sanders as an Interim Executive Vice President, Chemical Manufacturing, which involved the oversight of our chemical plant operations during this time period.  On August 1, 2016, these consulting services ceased when we appointed Mr. John Diesch in this executive position.

In 2015 and 2014 (none in 2016), we paid annual dividends totaling $300,000 on our Series B Preferred and our Series D Preferred.  At December 31, 2016, the amount of accumulated dividends on the Series B and Series D Preferred totaled approximately $378,000.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

19. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2016	2015	2014
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$28,049	$5,389	$21,063
Income taxes, net	$(2,611)	$(5,845)	$(3,999)

Noncash investing and financing activities:
Accounts receivable, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$16,056	$65,471	$34,631
Accounts payable, long-term debt associated with additions of capitalized internal-use software and software development	$759	$2,242	$5,303
Dividend accrued on redeemable preferred stock	$19,733	$2,287	$—
Accretion of redeemable preferred stock	$6,546	$686	$—
Equity issuance costs, including amounts in accounts payable	$—	$9,754	$—
Debt issuance costs incurred associated with senior secured notes, including amounts in accounts payable	$—	$2,566	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

20.  Property and Business Interruption Insurance Claims and Recoveries

On November 13, 2012, a pipe ruptured within our Cherokee Facility causing damage primarily to the heat exchanger portion of its ammonia plant.  No serious injuries or environmental effect resulted from the pipe rupture. As a result of the damage, the Cherokee Facility could only produce, on a limited basis, nitric acid and AN solution from purchased ammonia until the repairs were completed.  Our insurance policy provided, for the policy period covering this claim, for repair or replacement cost coverage relating to property damage with a $2.5 million deductible and provided for business interruption coverage for certain lost profits and extra expense with a 30-day waiting period.  As a result of this event, a notice of insurance claims for property damage and business interruption was filed with the insurance carriers.

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

In January 2014, we settled the claim with our insurance carriers for the aggregate amount of approximately $43.5 million (of which approximately $36.5 million relates to the business interruption claim), comprised of $15 million previously paid to us in 2013 and $28.5 million paid to us in 2014.  The $43.5 million settlement amount is net of our $2.5 million property insurance deductible.  As a result, an insurance recovery of approximately $28 million was recognized as a reduction to cost of sales associated with this settlement in 2014.

21. Subsequent Events

Working Capital Revolver Loan - On January 17, 2017, we and each of our subsidiaries signatory thereto entered into the Third Amended and Restated Loan and Security Agreement (the “Working Capital Revolver Loan Amendment”), with certain identified lenders and Wells Fargo Capital Finance, LLC (“Wells Fargo”), as the arranger and administrative agent.  The Working Capital Revolver Loan Amendment amends and restates our existing senior secured revolving credit facility (as so amended and restated, the “Working Capital Revolver Loan”).

We and all of our existing subsidiaries, other than Zena, are co-borrowers (“Borrowers”) under the Working Capital Revolver Loan.  The revolver commitment is for $50 million (formerly $100 million), but provides an ability to expand the commitment an additional $25 million.  Interest accrues on outstanding borrowings under the Working Capital Revolver Loan at a rate equal to, at our election, either (a) LIBOR for an interest period selected by us plus an applicable margin equal to 1.50% per annum or 1.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan or (b) Wells Fargo’s prime rate plus an applicable margin equal to 0.50% per annum or 0.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan.  In addition, unused line fees in an amount equal to 0.25% per annum on the average daily balance of the unused revolver commitments under the Working Capital Revolver Loan are payable by us, as well as customary fees in respect of letters of credit.  At January 31, 2017, the interest rate was 4.25% based on LIBOR.  Interest is paid monthly, if applicable.

Advances under the Working Capital Revolver Loan are based on specified percentages of eligible accounts receivable and inventories. The Working Capital Revolver Loan provides for a subfacility for the issuances of up to letters of credit in an aggregate amount not to exceed to $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the Working Capital Revolver Loan.  At January 31, 2017, the amount available for borrowing under the Working Capital Revolver was $40.5 million.

The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of our Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to the Springing Maturity Date. The Working Capital Revolver Loan does not include any amortization, and all borrowings under the Working Capital Revolver Loan are due on the relevant maturity date.

The Working Capital Revolver Loan Amendment also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain (a) with respect to relevant periods ending on or prior to September 30, 2017, a minimum EBITDA in the amount set forth in the Working Capital Revolver Loan Amendment and (b) with respect to relevant periods ending after September 30, 2017, a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

21. Subsequent Events (continued)

The Working Capital Revolver Loan Amendment permits the Borrowers to make any investment as long as the borrowing availability is 20% of the revolver commitment, or $10 million.

The Working Capital Revolver Loan Amendment contains covenants that, among other things, limit the Borrowers’ ability, without consent of the lender and with certain exceptions, to:

•	incur additional indebtedness;
•	create liens on, sell or otherwise dispose of our assets;
•	engage in certain fundamental corporate changes or changes to our business activities;
•	make certain material acquisitions;
•	make other restricted payments;
•	repay certain indebtedness;
•	engage in certain affiliate transactions;
•	declare dividends and distributions;
•	engage in mergers, consolidations or other forms of recapitalization; or
•	dispose assets.

The Working Capital Revolver Loan Amendment allows each of the Borrowers to perform certain transactions when specified criteria are met.  The criteria includes that there is no default under the Working Capital Revolver Loan and both immediately before and after giving effect to any of the following transactions, availability, as defined by the Working Capital Revolver Loan Amendment, is equal to or greater than the greater of 20% of the maximum revolver commitment or (y) $10 million,

•	distributions, dividends, purchase, acquire, redeem or retire its stock with respect to amounts in excess of $0.5 million during each fiscal year;
•	certain hedging agreements and;
•	certain investments, including, among others, investments in joint ventures in an aggregate amount not exceeding $35.0 million; and
•	certain additional indebtedness.

The Working Capital Revolver Loan Amendment includes customary events of default, including events of default relating to nonpayment of principal and other amounts owing under the Working Capital Revolver Loan from time to time, any material misstatement or misrepresentation and breaches of representations and warranties made, violations of covenants, cross-payment default to indebtedness in excess of $10 million, cross-acceleration to indebtedness in excess of $10 million, bankruptcy and insolvency events, certain unsatisfied judgments, certain liens, and certain assertions of, or actual invalidity of, certain loan documents.  Upon the occurrence of events of default, the obligations under the Working Capital Revolver Loan may be accelerated and the revolver commitments may be terminated.

Obligations under the Working Capital Revolver Loan are secured by a first priority security interest in substantially all of the borrowers’ current assets, including accounts receivable and inventory, with exceptions set forth in the Amendment and related loan documents. The Working Capital Revolver Loan allows the Borrowers and subsidiaries under the Senior Secured Notes to guarantee those notes.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2016 and 2015 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2016
Net sales	$98,972	$109,982	$80,262	$85,369
Gross profit (loss) (1)	$(6,164)	$2,129	$(36,379)	$(8,892)
Loss from continuing operations (1) (2)	$(15,765)	$(7,688)	$(39,490)	$(25,190)
Income from discontinued operations, including taxes	824	22,779	173,041	3,657
Net income (loss)	$(14,941)	$15,091	$133,551	$(21,533)
Net income (loss) attributable to common stockholders	$(24,609)	$5,055	$112,047	$(28,654)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(1.11)	$(0.70)	$(2.25)	$(1.19)
Income from discontinued operations, including taxes	0.03	0.90	6.39	0.13
Net income (loss)	$(1.08)	$0.20	$4.14	$(1.06)

Diluted:
Loss from continuing operations	$(1.11)	$(0.70)	$(2.25)	$(1.19)
Income from discontinued operations, including taxes	0.03	0.90	6.39	0.13
Net income (loss)	$(1.08)	$0.20	$4.14	$(1.06)

2015
Net sales	$133,600	$125,503	$88,567	$90,025
Gross profit (loss) (1)	$20,799	$12,616	$(11,798)	$(1,569)
Income (loss) from continuing operations (1) (2)	$4,237	$(2,874)	$(36,421)	$(11,088)
Income from discontinued operations, net of taxes	2,412	3,291	2,658	3,020
Net income (loss)	$6,649	$417	$(33,763)	$(8,068)
Net income (loss) attributable to common stockholders	$6,349	$417	$(33,763)	$(11,041)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.17	$(0.13)	$(1.60)	$(0.61)
Income from discontinued operations, net of taxes	0.11	0.15	0.12	0.13
Net income (loss)	$0.28	$0.02	$(1.48)	$(0.48)

Diluted:
Income (loss) from continuing operations	$0.17	$(0.13)	$(1.60)	$(0.61)
Income from discontinued operations, net of taxes	0.11	0.15	0.12	0.13
Net income (loss)	$0.28	$0.02	$(1.48)	$(0.48)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and income (loss) from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Depreciation expense:
2016	(10,590)	$(14,028)	$(16,862)	$(17,874)

2015	(7,834)	$(8,877)	$(9,772)	$(9,447)

Undesignated commodities contracts:
2016	$(24)	$87	$18	$59

2015	$(1,829)	$185	$(1,014)	$(718)

Turnaround costs: (A)
2016	$(95)	$(535)	$(8,597)	$(38)

2015	$(152)	$—	$(2,101)	$(55)
Consulting fee - property tax services
2016	$(12,095)	$—	$—	$—

(2)	The following expense items impacted income (loss) from continuing operations:

Impairment of long lived assets and goodwill
2016	$—	$—	$—	$1,621

2015	$—	$—	$39,670	$3,518

Shareholder related fees and expenses primarily relating to certain activist shareholders' proposals:
2015	$1,679	$2,655	$113	$155

Interest expense, net:
2016	$1,350	$6,446	$13,333	$9,816

2015	$3,397	$2,229	$872	$873

Severance agreements with certain former executives
2015	$—	—	$1,789	$224

(A)	Turnaround costs do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2016, 2015, and 2014

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2016	$525	$80	$248	$357

2015	$684	$224	$383	$525

2014	$262	$422	$—	$684

Supplies-reserve for slow-moving items:
2016	$928	$—	$913	$15

2015	$928	$—	$—	$928

2014	$721	$379	$172	$928

Notes receivable - allowance for doubtful accounts:
2016	$970	$—	$970	$-

2015	$970	$—	$—	$970

2014	$970	$—	$—	$970

Deferred tax assets - valuation allowance:
2016	$1,242	$11,886	$—	$13,128

2015	$292	$950	$—	$1,242

2014	$298	$—	$6	$292

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.