Form 10-Q
period 2017-03-31
LSB INDUSTRIES INC
filed 2017-04-24
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,405,103 shares as of April 13, 2017.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2017 is unaudited)

	March 31,	December 31,
	2017	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$45,037	$60,017
Accounts receivable, net	75,284	51,299
Inventories:
Finished goods	17,323	19,036
Raw materials	3,698	3,903
Total inventories	21,021	22,939
Supplies, prepaid items and other:
Prepaid insurance	8,191	11,217
Precious metals	7,463	8,648
Supplies	24,983	24,100
Prepaid and refundable income taxes	1,078	1,193
Other	2,966	1,733
Total supplies, prepaid items and other	44,681	46,891
Total current assets	186,023	181,146

Property, plant and equipment, net	1,068,892	1,078,958

Intangible and other assets, net	9,584	10,316

	$1,264,499	$1,270,420

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2017 is unaudited)

	March 31,	December 31,
	2017	2016
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$53,338	$54,246
Short-term financing	5,428	8,218
Accrued and other liabilities	52,779	44,037
Current portion of long-term debt	11,752	13,745
Total current liabilities	123,297	120,246

Long-term debt, net	405,520	406,475

Noncurrent accrued and other liabilities	10,431	12,326

Deferred income taxes	91,529	93,831

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $167,324,000 ($161,788,000 at December 31, 2016)	152,164	145,029
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	192,433	192,172
Retained earnings	302,240	314,301
	500,801	512,601
Less treasury stock, at cost:
Common stock, 2,875,582 shares (3,004,855 shares at December 31, 2016)	19,243	20,088
Total stockholders' equity	481,558	492,513
	$1,264,499	$1,270,420

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands, Except Per Share Amounts)

Net sales	$123,344	$98,972
Cost of sales	111,729	105,136
Gross profit (loss)	11,615	(6,164)

Selling, general and administrative expense	10,545	10,894
Other expense (income), net	(1,251)	251
Operating income (loss)	2,321	(17,309)

Interest expense, net	9,358	1,350
Non-operating other expense, net	231	1,956

Loss from continuing operations before benefit for income taxes	(7,268)	(20,615)
Benefit for income taxes	(1,282)	(4,850)
Loss from continuing operations	(5,986)	(15,765)

Income from discontinued operations, net of taxes	—	824
Net loss	(5,986)	(14,941)

Dividends on convertible preferred stocks	75	75
Dividends on Series E redeemable preferred stock	5,536	7,350
Accretion of Series E redeemable preferred stock	1,599	2,243
Net loss attributable to common stockholders	$(13,196)	$(24,609)

Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.48)	$(1.11)
Income from discontinued operations, net of taxes	—	0.03
Net loss	$(0.48)	$(1.08)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Three Months Ended March 31, 2017

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2016	31,281	(3,005)	$3,000	$3,128	$192,172	$314,301	$(20,088)	$492,513
Cumulative effect of change in accounting principle						1,060		1,060
Net loss						(5,986)		(5,986)
Dividend accrued on redeemable preferred stock						(5,536)		(5,536)
Accretion of redeemable preferred stock						(1,599)		(1,599)
Stock-based compensation					1,172			1,172
Issuance of restricted stock, net		130			(911)		845	(66)
Balance at March 31, 2017	31,281	(2,875)	$3,000	$3,128	$192,433	$302,240	$(19,243)	$481,558

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(5,986)	$(14,941)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Income from discontinued operations, net of taxes	—	(824)
Deferred income taxes	(1,242)	(4,937)
Depreciation, depletion and amortization of property, plant and equipment	17,115	10,590
Other	(327)	1,766
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(7,276)	3,436
Inventories	4,857	3,562
Prepaid insurance	3,026	2,405
Prepaid and accrued income taxes	115	858
Accounts payable	6,895	15,273
Accrued interest	(7,979)	(8,078)
Other assets and other liabilities	(1,411)	2,547
Net cash provided by continuing operating activities	7,787	11,657

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(13,894)	(104,137)
Other investing activities	502	(37)
Net cash used by continuing investing activities	(13,392)	(104,174)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	—	25,000
Payments on revolving debt facility	—	(25,000)
Proceeds from other long-term debt, net of fees	—	9,951
Payments on other long-term debt	(4,225)	(2,313)
Payments of debt issuance costs	(90)	(476)
Payments of issuance costs relating to preferred stocks and warrants	—	(785)
Payments on short-term financing	(3,717)	(2,520)
Other financing activities	(66)	49
Net cash provided (used) by continuing financing activities	(8,098)	3,906
Cash flows of discontinued operations:
Net cash provided (used) by operating activities	(1,212)	2,276
Net cash used by investing activities	—	(625)
Net cash used by financing activities	(65)	(901)
Net cash provided (used) by discontinued operations	(1,277)	750
Net decrease in cash and cash equivalents	(14,980)	(87,861)

Cash and cash equivalents at beginning of period	60,017	127,195
Cash and cash equivalents at end of period	$45,037	$39,334

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2017.

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

Nature of Business - We are engaged in the manufacture and sale of chemical products.  The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade ammonium nitrate (“HDAN”), urea ammonium nitrate (“UAN”), and ammonium nitrate (“AN”) solution for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade AN (“LDAN”) and solutions for the mining industry.  We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of a global chemical company in Baytown, Texas (the “Baytown Facility”).

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (U.S.); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2017 and for the three-month period ended March 31, 2017 and 2016 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

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

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs. On January 1, 2017 we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory as discussed below in “Recently Issued Accounting Pronouncements”.

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

During the three months ended March 31, 2017, the compensation committee of our Board of Directors (the “Board”) approved the grants of 136,142 shares of restricted stock (“2017 Restricted Stock”) to certain executives under the 2016 Long Term Incentive Plan. The 2017 Restricted Stock carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Most of the 2017 Restricted Stock vest at the end of each one-year period at a rate of one-third per year for three years. Pursuant to the terms of the 2017 Restricted Stock agreements, unvested restricted shares will immediately vest upon the occurrence of certain events (such as a change in control), as defined by the agreements.

For the three months ended March 31, 2017 and 2016, the total stock-based compensation expense associated with our continuing operations was $1.2 million and $0.9 million, respectively.

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

We have performed a preliminary review of a majority of our contracts with customers with significant sales in 2016.  Most of these contracts are short-term (have been completed or will be completed before the effective date); however, we do have certain long-term sales contracts that may be affected by the new requirements.  In addition, although most of our revenue stream relates to the sale of chemical products, we have identified additional smaller revenue streams, such as our working interest in natural gas properties, performing various services, and rental income.  A contract review process has been implemented to obtain and review our new or amended contracts for analysis for adopting this ASU.  We are developing a preliminary accounting policy and the methodology of identifying performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation for the contacts that will be affected.  We plan to elect an accounting policy to account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfil the promise to transfer the good to the customer.

Although we anticipate that upon adoption of this new ASU, the timing of revenue recognition for certain of our revenue streams might change, we have not determined the effect on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using FIFO. We prospectively adopted this ASU on January 1, 2017.  The adoption of this ASU did not impact our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases. The objective of this ASU is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU must be adopted using a modified retrospective transition, and provides for certain practical expedients. We plan to adopt this ASU on January 1, 2019.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  Although we currently have a relatively small number of leases, we are evaluating the effect of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. We adopted this guidance on January 1, 2017 as discussed below.

Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement. As required, this change was applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements.

Under the new guidance, the windfall tax benefit is to be recorded when it arises, subject to normal valuation allowance considerations. Excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable were recorded through a cumulative effect adjustment as of the date of the adoption. As required, this change was applied on a modified retrospective basis, with a cumulative effect adjustment of change in accounting principle of approximately $1.1 million as a deferred tax asset with the offset in retained earnings. We made an accounting policy election to account for the amount related to excess tax benefits and deficiencies utilizing the direct effect approach.

Under the new guidance, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. In addition, cash paid by an employer to taxing authorities when the employer directly withholds shares for tax withholding purposes is to be reported as financing activities. These changes were applied on a retrospective basis, but did not impact the statement of cash flows for the three months ended March 31, 2016.

Under the new guidance, we made an accounting policy election to account for forfeitures as they occur, a change from the previous requirement to estimate forfeitures each period. As required, this change was applied on a modified retrospective basis; however, as of December 31, 2016, we had estimated no forfeitures relating to the outstanding equity awards. As a result, no adjustment was required.

Going forward, the adoption of this ASU could cause volatility in the effective tax rate.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis unless it is impracticable to apply, in which case we would be required to apply the ASU prospectively as of the earliest date practicable. Although we anticipate that upon adoption of this new ASU, the presentation and classification for certain cash flow activities might change, we have not determined the effect on our statements of cash flows or disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis for all periods presented.  We plan to adopt this ASU on January 1, 2018. Although we anticipate that upon adoption of this new ASU, the presentation and classification for certain cash flow activities might change, we have not determined the effect on our statements of cash flows or disclosures.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations

On July 1, 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of the stock purchase agreement. Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account. In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services for up to 18 months. At March 31, 2017 and December 31, 2016, our accounts receivable includes approximately $2.7 million representing an indemnity escrow balance. Additionally, at March 31, 2017 and December 31, 2016, our current and noncurrent accrued and other liabilities include approximately $4.2 million and $5.5 million, respectively, relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

Summarized results of discontinued operations are as follows for the three months ended March 31, 2016 (in thousands):

Net sales	$66,627
Cost of sales	45,454
Selling, general and administrative expense	15,968
Other expense, net	143
Income from operations of discontinued operations	5,062
Provision for income taxes	4,238
Income from discontinued operations, net of taxes	$824

Summarized condensed cash flow information of discontinued operations is as follows for the three months ended March 31, 2016 (in thousands):

Deferred income taxes	$3,608
Depreciation and amortization of property, plant and equipment	$1,089
Stock-based compensation	$230
Expenditures for property, plant and equipment	$153
Software and software development costs	$477

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Loss Per Common Share

	Three Months Ended
	March 31,
	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss:	$(5,986)	$(14,941)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(5,536)	(7,350)
Dividend requirements on Series B Preferred	(60)	(60)
Dividend requirements on Series D Preferred	(15)	(15)
Accretion of Series E Redeemable Preferred	(1,599)	(2,243)
Numerator for basic and diluted net loss per common share - net loss attributable to common stockholders	$(13,196)	$(24,609)

Denominator:
Denominator for basic and dilutive net loss per common share - weighted- average shares (1)	27,248,059	22,868,307

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.48)	$(1.11)
Income from discontinued operations, net of taxes	—	0.03
Net loss	$(0.48)	$(1.08)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2017	2016
Restricted stock and stock units	1,117,426	833,642
Convertible preferred stocks	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	456,225
Stock options	219,011	559,167
Warrants	—	4,103,746
	2,556,749	6,869,446

Note 4: Inventories

At March 31, 2017 and December 31, 2016, because costs exceeded the net realizable value, inventory reserves were $38,000 and $2,977,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2017	2016
	(In Thousands)
Accrued interest	$5,445	$13,425
Deferred revenue	5,401	5,757
Accrued payroll and benefits	4,793	4,696
Accrued liabilities associated with discontinued operations	4,182	5,498
Customer deposits	3,869	2,506
Series E Redeemable Preferred - embedded derivative	2,848	2,557
Accrued death and other executive benefits (1)	2,764	4,207
Other	33,908	17,717
	63,210	56,363
Less noncurrent portion	10,431	12,326
Current portion of accrued and other liabilities	$52,779	$44,037
(1)

During March 2017, a death benefit agreement with Jack E. Golsen, the Executive Chairman of our Board, was terminated pursuant to the terms of the agreement that allowed LSB to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1.4 million for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as other income.  For the three months ended March 31, 2017, the effect of this adjustment (after income taxes of $0.5 million) decreased basic and diluted loss per share by $0.03 per share.

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our chemical facilities, including the disposal of waste water generated at certain of these facilities.  Additionally, we have certain chemical facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and these facilities have an indefinite expected life.  As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  In addition, we own working interests in certain natural gas properties.  We recognized AROs associated with the obligation to plug and abandon wells when the natural gas reserves in the wells are depleted.  At March 31, 2017 and December 31, 2016, our accrued liability for AROs was $293,000 and $546,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2017	2016
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.5% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	375,000
Secured Promissory Note due 2017, with a current interest rate of 4.05% (C)	4,723	6,566
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	8,917	9,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	13,532	14,272
Secured Promissory Note due 2023, with a current interest rate of 5.04% (F)	18,150	18,645
Other, with a current weighted-average interest rate of 4.55%, most of which is secured primarily by machinery and equipment	3,833	4,185
Unamortized discount and debt issuance costs	(6,883)	(7,615)
	417,272	420,220
Less current portion of long-term debt	11,752	13,745
Long-term debt due after one year, net	$405,520	$406,475

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), as amended in January 2017, provides advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At March 31, 2017, our available borrowings under our Working Capital Revolver Loan were approximately $44.9 million, based on our eligible collateral, less outstanding letters of credit.

The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of our Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to the Springing Maturity Date.

The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain (a) with respect to relevant periods ending on or prior to September 30, 2017, a minimum EBITDA in the amount set forth in the Working Capital Revolver Loan Amendment and (b) with respect to relevant periods ending after September 30, 2017, a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

(B) The Senior Secured Notes mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.  In September 2016, we entered into the First Supplemental Indenture to the original Indenture (the “Original 7.75% Indenture”) that, among other things, increased the annual interest rate to 8.5% from 7.75%, effective August 1, 2016.

(C) Zena Energy L.L.C. (“Zena”), one of our subsidiaries, is party to a secured promissory note due December 1, 2017.  Principal and interest are payable in monthly installments. Interest is based on the LIBOR rate plus 300 basis points.

(D) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due June 29, 2019. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

(E) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due March 26, 2021. Principal and interest are payable in monthly installments.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt (continued)

(F) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate.

Note 8: Commitments and Contingencies

Natural Gas Purchase Commitments – At March 31, 2017, our natural gas contracts, which are exempt from mark-to-market accounting, included volume purchase commitments with fixed costs of approximately 1.2 million MMBtu of natural gas.  These contracts extend through June 2017 at a weighted-average cost of $3.17 per MMBtu ($3.8 million) and a weighted-average market value of $3.03 per MMBtu ($3.6 million).

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

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We do not operate the natural gas wells where we own a working interest and compliance with Environmental and Health Laws is controlled by others.  We are responsible for our working interest proportionate share of the costs involved.   As of March 31, 2017, our accrued liabilities for environmental matters totaled $175,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 – Asset Retirement Obligations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

Our facility located in Pryor, Oklahoma (the “Pryor Facility”) is authorized by permit to inject wastewater into an on-site underground injection well through 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed following its expiration, and the Pryor Chemical Company (“PCC”) may have to find an alternative means of waste water disposal after the permit expires.  PCC has engaged in ongoing discussions both internally and with the ODEQ regarding future disposal of this wastewater stream.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010. At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of March 31, 2017.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2017, in connection with this matter.

2. Air Matters

PCC has been advised by the ODEQ that the agency is conducting an investigation into whether the Pryor Facility is in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  PCC is cooperating with the ODEQ in connection with this ongoing investigation. As of March 31, 2017, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

During 2014, the Cherokee Facility received Notice of Violation (“NOV”) from the EPA as a result of a 2013 risk management inspection at the facility.  The NOV listed eleven alleged violations.  We reached a settlement of the NOV in March 2016 whereby we agreed and paid a penalty in the form of providing approximately $100,000 to purchase emergency response equipment for local first responders plus a civil penalty to the EPA of approximately $26,000.

In 2002, certain of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property where the facility is located.  Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property and develop a corrective action strategy based on the investigation.  In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters.

As the successor to a prior owner of the Hallowell Facility, Chevron Environmental Management Company (“Chevron”) has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

Our subsidiary and Chevron have retained an environmental consultant to prepare and perform a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. The proposed strategy includes long-term surface and groundwater monitoring to track the natural decline in contamination.  The KDHE is currently evaluating the corrective action strategy, and, thus, it is unknown what additional work the KDHE may require, if any, at this time.  We are advised by our consultant that until the study is completed there is not sufficient information to develop a meaningful and reliable estimate (or range of estimate) as to the cost of the remediation.  We accrued our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value.  As more information becomes available, our estimated accrual will be refined

B. Other Pending, Threatened or Settled Litigation

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of March 31, 2017.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2017, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above, but we have incurred professional fees up to our self-insured retention amount.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies (continued)

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2017.

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

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At March 31, 2017, we had approximately 369,000 carbon credits (none at December 31, 2016), all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  At March 31, 2017, the result of the Indenture Amendments in connection with the previously reported redemption of a portion of our Senior Secured Notes and the redemption of the portion of Series E Redeemable Preferred, we estimate that the contingent redemption feature has no fair value at March 31, 2017 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At March 31, 2017 and December 31, 2016, the fair value of the participation rights was based on the equivalent of 303,646 shares of our common stock at $9.38 and $8.42 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At March 31, 2017 and December 31, 2016, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At March 31, 2017 and December 31, 2016, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At March 31, 2017, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits is classified as Level 3 and is based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity.  At December 31, 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The valuation is using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  At March 31, 2017 and December 31, 2016, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the carbon credits or the embedded derivative.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

		Fair Value Measurements at March 31, 2017 Using
Description	Total Fair Value at March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2016
	(In Thousands)
Assets - Supplies, prepaid items and other:
Carbon credits	$867	$—	$—	$867	$—
Total	$867	$—	$—	$867	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations - carbon credits	$(867)	$—	$—	$(867)	$—
Embedded derivative	(2,848)	—	—	(2,848)	(2,557)
Foreign exchange contracts	—	—	—	—	(1)
Total	$(3,715)	$—	$—	$(3,715)	$(2,558)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	(In Thousands)
Beginning balance	$—	$1,154	$(2,557)	$(1,154)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	867	60	(1,158)	(60)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$867	$1,214	$(3,715)	$(1,214)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$867	$60	$(1,158)	$(60)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in continuing operating results and the statement of operations classifications are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$—	$(17)
Cost of sales - Undesignated foreign exchange contracts	—	13
Other income - Carbon credits	867	60
Other expense - Contractual obligations relating to carbon credits	(867)	(60)
Non-operating other expense - embedded derivative	(291)	(2,509)
Total net losses included in operating results	$(291)	$(2,513)

At March 31, 2017 and December 31, 2016, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	March 31, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$375	$366	$375	$356

(1)	Based on a quoted price of 97.5 at March 31, 2017 and 94.88 at December 31, 2016.

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

Also see discussions concerning certain assets and liabilities initially accounted for on a fair value basis under Note 6 - Asset Retirement Obligations.  In addition, see discussion under “Impairment of Long-Lived Assets in Note 1 - Summary of Significant Accounting Policies.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes

Benefit for income taxes from continuing operations are as follows:

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Current:
Federal	$—	$—
State	(40)	87
Total Current	$(40)	$87

Deferred:
Federal	$(1,212)	$(5,259)
State	(30)	322
Total Deferred	$(1,242)	$(4,937)
Benefit for income taxes	$(1,282)	$(4,850)

For the three months ended March 31, 2017 and 2016, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2017 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state NOL carryforwards to be recorded during 2017 will be approximately $6.1 million.

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

The tax benefit from continuing operations for the three months ended March 31, 2017 was $1.3 million (18% of pre-tax loss) and the tax benefit for the three months ended March 31, 2016 was $4.9 million (24% of pre-tax loss).  For the first quarter of 2017, the effective tax rate is significantly less than the statutory tax rate primarily due to the impact of the valuation allowances associated with the state NOL carryforwards.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of March 31, 2017.  Dividends accrue semi-annually in arrears and are compounded.

As discussed in Note 9, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

As of March 31, 2017, the one share of Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E Redeemable Preferred (no change to the Series F Redeemable Preferred) are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2016	139,768	$145,029
Accretion relating to liquidation preference on preferred stock	—	1,124
Accretion for discount and issuance costs on preferred stock	—	475
Accumulated dividends	—	5,536
Balance at March 31, 2017	139,768	$152,164

Note 12: Related Party Transactions

No dividends were declared during the first quarter of 2017 or 2016.  At March 31, 2017, accumulated dividends on the Series B and Series D Preferred totaled approximately $453,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

See discussion in Note 5 concerning the termination of a death benefit agreement with Jack E. Golsen, the Executive Chairman of our Board.

Note 13: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2017	2016
	(In Thousands)
Cash refunds for:
Income taxes, net	$(115)	$(122)

Noncash investing and financing activities:
Accounts receivable and accounts payable associated with additions of property, plant and equipment	$8,844	$54,237
Long-term debt associated with additions of capitalized internal-use software and software development	$—	$153
Dividends accrued on Series E Redeemable Preferred	$5,536	$7,350
Accretion of Series E Redeemable Preferred	$1,599	$2,243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2017 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects the results of continuing operations, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility for Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers throughout the U.S.

Key Initiatives for 2017

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make: (1) upgrades to the operations teams at our chemical facilities; (2) investments of capital to enhance the reliability of each of our plants at each facility in order to reduce unplanned outages, unplanned downtime, and the frequency of planned Turnarounds; and (3) continued efforts to focus on safety and efficiency throughout our operations.

•

Broadening the distribution of our AN and Nitric Acid products.  Given the reduction in our LDAN sales from the declining use of coal, we have expanded our overall sales of HDAN through a number of marketing initiatives that have broadened our addressable market.  Those initiatives include, storing and distributing HDAN at our Pryor and Cherokee Facilities and selling to new markets and customers out of those facilities.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products in North America.

•

Reducing and controlling our cost structure.   In 2016, we put in place SG&A expense reductions that will reduce annual SG&A by approximately $6 million. We began to realize that benefit during the first quarter of 2017. In addition, we have enacted plant cost reductions at each manufacturing facility that has an annual savings of approximately $6 million. We continue to review our overall costs and believe that we will be able to further reduce costs during 2017.

•

Selling non-core assets. At the end of 2016, we identified assets that are no longer necessary in the operations of our business, which we believe could generate approximately $15 million to $20 million of net cash proceeds (net of any outstanding debt against these assets).

•

Evaluate strategic initiatives for our business. We are exploring and evaluating potential strategic alternatives for our business, which may include a sale, a merger with another party, or another strategic transaction involving some or all of our assets. We have retained Morgan Stanley & Co. LLC as our financial advisor to assist with this process.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 51% of our total net sales for the first quarter of 2017. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

One of the key factors that affects demand of our agricultural products is corn prices.  Changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices.  The World Agricultural Supply and Demand Estimates Report (“WASDE”), dated April 11, 2017, estimates that U.S. corn production for 2016 was 15.1 billion bushels, up 11% from 2015 production, reflecting an increase in planted and harvested areas, in addition to higher yields per acre. Additionally, this report estimates world corn ending stocks for 2016/2017 at 223 million tons, an increase over 2015/2016 ending stocks of approximately 5% and U.S. corn ending stocks of 58.9 million tons, an increase of approximately 33.5% over the prior year.  The USDA is estimating that U.S. growers will plant 90 million acres of corn in 2017, a decrease of only approximately 4 million acres from the previous year.

Given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low cost producers for delivered fertilizer products to the Midwest U.S. Several years ago, the market believed that low natural gas prices would continue. That belief, combined with favorable fertilizer pricing, led to the announcement of numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities. Since those announcements, fertilizer prices have declined and many of the announced expansions and new nitrogen chemical facilities have been cancelled. However, approximately 5 million tons of annual ammonia production capacity has either been added or are expected to be added by the end of 2017. Ammonia production in North America is expected to increase from approximately 15 million tons annually to approximately 20 million tons annually, replacing most of the ammonia that has been imported into North America to cover the total annual demand of approximately 21 million tons. Additional domestic supply of ammonia will likely also change the physical flow of ammonia in North America. However, since most of the added domestic ammonia production will likely come with additional production capacity for upgraded nitrogen products (Urea, UAN and DEF), North America will likely continue to import between 2 million to 3 million tons of ammonia annually.  All of this has created uncertainty in the fertilizer markets and has put pressure on all fertilizer prices in North America that, we believe, will last throughout 2017. However, since the fertilizer market is seasonal, selling prices and demand increased ahead of the 2017 spring season as compared to the fourth quarter of 2016 and are expected to remain elevated until the end of the season with prices typically falling after the spring season is completed.

Industrial

Sales of our industrial products were approximately 40% of our total net sales for the first quarter of 2017.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 6% of our total net sales for the first quarter of 2017.  Our mining products are LDAN and AN solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the U.S. Energy Information Administration (“EIA”), annual coal production in the U.S. for the full year of 2016 was down 18% from 2015 levels and at its lowest levels since 1978, continuing an eight-year decline.  EIA is forecasting a 4% increase in U.S. coal production due to an increase in demand from coal-fired electricity generation in 2017 and an additional 2% increase in 2018 due to higher expected natural gas prices.  We believe that coal production in the U.S. continues to face significant challenges from natural gas usage and renewable energy.  While we believe our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN and AN Solution.  Although recent changes in U.S federal policies are expected to be favorable to the coal industry, we do not expect a significant increase in our mining business in the near term, due in part, to the current natural gas prices.

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

Natural Gas Prices

Natural gas is the primary feedstock used to produce nitrogen fertilizers at our manufacturing facilities. In recent years, U.S. natural gas reserves have been increasing significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively affected.

We historically have purchased natural gas in the spot market, using forward purchase contracts, or through a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2017	2016
Natural gas volumes (MMBtu in millions) (1)	7	3
Natural gas average cost per MMBtu	$3.15	$2.21
(1)	The increase in volume is primarily attributed to the new ammonia plant at the El Dorado Facility.

Transportation Costs

Costs for transporting nitrogen based products can be significant relative to their selling price. For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which can be more expensive than other forms of nitrogen fertilizers. In recent years, a significant amount of the ammonia consumed annually in the U.S was imported. Therefore, nitrogen fertilizer prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including Turnarounds, are mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

For 2017, we have one planned Turnaround that we expect to perform in the fourth quarter at the Pryor Facility.

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

Consolidated Results of the First Quarter of 2017

Our consolidated net sales for the first quarter of 2017 were $123.3 million compared to $99.0 million for the same period in 2016. Our consolidated operating income was $2.3 million compared to a consolidated operating loss of $17.3 million for the same period in 2016.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results

On-Stream Rates and Additional Ammonia Sales Volume

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products. It is a key operating metric that we use to manage our business. In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  At our Cherokee Facility, the on-stream rate for the first quarter of 2017 for our ammonia plant was 99% compared to 96% for the same period of 2016. We expect on-stream rates to average a minimum of 95% for the remainder of 2017.

At our Pryor Facility, the on-stream rate for the first quarter of 2017 for our ammonia plant was 96% compared to 92% for the first quarter of 2016.  We expect on-stream rates to continue at this level during the remainder of 2017.

The El Dorado Facility’s ammonia plant began production in mid-2016.  It is typical for newly operated plants that are in production to go through a period of optimization (Shakedown) that may require the plant to be taken out of operation for a period of time.  Our reported 2016 on-stream rate for the ammonia plant at El Dorado was 64%.  However, since going into operation, the on-stream rate has steadily improved on a quarterly basis with the on-stream rate for the fourth quarter of 73%. The on-stream rate continued to improve in the first quarter of 2017 to 90% and we believe that the ammonia plant will operate at an average on-stream rate of approximately 94% for 2017. In addition to improving on-stream rates, the plant is producing ammonia at a daily production rate greater than 1,300 tons per day, above its nameplate capacity of 1,150 tons per day.

Because of the improving ammonia production at the El Dorado Facility, during the first quarter of 2017 we sold approximately 49,000 tons of ammonia that were in excess of our internal needs at this facility.

Selling Prices

During the first quarter of 2017, selling prices for our agricultural products decreased significantly compared to the 2016 first quarter selling prices.  Average selling prices for our HDAN, UAN and ammonia decreased 21%, 16% and 7%, respectively, compared to 2016 average selling prices for the same period. The decreases in overall agricultural products selling prices were caused by lower average commodity prices and the nitrogen production capacity being added globally, and in North America specifically, that created uncertainty on the ability of producers to efficiently distribute the additional production.

Depreciation Expense

During the first quarter of 2017 and 2016, depreciation expense was $17.1 million and $10.6 million, respectively.  The increase is primarily due to our El Dorado expansion project being completed and placed into service during the second quarter of 2016.

Debt and Interest Expense

During the first quarter of 2017 and 2016, interest expense was $9.4 million and $1.4 million, net of capitalized interest of $0.1 million and $10.0 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Certain One-Time and Other Expenses (2016 only)

During the first quarter of 2016, EDC incurred a one-time fee of $12.1 million related to consulting services associated with the reduction of assessed property values for the El Dorado projects real and personal property for both the nitric acid plant, nitric acid concentrator plant and the ammonia plant.  We expect material property tax savings in future periods through a reduction of property taxes paid.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table contains certain financial information:

	Three Months Ended March 31,			Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$63,263	$49,774	$13,489	27.1%
Industrial acids and other chemical products	48,880	36,868	12,012	32.6%
Mining products	7,616	9,827	(2,211)	(22.5)%
Other products	3,585	2,503	1,082	43.2%
Total net sales	$123,344	$98,972	$24,372	24.6%

Gross profit (loss)	$11,615	$(6,164)	$17,779	288.4%
Gross profit (loss) percentage (1)	9.4%	(6.2)%	15.6%
Selling, general and administrative expense	10,545	10,894	(349)	(3.2)%
Other expense (income), net	(1,251)	251	(1,502)	598.4%
Operating income (loss)	2,321	(17,309)	19,630	113.4%
Interest expense, net	9,358	1,350	8,008	593.2%
Non-operating other expense, net	231	1,956	(1,725)	(88.2)%
Benefit for income taxes	(1,282)	(4,850)	3,568	(73.6)%
Loss from continuing operations	(5,986)	(15,765)	9,779	(62.0)%

Additions to property, plant and equipment:	$7,628	$94,147	$(86,519)	(91.9)%

Depreciation, depletion and amortization of property, plant and equipment:	$17,115	$10,590	$6,525	61.6%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	157,784	94,306	63,478	67%
HDAN	91,171	54,548	36,623	67%
Ammonia	44,242	36,644	7,598	21%
Other	4,911	4,738	173	4%
Total	298,108	190,236	107,872	57%

	Three Months Ended March 31,			Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$161	$192	$(31)	(16)%
HDAN	$222	$281	$(59)	(21)%
Ammonia	$317	$342	$(25)	(7)%

With respect to sales of Industrial, Mining and Other Chemical Products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	129,589	124,501	5,088	4%
Nitric Acid - All Other	29,128	16,029	13,099	82%
LDAN/HDAN	20,214	19,562	652	3%
AN Solution	12,304	22,427	(10,123)	(45)%
Ammonia	43,924	7,673	36,251	472%
Total	235,159	190,192	44,967	24%

Net Sales

Our first quarter 2017 agricultural sales were higher due to increased sales volume for UAN, HDAN and ammonia largely offset by lower average prices for these products. Industrial sales and mining sales both were lower due to lower selling prices partially offset by overall higher sales volume.

•

Agricultural products sales increased, driven primarily by higher sales volume of UAN, HDAN and ammonia.  The impact from the sales volume increase was largely offset by lower average selling prices of nitrogen based fertilizers. The increase in sales volume was primarily the result of improved on-stream rates/production, broadening our distribution of HDAN to new markets and customers and an earlier start of the spring fertilizer season.  The lower average selling prices were due primarily to lower average commodity prices and the nitrogen production capacity being added globally, and in North America specifically, that created uncertainty on the ability of producers to efficiently distribute the additional production.

•

Industrial acids and other chemical products sales increased as a result of strong industrial ammonia sales at our El Dorado Facility with high plant on-stream rates (no production in the first quarter of 2016).  In addition, nitric acid sales from El Dorado are continuing to expand and sales were significantly higher compared to the first quarter of 2016, although at lower net prices due to longer shipping distances.

•	Mining products sales decreased primarily as the result of lower sales volume of AN solution from our Cherokee Facility as demand from our customers remains suppressed by overall market conditions.
•	Other products consist of natural gas sales from our working interests in certain natural gas properties and sales of industrial machinery and related components.

Gross Profit (Loss)

As noted in the table above, we recognized a gross profit of $11.6 million for the first quarter of 2017 compared to a gross loss of $6.2 million in the first quarter of 2016, or an increase of $17.8 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improved through:

•	a reduction in our feedstock costs at our El Dorado Facility as it produced ammonia from natural gas in the first quarter of 2017 versus purchasing ammonia in the first quarter of 2016;
•	a reduction in fixed plant expenses; and
•	improved absorption of fixed costs from improved on-stream rates.

In addition, during the first quarter of 2016, we incurred a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes from fixing the assessed value for our El Dorado Facility. The increase in gross profit was partially offset by an increase in overall depreciation expense in the first quarter of 2017 as our new ammonia plant at our El Dorado facility is now in service and higher average natural gas feedstock cost at the Cherokee and Pryor Facilities.

Other expense (income), net

During the first quarter of 2017, a liability of approximately $1.4 million was extinguished and derecognized associated with a death benefit agreement as discussed in Note 5 to the Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense for the first quarter of 2017 was $9.4 million compared to $1.4 million for the same period in 2016.  The increase is due primarily to a reduction in capitalized interest of $9.9 million as the result of the completion of the El Dorado expansion project in the second quarter of 2016. In addition, interest expense decreased $1.8 million relating to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016.

Non-operating Other Expense, net

Non-operating other expense for the first quarter of 2017 was $0.2 million compared to $2.0 million for the same period in 2016, which primarily related to an unrealized loss from the change in fair value associated with the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes from continuing operations for the first quarter of 2017 was $1.3 million compared to $4.9 million for the same period in 2016.  The resulting effective tax rate for the first quarters of 2017 and 2016 was 18% and 24%, respectively.  For the first quarter of 2017, the effective tax rate is significantly less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

Income from Discontinued Operations, net of taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For the first quarter of 2016, income from discontinued operations was $0.8 million, net of a tax provision of $4.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our continuing cash flow activities for the first quarter of 2017:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $7.8 million primarily as the result of a net loss of $6.0 million plus adjustments of $15.6 million primarily relating to depreciation, depletion and amortization of PP&E and net cash used of $1.8 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $13.4 million primarily for expenditures for PP&E.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $8.1 million and primarily for payments on long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	March 31,	December 31,
	2017	2016
	(In Millions)
Cash and cash equivalents	$45.0	$60.0
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019	375.0	375.0
Secured Promissory Note due 2017	4.7	6.5
Secured Promissory Note due 2019	8.9	9.2
Secured Promissory Note due 2021	13.5	14.3
Secured Promissory Note due 2023	18.2	18.6
Other	3.8	4.2
Unamortized discount and debt issuance costs	(6.9)	(7.6)
Total long-term debt, including current portion, net	$417.2	$420.2
Series E and F redeemable preferred stock (1)	$152.2	$145.0
Total stockholders' equity	$481.6	$492.5

(1)	Liquidation preference of $167.3 million as of March 31, 2017.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of March 31, 2017, our Working Capital Revolver Loan was undrawn and had approximately $44.9 million of availability.

We have planned capital additions (including capital additions associated with the planned Turnaround at our Pryor Facility) of approximately $22 million to $27 million for the remainder of 2017 for a total in 2017 of approximately $30 million to $35 million (which includes approximately $4 million for maintaining and enhancing safety and reliability). They do not include any capital spending to increase capacity.

We believe that the combination of our cash on hand, the availability on our revolving credit facility as discussed below under “Loan Agreements and Redeemable Preferred Stock,” and our cash from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.  In addition, as discussed above under “Key Initiatives for 2017”, we are in the process of selling certain non-core assets for a total of approximately $15 million to $20 million of net cash proceeds (net of any debt outstanding against these assets).

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements” and in Note 7-Long-Term Debt, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of March 31, 2017, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 - LSB has $375 million aggregate principal amount of the 8.5% Senior Secured Notes currently outstanding.  Interest is to be paid semiannually on February 1st and August 1st.

Secured Promissory Note due 2017 – Zena is party to a secured promissory note due December 1, 2017. Principal and interest are payable in monthly installments. Interest is based on the LIBOR rate plus 300 basis points. This promissory note is secured by certain working interests and related properties and proceeds and is guaranteed by LSB.

Secured Promissory Note due 2019 - EDC is party to a secured promissory note due June 29, 2019. This promissory note bears interest at the annual rate of 5.73%. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.  This promissory note is secured by the cogeneration facility equipment and is guaranteed by LSB.

Secured Promissory Note due 2021 - EDC is party to a secured promissory note due March 26, 2021. This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments. This promissory note is secured by a natural gas pipeline at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2023 - El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - Effective January 17, 2017, LSB and certain of its subsidiaries entered into the Third Amended and Restated Loan and Security Agreement (the “Working Capital Revolver Loan Amendment”), which amends and restates the existing working capital revolver (as so amended and restated, the “Working Capital Revolver Loan”) as discussed in Note 7-Long-Term Debt. At March 31, 2017, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $44.9 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At March 31, 2017, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

As of March 31, 2017, the aggregate liquidation preference (par value plus accrued dividends) was $167.3 million.

Capital Additions – First Quarter of 2017

Capital additions during the first quarter of 2017 primarily related to PP&E of $7.6 million (which additions includes approximately $0.2 million associated with maintaining compliance with environmental laws, regulations and guidelines). The capital additions were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital additions.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $1.1 million during the first quarter of 2017 in connection with environmental projects.  For the remainder of 2017, we expect to incur expenses ranging from $2.9 million to $3.3 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. The current semi-annual compounded dividend is approximately $79.21 per share for the current aggregate semi-annual dividend of $11.1 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2017, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $27.6 million.

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

As of March 31, 2017, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.5 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

We believe fertilizer products sold to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are not.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of our agricultural products are distributed.  As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet demand for our products.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2017, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2017.

New Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2016 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 included in this Form 10-Q and the lawsuit styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 8.

We are considering selling certain non-core assets (total net book value of approximately $44 million). Due to the nature of some of these assets, there may be a limited market.  As a result, and depending on appraisals obtained and offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales of assets in the near term.

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, the remaining accretion could accelerate if the expected redemption date is earlier than August 2, 2019.

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2017 could change in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our 2016 Form 10-K, we had certain contractual obligations as of December 31, 2016, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,
•	Series E Redeemable Preferred,

•	dividends accrued on Series E Redeemable Preferred,
•	interest payments on long-term debt,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment,
•	firm purchase commitments and,
•	other contractual obligations.

During the first quarter of 2017, we entered into contracts to purchase natural gas. As of March 31, 2017, our contracts to purchase natural gas totaled 1.2 million MMBtu through June 2017, which contracts are included in the discussion in Note 8.  In addition, we amended our working capital revolver loan agreement as discussed above under “Liquidity and Capital Resources” and in Note 7 and in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas, and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At March 31, 2017, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At March 31, 2017, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2017, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $22.9 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2017, at the reasonable assurance level.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy;
•	changes in domestic fertilizer production;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to entering into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;

•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of certain precious metals, natural gas, and ammonia;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with drilling natural gas wells;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	uncertainties in estimating natural gas reserves;
•	volatility of natural gas prices;
•	weather conditions;

•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2016.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

DOJ	-	The U.S. Department of Justice.

DEF	-	Diesel Exhaust Fluid.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

MMBtu	-	Million Metric British thermal units.

NOV	-	Notice of Violation

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Project	-	A greenhouse reduction project being performed at our Baytown Facility.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

Senior Secured Notes Indenture	-

The Original 7.75% Indenture Agreement, dated as of August 7, 2013, governing the 7.75% Senior Secured Notes, together with the First Supplemental Indenture to the Original 7.75% Indenture, dated as of September 7, 2016.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016, to the Original 7.75% Indenture.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

Warrant	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10 which was held by LSB Funding LLC.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Working Capital Revolver Loan Amendment	-	The senior secured revolving credit facility, amended effective January 17, 2016.

Zena	-	Zena Energy L.L.C., a subsidiary of the Company.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2016 Form 10-K, filed with the SEC on February 27, 2017, for our discussion regarding risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

10.1(a)	Termination Letter dated March 8, 2017 of Continuation Agreement dated April 1, 1981, as amended July 15, 1982, May 1, 1991 and March 1, 1993 by and between Jack E, Golsen and LSB Industries, Inc.

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 24th day of April 2017.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)