Form 10-Q
period 2017-06-30
LSB INDUSTRIES INC
filed 2017-07-25
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,405,103 shares as of July 21, 2017.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2017 is unaudited)

	June 30,	December 31,
	2017	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$67,213	$60,017
Accounts receivable, net	51,013	51,299
Inventories:
Finished goods	15,910	19,036
Raw materials	1,377	3,903
Total inventories	17,287	22,939
Supplies, prepaid items and other:
Prepaid insurance	5,057	11,217
Precious metals	8,806	8,648
Supplies	26,261	24,100
Prepaid and refundable income taxes	2,233	1,193
Other	1,886	1,733
Total supplies, prepaid items and other	44,243	46,891
Total current assets	179,756	181,146

Property, plant and equipment, net	1,036,758	1,078,958

Intangible and other assets, net	9,083	10,316

	$1,225,597	$1,270,420

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2017 is unaudited)

	June 30,	December 31,
	2017	2016
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,200	$54,246
Short-term financing	2,622	8,218
Accrued and other liabilities	32,156	44,037
Current portion of long-term debt	9,622	13,745
Total current liabilities	93,600	120,246

Long-term debt, net	401,889	406,475

Noncurrent accrued and other liabilities	13,075	12,326

Deferred income taxes	88,768	93,831

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $173,113,000 ($161,788,000 at December 31, 2016)	159,571	145,029
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	194,009	192,172
Retained earnings	287,800	314,301
	487,937	512,601
Less treasury stock, at cost:
Common stock, 2,875,582 shares (3,004,855 shares at December 31, 2016)	19,243	20,088
Total stockholders' equity	468,694	492,513
	$1,225,597	$1,270,420

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30,		June 30,
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
	(In Thousands, Except Per Share Amounts)
Net sales	$122,853	$109,982	$246,197	$208,954
Cost of sales	111,513	107,853	223,242	212,989
Gross profit (loss)	11,340	2,129	22,955	(4,035)

Selling, general and administrative expense	8,232	10,874	18,777	21,768
Other expense, net	3,406	138	2,155	389
Operating income (loss)	(298)	(8,883)	2,023	(26,192)

Interest expense, net	9,292	6,446	18,650	7,796
Non-operating other expense (income), net	204	(3,970)	435	(2,014)
Loss from continuing operations before benefit for income taxes	(9,794)	(11,359)	(17,062)	(31,974)
Benefit for income taxes	(2,761)	(3,671)	(4,043)	(8,521)
Loss from continuing operations	(7,033)	(7,688)	(13,019)	(23,453)

Income from discontinued operations, including taxes	—	22,779	—	23,603
Net income (loss)	(7,033)	15,091	(13,019)	150

Dividends on convertible preferred stocks	75	75	150	150
Dividends on Series E redeemable preferred stock	5,789	7,629	11,325	14,979
Accretion of Series E redeemable preferred stock	1,618	2,241	3,217	4,484
Net income attributable to participating securities	—	91	—	—
Net income (loss) attributable to common stockholders	$(14,515)	$5,055	$(27,711)	$(19,463)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(0.53)	$(0.70)	$(1.02)	$(1.81)
Income from discontinued operations, including taxes	—	0.90	—	0.99
Net income (loss)	$(0.53)	$0.20	$(1.02)	$(0.82)

Diluted:
Loss from continuing operations	$(0.53)	$(0.70)	$(1.02)	$(1.81)
Income from discontinued operations, including taxes	—	0.90	—	0.99
Net income (loss)	$(0.53)	$0.20	$(1.02)	$(0.82)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Six Months Ended June 30, 2017

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2016	31,281	(3,005)	$3,000	$3,128	$192,172	$314,301	$(20,088)	$492,513
Cumulative effect of change in accounting principle						1,060		1,060
Net loss						(13,019)		(13,019)
Dividend accrued on redeemable preferred stock						(11,325)		(11,325)
Accretion of redeemable preferred stock						(3,217)		(3,217)
Stock-based compensation					2,748			2,748
Issuance of restricted stock, net		130			(911)		845	(66)
Balance at June 30, 2017	31,281	(2,875)	$3,000	$3,128	$194,009	$287,800	$(19,243)	$468,694

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(13,019)	$150
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, including taxes	—	(23,603)
Deferred income taxes	(4,004)	(8,633)
Loss on sales of a business and other property and equipment	4,158	660
Depreciation, depletion and amortization of property, plant and equipment	34,162	24,618
Other	2,870	615
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(8,243)	(4,233)
Inventories	7,760	7,352
Prepaid insurance	6,160	4,566
Prepaid and accrued income taxes	(1,040)	(576)
Other supplies, prepaid items and other	(2,471)	(561)
Accounts payable	(2,364)	17,664
Other current and noncurrent liabilities	(1,028)	6,225
Net cash provided by continuing operating activities	22,941	24,244

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(16,362)	(170,057)
Net proceeds from sale of a business and other property and equipment	18,842	78
Other investing activities	952	980
Net cash provided (used) by continuing investing activities	3,432	(168,999)

Cash flows from continuing financing activities
Proceeds from revolving debt facility	—	55,907
Payments on revolving debt facility	—	(25,000)
Proceeds from other long-term debt, net of fees	—	14,751
Payments on other long-term debt	(10,653)	(7,639)
Payments of debt issuance costs	(90)	(543)
Payments of issuance costs relating to preferred stocks and warrants	—	(785)
Payments on short-term financing	(6,522)	(4,783)
Proceeds from exercises of stock options	—	371
Other financing activities	(67)	—
Net cash provided (used) by continuing financing activities	(17,332)	32,279
Cash flows of discontinued operations:
Net cash provided (used) by operating activities	(1,714)	10,512
Net cash used by investing activities	—	(1,025)
Net cash used by financing activities	(131)	(1,370)
Net cash provided (used) by discontinued operations	(1,845)	8,117
Net increase (decrease) in cash and cash equivalents	7,196	(104,359)

Cash and cash equivalents at beginning of period	60,017	127,195
Cash and cash equivalents at end of period	$67,213	$22,836

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

Basis of Consolidation - LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

On May 11, 2017, Zena Energy L.L.C. (“Zena”), which is an indirect, wholly owned subsidiary of LSB, entered into a purchase and sale agreement with BKV Chelsea, LLC, (“BKV”).  Under the terms of the purchase and sale agreement, Zena agreed to sell to BKV substantially all of its assets, including Zena’s right, title, and interest in all of its oil and natural gas properties (the “Properties”) located in Wyoming County, Pennsylvania for a purchase price of approximately $16.3 million, subject to customary post-closing adjustments, which sale was completed on June 26, 2017.   As a result, we recognized a loss on the sale of approximately $4.0 million which is included in operating other expense. The carrying value of the assets sold was approximately $20.0 million and was included in plant, property and equipment (“PP&E”) at December 31, 2016.  Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) was used to repay the remaining outstanding balance of a promissory note, which was secured by the Properties.

Zena’s prior ownership of working interests in natural gas properties was accounted for as an undivided interest, whereby we reflected our proportionate share of the underlying assets, liabilities, revenues and expenses. The working interest represented our share of the costs and expenses incurred primarily to develop the underlying leaseholds and to produce natural gas while the net revenue interest represented our share of the revenues from the sale of natural gas.  The net revenue interest was less than the working interest as the result of royalty interest due to others. We were not the operator of these natural gas properties.

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months periods ended June 30, 2017 and 2016 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Inventories - Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs. On January 1, 2017, we adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory as discussed below in “Recently Issued Accounting Pronouncements”.

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

During the second quarter of 2017, we recognized a recovery of precious metals of approximately $2.9 million, which recovery is classified as a reduction to cost of sales.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

We have performed a preliminary review of a majority of our contracts with customers with significant sales in 2016.  Most of these contracts are short-term (have been completed or will be completed before the effective date); however, we do have certain long-term sales contracts that may be affected by the new requirements.  In addition, although most of our revenue stream relates to the sale of chemical products, we have identified additional smaller revenue streams, such as performing various services, and rental income.  A contract review process has been implemented to obtain and review our new or amended contracts for analysis for adopting this ASU.  We are currently designing and developing changes to our processes, systems and controls to improve the ability to access, analyze, classify and account for our contracts.  In addition, we are designing a process to identify, store and access data needed for the new disclosure requirements.

We are developing a preliminary accounting policy and the methodology of identifying performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation for the contacts that will be affected.  We plan to elect an accounting policy to account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfil the promise to transfer the good to the customer. We also plan to elect an accounting policy to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction and collected by us from a customer.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. We adopted this guidance on January 1, 2017.  Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement. As required, this change was applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements.

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

Under the new guidance, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. In addition, cash paid by an employer to taxing authorities when the employer directly withholds shares for tax withholding purposes is to be reported as financing activities. These changes were applied on a retrospective basis, but did not impact the statement of cash flows for the six months ended June 30, 2016.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis for all periods presented.  We plan to adopt this ASU on January 1, 2018. Upon adoption of this new ASU, we anticipate the removal of the presentation of cash flow activities relating to current and noncurrent restricted cash and cash equivalents from our statement of cash flows for 2016.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations

On July 1, 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of the stock purchase agreement. Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account. In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services, which services have been completed.  At June 30, 2017 and December 31, 2016, our accounts receivable includes approximately $2.7 million representing an indemnity escrow balance. Additionally, at June 30, 2017 and December 31, 2016, our current and noncurrent accrued and other liabilities include approximately $3.7 million and $5.5 million, respectively, relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

Summarized results of discontinued operations are as follows for:

	June 30,	June 30,
	Three Months Ended	Six Months Ended
	2016	2016
	(In Thousands)

Net sales	$71,982	$138,609
Cost of sales	47,724	93,178
Selling, general and administrative expense	17,301	32,719
Transaction costs	1,985	2,535
Other expense (income), net	(25)	117
Income from operations of discontinued operations	4,997	10,060
Benefit for income taxes (1)	(17,782)	(13,543)
Income from discontinued operations, including taxes	$22,779	$23,603

(1)

The structure of the Climate Control Business sale will allow for additional tax basis to be recovered than was previously recorded as a deferred tax asset. The tax benefit associated with this additional tax basis was recorded in discontinued operations in the second quarter of 2016 consistent with the period the Climate Control Business subsidiaries were designated as held for sale.

Summarized condensed cash flow information of discontinued operations is as follows for the six months ended June 30, 2016 (in thousands):

Deferred income taxes	$(12,809)
Depreciation and amortization of property, plant and equipment	$1,607
Stock-based compensation	$573
Expenditures for property, plant and equipment	$273
Software and software development costs	$675

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$(7,033)	$15,091	$(13,019)	$150
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(5,789)	(7,629)	(11,325)	(14,979)
Dividend requirements on Series B Preferred	(60)	(60)	(120)	(120)
Dividend requirements on Series D Preferred	(15)	(15)	(30)	(30)
Accretion of Series E Redeemable Preferred	(1,618)	(2,241)	(3,217)	(4,484)
Net income attributable to participating securities	—	(91)	—	—
Numerator for basic and dilutive net income (loss) per common share - net income (loss) attributable to common stockholders	$(14,515)	$5,055	$(27,711)	$(19,463)

Denominator:
Denominator for basic and dilutive net income (loss) per common share - adjusted weighted-average shares (1)	27,249,304	25,240,224	27,248,682	23,822,768

Basic net income (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.70)	$(1.02)	$(1.81)
Income from discontinued operations, net of taxes	—	0.90	—	0.99
Net income (loss)	$(0.53)	$0.20	$(1.02)	$(0.82)

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.53)	$(0.70)	$(1.02)	$(1.81)
Income from discontinued operations, net of taxes	—	0.90	—	0.99
Net income (loss)	$(0.53)	$0.20	$(1.02)	$(0.82)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Restricted stock and stock units	1,195,560	989,484	1,156,493	911,563
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	456,225	303,646	456,225
Stock options	217,608	517,273	218,309	538,220
	2,633,480	2,879,648	2,595,114	2,822,674

Note 4: Inventories

At June 30, 2017 and December 31, 2016, because costs exceeded the net realizable value, inventory adjustments were $870,000 and $2,977,000, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2017	2016
	(In Thousands)
Accrued interest	$13,411	$13,425
Deferred revenue	7,872	5,757
Accrued payroll and benefits	4,177	4,696
Accrued liabilities associated with discontinued operations	3,680	5,498
Series E Redeemable Preferred - embedded derivative	3,137	2,557
Accrued death and other executive benefits	2,751	4,207
Customer deposits	1,475	2,506
Other	8,728	17,717
	45,231	56,363
Less noncurrent portion	13,075	12,326
Current portion of accrued and other liabilities	$32,156	$44,037

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our chemical facilities, including the disposal of waste water generated at certain of these facilities.  Additionally, we have certain chemical facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and these facilities have an indefinite expected life.  As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  As the result of the sale of Zena’s working interests in certain natural gas properties discussed in Note 1, our previously recognized AROs of approximately $193,000 associated with the obligation to plug and abandon wells were extinguished and derecognized with the offset included in the net loss on the sale of a business classified as operating other expense.   At June 30, 2017 and December 31, 2016, our accrued liability for AROs was $116,000 and $546,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2017	2016
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.75% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	375,000
Secured Promissory Note due 2017 (C)	—	6,566
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	8,667	9,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	12,786	14,272
Secured Promissory Note due 2023, with a current interest rate of 5.31% (F)	17,655	18,645
Other, with a current weighted-average interest rate of 4.53%, most of which is secured primarily by machinery and equipment	3,553	4,185
Unamortized discount and debt issuance costs	(6,150)	(7,615)
	411,511	420,220
Less current portion of long-term debt, net	9,622	13,745
Long-term debt due after one year, net	$401,889	$406,475

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), as amended in January 2017, provides advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At June 30, 2017, our available borrowings under our Working Capital Revolver Loan were approximately $40.8 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of our Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to the Springing Maturity Date.  The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain (a) with respect to relevant periods ending on or prior to September 30, 2017, a minimum EBITDA in the amount set forth in the Working Capital Revolver Loan Amendment and (b) with respect to relevant periods ending after September 30, 2017, a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

(B) The Senior Secured Notes mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.  In September 2016, we entered into the First Supplemental Indenture to the original Indenture (the “Original 7.75 Indenture”) that, among other things, increased the annual interest rate to 8.5% from 7.75%, effective August 1, 2016.

(C) Concurrently with the closing of the purchase and sale agreement discussed in Note 1, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies

Natural Gas Purchase Commitments – At June 30, 2017, we did not have any natural gas contracts with volume purchase commitments with fixed costs.

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

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We did not operate the natural gas wells where we previously owned a working interest and compliance with Environmental and Health Laws was controlled by others.  We are responsible for our working interest proportionate share of the costs involved.   As of June 30, 2017, our accrued liabilities for environmental matters totaled $154,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 – Asset Retirement Obligations.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010. At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of June 30, 2017.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2017, in connection with this matter.

2. Air Matters

PCC has been advised by the ODEQ that the agency is conducting an investigation into whether the Pryor Facility is in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  PCC is cooperating with the ODEQ in connection with this ongoing investigation. As of June 30, 2017, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of June 30, 2017.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2017, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2017.

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

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At June 30, 2017 and December 31, 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the Indenture Amendments in connection with the previously reported redemption of a portion of our Senior Secured Notes and the redemption of the portion of Series E Redeemable Preferred, we estimate that the contingent redemption feature has no fair value at June 30, 2017 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At June 30, 2017 and December 31, 2016, the fair value of the participation rights was based on the equivalent of 303,646 shares of our common stock at $10.33 and $8.42 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At June 30, 2017 and December 31, 2016, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At June 30, 2017 and December 31, 2016, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At June 30, 2017 and December 31, 2016, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

The following details our liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

		Fair Value Measurements at June 30, 2017 Using
Description (1)	Total Fair Value at June 30, 2017	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2016
	(In Thousands)
Liabilities - Current and noncurrent accrued and other liabilities:
Embedded derivative	(3,137)	—	—	(3,137)	(2,557)
Foreign exchange contracts	—	—	—	—	(1)
Total	$(3,137)	$—	$—	$(3,137)	$(2,558)
(1)	There were no assets that were measured at fair value on a recurring basis at June 30, 2017 or December 31, 2016.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below. As the result of entering into the stock purchase agreement relating to the sale of the Climate Control Business in 2016 as discussed in Note 2, the valuation of the embedded derivative transferred from Level 2 to Level 3 since the probability increased relating to contingent redemption features requiring the use of significant unobservable inputs. The classification transfer of this derivative was deemed to occur at the beginning of the second quarter of 2016.  In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In Thousands)
Beginning balance	$867	$1,214	$(3,715)	$(1,214)	$—	$1,154	$(2,557)	$(1,154)
Transfers into Level 3	—	—	—	(5,817)	—	—	—	(5,817)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	—	—	(109)	4,209	867	60	(1,267)	4,149
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	(867)	(1,208)	—	—	(867)	(1,208)	—	—
Settlements	—	—	687	951	—	—	687	951
Ending balance	$—	$6	$(3,137)	$(1,871)	$—	$6	$(3,137)	$(1,871)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$—	$(289)	$3,952	$—	$60	(580)	$1,383

Net gains (losses) included in continuing operating results and the statement of operations classifications are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$—	$80	$—	$63
Cost of sales - Undesignated foreign exchange contracts	—	(7)	—	6
Other income - Carbon credits	—	257	867	317
Other expense - Contractual obligations relating to carbon credits	180	—	(687)	(60)
Non-operating other expense - embedded derivative	(289)	3,952	(580)	1,443
Total net gains (losses) included in operating results	$(109)	$4,282	$(400)	$1,769

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At June 30, 2017 and December 31, 2016, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	June 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$375	$380	$375	$356

(1)	Based on a quoted price of 101.25 at June 30, 2017 and 94.88 at December 31, 2016.

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

Note 10: Income Taxes

Benefit for income taxes from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	1	24	(39)	112
Total Current	$1	$24	$(39)	$112

Deferred:
Federal	$(2,558)	$(3,572)	$(3,770)	$(8,831)
State	(204)	(123)	(234)	198
Total Deferred	$(2,762)	$(3,695)	$(4,004)	$(8,633)
Benefit for income taxes	$(2,761)	$(3,671)	$(4,043)	$(8,521)

For the three and six months ended June 30, 2017 and 2016, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2017 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state NOL carryforwards to be recorded during 2017 will be approximately $7.8 million.

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

The tax benefit from continuing operations for the six months ended June 30, 2017 was $4.0 million (24% of pre-tax loss) and the tax benefit for the six months ended June 30, 2016 was $8.5 million (27% of pre-tax loss).  For the first six months of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with the state NOL carryforwards.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2013-2015 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

Note 11. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of June 30, 2017.  Dividends accrue semi-annually in arrears and are compounded.

As discussed in Note 9, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

As of June 30, 2017, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2016	139,768	$145,029
Accretion relating to liquidation preference on preferred stock	—	2,261
Accretion for discount and issuance costs on preferred stock	—	956
Accumulated dividends	—	11,325
Balance at June 30, 2017	139,768	$159,571

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Related Party Transactions

As the result of Jack E. Golsen, the Executive Chairman of our Board of Directors (the “Board”), informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with Mr. Golsen beyond its current term expiring on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms of the Employment Agreement, delivered a notice of non-renewal to Mr. Golsen. Mr. Golsen will remain a member of the Board and, following the Retirement Date, will have the title of Chairman Emeritus.

On June 30, 2017, we entered into a transition agreement (the “Transition Agreement”) with Mr. Golsen that will commence on January 1, 2018 and end upon the earlier of his death or a change in control as defined in the Transition Agreement. During the term, Mr. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we will also reimburse Mr. Golsen for his cost of certain medical insurance coverage until his death. Effective as of the Retirement Date, our existing severance agreement with Mr. Golsen will terminate. In consideration for his services, including as Chairman Emeritus, we will pay Mr. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control that occurs prior to his death.

During the first quarter of 2017, a death benefit agreement with Mr. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1,400,000 for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as other income for the six months ended June 30, 2017.

No dividends were declared during the first six months of 2017 or 2016.  At June 30, 2017, accumulated dividends on the Series B and Series D Preferred totaled approximately $453,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

Note 13: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2017	2016
	(In Thousands)
Cash payments for:
Income taxes, net	$1,040	$380
Noncash continuing investing and financing activities:
Accounts payable and accrued liabilities associated with additions of property, plant and equipment	$13,967	$34,681
Long-term debt associated with additions of capitalized internal-use software and software development	$—	$759
Dividends accrued on Series E Redeemable Preferred	$11,325	$14,979
Accretion of Series E Redeemable Preferred	$3,217	$4,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2017 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects the results of continuing operations, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Initiatives for 2017

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make: (1) upgrades to the operations teams at our chemical facilities; (2) investments of capital to enhance the reliability of each of our plants at each facility to reduce unplanned outages, unplanned downtime, and the frequency of planned Turnarounds; and (3) continued efforts to focus on safety and efficiency throughout our operations.

•

Broadening the distribution of our AN and Nitric Acid products.  Given the reduction in our LDAN sales from the declining use of coal, we have expanded our overall sales of HDAN through several marketing initiatives that have broadened our addressable market.  Those initiatives include, storing and distributing HDAN at our Pryor and Cherokee Facilities and selling to new markets and customers out of those facilities.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products in North America.

•

Reducing and controlling our cost structure.   In 2016, we put in place SG&A expense reductions that will reduce annual SG&A by approximately $6 million. We have been realizing this benefit during the first half of 2017. In addition, we have enacted plant cost reductions at each manufacturing facility that has an annual aggregate savings of approximately $6 million that are being reflected in the first half of 2017. We continue to review our overall costs and believe that we will be able to further reduce costs in the second half of 2017.

•

Selling non-core assets. At the end of 2016, we had identified certain assets that are no longer necessary in the operations of our business, which a majority of those assets have been sold as discussed below under “Recent Developments.”  During the fourth quarter of 2016, we sold assets for a total of approximately $5.0 million and during the second quarter of 2017 we sold assets totaling $18.8 million.

•	Evaluate strategic initiatives for our business. See additional discussion under “Recent Developments.”

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the beneficial results that we expect or desire.

Recent Developments

Sale of Working Interests in Natural Gas Properties and Other Non-Core Assets

On May 11, 2017, Zena Energy L.L.C. (“Zena”), which is an indirect, wholly owned subsidiary of LSB, entered into a purchase and sale agreement with BKV Chelsea, LLC, (“BKV”).  Under the terms of the purchase and sale agreement, Zena agreed to sell to BKV substantially all of its assets, including Zena’s right, title, and interest in all of its oil and natural gas properties (the “Properties”) located in Wyoming County, Pennsylvania for a purchase price of approximately $16.3 million, subject to customary post-closing adjustments, which sale was completed on June 26, 2017. Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) was used to repay the remaining outstanding balance of a promissory note, which was secured by the Properties. As a result of the sale, we no longer own any material oil and natural gas assets.  During the second quarter of 2017, we also sold various other non-core assets. The total net proceeds from the sale of the Properties and other non-core assets was approximately $18.8 million.

Update on Strategic Alternatives Review

Because our Board has not been presented with a sale transaction that they feel is in the best interests of our shareholders, at this time, the Board has made a decision to terminate the sale process portion of its strategic review. The Board will, however, continue to work with its outside advisors on evaluating other strategic, financial and operational options.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 47% of our total net sales for the second quarter of 2017. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

One of the key factors that affects demand of our agricultural products is corn prices.  Changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices.  The World Agricultural Supply and Demand Estimates Report (“WASDE”), dated July 11, 2017, estimates that U.S. corn production for 2016/2017 was 15.1 billion bushels (unchanged from the April report), up 11% from 2015/2016 production, reflecting an increase in planted and harvested areas, in addition to higher yields per acre. The report estimates U.S. corn production for 2017/2018 will be 14.3 billion bushels, down 6% from 2016/2017 production reflecting a decrease in planted and harvested acres.  The yield per acre is also lower at 170.7 bushels per acre for 2017/2018 compared to 174.6 bushels per acre for 2016/2017. Additionally, this report estimates world corn ending stocks for 2016/2017 at 227.5 million tons (an increase of 4.5 million tons from the April report).  Estimates of the world corn ending stocks for 2017/2018 are projected at 200.8 million tons, a decrease over 2016/2017 ending stocks of approximately 12% and U.S. corn ending stocks of 53.6 million tons, a decrease of 6.6 million tons or approximately 11% over the prior year.  The USDA Acreage report, released in June 2017, estimates that U.S. growers will plant 90.9 million acres of corn in 2017 (an increase of 0.9 million acres from the March report), a decrease of approximately 3.1 million acres from the previous year.

Given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market perceived that low natural gas prices would continue. That belief, combined with favorable fertilizer pricing, led to the announcement of numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities. Since those announcements, fertilizer prices have declined and many of the announced expansions and new nitrogen chemical facilities have been cancelled.  However, approximately 5 million tons of annual ammonia production capacity has either been added or are expected to be added by the end of 2017. Ammonia production in North America is expected to increase from approximately 15 million tons annually to approximately 20 million tons annually, replacing most of the ammonia that has been imported into North America to cover the total annual demand of approximately 21 million tons. Additional domestic supply of ammonia will likely also change the physical flow of ammonia in North America. However, since most of the added domestic ammonia production will likely come with additional production capacity for upgraded nitrogen products (Urea, UAN and DEF), North America will likely continue to import between 2 million to 3 million tons of ammonia annually.  All of this has created uncertainty in the fertilizer markets and has put pressure on all fertilizer prices in North America during the first half of 2017, which we expect to continue through the remainder of 2017.

Industrial

Sales of our industrial products were approximately 43% of our total net sales for the second quarter of 2017.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 8% of our total net sales for the second quarter of 2017.  Our mining products are LDAN and AN solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the U.S. Energy Information Administration (“EIA”) on July 11, 2017, annual coal production in the U.S. for the full year of 2016 was down approximately 19% from 2015 levels and at its lowest levels since 1978, continuing an eight-year decline.  EIA is forecasting an 8% increase in U.S. coal production due to an increase in demand from coal-fired electricity generation in 2017 and remaining relatively unchanged in 2018 due to higher expected natural gas prices.  As reported, the EIA expects the average price for natural gas (Henry Hub) to increase 10% in 2018 compared to the estimated average price for 2017.  We believe that coal production in the U.S. continues to face challenges from natural gas usage and renewable energy.  While we believe our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN and AN Solution.  Although recent changes in U.S federal policies are expected to be favorable to the coal and construction industries, we do not expect a significant increase in our mining business in the near term, due in part, to the current natural gas prices.

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

Natural Gas Prices

Natural gas is the primary feedstock used to produce nitrogen fertilizers at our manufacturing facilities.  In recent years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers has been positively affected.

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

	Three Months Ended
	June 30,
	2017	2016
Natural gas volumes (MMBtu in millions) (1)	7	5
Natural gas average cost per MMBtu	$3.09	$2.34

(1)	The increase in volume is attributed to the new ammonia plant at the El Dorado Facility which was in the startup process during the second quarter of 2016.

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

For 2017, we had one planned Turnaround, which was previously planned for the fourth quarter of 2017 but was performed during July at the Pryor Facility due to unplanned downtime caused by a power failure. Given that the facility was already down and considering the low agricultural selling price environment, and other maintenance that needed to be completed, we elected to pull forward the Turnaround. Total downtime for the Turnaround was 17 days.

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

Consolidated Results of the Second Quarter of 2017

Our consolidated net sales for the second quarter of 2017 were $122.9 million compared to $110.0 million for the same period in 2016. Our consolidated operating loss was $0.3 million compared to a consolidated operating loss of $8.9 million for the same period in 2016.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

On-Stream Rates and Additional Ammonia Sales Volume

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products. It is a key operating metric that we use to manage our business. On-stream rates do not include the impact of Turnarounds.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  At our Cherokee Facility, the on-stream rate was 100% for our ammonia plant for the second quarters of 2017 and 2016. We expect on-stream rates to average a minimum of 95% for the remainder of 2017.

At our Pryor Facility, the on-stream rate for the second quarter of 2017 for our ammonia plant was 78% compared to 96% for the same period of 2016.  The decrease in the current period on-stream rate was caused by a lightning strike causing a loss of power to the facility and 16 days of unplanned downtime.  In July, the Pryor Facility experienced an additional electrical outage shutting the facility down.  As the facility was already down and considering the low selling price environment for our agricultural products, and other maintenance needing to be completed, the election was made to complete the Turnaround previously scheduled for the fourth quarter at this time.  This Turnaround was completed on July 21st.  We expect on-stream rates to average approximately 92% for the remainder of 2017.

The El Dorado Facility’s ammonia plant began production in mid-2016.  It is typical for newly operated plants that are in production to go through a period of optimization (Shakedown) that may require the plant to be taken out of operation for a period of time.  Our reported 2016 on-stream rate for the ammonia plant at El Dorado was 64%.  However, since going into operation, the on-stream rate has steadily improved on a quarterly basis with the on-stream rate for the fourth quarter of 73%. The on-stream rate continued to improve in the first quarter of 2017 to 90% and slightly declined to 87% for the second quarter of 2017.  The decrease in the on-stream rate was due to 12 days of unplanned downtime during which we performed proactive adjustments to allow for the facility to operate at higher daily production on a sustained basis.  We believe that the ammonia plant will operate at an average on-stream rate of approximately 95% for the remainder of 2017. The plant produces ammonia at a daily production rate of approximately 1,350 tons per day, above its nameplate capacity of 1,150 tons per day.

Because of the improving ammonia production at the El Dorado Facility despite the 12 days of unplanned downtime noted above, during the second quarter of 2017 we sold approximately 53,000 tons of ammonia that were in excess of our internal needs at this facility.

Selling Prices

During the second quarter of 2017, selling prices for our agricultural products decreased significantly compared to the 2016 second quarter selling prices.  Average selling prices for our ammonia, UAN and HDAN decreased 21%, 14% and 5% respectively, compared to 2016 average selling prices for the same period. The decrease in ammonia selling prices was impacted by two of our competitors introducing new product capacity into the market resulting from recent facility expansion projects, which we expect this excess capacity to be absorbed by early 2018 based on these competitors’ disclosures.  The decrease in UAN and HDAN selling prices were caused by lower average commodity prices and the nitrogen production capacity being added globally, and in North America specifically, that created uncertainty on the ability of producers to efficiently distribute the additional production.

Depreciation Expense

During the second quarter of 2017 and 2016, depreciation expense was $17 million and $14 million, respectively.  The increase is primarily due to our El Dorado expansion project being completed and placed into service during the second quarter of 2016.

Debt and Interest Expense

During the second quarter of 2017 and 2016, interest expense was $9.3 million and $6.4 million, net of capitalized interest of $0.1 million and $5.0 million, respectively.  Interest was capitalized based upon construction in progress of the El Dorado expansion and certain other capital projects.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table contains certain financial information:

	Three Months Ended June 30,			Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$57,236	$60,258	$(3,022)	(5.0)%
Industrial acids and other chemical products	53,217	35,370	17,847	50.5%
Mining products	10,344	11,776	(1,432)	(12.2)%
Other products	2,056	2,578	(522)	(20.3)%
Total net sales	$122,853	$109,982	$12,871	11.7%

Gross profit	$11,340	$2,129	$9,211	432.6%
Gross profit percentage (1)	9.2%	1.9%	7.3%
Selling, general and administrative expense	8,232	10,874	(2,642)	(24.3)%
Other expense, net	3,406	138	3,268	2368.1%
Operating loss	(298)	(8,883)	8,585	(96.7)%
Interest expense, net	9,292	6,446	2,846	44.2%
Non-operating other expense (income), net	204	(3,970)	4,174	105.1%
Benefit for income taxes	(2,761)	(3,671)	910	(24.8)%
Loss from continuing operations	(7,033)	(7,688)	655	(8.5)%

Additions to property, plant and equipment:	$7,588	$46,258	$(38,670)	(83.6)%

Depreciation, depletion and amortization of property, plant and equipment:	$17,047	$14,028	$3,019	21.5%
(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	118,488	120,481	(1,993)	(2)%
HDAN	105,115	87,688	17,427	20%
Ammonia	12,248	18,657	(6,409)	(34)%
Other	12,829	11,237	1,592	14%
Total	248,680	238,063	10,617	4%

	Three Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$165	$192	$(27)	(14)%
HDAN	$252	$265	$(13)	(5)%
Ammonia	$307	$387	$(80)	(21)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	113,192	93,767	19,425	21%
Nitric Acid - All Other	24,806	21,361	3,445	16%
LDAN/HDAN	33,448	19,404	14,044	72%
AN Solution	10,352	25,251	(14,899)	(59)%
Ammonia	66,313	18,378	47,935	261%
Total	248,111	178,161	69,950	39%

Net Sales

Our second quarter 2017 agricultural sales were lower due to decreased UAN and ammonia average selling prices and sales volume for these agricultural products and unfavorable weather conditions partially offset by increased sales volume for HDAN, which experienced lower price erosion during the period.  Industrial sales were higher due to ammonia sales volume partially offset by lower selling prices. Mining sales were lower due to volume and selling price decreases.

•

Agricultural products sales decreased due to lower averages selling prices for ammonia, UAN and HDAN primarily as a result of lower average commodity prices and pricing pressures from North American ammonia inventory buildup and the nitrogen production capacity being added globally, and in North America specifically, that has created uncertainty on the ability of producers to efficiently distribute the additional production in addition to unfavorable weather conditions, which shortened the pre-plant application season.  The impact from the decrease in selling prices was partially offset by higher sales volume of HDAN as a result of broadening our distribution to new markets and customers.   Partially offsetting the HDAN sales volume increase were lower sales volumes of ammonia and UAN due primarily to increased import and domestic capacity and the unplanned downtime at our Pryor Facility which reduced UAN available for sale.

•

Industrial acids and other industrial chemical products sales increased as a result of strong industrial ammonia sales at our El Dorado Facility given the higher plant on-stream rates compared to the second quarter of 2016 and higher than nameplate daily production.  In addition, nitric acid sales from El Dorado are continuing to expand and sales volume was significantly higher compared to the same quarter of 2016, although at lower net prices due to longer shipping distances and stronger market competitive pressures.

•

Mining products sales decreased primarily as the result of lower sales volume of AN solution from our Cherokee Facility as demand from our customers remains suppressed by overall market conditions and stronger market competitive pressures.  Partially offsetting this decrease were increased sales volumes of LDAN from our El Dorado Facility.

•

Other products consist of natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017 and sales of industrial machinery and related components.

Gross Profit

As noted in the table above, we recognized a gross profit of $11.3 million for the second quarter of 2017 compared to $2.1 million in the second quarter of 2016, or an increase of $9.2 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improved primarily through:

•

a reduction in our feedstock and other operating costs at our El Dorado Facility as (i) this facility produced ammonia from natural gas in the second quarter of 2017 compared to purchasing ammonia during a portion of the second quarter of 2016 and (ii) costs associated with the start-up and commissioning activities performed on the ammonia plant during the second quarter of 2016 were not incurred in the second quarter of 2017;

•	a reduction in overall fixed plant expenses;
•	a recovery of precious metals of $2.9 million in the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment; and
•	improved absorption of fixed costs from improved on-stream rates at our Cherokee Facility.

The increase in gross profit was partially offset by an increase in overall depreciation expense of approximately $3.0 million primarily  as our new ammonia plant at our El Dorado facility was in the start-up and commissioning phase during the second quarter of 2016 and did not have a full quarter of depreciation.  In addition, higher average natural gas feedstock costs at the Cherokee and Pryor Facilities decreased gross profit.

Selling General and Administrative

Our SG&A expenses were $8.2 million for the second quarter of 2017, a decrease of $2.6 million compared to the same period in 2016.  The decrease was primarily driven by a $1.1 million reduction in compensation related cost, $0.7 million reduction in professional fees and $0.7 million reduction in insurance and other miscellaneous costs.

Other expense, net

Our net other expense was $3.4 million for the second quarter of 2017 (minimal for the same period of 2016) primarily consisting of a total net loss on the sale of our working interest of certain natural gas properties and other non-core assets.

Interest Expense, net

Interest expense for the second quarter of 2017 was $9.3 million compared to $6.4 million for the same period in 2016.  The net increase is due primarily to a reduction in capitalized interest of $4.9 million as the result of the completion of the El Dorado expansion project during the second quarter of 2016. This increase was partially offset by a decrease of $1.7 million relating to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016.

Non-operating Other Expense (Income), net

Non-operating other expense for the second quarter of 2017 was $0.2 million compared to non-operating other income $4 million for the same period in 2016, which primarily related to an unrealized loss from the change in fair value associated with the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes from continuing operations for the second quarter of 2017 was $2.8 million compared to $3.7 million for the same period in 2016.  The resulting effective tax rate for the second quarters of 2017 and 2016 was 28% and 32%, respectively.  For the second quarter of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

Income from Discontinued Operations, including taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For the second quarter of 2016, income from discontinued operations was $22.8 million, including a tax benefit of $17.8 million.

Six months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table contains certain financial information:

	Six Months Ended June 30,			Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$120,499	$110,032	$10,467	9.5%
Industrial acids and other chemical products	102,097	72,238	29,859	41.3%
Mining products	17,960	21,602	(3,642)	(16.9)%
Other products	5,641	5,082	559	11.0%
Total net sales	$246,197	$208,954	$37,243	17.8%

Gross profit (loss)	$22,955	$(4,035)	$26,990	668.9%
Gross profit (loss) percentage (1)	9.3%	(1.9)%	11.2%
Selling, general and administrative expense	18,777	21,768	(2,991)	(13.7)%
Other expense, net	2,155	389	1,766	454.0%
Operating income (loss)	2,023	(26,192)	28,215	107.7%
Interest expense, net	18,650	7,796	10,854	139.2%
Non-operating other expense (income), net	435	(2,014)	2,449	121.6%
Benefit for income taxes	(4,043)	(8,521)	4,478	(52.6)%
Loss from continuing operations	(13,019)	(23,453)	10,434	(44.5)%

Additions to property, plant and equipment:	$15,216	$140,405	$(125,189)	(89.2)%

Depreciation, depletion and amortization of property, plant and equipment:	$34,162	$24,618	$9,544	38.8%

(1)	As a percentage of net sales

The following tables provide key sales metrics for the agricultural products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	276,272	214,787	61,485	29%
HDAN	196,286	142,236	54,050	38%
Ammonia	56,490	55,302	1,188	2%
Other	17,740	15,974	1,766	11%
Total	546,788	428,299	118,489	28%

	Six Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$163	$192	$(29)	(15)%
HDAN	$238	$272	$(34)	(13)%
Ammonia	$314	$357	$(43)	(12)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	242,781	218,268	24,513	11%
Nitric Acid - All Other	53,934	37,390	16,544	44%
LDAN/HDAN	53,662	38,966	14,696	38%
AN Solution	22,656	47,678	(25,022)	(52)%
Ammonia	110,237	26,051	84,186	323%
Total	483,270	368,353	114,917	31%

Net Sales

Our agricultural sales for the first half of 2017 were higher due to increased sales volume for UAN, HDAN and ammonia partially offset by lower average prices for these products due to a weak pricing environment, unplanned downtime at our Pryor and El Dorado Facilities that reduced product available for sale and a shortened ammonia pre-plant application season due to unfavorable weather conditions. Industrial sales were higher due to ammonia sales volume partially offset by lower selling prices.  Mining sales were lower due to volume and selling price decreases.

•

Agricultural products sales increased due primarily by higher sales volume across all product categories.  This increase from improved sales volume was partially offset by significantly lower average selling prices of nitrogen based fertilizers. The increase in sales volume was primarily the result of improved on-stream rates/production at our Cherokee and El Dorado Facilities (despite certain unplanned downtime) and broadening our distribution of HDAN to new markets and customers partially offset by a shortened pre-application application season due to unfavorable weather conditions during the second quarter of 2017. The lower average selling prices were due primarily to lower average commodity prices and pricing pressures from North American ammonia inventory buildup and the nitrogen production capacity being added globally, and in North America specifically, that created uncertainty on the ability of producers to efficiently distribute the additional production.

•

Industrial acids and other chemical products sales increased driven by strong industrial ammonia sales at our El Dorado Facility with high plant on-stream rates (minimal production during the first half of 2016).  In addition, nitric acid sales from El Dorado are continuing to expand and sales volume was significantly higher compared to the same period of 2016, although at lower net prices due to longer shipping distances and stronger market competitive pressures.

•

Mining products sales decreased primarily as the result of lower sales volume of AN solution from our Cherokee Facility as demand from our customers remains suppressed by overall market conditions and increased competitive production capacity in our region.  Partially offsetting this decrease were increased sales volumes of LDAN from our El Dorado Facility.

•

Other products consist of natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017 and sales of industrial machinery and related components.

Gross Profit (Loss)

As noted in the table above, we recognized a gross profit of $23 million for the first half of 2017 compared to a gross loss of $4 million for the same period of 2016, or an increase of $27 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improved primarily through:

•

a reduction in our feedstock and other operating costs at our El Dorado Facility as (i) this facility produced ammonia from natural gas in the first half of 2017 compared to purchasing ammonia during most of the same period of 2016 and (ii) costs associated with the start-up and commissioning activities performed on the ammonia plant during the second quarter of 2016 were not incurred in the second quarter of 2017;

•	a reduction in overall fixed plant expenses;
•	a recovery of precious metals of $2.9 million during the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment; and
•	improved absorption of fixed costs from improved on-stream rates at our Cherokee Facility.

In addition, during the first half of 2016, we incurred a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes from fixing the assessed value for our El Dorado Facility. The increase in gross profit was partially offset by an increase in overall depreciation expense of approximately $9.5 million primarily as a result of our new ammonia plant at our El Dorado facility was in the start-up and commissioning phase during the second quarter of 2016 and did not have a full six-month period of depreciation and higher average natural gas feedstock cost at the Cherokee and Pryor Facilities decreased gross profit.

Selling General and Administrative

Our SG&A expenses were $18.8 million for the first half of 2017, a decrease of $3.0 million compared to the same period in 2016.  The decrease was driven by $1.1 million reduction in professional fees, $0.8 million reduction in compensation-related cost and $0.7 million reduction in insurance and other miscellaneous costs.

Other Expense, net

Our net other expense for the first six months of 2017 was $2.2 million (minimal for the first half of 2016) primarily consisting of a total net loss of $4.2 million primarily relating to the sale of our working interest of certain natural gas properties and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement as discussed in Note 12 to the Condensed Consolidated Financial Statements.

Interest Expense, net

Interest expense for the first six months of 2017 was $18.7 million compared to $7.8 million for the same period in 2016.  The increase is due primarily to a reduction in capitalized interest in the first half of 2017 of $14.7 million as a result of the El Dorado expansion project completion. This increase was partially offset by a decrease of $3.5 million relating to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016.

Benefit for Income Taxes

The benefit for income taxes from continuing operations for the first half of 2017 was $4.0 million compared to $8.5 million for the same period in 2016.  The resulting effective tax rate for the first half of 2017 and 2016 was 24% and 27%, respectively.  For the first half of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

Income from Discontinued Operations, including taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For the first half of 2016, income from discontinued operations was $10.1 million including a tax benefit of $13.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our continuing cash flow activities for the first half of 2017:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $22.9 million as the result of a net loss of $13.0 million plus an adjustment of $34.2 million relating to depreciation, depletion and amortization of PP&E, plus other adjustments of $2.9 million and net cash used of $1.2 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash provided by continuing investing activities was $3.4 million primarily from net proceeds from the sale of our former working interests in certain natural gas properties and other property and equipment of $18.8 million partially offset by expenditures for PP&E of $16.4 million.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $17.3 million primarily for payments on long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	June 30,	December 31,
	2017	2016
	(In Millions)
Cash and cash equivalents	$67.2	$60.0
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019	375.0	375.0
Secured Promissory Note due 2017 (1)	—	6.5
Secured Promissory Note due 2019	8.7	9.2
Secured Promissory Note due 2021	12.8	14.3
Secured Promissory Note due 2023	17.7	18.6
Other	3.5	4.2
Unamortized discount and debt issuance costs	(6.2)	(7.6)
Total long-term debt, including current portion, net	$411.5	$420.2
Series E and F redeemable preferred stock (2)	$159.6	$145.0
Total stockholders' equity	$468.7	$492.5

(1)

Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note as discuss above under “Recent Developments”.

(2)	Liquidation preference of $173.1 million as of June 30, 2017.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of June 30, 2017, our Working Capital Revolver Loan was undrawn and had approximately $40.8 million of availability.

We have planned capital additions (including capital additions associated with the Turnaround at our Pryor Facility completed during July) of approximately $16 million to $19 million for the remainder of 2017 for a total in 2017 of approximately $30 million to $35 million (which includes approximately $3.1 million associated with maintaining compliance with environmental laws, regulations and guidelines) and maintaining, enhancing safety and reliability. These capital additions do not include any capital spending to increase production capacity.

In addition, after our successful sales of certain non-core assets during the first half of 2017 as discussed above under “Recent Developments”, we will continue our process of selling certain remaining non-core assets for a total of approximately $5 million to $6 million of cash proceeds.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements” and in Note 7-Long-Term Debt, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of June 30, 2017, no trigger event had occurred.

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

Secured Promissory Note due 2023 - El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.31%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At June 30, 2017, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $40.8 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At June 30, 2017, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

As of June 30, 2017, the aggregate liquidation preference (par value plus accrued dividends) was $173.1 million.

Capital Additions – First Six Months of 2017

Capital additions during the first six months of 2017 primarily related to PP&E of $15.2 million (which additions includes approximately $0.5 million associated with maintaining compliance with environmental laws, regulations and guidelines). The capital additions were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital additions.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.3 million during the first six months of 2017 in connection with environmental projects.  For the remainder of 2017, we expect to incur expenses ranging from $2.0 million to $2.3 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. The current semi-annual compounded dividend is approximately $84.76 per share for the current aggregate semi-annual dividend of $11.8 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of June 30, 2017, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $33.3 million.

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

As of June 30, 2017, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.5 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2017, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2017.

New Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies in the accompanying Notes to the Condensed Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2016 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 3 – Other Environmental Matters of Note 8 included in this Form 10-Q and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., and BAE Systems Ordinance Systems, Inc., et al. vs. El Dorado Chemical Company, discussed under “Other Pending, Threatened or Settled Litigation” of Note 8.

We are currently considering selling certain non-core assets (total net book value of approximately $5 million) in the near term. Due to the nature of some of these assets, there may be a limited market.  As a result, and depending on appraisals obtained and offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales of assets in the near term.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2017 could change in the near term.

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

During the first six month of 2017, we amended our working capital revolver loan agreement and paid off the secured promissory note due 2017 as discussed in Note 7 and under “Liquidity and Capital Resources” and in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At June 30, 2017, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At June 30, 2017, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2017, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $17.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2017, at the reasonable assurance level.

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

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

BKV	-	BKV Chelsea L.L.C.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

DOJ	-	The U.S. Department of Justice.

DEF	-	Diesel Exhaust Fluid.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

First Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016, to the Original 7.75% Indenture.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million Metric British thermal units.

NOV	-	Notice of Violation

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Project	-	A greenhouse reduction project being performed at our Baytown Facility.

Properties	-	Zena’s former rights, title and interests in all of its oil and natural gas properties located in Wyoming County, Pennsylvania.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Retirement Date	-	December 31, 2017.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in June 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Springing Maturity Date	-	90 days prior to the maturity date of the Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to 90 days prior to January 17,2022.

Transition Agreement	-	An agreement between Jack Golsen and LSB, dated June 30, 2017.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Working Capital Revolver Loan Amendment	-	The senior secured revolving credit facility, amended effective January 17, 2017.

Zena	-	Zena Energy L.L.C., a subsidiary of the Company.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2016 Form 10-K, filed with the SEC on February 27, 2017 for our discussion regarding risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

10.1	Purchase and Sale Agreement between Zena Energy L.L.C. and BKV Chelsea, LLC, dated May 11, 2017	Exhibit 10.1 to the Company’s Form 8-K filed May 15, 2017

10.2*	Transition Agreement by and between LSB Industries, Inc. and Jack E. Golsen, dated June 30, 2017	Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2017

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 25th day of July 2017.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)