Form 10-Q
period 2017-09-30
LSB INDUSTRIES INC
filed 2017-10-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,405,103 shares as of October 27, 2017.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2017 is unaudited)

	September 30,	December 31,
	2017	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$53,065	$60,017
Accounts receivable, net	44,922	51,299
Inventories:
Finished goods	17,153	19,036
Raw materials	4,847	3,903
Total inventories	22,000	22,939
Supplies, prepaid items and other:
Prepaid insurance	1,606	11,217
Precious metals	8,491	8,648
Supplies	27,081	24,100
Prepaid and refundable income taxes	2,202	1,193
Other	2,746	1,733
Total supplies, prepaid items and other	42,126	46,891
Total current assets	162,113	181,146

Property, plant and equipment, net	1,020,638	1,078,958

Intangible and other assets, net	12,142	10,316

	$1,194,893	$1,270,420

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2017 is unaudited)

	September 30,	December 31,
	2017	2016
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,018	$54,246
Short-term financing	—	8,218
Accrued and other liabilities	29,185	44,037
Current portion of long-term debt	9,336	13,745
Total current liabilities	87,539	120,246

Long-term debt, net	401,077	406,475

Noncurrent accrued and other liabilities	11,858	12,326

Deferred income taxes	82,069	93,831

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $179,036,000 ($161,788,000 at December 31, 2016)	167,129	145,029
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	195,206	192,172
Retained earnings	263,130	314,301
	464,464	512,601
Less treasury stock, at cost:
Common stock, 2,875,582 shares (3,004,855 shares at December 31, 2016)	19,243	20,088
Total stockholders' equity	445,221	492,513
	$1,194,893	$1,270,420

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,		September 30,
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
	(In Thousands, Except Per Share Amounts)
Net sales	$92,390	$80,262	$338,587	$289,216
Cost of sales	99,675	116,641	322,917	329,630
Gross profit (loss)	(7,285)	(36,379)	15,670	(40,414)

Selling, general and administrative expense	7,975	9,962	26,752	31,730
Other expense (income), net	103	(409)	2,258	(20)
Operating loss	(15,363)	(45,932)	(13,340)	(72,124)

Interest expense, net	9,291	13,333	27,941	21,129
Non-operating other expense (income), net	(844)	2,451	(409)	437
Loss from continuing operations before benefit for income taxes	(23,810)	(61,716)	(40,872)	(93,690)
Benefit for income taxes	(6,698)	(22,226)	(10,741)	(30,747)
Loss from continuing operations	(17,112)	(39,490)	(30,131)	(62,943)

Income from discontinued operations, net of taxes	—	173,041	—	196,644
Net income (loss)	(17,112)	133,551	(30,131)	133,701

Dividends on convertible preferred stocks	75	75	225	225
Dividends on Series E redeemable preferred stock	5,923	7,372	17,248	22,351
Accretion of Series E redeemable preferred stock	1,635	12,137	4,852	16,620
Net income attributable to participating securities	—	1,920	—	1,718
Net income (loss) attributable to common stockholders	$(24,745)	$112,047	$(52,456)	$92,787

Income (loss) per common share:
Basic:
Loss from continuing operations	$(0.91)	$(2.25)	$(1.93)	$(4.17)
Income from discontinued operations, net of taxes	—	6.39	—	7.89
Net income (loss)	$(0.91)	$4.14	$(1.93)	$3.72

Diluted:
Loss from continuing operations	$(0.91)	$(2.25)	$(1.93)	$(4.17)
Income from discontinued operations, net of taxes	—	6.39	—	7.89
Net income (loss)	$(0.91)	$4.14	$(1.93)	$3.72

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

Nine Months Ended September 30, 2017

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2016	31,281	(3,005)	$3,000	$3,128	$192,172	$314,301	$(20,088)	$492,513
Cumulative effect of change in accounting principle						1,060		1,060
Net loss						(30,131)		(30,131)
Dividend accrued on redeemable preferred stock						(17,248)		(17,248)
Accretion of redeemable preferred stock						(4,852)		(4,852)
Stock-based compensation					3,945			3,945
Issuance of restricted stock, net		130			(911)		845	(66)
Balance at September 30, 2017	31,281	(2,875)	$3,000	$3,128	$195,206	$263,130	$(19,243)	$445,221

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(30,131)	$133,701
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, net of taxes	—	(196,644)
Deferred income taxes	(10,702)	(31,128)
Loss on sales of a business and other property and equipment	4,366	673
Depreciation, depletion and amortization of property, plant and equipment	50,341	41,480
Other	5,450	6,932
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	1,687	9,428
Inventories	3,282	12,499
Prepaid insurance	9,611	7,241
Prepaid and accrued income taxes	(1,009)	298
Other supplies, prepaid items and other	(2,672)	624
Accounts payable	(3,580)	16,005
Accrued interest	(7,977)	(7,679)
Other current and noncurrent liabilities	663	5,746
Net cash provided (used) by continuing operating activities	19,329	(824)

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(25,172)	(202,187)
Net proceeds from sale (including an advance on a potential sale) of businesses and other property and equipment	22,561	90
Net proceeds from sale of discontinued operations	—	349,373
Deposits of restricted cash	—	(186,935)
Proceeds from current and noncurrent restricted cash and cash equivalents	—	79,995
Other investing activities	415	3,398
Net cash provided (used) by continuing investing activities	(2,196)	43,734

Cash flows from continuing financing activities
Proceeds from revolving debt facility	—	76,516
Payments on revolving debt facility	—	(76,516)
Proceeds from other long-term debt, net of fees	—	14,751
Payments on other long-term debt	(12,413)	(11,653)
Payments of debt modification and issuance costs	(90)	(5,949)
Payments of issuance costs relating to preferred stocks and warrants	—	(785)
Payments on short-term financing	(9,145)	(7,530)
Proceeds from exercises of stock options	—	371
Redemption of preferred stock	—	(71,966)
Dividends paid on preferred stocks	—	(8,028)
Other financing activities	(66)	—
Net cash used by continuing financing activities	(21,714)	(90,789)
Cash flows of discontinued operations:
Net cash used by operating activities	(2,171)	(439)
Net cash used by investing activities	—	(1,025)
Net cash used by financing activities	(200)	(1,842)
Net cash used by discontinued operations	(2,371)	(3,306)
Net decrease in cash and cash equivalents	(6,952)	(51,185)

Cash and cash equivalents at beginning of period	60,017	127,195
Cash and cash equivalents at end of period	$53,065	$76,010

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

During May 2017, Zena Energy L.L.C. (“Zena”), which was an indirect, wholly owned subsidiary of LSB, entered into a purchase and sale agreement with BKV Chelsea, LLC, (“BKV”).  Under the terms of the purchase and sale agreement, Zena agreed to sell to BKV substantially all of its assets, including Zena’s right, title, and interest in all of its oil and natural gas properties (the “Properties”) located in Wyoming County, Pennsylvania for a purchase price of approximately $16.3 million, subject to customary post-closing adjustments, which sale was completed on June 26, 2017.   As a result, we recognized a loss on the sale of approximately $4.0 million which is included in operating other expense. The carrying value of the assets sold was approximately $20.0 million and was included in plant, property and equipment (“PP&E”) at December 31, 2016.  Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) was used to repay the remaining outstanding balance of a promissory note, which was secured by the Properties.

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2017 and for the three and nine months periods ended September 30, 2017 and 2016 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Concentration of Credit Risks for Cash and Cash Equivalents – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  These financial instruments were held by financial institutions within the U.S. except for approximately $2.6 million. None of the financial instruments held within U.S. were in excess of the federally insured limits.

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

Recognition of Incentive Tax Credits (Other Than Credits Associated with Income Taxes) - If an incentive tax credit relates to a recovery of taxes (other than income taxes) incurred, we recognize the incentive tax credit when it is probable and reasonably estimable.  If an incentive tax credit relates to an amount in excess of taxes incurred, the incentive tax credit is a contingent gain, which we recognize the incentive tax credit when it is realized or realizable and earned.  Amounts recoverable from the taxing authorities, if any, are included in accounts receivable.  The same financial statement classification is used for an incentive tax credit as the associated tax incurred.

During the third quarter of 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing PP&E (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).

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

We have performed a review of a majority of our contracts with customers with significant sales in 2016.  Most of these contracts are short-term (have been completed or will be completed before the effective date); however, we do have certain long-term sales contracts that may be affected by the new requirements.  In addition, although most of our revenue stream relates to the sale of chemical products, we have identified additional smaller revenue streams, such as performing various services, and rental income.  A contract review process has been implemented to obtain and review our new or amended contracts for analysis for adopting this ASU.  We are currently implementing changes to our processes, systems and controls to improve the ability to access, analyze, classify and account for our contracts.  In addition, we are implementing a process to identify, store and access data needed for the new disclosure requirements.

We have developed an accounting policy and the methodology of identifying performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation for the contacts that will be affected.  We plan to elect an accounting policy to account for shipping and handling activities performed after a customer obtains control of the good as activities to fulfil the promise to transfer the good to the customer. We also plan to elect an accounting policy to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction and collected by us from a customer.

Although we anticipate that upon adoption of this new ASU, the timing of revenue recognition and the financial statement presentation for certain of our revenue streams might change, we have not determined the effect on our financial statements.

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

Under the new guidance, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. In addition, cash paid by an employer to taxing authorities when the employer directly withholds shares for tax withholding purposes is to be reported as financing activities. These changes were applied on a retrospective basis, but did not impact the statement of cash flows for the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis. We anticipate that upon adoption of this new ASU, there will be minimal, if any, effect on the presentation and classification for certain cash flow activities.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Discontinued Operations

On July 1, 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of the stock purchase agreement. Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account. In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services, which services have been completed.  At September 30, 2017 and December 31, 2016, our accounts receivable includes approximately $2.7 million representing an indemnity escrow balance. Additionally, at September 30, 2017 and December 31, 2016, our current and noncurrent accrued and other liabilities include approximately $3.2 million and $5.5 million, respectively, relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

Summarized results of discontinued operations are as follows for:

	September 30,	September 30,
	Three Months Ended	Nine Months Ended
	2016	2016
	(In Thousands)
Net sales	$—	$138,609
Cost of sales	—	93,178
Selling, general and administrative expense	—	32,719
Transaction costs	—	2,535
Other expense (income), net	—	117
Income from operations of discontinued operations	—	10,060
Gain on sale of discontinued operation	281,590	281,590
Provision for income taxes	108,549	95,006
Income from discontinued operations, net of taxes	$173,041	$196,644

Summarized condensed cash flow information of discontinued operations is as follows for the nine months ended September 30, 2016 (in thousands):

Deferred income taxes	$91,497
Depreciation and amortization of property, plant and equipment	$1,607
Stock-based compensation	$955
Expenditures for property, plant and equipment	$273
Software and software development costs	$675

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$(17,112)	$133,551	$(30,131)	$133,701
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(5,923)	(7,372)	(17,248)	(22,351)
Dividend requirements on Series B Preferred	(60)	(60)	(180)	(180)
Dividend requirements on Series D Preferred	(15)	(15)	(45)	(45)
Accretion of Series E Redeemable Preferred	(1,635)	(12,137)	(4,852)	(16,620)
Net income attributable to participating securities	—	(1,920)	—	(1,718)
Numerator for basic and dilutive net income (loss) per common share - net income (loss) attributable to common stockholders	$(24,745)	$112,047	$(52,456)	$92,787

Denominator:
Denominator for basic and dilutive net income (loss) per common share - adjusted weighted-average shares (1)	27,249,304	27,075,629	27,248,889	24,926,471

Basic net income (loss) per common share:
Loss from continuing operations	$(0.91)	$(2.25)	$(1.93)	$(4.17)
Income from discontinued operations, net of taxes	—	6.39	—	7.89
Net income (loss)	$(0.91)	$4.14	$(1.93)	$3.72

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.91)	$(2.25)	$(1.93)	$(4.17)
Income from discontinued operations, net of taxes	—	6.39	—	7.89
Net income (loss)	$(0.91)	$4.14	$(1.93)	$3.72

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Income (Loss) Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Restricted stock and stock units	1,221,445	921,669	1,178,144	914,956
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	436,323	303,646	449,543
Stock options	216,558	313,853	217,725	456,618
	2,658,315	2,588,511	2,616,181	2,737,783

Note 4: Inventories

At September 30, 2017 and December 31, 2016, because costs exceeded the net realizable value, inventory adjustments were $635,000 and $2,977,000, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2017	2016
	(In Thousands)
Deferred revenue	$7,343	$5,757
Accrued interest	5,448	13,425
Accrued payroll and benefits	5,029	4,696
Accrued liabilities associated with discontinued operations	3,190	5,498
Accrued death and other executive benefits	2,729	4,207
Series E Redeemable Preferred - embedded derivative	2,411	2,557
Customer deposits	2,135	2,506
Other	12,758	17,717
	41,043	56,363
Less noncurrent portion	11,858	12,326
Current portion of accrued and other liabilities	$29,185	$44,037

Note 6: Asset Retirement Obligations

Currently, we have various legal requirements related to operations of our chemical facilities, including the disposal of waste water generated at certain of these facilities.  Additionally, we have certain chemical facilities that contain asbestos insulation around certain piping and heated surfaces, which we plan to maintain or replace, as needed, with non-asbestos insulation through our standard repair and maintenance activities to prevent deterioration.  Currently, there is insufficient information to estimate the fair value for most of our asset retirement obligations (“ARO”).  In addition, we currently have no plans to discontinue the use of these facilities, and these facilities have an indefinite expected life.  As a result, a liability for only a minimal amount relating to AROs associated with certain facilities has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  As the result of the sale of Zena’s working interests in certain natural gas properties during the second quarter of 2017, our previously recognized AROs of approximately $193,000 associated with the obligation to plug and abandon wells were extinguished and derecognized with the offset included in the net loss on the sale of a business classified as operating other expense.  At September 30, 2017 and December 31, 2016, our accrued liability for AROs was $116,000 and $546,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2017	2016
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.75% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	375,000
Secured Promissory Note due 2017 (C)	—	6,566
Secured Promissory Note due 2019, with a current interest rate of 5.73% (D)	8,417	9,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	12,030	14,272
Secured Promissory Note due 2023, with a current interest rate of 5.48% (F)	17,160	18,645
Other, with a current weighted-average interest rate of 4.51%, most of which is secured primarily by machinery and equipment	3,226	4,185
Unamortized discount and debt issuance costs	(5,420)	(7,615)
	410,413	420,220
Less current portion of long-term debt, net	9,336	13,745
Long-term debt due after one year, net	$401,077	$406,475

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), as amended in January 2017, provides advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At September 30, 2017, our available borrowings under our Working Capital Revolver Loan were approximately $38.6 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of our Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to the Springing Maturity Date.  The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain (a) with respect to relevant periods ending on or prior to September 30, 2017, a minimum EBITDA in the amount set forth in the Working Capital Revolver Loan Amendment and (b) with respect to relevant periods ending after September 30, 2017, a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

(B) The Senior Secured Notes mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st.  In September 2016, we entered into the First Supplemental Indenture to the original Indenture (the “Original 7.75 Indenture”) that, among other things, increased the annual interest rate to 8.5% from 7.75%, effective August 1, 2016.

(C) During the second quarter of 2017, concurrently with the closing of the purchase and sale agreement relating to Zena discussed in Note 1, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Commitments and Contingencies

Natural Gas Purchase Commitments – At September 30, 2017, our natural gas contracts, which are exempt from mark-to-market accounting, included volume purchase commitments with fixed prices of approximately 2.4 million MMBtus of natural gas.  These contracts extend through December 2017 at a weighted-average cost of $2.78 per MMBtu ($6.5 million) and a weighted-average market value of $2.75 per MMBtu ($6.5 million).

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

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility. We did not operate the natural gas wells where we previously owned a working interest and compliance with Environmental and Health Laws was controlled by others.  We were responsible for our working interest proportionate share of the costs involved.   As of September 30, 2017, our accrued liabilities for environmental matters totaled $126,000 relating primarily to the matters discussed below. It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 – Asset Retirement Obligations.

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

Our facility located in Pryor, Oklahoma (the “Pryor Facility”) is authorized by permit to inject wastewater into an on-site underground injection well through 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed following its expiration, and Pryor Chemical Company (“PCC”) may have to find an alternative means of waste water disposal after the permit expires.  PCC has engaged in ongoing discussions both internally and with the ODEQ regarding future disposal of this wastewater stream.

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

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit levels, but has, from time to time, had difficulty meeting the more restrictive dissolved minerals permit levels, primarily related to storm-water runoff.  We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas.  On August 30, 2017, ADEQ issued a final NPDES permit, which included new dissolved mineral limits as anticipated.  However, EDC has objections to the form of the permit and filed an appeal on September 27, 2017.  The appeal places an automatic stay on the objectionable conditions and EDC is working with the ADEQ to obtain modifications to the renewed permit terms. We believe that the issue with the storm-water runoff should be resolved, if and when the appeal is resolved.  We expect that the appeal will take a minimum of six months to resolve.

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010. At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010. As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of September 30, 2017.

In addition, the El Dorado Facility is currently operating under a consent administrative order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment. The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at September 30, 2017, in connection with this matter.

2. Air Matters

PCC has been advised by the ODEQ that the agency is conducting an investigation into whether the Pryor Facility is in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  PCC is cooperating with the ODEQ in connection with this ongoing investigation. As of September 30, 2017, we are not aware of any recommendations made or to be made by the ODEQ with respect to legal action to be taken or recommended as a result of this ongoing investigation.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of September 30, 2017.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2017, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at September 30, 2017.

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

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At September 30, 2017 we had approximately 495,000 carbon credits (none at December 31, 2016), all of which were subject to contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the Indenture Amendments in connection with the previously reported redemption of a portion of our Senior Secured Notes and the redemption of the portion of Series E Redeemable Preferred, we estimate that the contingent redemption feature has no fair value at September 30, 2017 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At September 30, 2017 and December 31, 2016, the fair value of the participation rights was based on the equivalent of 303,646 shares of our common stock at $7.94 and $8.42 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At September 30, 2017 and December 31, 2016, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At September 30, 2017 and December 31, 2016, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At September 30, 2017, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits is classified as Level 3 and is based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity.  At December 31, 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The valuation is using undiscounted cash flows based on management’s assumption that the carbon credits would be sold and the associated contractual obligations would be extinguished in the near term.  At September 30, 2017 and December 31, 2016, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

		Fair Value Measurements at September 30, 2017 Using
Description	Total Fair Value at September 30, 2017	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2016
	(In Thousands)
Assets - Supplies, prepaid items and other:
Carbon credits	$1,164	$—	$—	$1,164	$—
Total	$1,164	$—	$—	$1,164	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations - carbon credits	$(1,164)	$—	$—	$(1,164)	$—
Embedded derivative	(2,411)	—	—	(2,411)	(2,557)
Foreign exchange contracts	—	—	—	—	(1)
Total	$(3,575)	$—	$—	$(3,575)	$(2,558)

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

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
	(In Thousands)
Beginning balance	$—	$6	$(3,137)	$(1,871)	$—	$1,154	$(2,557)	$(1,154)
Transfers into Level 3	—	—	—	—	—	—	—	(5,817)
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	1,164	1,196	(438)	(3,395)	2,031	1,256	(1,705)	754
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	—	—
Sales	—	(1,202)	—	—	(867)	(2,410)	—	—
Settlements	—	—	—	2,661	—	—	687	3,612
Ending balance	$1,164	$—	$(3,575)	$(2,605)	$1,164	$—	$(3,575)	$(2,605)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,164	$—	$(438)	$(2,199)	$1,164	$—	(1,018)	$(816)

Net gains (losses) included in continuing operating results and the statement of operations classifications are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$—	$18	$—	$81
Cost of sales - Undesignated foreign exchange contracts	—	1	—	7
Other income - Carbon credits	1,164	1,196	2,031	1,513
Other expense - Contractual obligations relating to carbon credits	(1,164)	(922)	(1,851)	(982)
Non-operating other income (expense) - embedded derivative	726	(2,474)	146	(1,031)
Total net gains (losses) included in operating results	$726	$(2,181)	$326	$(412)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

At September 30, 2017 and December 31, 2016, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	September 30, 2017		December 31, 2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$375	$369	$375	$356

(1)	Based on a quoted price of 98.50 at September 30, 2017 and 94.88 at December 31, 2016.

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

Note 10: Income Taxes

Benefit for income taxes from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)
Current:
Federal	$—	$(1)	$—	$(1)
State	—	270	(39)	382
Total Current	$—	$269	$(39)	$381

Deferred:
Federal	$(6,021)	$(19,849)	$(9,791)	$(28,680)
State	(677)	(2,646)	(911)	(2,448)
Total Deferred	$(6,698)	$(22,495)	$(10,702)	$(31,128)
Benefit for income taxes	$(6,698)	$(22,226)	$(10,741)	$(30,747)

For the three and nine months ended September 30, 2017 and 2016, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our annual estimated effective rate for 2017 includes the impact of permanent tax differences, such as a loss on embedded derivatives, valuation allowances, and other permanent items.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10: Income Taxes (continued)

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state NOL carryforwards to be recorded during 2017 will be approximately $7.6 million.

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

The tax benefit from continuing operations for the nine months ended September 30, 2017 was $10.7 million (26% of pre-tax loss) and the tax benefit for the nine months ended September 30, 2016 was $30.7 million (33% of pre-tax loss).  For the first nine months of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with the state NOL carryforwards.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2014-2016 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

Note 11. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of September 30, 2017.  Dividends accrue semi-annually in arrears and are compounded.

As discussed in Note 9, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

As of September 30, 2017, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2016	139,768	$145,029
Accretion relating to liquidation preference on preferred stock	—	3,410
Accretion for discount and issuance costs on preferred stock	—	1,442
Accumulated dividends	—	17,248
Balance at September 30, 2017	139,768	$167,129

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 12: Related Party Transactions

In September 2017, we received $2,300,000 as an advance payment on the potential sale of our engineered products business (industrial machinery and related components) as discussed in Note 14 – Subsequent Events.

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

During the second quarter of 2017, we entered into a transition agreement (the “Transition Agreement”) with Mr. Golsen that will commence on January 1, 2018 and end upon the earlier of his death or a change in control as defined in the Transition Agreement. During the term, Mr. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we will also reimburse Mr. Golsen for his cost of certain medical insurance coverage until his death. Effective as of the Retirement Date, our existing severance agreement with Mr. Golsen will terminate. In consideration for his services, including as Chairman Emeritus, we will pay Mr. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control that occurs prior to his death.

During the first quarter of 2017, a death benefit agreement with Mr. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1,400,000 for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as other income for the nine months ended September 30, 2017.

No dividends were declared during the first nine months of 2017 or 2016.  At September 30, 2017, accumulated dividends on the Series B and Series D Preferred totaled approximately $603,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

Note 13: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2017	2016
	(In Thousands)
Cash payments for:
Income taxes, net	$1,009	$3,588
Noncash continuing investing and financing activities:
Incentive tax credit receivable associated with property, plant and equipment	$8,125	$—
Long-term debt associated with additions of capitalized internal-use software and software development	$—	$759
Accounts payable associated with additions of property, plant and equipment	$14,968	$15,685
Dividends accrued on Series E Redeemable Preferred	$17,248	$14,323
Accretion of Series E Redeemable Preferred	$4,852	$4,911

Note 14: Subsequent Events

In October 2017, we sold our engineered products business (industrial machinery and related components) to Industrial Acquisitions LLC and Industrial Products LLC (both of these entities are owned by immediate family members of Jack E. Golsen) for $3,500,000 (of which $2,300,000 was received as an advance payment in September 2017), which sale resulted in a loss of approximately $800,000.  Proceeds from this sale will be used for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2017 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects the results of continuing operations, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Initiatives for 2017

Future results of operations and financial condition will be positively affected by the following key initiatives, which have been substantially completed this year:

•

Improving the on-stream rates of our chemical plants.  We have made and continue to make: (1) investments of capital to enhance the reliability of each of our plants at each facility in order to reduce unplanned outages, unplanned downtime, and the frequency of planned Turnarounds and; (2) continued efforts to focus on safety and efficiency throughout our operations.  Additionally, we are in the process of implementing an enhanced plant maintenance management system that will upgrade our predicative and preventative maintenance programs allowing us to decrease unplanned production downtime and maintenance expense.

•

Broadening the distribution of our AN and Nitric Acid products.  We have expanded our overall sales of HDAN through several marketing initiatives including: (1) storing and distributing HDAN at our Pryor and Cherokee Facilities which allows us to sell to new markets and customers out of those facilities and; (2) educating growers on the additional applications for HDAN.  In addition, through our marketing efforts, we are working on expanding our market for our nitric acid products in North America.

•

Reducing and controlling our cost structure.  In 2016, we put in place SG&A expense reductions that will reduce annual SG&A by approximately $6 million. We have been realizing this benefit during the first nine months of 2017. In addition, we have enacted plant cost reductions at each manufacturing facility that have an annual aggregate savings of approximately $6 million that are reflected in the first nine months of 2017. We continue to review our overall costs and have a goal of reducing an additional $5 million to $7 million in annual costs over the next 18 months.

•

Selling non-core assets. At the end of 2016, we had identified certain assets that are no longer necessary in the operations of our business, which most of those assets have been sold as discussed below under “Recent Developments.”  During the fourth quarter of 2016, we sold assets for a total of approximately $5.0 million, and during the first ten months of 2017, we sold assets totaling approximately $23.7 million. We continue to evaluate our assets in order to determine if there are additional non-core assets that we should monetize.

Even with the foregone initiatives, they may not achieve the beneficial results that we expect or desire.

Recent Developments

Sale of Other Non-Core Assets

From July 2017 through October 2017, we sold our engineered products business (industrial machinery and related components) and other various non-core assets for approximately $4.9 million of net proceeds.  Also see discussion in Note 14 to the Condensed Consolidated Financial Statements.

Approval of Arkansas Incentive Tax Credit

During the third quarter of 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing PP&E (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).

Planned and Unplanned Downtime at our Pryor and El Dorado Facilities

As previously reported, in July, the Pryor Facility experienced an additional electrical outage shutting the facility down.  As the facility was already down and considering the low selling price environment for our agricultural products, and other maintenance needing to be completed, the election was made to move forward the Turnaround previously scheduled for the fourth quarter of 2017 in the third quarter of 2017.  Total downtime for the Turnaround was 17 days.

On September 23, 2017, the ammonia plant at the Pryor Facility experienced a minor fire and was taken out of service to repair damage to some of the plant’s electrical controls, wiring and piping.  As these repairs were being performed, we decided to replace the process gas preheat system that was originally scheduled to be included in the 2018 Turnaround.  We currently expect this work to be completed and ammonia production to resume in the third week of November of 2017.  We are meeting the firm sales commitments impacted by this downtime by either shipping product from our other facilities or by purchased product from third parties.  As a result, we incurred an embedded loss (classified as cost of sales) of approximately $0.6 million associated with these firm sales commitments at September 30, 2017.

On October 3, 2017, the ammonia plant at our El Dorado Facility was taken out of service to make mechanical repairs to the burner refractory system on the boiler, which were completed on October 8, 2017.  Following the work on the boiler, we determined that repairs on a process heat exchanger were necessary, which repairs to the heat exchanger were completed and ammonia production resumed on October 22, 2017.  Despite this downtime, we expect to meet our customer commitments for sales in the fourth quarter of 2017.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 34% of our total net sales for the third quarter of 2017. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

One of the key factors that affects demand of our agricultural products is corn prices. Changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices. The World Agricultural Supply and Demand Estimates Report (“WASDE”), dated October 12, 2017, estimates that U.S. corn production for 2016/2017 was 15.1 billion bushels (unchanged from the July report), up 11% from 2015/2016 production, reflecting an increase in planted and harvested areas, in addition to higher yields per acre. The report estimates U.S. corn production for 2017/2018 will be 14.3 billion bushels (unchanged from the July report), down 6% from 2016/2017 production reflecting a decrease in planted and harvested acres. The yield per acre is also lower at 171.8 bushels per acre for 2017/2018 (an increase of 1.1 bushels per acre from the July report) compared to 174.6 bushels per acre for 2016/2017. The forecast for area harvested for corn is 83.1 million acres (a slight decrease from the July report of 0.4 million acres), down 4 percent from 2016.  Additionally, this report estimates world corn ending stocks for 2016/2017 at 227.0 million tons (a small decrease of 0.5 million tons from the July report).  Estimates of the world corn ending stocks for 2017/2018 are projected lower at 201.0 million tons (a slight increase of 0.2 million tons from the July report), a decrease over 2016/2017 ending stocks of approximately 11% and U.S. corn ending stocks of 59.4 million tons, an increase of 1.1 million tons or approximately 2% over the prior year.  If realized, the 2017/2018 crop will be the second highest yield and production on record for the U.S.

Given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market perceived that low natural gas prices would continue. That belief, combined with favorable fertilizer pricing, led to the announcement of numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities. Since those announcements, fertilizer prices have declined and many of the announced expansions and new nitrogen chemical facilities have been cancelled.  However, approximately 5 million tons of annual ammonia production capacity has either been added or are expected to be added by the end of 2017. Ammonia production in North America is expected to increase from approximately 15 million tons annually to approximately 20 million tons annually, replacing most of the ammonia that has been imported into North America to cover the total annual demand of approximately 21 million tons. Additional domestic supply of ammonia will likely also change the physical flow of ammonia in North America. However, since most of the added domestic ammonia production will likely come with additional production capacity for upgraded nitrogen products (Urea, UAN and DEF), North America will likely continue to import approximately 3 million tons of ammonia annually.  All of this has created uncertainty in the fertilizer markets and has put pressure on all fertilizer prices in North America during the first nine months of 2017, which we expect to continue through the remainder of 2017.

Industrial

Sales of our industrial products were approximately 51% of our total net sales for the third quarter of 2017.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 12% of our total net sales for the third quarter of 2017.  Our mining products are LDAN and AN Solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the U.S. Energy Information Administration (“EIA”) on October 11, 2017, annual coal production in the U.S. for the full year of 2016 was down approximately 19% from 2015 levels and at its lowest levels since 1978, continuing an eight-year decline. EIA is forecasting an 8% increase in U.S. coal production due to an increase in demand from coal-fired electricity generation in 2017 and by less than 1% increase in 2018 due to higher expected natural gas prices all of which are still well below 2015 coal production levels.

Our mining sales volumes (LDAN and AN Solution) have been affected by the above.  However, this year we have seen an increase in sales of those products from the increase in U.S. coal production. While we believe our plants are well-located to support the more stable coal-producing regions and we have production capacity to benefit from either a short-term or long-term increase in demand in the upcoming years, we believe that long-term coal production in the U.S. continues to face challenges from natural gas usage and renewable energy.

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

	Three Months Ended
	September 30,
	2017	2016
Natural gas volumes (MMBtu in millions) (1)	7	5
Natural gas average cost per MMBtu	$2.92	$2.84

(1)	The increase in volume is attributed to the new ammonia plant at our El Dorado Facility which went into service in the second quarter of 2016 and was in a ramp up during the third quarter of 2016.

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including Turnarounds, are mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.  During the third quarter of 2017, a Turnaround was performed at the Pryor Facility as discussed above under “Recent Developments.”

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

Consolidated Results of the Third Quarter of 2017

Our consolidated net sales for the third quarter of 2017 were $92.4 million compared to $80.3 million for the same period in 2016. Our consolidated operating loss was $15.4 million compared to a consolidated operating loss of $45.9 million for the same period in 2016.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

On-Stream Rates and Additional Ammonia Sales Volume

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products. It is a key operating metric that we use to manage our business. On-stream rates do not include the impact of Turnarounds.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  At our Cherokee Facility, the on-stream rate was 99% for the third quarter of 2017 for our ammonia plant compared to 87% for the same period of 2016. During the third quarter of 2016, the ammonia plant produced at reduced rates for approximately one month after completing a Turnaround to repair certain major parts which failed during start-up.  We expect on-stream rates to average a minimum of 95% for the remainder of 2017.

At our Pryor Facility, the on-stream rate for the third quarter of 2017 for our ammonia plant was 85% compared to 70% for the same period of 2016.  Although the on-stream rate improved over the same period of 2016, we did experience an electrical outage shutting the facility down in early July 2017, during which we elected to perform the Turnaround previously scheduled for the fourth quarter of 2017. We also experienced a minor fire shutting down the ammonia plant beginning in late September 2017 as discussed above under “Recent Developments.” During the third quarter of 2016, additional unplanned work was performed while in Turnaround that impacted the on-stream rate.

The El Dorado Facility’s ammonia plant began production in mid-2016.  It is typical for newly operated plants that are in production to go through a period of optimization (Shakedown) that may require the plant to be taken out of operation for a period of time.  Our reported 2016 on-stream rate for the ammonia plant at El Dorado was 64%.  However, since going into operation, the on-stream rate has steadily improved on a quarterly basis with the on-stream rate for the fourth quarter of 2016 of 73%. The on-stream rate continued to improve in the first quarter of 2017 to 90%, slightly declined to 87% for the second quarter of 2017, and improved to 91% for the third quarter of 2017. The plant produces ammonia at a daily production rate of approximately 1,350 tons per day, above its nameplate capacity of 1,150 tons per day.

Because of the improving ammonia production at the El Dorado Facility, during the third quarter of 2017, we sold approximately 54,000 tons of ammonia that were in excess of our internal needs at this facility compared to approximately 45,000 tons in the third quarter of 2016.

Selling Prices

During the third quarter of 2017, average selling prices for our ammonia, UAN and HDAN decreased 28%, 9% and 3% respectively, compared to 2016 average selling prices for the same period. The decrease in ammonia selling prices was impacted by several factors: (1) a wet spring that caused lower pre-plant ammonia application and resulted in ammonia inventory buildup at the end of the spring season; (2) recent facility expansion projects that started their ammonia production but had not yet either started their planned upgraded production facilities and; (3) intended distribution systems for increased ammonia production not yet in place.  We expect this excess ammonia supply will be absorbed by early 2018 as these upgraded production facilities begin producing and the distribution systems are in place.  The decrease in UAN and HDAN selling prices were caused by lower average commodity prices and the nitrogen production capacity being added globally, and in North America specifically, that created uncertainty on the ability of producers to efficiently distribute the additional production.

Debt and Interest Expense

During the third quarter of 2017 and 2016, interest expense was $9.3 million and $13.3 million.   The third quarter of 2016 included interest expense of $1.8 million from the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016 and $2.2 million as a result of the debt modification associated with the Consent Solicitation.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit (loss) represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The following table contains certain financial information:

	Three Months Ended September 30,			Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$31,154	$23,340	$7,814	33.5%
Industrial acids and other chemical products	47,450	44,867	2,583	5.8%
Mining products	10,861	9,935	926	9.3%
Other products	2,925	2,120	805	38.0%
Total net sales	$92,390	$80,262	$12,128	15.1%

Gross loss	$(7,285)	$(36,379)	$29,094	80.0%
Gross loss percentage (1)	(7.9)%	(45.3)%	37.4%
Selling, general and administrative expense	7,975	9,962	(1,987)	(20.0)%
Other expense (income), net	103	(409)	512
Operating loss	(15,363)	(45,932)	30,569	66.6%
Interest expense, net	9,291	13,333	(4,042)	(30.3)%
Non-operating other expense (income), net	(844)	2,451	(3,295)
Benefit for income taxes	(6,698)	(22,226)	15,528	(69.9)%
Loss from continuing operations	(17,112)	(39,490)	22,378	56.7%

Additions to property, plant and equipment (2):	$1,673	$13,253	$(11,580)	(87.4)%

Depreciation, depletion and amortization of property, plant and equipment (2):	$16,179	$16,862	$(683)	(4.1)%
(1)	As a percentage of net sales
(2)

Third quarter 2017 additions to PP&E and DD&A are net of approximately $8.1 million and approximately $0.7 million respectively, associated with the incentive tax credit recognized during the third quarter of 2017 as discussed above under “Recent Developments.”

The following tables provide key sales metrics for the agricultural products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	114,670	70,144	44,526	63%
HDAN	34,721	26,961	7,760	29%
Ammonia	23,899	14,942	8,957	60%
Other	3,123	3,051	72	2%
Total	176,413	115,098	61,315	53%

	Three Months Ended September 30,			Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$135	$148	$(13)	(9)%
HDAN	$230	$237	$(7)	(3)%
Ammonia	$216	$298	$(82)	(28)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	118,410	129,626	(11,216)	(9)%
Nitric Acid - All Other	21,319	17,449	3,870	22%
LDAN/HDAN	36,476	22,978	13,498	59%
AN Solution	10,040	15,873	(5,833)	(37)%
Ammonia	67,040	57,338	9,702	17%
Total	253,285	243,264	10,021	4%

Net Sales

Our third quarter 2017 agricultural, industrial and mining sales were all higher due to increased sales volumes that were partially offset by decreased average selling prices.

•

Agricultural products sales increased due to sales volume increases for all of our agricultural products.  The increase in sales volume of UAN and ammonia relates primarily to higher on-stream rates and the resultant higher production at our Cherokee and Pryor Facilities in the third quarter of 2017 from improved plant on-stream rates and the absence of a Cherokee Turnaround in 2017. Increased sales volume of HDAN continues to be a result of broadening our distribution to new markets and customers.  These sales volume increases were partially offset by lower averages selling prices for ammonia, UAN and HDAN primarily as a result of lower average commodity prices and pricing pressures from North American ammonia inventory buildup and the nitrogen production capacity being added globally, and in North America specifically.

•

Industrial acids and other industrial chemical products sales increased due to higher industrial ammonia sales at our El Dorado Facility given the higher plant on-stream rates and average daily production. Continued efforts to expand nitric acid sales have also improved sales as compared to the third quarter of 2016. These increases were partially offset by a decline in sales volume at the Baytown Facility primarily due to the impact from Hurricane Harvey.  However, the decline in sales volume at the Baytown Facility did not result in a significant change in gross profit since many of these sales are sold pursuant to a long-term agreement that allows us to pass through the costs to produce nitric acid.  The increased overall sales were partially offset by lower average selling prices for these products compared to the third quarter of 2016.

•

Mining products sales increased primarily as the result of higher sales volume of LDAN from our El Dorado Facility partially offset by lower sales volumes of AN Solution from our Cherokee Facility as demand from our customers we service out of this facility remains suppressed by overall coal market conditions.

•

Other products consist of minimal natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017 and sales from our former business that sold industrial machinery and related components, which business was sold in October 2017.

Gross Loss

As noted in the table above, our gross loss decreased $29.1 million compared to the third quarter of 2016.  In addition to the net positive effect from the higher sales discussed above, our gross loss improved primarily through:

•

a reduction in our feedstock and other operating costs at our El Dorado Facility as costs associated with the optimizing activities performed on the ammonia plant during the third quarter of 2016 were not incurred in the third quarter of 2017;

•	a reduction in overall fixed plant expenses;
•	a reduction in repair expenses associated with planned and unplanned downtime;
•	improved absorption of fixed costs from improved on-stream rates at all three of our production facility.

Selling General and Administrative

Our SG&A expenses were $8.0 million for the third quarter of 2017, a decrease of $2.0 million compared to the same period in 2016.  The decrease was primarily driven by a $1.5 million reduction in compensation-related cost and $0.5 million reduction in insurance and other miscellaneous costs.

Interest Expense, net

Interest expense for the third quarter of 2017 was $9.3 million compared to $13.3 million for the same period in 2016. This reduction was the result of the repayment of the 12% Senior Secured Notes in October 2016 ($1.8 million) and the debt modification costs associated with a consent solicitation completed in the third quarter of 2016 ($2.2 million).

Non-operating Other Expense (Income), net

Non-operating other income for the third quarter of 2017 was $0.9 million compared to non-operating expense of $2.5 million for the same period in 2016, which primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes from continuing operations for the third quarter of 2017 was $6.7 million compared to $22.2 million for the same period in 2016.  The resulting effective tax rate for the third quarters of 2017 and 2016 was 28% and 36%, respectively.  For the third quarter of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

Income from Discontinued Operations, including taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For the third quarter of 2016, income from discontinued operations was $173 million, including a gain of $281.6 million and net of a tax provision of $108.5 million.

Nine months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The following table contains certain financial information:

	Nine Months Ended September 30,			Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$151,653	$133,372	$18,281	13.7%
Industrial acids and other chemical products	149,546	117,105	32,441	27.7%
Mining products	28,821	31,537	(2,716)	(8.6)%
Other products	8,567	7,202	1,365	19.0%
Total net sales	$338,587	$289,216	$49,371	17.1%

Gross profit (loss)	$15,670	$(40,414)	$56,084	138.8%
Gross profit (loss) percentage (1)	4.6%	(14.0)%	18.6%
Selling, general and administrative expense	26,752	31,730	(4,978)	(15.7)%
Other expense (income), net	2,258	(20)	2,278
Operating loss	(13,340)	(72,124)	58,784	81.5%
Interest expense, net	27,941	21,129	6,812	32.2%
Non-operating other expense (income), net	(409)	437	(846)
Benefit for income taxes	(10,741)	(30,747)	20,006	(65.1)%
Loss from continuing operations	(30,131)	(62,943)	32,812	52.1%

Additions to property, plant and equipment (2):	$16,889	$153,658	$(136,769)	(89.0)%

Depreciation, depletion and amortization of property, plant and equipment (2):	$50,341	$41,480	$8,861	21.4%

(1)	As a percentage of net sales
(2)

Nine months of 2017 additions to PP&E and DD&A are net of approximately $8.1 million and approximately $0.7 million respectively associated with the incentive tax credit recognized during the third quarter of 2017 as discussed above under “Recent Developments.”

The following tables provide key sales metrics for the agricultural products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	390,942	284,931	106,011	37%
HDAN	231,007	169,197	61,810	37%
Ammonia	80,389	70,243	10,146	14%
Other	20,863	19,026	1,837	10%
Total	723,201	543,397	179,804	33%

	Nine Months Ended September 30,			Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$155	$181	$(26)	(14)%
HDAN	$237	$266	$(29)	(11)%
Ammonia	$285	$344	$(59)	(17)%

With respect to sales of industrial, mining and other chemical products, the following table indicates the volumes sold of our major products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	361,191	347,894	13,297	4%
Nitric Acid - All Other	75,253	54,839	20,414	37%
LDAN/HDAN	90,138	61,944	28,194	46%
AN Solution	32,696	63,551	(30,855)	(49)%
Ammonia	177,277	83,389	93,888	113%
Total	736,555	611,617	124,938	20%

Net Sales

Agricultural and industrial sales for the first nine months of 2017 were all higher due to increased sales volumes that were partially offset by decreased average selling prices while mining sales for that same period of time were lower due to lower average prices and a net decrease in sales volume compared to the same period of 2016.

•

Agricultural products sales increased primarily from higher sales volume across all product categories.  This increase in improved sales volume was partially offset by lower average selling prices of all nitrogen based fertilizers. The increase in sales volume was primarily the result of improved on-stream and production rates at our facilities (despite certain unplanned downtime) and the broadening of our distribution of HDAN to new markets and customers.  Partially offsetting the increase in sales volume was lower average selling prices, primarily due to: (1) lower average commodity prices; (2) weather in the early spring that caused less ammonia to be applied during pre-plant season which caused an inventory buildup and; (3) the nitrogen production capacity being added globally, and in North America specifically.

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

•

Mining products sales decreased primarily as the result both lower sales volume and lower selling prices of AN Solution partially offset by increases in LDAN sales volume from our El Dorado Facility.  We continue to face lower sales volume of AN Solution from our Cherokee Facility as demand from our customers remains suppressed by overall market conditions and increased competitive production capacity in our region.

•

Other products consist of natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017 and sales from our former business that sold industrial machinery and related components, which business was sold in October 2017.

Gross Profit (Loss)

As noted in the table above, we recognized a gross profit of $15.7 million for the first nine months of 2017 compared to a gross loss of $40.4 million for the same period of 2016, or an increase in gross profit of $56.1 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improved primarily through:

•

a reduction in our feedstock and other operating costs at our El Dorado Facility as (i) this facility produced ammonia from natural gas in the first nine months of 2017 compared to purchasing ammonia during most of the first six months of 2016 and (ii) costs associated with the start-up, commissioning and optimizing activities performed on the ammonia plant during the second and third quarters of 2016 were not incurred in 2017;

•	a reduction in overall fixed plant expenses;
•	a reduction in repair expenses associated with planned and unplanned downtime;
•	a recovery of precious metals of $2.9 million during the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment; and
•	improved absorption of fixed costs from improved on-stream rates at our Cherokee Facility.

In addition, during the first nine month of 2016, we incurred a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes from fixing the assessed value for our El Dorado Facility. The increase in gross profit was partially offset by an increase in overall depreciation expense of approximately $8.9 million primarily as a result of our new ammonia plant at our El Dorado Facility not being put into service until mid-May 2016 and higher average natural gas feedstock cost at our Cherokee and Pryor Facilities.

Selling General and Administrative

Our SG&A expenses were $26.8 million for the first nine months of 2017, a decrease of $5.0 million compared to the same period in 2016.  The decrease was driven by a $2.3 million reduction in compensation-related cost, $1.6 million reduction in insurance and other miscellaneous costs and $1.1 million reduction in professional fees.

Other Expense (Income), net

Our net other expense for the first nine months of 2017 was $2.3 million (minimal for the same period in 2016) primarily consisting of a total net loss of $4.4 million primarily relating to the sale of our working interest of certain natural gas properties and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement as discussed in Note 12 to the Condensed Consolidated Financial Statements and $0.3 million in miscellaneous other income items.

Interest Expense, net

Interest expense for the first nine months of 2017 was $27.9 million compared to $21.1 million for the same period in 2016.  The increase is due primarily to a reduction in capitalized interest in the first nine months of 2017 of $14.7 million as a result of the El Dorado expansion project completion during 2016. This increase was partially offset by a decrease of $5.3 million relating to the 12% Senior Secured Notes sold in November 2015 and repaid in October 2016 and $2.2 million as a result of the debt modification associated with a consent solicitation completed in the third quarter of 2016.

Benefit for Income Taxes

The benefit for income taxes from continuing operations for the first nine months of 2017 was $10.7 million compared to $30.7 million for the same period in 2016.  The resulting effective tax rate for the first nine months of 2017 and 2016 was 26% and 33% respectively.  For the first half of 2017, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

Income from Discontinued Operations, including taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For the first nine months of 2016, income from discontinued operations was $196.6 million including a gain of $281.6 million and net of a tax provision of $95 million.

LIQUIDITY AND CAPITAL RESOURCES

The following summarizes our continuing cash flow activities for the first nine months ended September 30, 2017:

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $19.3 million as the result of a net loss of $30.1 million plus an adjustment of $50.3 million relating to depreciation, depletion and amortization of PP&E less other adjustments of $0.9 million.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $2.2 million primarily relating to expenditures for PP&E of $25.2 million partially offset by net proceeds of $22.6 million from the sale of our former working interests in certain natural gas properties and other property and equipment and including an advance payment on the sale of our engineered products business (industrial machinery and related components) discussed above under “Recent Developments” and in Note 14 to the Condensed Consolidated Financial Statements.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $21.7 million primarily for payments on long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	September 30,	December 31,
	2017	2016
	(In Millions)
Cash and cash equivalents	$53.1	$60.0
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019	375.0	375.0
Secured Promissory Note due 2017 (1)	—	6.5
Secured Promissory Note due 2019	8.4	9.2
Secured Promissory Note due 2021	12.0	14.3
Secured Promissory Note due 2023	17.2	18.6
Other	3.2	4.2
Unamortized discount and debt issuance costs	(5.4)	(7.6)
Total long-term debt, including current portion, net	$410.4	$420.2
Series E and F redeemable preferred stock (2)	$167.1	$145.0
Total stockholders' equity	$445.2	$492.5

(1)

During the second quarter of 2017, concurrently with the closing of the purchase and sale agreement relating to Zena discussed in Note 1, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note.

(2)	Liquidation preference of $179 million as of September 30, 2017.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of September 30, 2017, our Working Capital Revolver Loan was undrawn and had approximately $38.6 million of availability.

We have planned capital additions of approximately $10 million for the fourth quarter of 2017 which, if spent, would bring our full year 2017 total capital additions to approximately $35 million, which excludes the impact of the $8.1 million incentive tax credit recognized during the third quarter of 2017.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements” and in Note 7-Long-Term Debt, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of September 30, 2017, no trigger event had occurred.

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

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.48%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At September 30, 2017, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $38.6 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At September 30, 2017, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

As of September 30, 2017, the aggregate liquidation preference (par value plus accrued dividends) was $179 million.

Capital Additions – First Nine Months of 2017

Capital additions during the first nine months of 2017 primarily related to PP&E of $25.0 million which additions includes approximately $1.6 million associated with maintaining compliance with environmental laws, regulations and guidelines.  Our net capital additions were $16.9 million reduced by $8.1 million relating to incentive tax credits discussed above under “Recent Developments”. The capital additions were funded from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital additions.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $3.2 million during the first nine months of 2017 in connection with environmental projects.  For the remainder of 2017, we expect to incur expenses ranging from $0.9 million to $1.2 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14% of the liquidation value of $1,000 per share. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%. The current semi-annual compounded dividend is approximately $90.69 per share for the current aggregate semi-annual dividend of $12.7 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of September 30, 2017, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $39.3 million.

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

As of September 30, 2017, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.6 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2017, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2017.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2017 could change in the near term.

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

During the first nine months of 2017, we amended our working capital revolver loan agreement and paid off the secured promissory note due 2017 as discussed in Note 7 and under “Liquidity and Capital Resources” and in our 2016 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into prepaid firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At September 30, 2017, we had approximately $0.6 million in embedded losses associated with prepaid sales commitments and other sales commitments that we plan to fulfil with purchased product.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At September 30, 2017, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2017, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $17.2 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2017, at the reasonable assurance level.

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

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

BKV	-	BKV Chelsea L.L.C.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

DD&A	-	Depreciation, depletion and amortization.

DEF	-	Diesel Exhaust Fluid.

DOJ	-	The U.S. Department of Justice.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

First Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016, to the Original 7.75% Indenture.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million Metric British thermal units.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Project	-	A greenhouse reduction project being performed at our Baytown Facility.

Properties	-	Zena’s former rights, title and interests in all of its oil and natural gas properties located in Wyoming County, Pennsylvania.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Retirement Date	-	December 31, 2017.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in June 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock have one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Springing Maturity Date	-	90 days prior to the maturity date of the Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to 90 days prior to January 17,2022.

Transition Agreement	-	An agreement between Jack Golsen and LSB, dated June 30, 2017.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Working Capital Revolver Loan Amendment	-	The senior secured revolving credit facility, amended effective January 17, 2017.

Zena	-	Zena Energy L.L.C., a subsidiary of the Company.

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

See “Index to Exhibits” on page 44.

Index to Exhibits Item 6

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of October 2017.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)