Form 10-K
period 2017-12-31
LSB INDUSTRIES INC
filed 2018-02-26
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2017, was approximately $259 million.  As a result, the Registrant is an accelerated filer as of December 31, 2017.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant were deemed to be owned by affiliates of the Registrant as of June 30, 2017.  Such determination should not be deemed an admission that such executive officers and directors of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 16, 2018, the Registrant had 28,602,954 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2017 fiscal year, are incorporated by reference in Part III.

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 8.	Financial Statements and Supplementary Data	47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

Item 9A.	Controls and Procedures	47

Item 9B.	Other Information	50

	PART III

	(Items 10, 11, 12, 13, and 14)	50

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2017 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	50

PART I

ITEM 1.  BUSINESS

Overview

All references to "LSB Industries,” “LSB,” “the Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries.  Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in Item 8.

The Company was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. We manufacture and market chemical products for the agricultural, industrial and mining markets.  We own and operate facilities in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and we operate a facility for Covestro AG (“Covestro”) in Baytown, Texas (the “Baytown Facility”).  Our products are sold through distributors and directly to end customers throughout the United States.

Our Business

Our business manufactures products for three principal markets:

•	ammonia, fertilizer grade ammonium nitrate (“AN” and “HDAN”) and urea ammonia nitrate (“UAN”) for agricultural applications;
•

high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid (“DEF”) for industrial applications; and

•	industrial grade AN (“LDAN”) and AN solutions for the mining industry.

The products we manufacture are primarily derived from two raw material feedstocks: natural gas and ammonia.  Our facilities and production processes have been designed to produce products that are marketable at nearly each stage of production.  This has allowed us to develop and deploy a business model that optimizes the mix of products to capture the value opportunities in the end markets we serve with a focus on balancing our production.

The chart below highlights representative products and applications in each of our end markets.

End Market	Products	Applications
Agricultural	UAN, HDAN, ammonia	Fertilizer and fertilizer blends for corn and other crops; NPK fertilizer blends

Industrial Acids and Other	Nitric acid, ammonia, sulfuric acid, diesel exhaust fluid

Semi-conductor and polyurethane intermediates; Pulp and paper, alum, water treatment, metals and vanadium processing; Power plant emissions abatement, water treatment, refrigerants, metals processing; Exhaust stream additive

Mining	LDAN, AN solutions, and Specialty HDAN	Specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2017	2016	2015
Percentage of consolidated net sales:
Agricultural products	43%	44%	48%
Industrial acids and other chemical products	46%	42%	38%
Mining products	9%	12%	11%
Other products	2%	2%	3%
	100%	100%	100%

Prior to July 1, 2016, we manufactured and sold a range of heating, ventilation and air conditioning products and related services (the “Climate Control Business”).  These products were primarily used in commercial, institutional and residential new building construction and renovations.  On July 1, 2016, we sold the Climate Control Business.

For information regarding our net sales, operating income or losses and total assets for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Our Strategy

We pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices or short duration pre-sales and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that provide for the pass through of raw material and other manufacturing costs.  We believe that this product and market diversification strategy allows us to have more consistent levels of production then some of our competitors and helps reduce the volatility risk inherent in the prices of our raw material feedstocks and/or the changes in demand for our products.

The strategy of developing industrial and mining customers is to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to the natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources.  This volatility of sales pricing in our agricultural products may, from time to time, compromise our ability to recover our full cost to produce the product.  Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude us from balancing production and storage capabilities. Looking forward, we continually pursue profitable growth and margin enhancement.  Our strategy calls for continued emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating investment in expansion projects, along with reliability and efficiency improvement projects.

Key Initiatives for 2018

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have several initiatives underway that we believe will assist us in improving the reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  In 2017, we made the decision to upgrade our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  At that time, we also made the decision to engage outside maintenance experts to assist us in expediting its implementation and in its overall use.  We expect that the system will be implemented by the end of the second quarter of 2018 and we will begin to see the benefits in the second half of 2018.

Additionally, specific to our Pryor Facility, we engaged several outside engineering firms to assist us in an overall plant reliability study which will be used to enhance our reliability improvement plan for that facility.  We expect the study to be completed during the second quarter of 2018.

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical to improved plant performance.  With that in mind, we implemented enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture in 2017.  The implementation and training of these programs will continue in 2018 and we expect these will benefit our on-stream rates.

•

Continue Broadening of the distribution of our AN and Nitric Acid products.  We increased our overall sales volume of HDAN in 2017 by approximately 60,000 tons or 26% to approximately 290,000 tons compared to 230,000 tons for 2016 through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor and Cherokee Facilities which allows us to sell to new markets and customers out of those facilities and; (2) educating growers on the additional applications for HDAN.  In 2018, we will continue to focus on those initiatives and other initiatives in an effort to continue to grow our annual sales volumes over 2017.

In addition, through increased marketing efforts, we increased our sales volumes of Nitric Acid by approximately 18,000 tons from 82,000 tons in 2016 to 100,000 tons in 2017.  We will continue to focus on increasing our marketing efforts in order to expand our market for our nitric acid products in North America.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  Beginning in 2018, we will undertake a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.

•

Reducing and controlling our cost structure.  We have engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We expect this to be implemented by the end of the second quarter of 2018 and believe that these efforts will result in a reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis.

Over the last 18 months, we have reduced our SG&A and plant expenses over $12 million annually and believe, in addition to the procurement initiative discussed above, there is still an opportunity to further reduce those expenses.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital. We are actively seeking ways to improve our capital structure and reduce our overall cost of capital. We believe that the improving end markets for our products combined with our improved operating performance will be a benefit.

We may not successfully implement any or all these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Our Competitive Strengths

Strategically Located Chemical Assets and Long-Standing Customer Relationships

Our business benefits from highly advantaged locations with logistical and distribution benefits.  We have access to the ammonia pipeline from the U.S. Gulf at our El Dorado Facility, which provides low cost transportation to distribution points.  The El Dorado Facility also has rail access that is in close proximity to our HDAN customers.  Our Cherokee Facility is located east of the Mississippi River, allowing it to reach customers that are not freight logical for others.  Our Cherokee Facility sits adjacent to the Tennessee River, providing barge access, in addition to truck and rail access.  Our Pryor Facility is located in the heart of the Southern Plains with close proximity to the Port of Catoosa along with strategic rail and truck access.

Advantaged and Improving Raw Material Cost Position

We believe we are able to effectively manage input costs for our primary raw materials, natural gas and ammonia, which allows us to partially offset the impact of volatility in feedstock costs in our business.  We currently produce ammonia at our El Dorado Facility, our Cherokee Facility and our Pryor Facility, which allows us to take advantage of the spread between producing and purchasing ammonia at those facilities.  Additionally, our Pryor Facility has a natural gas cost advantage as its cost of gas is materially lower than our El Dorado and Cherokee Facilities.  The Baytown Facility does not produce ammonia and therefore purchases between 135,000 to 145,000 tons of ammonia per year.  However, under our long-term contract with Covestro, we pass through the full cost of the ammonia, leaving us with no exposure to ammonia price fluctuations.

Diversified Sources of Revenue

Our business serves a broad range of end markets, which we believe diminishes the cyclicality of our financial performance.  Our business serves the agricultural, industrial and mining markets.  The flexible nature of our production process allows us the ability to shift our product mix based on end market demand.

Operation of Multiple Facilities and High Production Capacity

We operate our business through several facilities.  Operating multiple facilities diversifies the risk and impact of operational issues that may occur at a single plant, which gives us a strategic advantage over competitors that operate their company through a single facility.  Additionally, our competitive production capacity of our combined plants allows us to decrease manufacturing costs, helping us to achieve enhanced margins.

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

The World Agricultural Supply and Demand Estimates Report (“WASDE”) released February 8, 2018 reports U.S. corn production for 2016/2017 (“2017 Crop”) was 15.2 billion bushels, up 11.4% from 2015/2016 (“2016 Crop”), reflecting increases in planted and harvested acres.  In addition, they estimate yields per acre of 174.6 bushels per acre for the 2017 Crop compared to 168.4 bushels per acre for the 2016 Crop.  This report also estimates world corn ending stocks for 2017/2018 (“2018 Crop”) at 203.1 million tons, a decrease over the 2017 Crop ending stocks of approximately 11.6% while U.S. corn ending stocks of 59.8 million tons, an increase of approximately 3% over the prior year.  This has led the WASDE to estimate that U.S. growers will plant 90.2 million acres of corn in the 2018 Crop, a decrease of 3.8 million acres over the previous year, with expected yields of 176.6 bushels per acre, a 1% increase in yield from the previous year.

In our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, and our contractual arrangements with certain large customers.  Our mining products are generally sold into the coal, metals and mineral mining and aggregates markets with the majority of those sales being sold into the coal markets.  As such, U.S. annual coal production will drive sale volumes of our mining products and over the past several years, U.S. coal production has been negatively impacted by low natural gas prices among other things.  The U.S. Energy Information Administration (“EIA”) reported, that annual coal production in the U.S. for the full year 2017 was up 6% from 2016 due to increased export demand.  EIA is forecasting a 2% decrease in U.S. coal production in 2018 and another 2% decrease in 2019.  U.S. coal consumption is also expected to decline over the next two years due to low natural gas prices reducing demand for coal for coal-fired electricity generation.  EIA also expects U.S. coal export demand to decline in 2018 and 2019.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy.  While we believe our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  We do not expect a significant increase in our mining business in the near term.  In addition, the metals and mineral mining markets have been and, in certain segments such as iron ore, continue to be negatively impacted by commodity price decreases which have curtailed their activity and negatively impacted our sales into that market.

Natural gas is the basic feedstock for the production of ammonia and therefore natural gas prices have a significant impact on the production cost of our ammonia.  Given the current relatively low price of natural gas in North America and the expectation that pricing of natural gas will remain relatively low for the foreseeable future, North American ammonia producers are currently low-cost producers of ammonia that is consumed in North America and the expectation is that will continue.

That low cost of production stimulated investment in brownfield and greenfield nitrogen expansion projects in the U.S.  Many of those projects were cancelled or placed on hold.  However, a number of the announced expansion projects have been completed and began production during 2017. These expansion projects are expected to increase ammonia production in the U.S. by approximately 5 million tons annually in addition to expansion of other upgraded nitrogen products.  This additional domestic ammonia and other upgraded product production is expected to replace product that is currently being imported into North America.  However, the amount and timing of new nitrogen production could have a negative effect on selling prices of nitrogen-based products in 2018 caused by an imbalance of supply and demand.

Agricultural Products

We produce and sell UAN, HDAN and ammonia, all of which are nitrogen-based fertilizers.  We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the U.S.  Our nitrogen-based fertilizers are used to grow food crops, biofuel feedstock crops, pasture land for grazing livestock and forage production.  We maintain long-term relationships with wholesale agricultural distributors and retailers and also sell directly to agricultural end-users through our network of wholesale and retail distribution centers.

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and internationals and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.  During the past few years, we have been successful in expanding outside our traditional markets by delivering to distributors on the Tennessee and Ohio rivers by barge, and by delivering to certain Western States by rail.  See our discussion above concerning broadening the distribution of our AN products under “Key Initiatives for 2018”.

In addition, we have an agreement with a third-party purchaser (Coffeyville Resources Nitrogen Fertilizers, LLC, “CVR”) to market and sell a portion of our UAN.  Demand for sales under this agreement is based on the expected needs of the purchaser’s customers.  The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at our Pryor Facility.  The term of the agreement runs through June 2019 with annual renewal options.

We sell most of our agricultural products at the current spot market price in effect at the time of shipment, although during certain times of the year, we enter into forward sales commitments for some of these products.  Sales of our industrial and mining products are generally made to customers pursuant to sales contracts or pricing arrangements on terms that include the cost of raw material feedstock as a pass-through component in the sales price.  These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets.

Industrial Acids and Other Chemical Products

We manufacture and sell industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries.  In addition, we produce and sell blended and regular nitric acid and industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants. In addition, one of our subsidiaries, El Dorado Chemical Company (“EDC”) and Koch Fertilizer are parties to an ammonia purchase and sale agreement under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that is in excess of EDC’s internal needs.  We began selling ammonia under this agreement during June 2016.  The term of the agreement runs until June 2019, with annual renewal options.

We operate the Baytown Facility on behalf of Covestro and we believe it is one of the largest and most technologically advanced nitric acid manufacturing units in the U.S.  The majority of the Baytown Facility’s production is sold to Covestro pursuant to a long-term contract (the “Covestro Agreement”).  This agreement: (a) allows us to pass-through almost all of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and for marketing nitric acid not used by Covestro to third party customers and; (c) to receive a portion of any carbon credits that are sold.  The term of this agreement runs until June 2021 with options for renewal.

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  Our sale prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.  See our discussion above concerning broadening the distribution of our Nitric Acid products under “Key Initiatives for 2018”.

Mining Products

We produce and sell LDAN and AN solution to the mining industry, which are primarily used as AN fuel oil and specialty emulsions for surface mining of coal, mining of precious metals and for usage in quarries and providing aggregates to the construction industry.  We have signed long-term contracts with customers that provide for the annual sale of LDAN under various natural-gas-cost-plus-a-fixed-dollar-amount pricing arrangements.

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

Natural gas is the primary raw material for producing ammonia, UAN and other products at our El Dorado, Cherokee and Pryor Facilities.  When operating at optimum on-stream rates, the El Dorado Facility would purchase approximately 15.6 million MMBtus of natural gas annually to produce approximately 450,000 tons of ammonia; the Cherokee Facility would purchase approximately 5.8 million MMBtus of natural gas per year in order to produce approximately 180,000 tons of ammonia; and the Pryor Facility would purchase approximately 6.8 million MMBtus of natural gas annually to produce approximately 235,000 tons of ammonia.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price.  Periodically, we enter into volume purchase commitments and/or futures/forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward.  As of December 31, 2017, we had volume purchase commitments with a fixed cost for natural gas of approximately 1.3 million MMBtus at an average cost of $2.42 per MMBtu.  These commitments are for firm purchases during the first quarter of 2018 and represent approximately 17% of our total exposed natural gas usage required for that period.

The Baytown Facility purchases 135,000 to 145,000 tons of ammonia per year.  However, under our long-term contracts for that business, we pass through the full cost of the ammonia leaving us with no exposure to ammonia price fluctuations.

See further discussion relating to the outlook for our business under “Key Industry Factors” in our MD&A contained in this report.

Seasonality

We believe fertilizer products sold to the agricultural industry are seasonal while sales into the industrial and mining sectors generally are less susceptible.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets we distribute the majority of our agricultural products.  As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Regulatory Matters

We are subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters" of this Item 1 and various risk factors under Item 1A.

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Austin Powder Company, CF Industries Holdings, Inc., Chemtrade Logistics Inc., Cytec Industries, OCI Partners LP, Dyno Nobel, a subsidiary of Incitec Pivot Limited, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Nutrien (formerly known as Agrium and Potash Corporation of Saskatchewan), Orica Limited, Praxair, Inc., Quad Chemical Corporation, Trammo Inc. and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Additional Foreign and Domestic Operations and Export Sales

For each of the last three years, all of our net sales and long-lived assets relate to domestic operations.  In addition, net sales to non-U.S. customers were minimal.

Employees

As of December 31, 2017, we employed 569 persons, 166 of whom are represented by unions under agreements that expire in July of 2018 through November of 2019.

Environmental, Health and Safety Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (the “Environmental and Health Laws”), many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations.  Certain Environmental and Health Laws impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.  In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses.  In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate.  In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety effects of our operations.

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

Available Information

We file or furnish annual, quarterly and current reports and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents we file with the SEC at www.sec.gov.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board has not made a decision whether or not to pay dividends on our common stock in 2018, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

Future issuances or potential issuances of our common stock or preferred equity could adversely affect the price of our common stock and our ability to raise funds in new stock offerings and could dilute the percentage ownership or voting power of our common stockholders.

Future sales of substantial amounts of our common stock, preferred stock or equity-related securities in the public market, or the issuance of a substantial amount of our common stock as the result of the conversion of our outstanding convertible preferred stocks, or the perception that such sales or conversions could occur, could adversely affect prevailing trading prices of our common stock and could dilute the value of common stock held by our existing stockholders.  No prediction can be made as to the effect, if any, that future sales of common stock, preferred stock, or equity-related securities, conversions of our outstanding preferred stocks into shares of common stock, or the availability of shares of common stock for future sale will have on the trading price of our common stock.  Such future sales or conversions could also significantly reduce the percentage ownership and voting power of our existing common stockholders.

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

Seasonality can adversely affect our business.

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

Ammonia can be very volatile and extremely hazardous.  Any liability for accidents or intentional acts such as terrorism involving ammonia or other products we produce or transport that cause severe damage to property or injury to the environment and human health could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.  In addition, the costs of transporting ammonia could increase significantly in the future.

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

A major factor underlying the solid level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production.  Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”).  To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline.  However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.

Furthermore, most ethanol is currently produced from corn and other raw grains, such as milo or sorghum, especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops (plants grown for use to make biofuels or directly exploited for their energy content).  If an efficient method of producing ethanol from cellulose-based biomass is developed, the demand for corn may decrease significantly, which could reduce demand for nitrogen fertilizer products and have a material adverse effect on the prices we receive on sales of our ammonia products and our results of operations, financial condition and ability to make cash distributions.

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

The products (primarily agricultural) produced and sold by us have been in the past, and could be in the future, materially affected by adverse weather conditions (such as excessive rain or drought) in the primary markets for our fertilizer and related agricultural products.  In addition, weather can cause an interruption to the operations of our chemical facilities.  Many scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  These climate changes might also occur as the result of other phenomena that human activity is unable to influence, including changes in solar activity and volcanic activity.  Regardless of the cause, if any of these unusual weather events occur during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on our agricultural sales and our financial condition and results of operations.

There is intense competition in the markets we serve.

Substantially all of the markets in which we participate are highly competitive with respect to product quality, price, distribution, service, and reliability.  We compete with many companies, domestic and foreign, that have greater financial, marketing and other resources.  Specifically, the overall nitrogen market is being affected as a result of the number of announced, started and recently completed nitrogen expansion projects in the U.S.  Competitive factors could require us to reduce prices or increase spending on product development, marketing and sales, which could have a material adverse effect on our business, results of operation and financial condition.

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

For 2017, seven customers accounted for approximately 46% of our consolidated net sales.  One of these customers is Covestro, which sales are pursuant to the Covestro Agreement under which one of our subsidiaries operates a nitric plant located within Covestro’s chemical manufacturing complex as discussed above under Industrial Acids and Other Chemical Products of Item 1 - Business.  This agreement: (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and marketing nitric acid at the Baytown Facility and; (c) to receive a portion of any carbon credits that are sold.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

The price of natural gas in North America and worldwide has been volatile in recent years and has declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling.  Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated natural gas.  Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices.

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

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers.  We cannot ensure that our principal executive officers will continue to be available.  Although we have employment agreements with certain of our principal executive officers, including Daniel D. Greenwell and Mark T. Behrman, we do not have employment agreements with all of our key personnel.  The loss of some of our principal executive officers could have a material adverse effect on us.  We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, pandemic health crises, etc.), have negatively affected and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Terrorist attacks in the U.S and elsewhere and natural disasters (such as hurricanes or pandemic health crises) have in the past and can in the future negatively affect our operations.  We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere.  These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition.  In addition, terrorist attacks and natural disasters may directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers.  In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively affected our operations and those of our customers.  As previously noted, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  If any such effects, whether anthropogenic or otherwise, were to occur in areas where we or our clients operate, they could have an adverse effect on our assets and operations.

Cyber security risks could adversely affect our business operations.

As we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cyber security also increase.  We rely on our enterprise resource planning software (“ERP”) and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions.  This risk not only applies to us, but also to third parties on whose systems we place significant reliance for the conduct of our business.  We are significantly dependent upon internet connectivity and a third-party cloud hosting vendor.  We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events.  Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks.  Compromises to our information systems could have an adverse effect on our results of operations, liquidity and financial condition.

Our transportation and distribution activities rely on third party providers, which subject us to risks and uncertainties beyond our control that may adversely affect our operations.

We rely on railroad, trucking, pipeline and other transportation service providers to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our storage and distribution system and our retail centers and to ship finished products to our customers.  These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions, extreme weather conditions, system failures, work stoppages, equipment and personnel shortages, delays, accidents such as spills and derailments and other accidents and operating hazards.

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

Our nitrogen production is concentrated in four separate complexes.  The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments and could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Moreover, our facilities may be subject to failure of equipment that may be difficult to replace and could result in operational disruptions.

Potential increase of imported agricultural products.

Russia and Ukraine both have substantial capacity to produce and export fertilizer grade AN. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors.  Historically, the U.S. Department of Commerce (“DOC”) has restrained AN imports from Russia and Ukraine with anti-dumping tariffs.  However, these tariffs were resolved by the DOC in 2016 and 2017 respectfully. As a result, we may face more substantial competition from Russian producers of fertilizer grade AN.

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

Our business is subject to numerous health, safety, security and environmental laws and regulations.  The manufacture and distribution of chemical products are activities that entail health, safety and environmental risks and impose obligations under health, safety and environmental laws and regulations, many of which provide for substantial fines and potential criminal sanctions for violations.  Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous health, safety and environmental laws and regulations, we previously were, and in the future, may be, subject to fines, penalties and sanctions for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of effluents at or from our chemical facilities.  Further, a number of our chemical facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our results of operation and financial condition.  These operating permits are subject to modification, renewal and revocation.  In addition, third parties may contest our ability to receive or renew certain permits that we need to operate, which can lengthen the application process or even prevent us from obtaining necessary permits.  We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations.  Despite these compliance efforts, risk of noncompliance or permit interpretation is inherent in the operation of our business.

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

The chemical industry in general, and producers and distributors of ammonia and AN specifically, are scrutinized by the government, industry and public on security issues.  Under current and proposed regulations, we may be required to incur substantial additional costs relating to security at our chemical facilities and distribution centers, as well as in the transportation of our products.  These costs could have a material effect on our results of operations, financial condition, and liquidity.  The cost of such regulatory changes, if significant, could lead some of our customers to choose other products over ammonia and AN, which may have a significant adverse effect on our business.

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

In January 2017, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to its Risk Management Program.  The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information.  Compliance with many of the rule’s new requirements will be required beginning in 2021.  The EPA has temporarily delayed the rule’s effective date until February 19, 2019 and has indicated that it may further delay the rule’s implementation, however, this delay has been challenged in court and certain of those challenges remain pending. These requirements may have a negative effect on the profitability of our AN business.  The Occupational Safety and Health Administration (“OSHA”) is likewise considering changes to its Process Safety Management standards.  In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN.  While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment, the EPA adopted regulations pursuant to the federal Clean Air Act to reduce greenhouse gas emissions from various sources.  For example, the EPA requires certain large stationary sources to obtain preconstruction and operating permits for pollutants regulated under the Prevention of Significant Deterioration and Title V programs of the Clean Air Act.  Facilities required to obtain preconstruction permits for such pollutants are also required to meet “best available control technology” standards that are being established by the states.  These regulatory requirements could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources.  The EPA has also instituted a mandatory greenhouse gas reporting requirement that began in 2010, which affects all of our chemical manufacturing sites.

Although greenhouse gas regulation could: increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions.  Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations.  For instance, the EPA published a rule, known as the Clean Power Plan, to limit greenhouse gases from electric power plants.  The EPA is currently reviewing the Clean Power Plan however, it could result in increased electricity costs due to increased requirements for use of alternative energy sources, and a decreased demand for coal-generated electricity.

Laws, regulations or other issues related to climate change could have a material adverse effect on us.

If we, or other companies with which we do business become subject to laws or regulations related to climate change, it could have a material adverse effect on us.  The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions.  Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties.  The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions.  Although these laws and regulations have not had any known material adverse effect on us to date, they could result in substantial costs, including compliance costs, monitoring and reporting costs and capital.  Furthermore, our reputation could be damaged if we violate climate change laws or regulations.  We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition.  Lastly, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate.  These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures.  Any of these matters could have a material adverse effect on us.

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder and an unrelated third party, owns one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights with common stock equal to 15.8% of the total voting power of LSB’s common stock as of February 16, 2018.

Jack E. Golsen, Chairman Emeritus of our Board of Directors (the “Board”) and Barry H. Golsen, a member of our Board, entities owned by them, and trusts for which they possess voting or dispositive power as trustee (the “Golsen Holders”) owned as of February 16, 2018, an aggregate of 2,185,517 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together vote as a class and represent approximately 10.4% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock.

Pursuant to a Board Representation and Standstill Agreement entered into in connection with LSB Funding’s purchase of preferred stock in December 2015, LSB Funding has the right to designate two directors on our Board, and the Golsen Holders have the right to appoint two directors as amended in October 2017, subject to reduction in each case in certain circumstances.  This is in addition to their ability to vote generally in the election of directors.  As a result, each of LSB Funding and the Golsen Holders have significant influence over the election of directors to our Board.

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

We have authorized and unissued (including shares held in treasury) 46,381,342 shares of common stock and 4,090,231 shares of preferred stock as of December 31, 2017.  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	our ability to obtain ammonia from other sources;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	anticipated costs of Turnarounds during 2018;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe, the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of certain precious metals, natural gas, and ammonia;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;

•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products;
•	other factors described in the MD&A contained in this report; and
•	other factors described in “Risk Factors” contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

ASU	-	Accounting Standard Update.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

BKV	-	BKV Chelsea L.L.C.

Borrowers	-	LSB and certain of its subsidiaries that are party to the Working Capital Revolver Loan.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Climate Control Group	-	Climate Control Group, Inc., a former direct, wholly owned subsidiary of Consolidated and an indirect subsidiary of LSB.

Consent Solicitation	-	A consent solicitation initiated in August 2016 to effect certain amendments to the Original 7.75% Indenture.

Consolidated	-	Consolidated Industries L.L.C., a former direct, wholly owned subsidiary of LSB.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

Covestro Agreement	-

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

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Purchase Agreement	-	An agreement between PCC and CVR, whereby CVR has agreed to purchase certain volumes of UAN from PCC.

DD&A	-	Depreciation, depletion and amortization.

DOJ	-	The U.S. Department of Justice.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

DOC	-	The U.S. Department of Commerce.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

ERP	-	Enterprise Resource Planning Software.

EPA	-	The U.S. Environmental Protection Agency.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

IRS	-	U. S. Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

Loan Conversion Date	-

The date which El Dorado Ammonia L.L.C. received final funding on a loan which was converted to a seven-year secured term loan requiring equal monthly principal and interest payments with a final balloon payment due May 2023.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

NIBE	-	NIBE Industrier AB (publ). and NIBE Energy Systems Inc., an indirect wholly owned subsidiary of NIBE Industrier AB.

NOL	-	Net Operating Loss.

NPDES	-	National Pollutant Discharge Elimination.

NSO	-	Non-qualified stock options.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Original 7.75% Indenture	-	The indenture, dated as of August 7, 2013, pursuant to which we issued the $425 million 7.75% Senior Secured Notes due 2019.

OSHA	-	Occupational Safety and Health Administration.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Properties	-	Zena’s former rights, title and interests in all of its oil and natural gas properties located in Wyoming County, Pennsylvania.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Renewed Rights Agreement	-	A renewed shareholder rights plan effective January 5, 2009.

Renewed Rights Amendment	-	An amendment to a shareholder rights plan effective December 4, 2015.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

SAR	-	Stock appreciation rights.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

S. Golsen	-	Steven J. Golsen.

Senior Secured Notes	-	The Senior Secured Notes, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

Senior Secured Notes Indenture	-

The Original 7.75% Indenture Agreement, dated as of August 7, 2013, governing the 7.75% Senior Secured Notes, together with the First Supplemental Indenture to the Original 7.75% Indenture, dated as of September 7, 2016.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Shortfall	-	Tax deficiencies recorded in equity to the extent of previous windfalls and then to the income statement.

Springing Maturity Date	-	90 days prior to the maturity date of the Senior Secured Notes, to the extent the Senior Secured Notes are not refinanced or repaid prior to 90 days prior to January 17, 2022.

Stock Purchase Agreement	-	An agreement between NIBE and Consolidated to purchase all of the outstanding common stock of the Climate Control Group.

Supplemental Indenture	-	The First Supplemental Indenture, dated as of September 7, 2016, to the Original 7.75% Indenture.

Transition Agreement	-	An agreement between Jack Golsen and LSB, dated June 30, 2017.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

UMB	-	UMB Bank, n.a.

U.S.	-	United States.

Warrants	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10 which was held by LSB Funding LLC.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

Wells Fargo	-	Wells Fargo Capital Finance L.L.C.

West Fertilizer	-	West Fertilizer Company.

Windfall	-	Tax benefits in excess of compensation costs.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Working Capital Revolver Loan Amendment	-	The senior secured revolving credit facility, amended effective January 17, 2016.

Zena	-	Zena Energy L.L.C., a former subsidiary of the Company.

1992 Agreement	-	An individual benefit agreement with a former executive.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2015 Restricted Stock	-	Grants under the 2008 Plan of restricted stock during 2015 to certain executives.

2016 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2015 and ended in 2016.

2016 Restricted Stock	-	Grants under the 2016 Plan of restricted stock during 2016.

2017 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2016 and ended in 2017.

2017 Restricted Stock	-	Grants under the 2016 Plan of restricted stock during 2017.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018.

7.75% Senior Secured Notes	-

$425 million aggregate principal amount of 7.75% Senior Secured Notes due August 1, 2019 issued pursuant to the Original 7.75% Indenture, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%

12% Senior Secured Notes	-	The $50 million aggregate principal amount of 12% Senior Secured Notes due August 1, 2019.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2017:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	Covestro site
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Capacity Utilization	99% (B)	94% (C)	68% (D)	85% (E)

(A)

We distribute our agricultural products through 11 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); 1 center located in Tennessee (owned); and 1 center located in Missouri (owned).

(B)

The percentage of utilization for the El Dorado Facility relates to its ammonia production capacity. The capacity utilization rate is based on 1,150 tons per day of production since production began.  We are currently producing at above 1,300 tons per day.  We did not perform a Turnaround during 2017.

(C)

The percentage of utilization for the Cherokee Facility relates to its ammonia production capacity and is based on 515 tons per day of production for the year.  We did not perform a Turnaround during 2017.

(D)

The percentage of utilization for the Pryor Facility relates to its ammonia production capacity and is based on 675 tons per day of production for the year.  The listed rate excludes 17 days to perform a Turnaround during 2017.  The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity.

(E)

The percentage of utilization for the Baytown Facility relates to its nitric acid production capacity and is based on 1,530 tons per day of production for the year.  We did not perform a Turnaround during 2017.

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

	Year Ended December 31,
	2017		2016
Quarter	High	Low	High	Low
First	$11.70	$7.03	$14.10	$3.68
Second	$11.34	$6.82	$15.50	$7.73
Third	$11.71	$5.55	$13.85	$7.66
Fourth	$9.50	$6.68	$9.93	$4.52

Stockholders

As of February 16, 2018, we had approximately 432 record holders of our common stock.

Dividends

We have not paid cash dividends on our outstanding shares of common stock or convertible preferred stocks during the two most recent fiscal years.  In 2017, we did not pay cash dividends on our outstanding series of redeemable preferred stocks but did pay cash dividends during 2016.  See discussion concerning dividends and restrictions in payment of dividends below under “Liquidity and Capital Resources - Dividends” and “- Loan Agreements” of the MD&A contained in Item 7 of this report.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2018.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2017 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Preferred Share Rights Plan

See discussions relating to our preferred share rights plan under Preferred Share Rights Plan of Note 14 to Consolidated Financial Statements contained in this report.

ITEM 6. SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2017	2016	2015	2014	2013
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales	$427,504	$374,585	$437,695	$495,888	$416,223
Operating income (loss)	(34,091)	(90,223)	(71,166)	30,577	73,739
Interest expense, net	37,267	30,945	7,371	21,599	13,301
Provisions (benefit) for income taxes	(40,759)	(41,956)	(32,520)	4,251	23,955
Income (loss) from continuing operations	(30,293)	(88,133)	(46,146)	5,087	35,600
Income from discontinued operations, net of taxes	1,076	200,301	11,381	14,547	19,362
Net income (loss)	(29,217)	112,168	(34,765)	19,634	54,962
Net income (loss) income attributable to common stockholders	$(59,447)	$64,760	$(38,038)	$19,334	$54,662
Income (loss) per common share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$(2.22)	$(5.28)	$(2.17)	$0.21	$1.57
Income from discontinued operations, net of taxes	$0.04	$7.82	$0.50	$0.65	$0.86
Net income (loss)	$(2.18)	$2.54	$(1.67)	$0.86	$2.43
Diluted:
Income (loss) from continuing operations	$(2.22)	$(5.28)	$(2.17)	$0.21	$1.51
Income from discontinued operations, net of taxes	$0.04	$7.82	$0.50	$0.64	$0.82
Net income (loss)	$(2.18)	$2.54	$(1.67)	$0.85	$2.33
Selected Balance Sheet Data in Dollars:
Total assets	$1,189,182	$1,270,420	$1,361,827	$1,130,572	$1,075,218
Long-term debt, including current portion, net	$409,399	$420,220	$520,422	$450,885	$455,054
Redeemable preferred stocks	$174,959	$145,029	$177,272	$—	$—
Stockholders' equity	$438,196	$492,513	$421,580	$434,048	$411,715
Selected Other Data in Dollars:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference, to the MD&A contained in Item 7 of Part II of this report.  The financial information presented may not be indicative of our future performance.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2017 Consolidated Financial Statements included elsewhere in this report.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Initiatives for 2018

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have several initiatives underway that we believe will assist us in improving the reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  In 2017, we made the decision to upgrade our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  At that time, we also made the decision to engage outside maintenance experts to assist us in expediting its implementation and in its overall use.  We expect that the system will be implemented by the end of the second quarter of 2018 and we will begin to see the benefits in the second half of 2018.

Additionally, specific to our Pryor Facility, we engaged several outside engineering firms to assist us in an overall plant reliability study which will be used to enhance our reliability improvement plan for that facility.  We expect the study to be completed during the second quarter of 2018.

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical to improved plant performance.  With that in mind, we implemented enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture in 2017.  The implementation and training of these programs will continue in 2018 and we expect these will benefit our on-stream rates.

•

Continue Broadening of the distribution of our AN and Nitric Acid products.  We increased our overall sales volume of HDAN in 2017 by approximately 60,000 tons or 26% to approximately 290,000 tons compared to 230,000 tons for 2016 through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor and Cherokee Facilities which allows us to sell to new markets and customers out of those facilities and; (2) educating growers on the additional applications for HDAN.  In 2018, we will continue to focus on those initiatives and other initiatives in an effort to continue to grow our annual sales volumes over 2017.

In addition, through increased marketing efforts, we increased our sales volumes of Nitric Acid by approximately 18,000 tons from 82,000 tons in 2016 to 100,000 tons in 2017.  We will continue to focus on increasing our marketing efforts in order to expand our market for our nitric acid products in North America.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  Beginning in 2018, we will undertake a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.

•

Reducing and controlling our cost structure.  We have engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We expect this to be implemented by the end of the second quarter of 2018 and believe that these efforts will result in a reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis.

Over the last 18 months, we have reduced our SG&A and plant expenses over $12 million annually and believe, in addition to the procurement initiative discussed above, there is still an opportunity to further reduce those expenses.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Business Developments - 2017

Sale of Working Interests in Natural Gas Properties and Other Non-Core Assets

At the end of 2016, we identified certain assets that were no longer necessary in the operations of our business.  During 2017, we sold assets totaling approximately $23.8 million.  We sold all of Zena Energy L.L.C. (“Zena”) assets including Zena’s right, title, and interest in all of its oil and natural gas properties (the “Properties”) located in Wyoming County, Pennsylvania for a purchase price of approximately $16.3 million, which sale was completed on June 26, 2017.  Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) was used to repay the remaining outstanding balance of a promissory note, which was secured by the Properties.  As a result of the sale, we no longer own any working interest in oil and natural gas properties.  During 2017, we also sold our engineered products business (industrial machinery and related components) and other various non-core assets for approximately $7.5 million of net proceeds. We continue to evaluate our assets in order to determine if there are additional non-core assets that we should monetize.

Approval of Arkansas Incentive Tax Credit

During 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing plant, property and equipment (“PP&E”) (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).  As of December 31, 2017, our current and noncurrent incentive tax credits receivable totaled $7.4 million.

Planned and Unplanned Downtime at our Pryor and El Dorado Facilities

During 2017, we experienced an aggregate of 158 days of unplanned downtime that contributed to approximately $21 million in lost improvement to our operating results.  The following were the main unplanned downtime events:

In May 2017, the ammonia plant at our Pryor Facility experienced a lightning strike causing a loss of power to the facility and 16 days of unplanned downtime.

In June 2017, the ammonia plant at our El Dorado Facility was taken out of service to perform proactive adjustments and heat exchanger cleaning and repairs to enable the plant to operate closer to the higher end of its operating envelope on a sustained basis.  Total downtime relating to this event was 12 days.

In July 2017, the Pryor Facility experienced an electrical outage shutting the facility down.  As the facility was already down and considering the low selling price environment for our agricultural products, and other maintenance needing to be completed, the election was made to move forward the Turnaround previously scheduled for the fourth quarter of 2017 to the third quarter of 2017.  Total downtime for the Turnaround was 17 days.

On September 23, 2017, the ammonia plant at the Pryor Facility experienced a minor fire and was taken out of service to repair damage to some of the plant’s electrical controls, wiring and piping.  As these repairs were being performed, we decided to replace the process gas preheat system that was originally scheduled to be included in the 2018 Turnaround.  The plant resumed production on December 4, 2017.  Total downtime days during 2017 relating to this event was 72 days.

On October 3, 2017, the ammonia plant at our El Dorado Facility was taken out of service to make mechanical repairs to the burner refractory system on the boiler, which were completed on October 8, 2017.  Following the work on the boiler, we determined that repairs on a process heat exchanger were necessary, which repairs to the heat exchanger were completed and ammonia production resumed on October 22, 2017.  Total downtime of the ammonia plant related to these two events in October was 21 days.

Update on Strategic Alternatives Review

In July 2017, our Board of Directors terminated the formal sales process portion of its strategic review as they were not presented with a sale transaction that was in the best interest of our shareholders.  Our Management and Board of Directors continues to work with its outside advisors on evaluating other strategic, financial and operational options on an ongoing basis.

El Dorado Nitric Acid Plant

During 2016, the El Dorado Facility’s new nitric acid plant required several warranty repairs.  After attempts to repair leaks in the nitric acid plant’s nitrous oxide abatement vessel, it was determined that this abatement vessel would need to be replaced under warranty provisions.  In order to operate the nitric acid plant while a permanent solution was developed, we obtained a consent administrative order from the Arkansas Department of Environmental Quality (“ADEQ”) to allow the facility to by-pass the failed nitrous oxide abatement system and continue to operate the new nitric acid plant until September 2018.  We are in process of extending the consent administrative order.  We made use of our secondary nitric acid plant at the El Dorado Facility and shipped product from our other facilities to ensure that customer demands were met while we designed and installed the by-pass system.  We anticipate that the design, fabrication, and installation of a new nitrous oxide abatement vessel will be complete by October 2018 and all costs will be covered under warranty provisions.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 43% of our total net sales for 2017.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and effect product margins.

Additionally, changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The WASDE, dated February 8, 2018, estimates U.S. corn production for 2016/2017 (“2017 Crop”) was 15.2 billion bushels, up 11.4% from 2015/2016 (“2016 Crop”), reflecting increases in planted and harvested acres.  In addition, they estimate yields per acre of 174.6 bushels per acre for the 2017 Crop compared to 168.4 bushels per acre for the 2016 Crop.  This report also estimates world corn ending stocks for 2017/2018 (“2018 Crop”) at 203.1 million tons, a decrease over the 2017 Crop ending stocks of approximately 11.6% while U.S. corn ending stocks of 59.8 million tons, an increase of approximately 3% over the prior year.  This has led the WASDE to estimate that U.S. growers will plant 90.2 million acres of corn in the 2018 Crop, a decrease of 3.8 million acres over the previous year, with expected yields of 176.6 bushels per acre, a 1% increase in yield from the previous year.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer selling prices during most of 2017.  Also, additional domestic supply of ammonia will change the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepts the new supply.  Beginning in the fourth quarter of 2017, we have seen an increase in fertilizer prices as the imports of fertilizers has decreases significantly and the distribution of the new domestic supply has been established.  That has continued into the first quarter of 2018.

Industrial

Sales of our industrial products were approximately 46% of our total net sales for 2017.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be positive for these sectors domestically.  Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 9% of our total net sales for 2017.  Our mining products are LDAN and AN-solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the EIA, annual coal production in the U.S. for the full year of 2017 is up 6% from 2016 due to increased export demand.  EIA is forecasting a 2% decrease in U.S. coal production in 2018 and another 2% decrease in 2019.  U.S. coal consumption is also expected to decline over the next two years due to low natural gas prices reducing demand for coal for coal-fired electricity generation.  EIA also expects U.S. coal export demand to decline in 2018 and 2019.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy.  While we believe, our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  We do not expect a significant increase in our mining business in the near term.

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

	2017	2016
Natural gas volumes (MMBtu in millions) (1)	27	20
Natural gas average cost per MMBtu	$3.04	$2.66

(1)

The increase in volume in 2017 is primarily attributed to the new ammonia plant at the El Dorado Facility operating for the full year compared to approximately half a year for 2016 and higher overall ammonia operating rates at our plants.

As of December 31, 2017, we had volume purchase commitments with a fixed cost for natural gas of approximately 1.3 million MMBtus at an average cost of $2.42 per MMBtu.  These commitments are for firm purchases during the first quarter of 2018 and represent approximately 17% of our total exposed natural gas usage required for that period.

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair, and maintenance costs are expensed as incurred.  Also see the Turnaround costs presented in the Quarterly Financial Data of the Consolidated Financial Statements included in this report.

During the unplanned outage in the fourth quarter of 2017 at our Pryor Facility, we replaced the process gas pre-heat system which was originally planned for the Turnaround in 2018.  Although this extended the downtime, combined with previous maintenance work done at the facility during 2017, it allowed us to avoid a Turnaround in 2018 that had been previously planned. Following the Turnaround scheduled in 2019, we expect to move to a two-year Turnaround cycle at this facility.

At our El Dorado Facility, historically, we performed Turnaround projects on individual plants without shutting down the entire facility as we have redundancy for most of our produced products.  The effect of lost production from those have not been significant.  With the completion of the new ammonia plant, the facility will begin to schedule traditional Turnarounds that will require the ammonia plant to be taken out of production and will cause a financial effect from lost production.  This facility will perform a two-year Turnaround currently scheduled in the third quarter of 2018 and following this initial Turnaround, the facility will move to a three-year Turnaround cycle.

Our Cherokee Facility is currently on a two-year Turnaround cycle, with the last Turnaround being performed in the third quarter of 2016.  The next Turnaround to be performed is expected to occur in the third quarter of 2018 at which time we expect to move to a three-year Turnaround cycle.

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

Consolidated Results for 2017

Our consolidated net sales for 2017 were $427.5 million compared to $374.6 million for 2016.  Our consolidated operating loss was $34.1 million compared to $90.2 million for 2016.  The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product as used to produce all upgraded products.  In 2017, we improved the operating rates at our Cherokee ammonia plant.  The on-stream rate (excluding the effect from its scheduled Turnaround in 2016) for 2017 for our ammonia plant increased to 99% from 96% in 2016.  We believe that the ammonia plant will have a minimum on-stream rate for 2018 of 95%, excluding the planned Turnaround days out of service.

The El Dorado Facility’s ammonia plant began production in mid-2016.  It is typical for newly operated plants that are in production to go through a period of optimization (shakedown) that may require the plant to be taken out of operation for a period of time.  Our reported 2016 on-stream rate for the ammonia plant at El Dorado was 64%.  For 2017, the on-stream rate for its ammonia plant was 86%.  We believe that the ammonia plant will operate at a minimum of 95% on-stream rate for 2018, excluding the planned Turnaround days out of service.  The plant is currently producing ammonia in excess of 1,300 tons per day, which is above its nameplate capacity of 1,150 tons per day.

At our Pryor Facility, the on-stream rate (excluding the effect from its Turnaround) for 2017 for our ammonia plant decreased to 69% from 86% in 2016, due primarily to the unplanned downtime discussed under “Business Developments - 2017.” We believe that our focus on improving on-stream rates as discussed in key initiatives for 2018 and the capital investments made to the ammonia plant to date, will improve the on-stream rate for 2018.

Because of the improved ammonia production at the El Dorado Facility, during 2017, we sold approximately 200,000 tons of ammonia that were in excess of our internal needs at this facility compared to approximately 88,000 tons in excess of our internal needs in 2016.

Selling Prices

During 2017, selling prices for our agricultural products declined significantly over 2016 selling prices.  Average selling prices for our ammonia, UAN and HDAN decreased 17%, 12% and 6%, respectively compared to 2016 average selling prices.  The decrease in ammonia selling prices was impacted by several factors: (1) a wet spring that caused lower pre-plant ammonia application and resulted in ammonia inventory buildup at the end of the spring season; (2) recent facility expansion projects that started ammonia production but had not yet started planned upgraded production facilities and; (3) intended distribution systems for increased ammonia production not yet in place.  We expect this excess ammonia supply will begin to be absorbed in 2018 as these upgraded production facilities begin production and the distribution systems are in place.  The decrease in UAN and HDAN selling prices were caused by lower average commodity prices and the nitrogen production capacity being added globally, and in North America specifically, that, we believe, created uncertainty on the ability of producers to efficiently distribute the additional production.

Depreciation Expense

During 2017 and 2016, depreciation expense was $67.0 million and $59.4 million, respectively.  The increase is primarily due to our El Dorado expansion project being completed and placed into service during the second quarter of 2016.

Debt and Interest Expense

During 2017 and 2016, interest expense was $37.3 million and $30.9 million, net of capitalized interest $15.0 million for 2016 (minimal in 2017).  Interest was capitalized based upon construction in progress of the El Dorado expansion project, which was completed during the second quarter of 2016.  Also, 2016 included interest expense of $5.5 million from the 12% Senior Secured Notes which were repaid in October 2016, $2.2 million as a result of the debt modification associated with the Consent Solicitation and interest expense from borrowings under our Working Capital Revolver Loan.

Certain Startup, One-Time, Warranty and Other Expenses (2016 only)

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

Loss on Extinguishment of Debt (2016 only)

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

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017, 2016, and 2015 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table contains certain financial information relating to our continuing operations:

				Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$184,054	$166,180	$17,874	11%
Industrial acids and other chemical products	196,029	155,744	40,285	26%
Mining products	38,854	43,532	(4,678)	(11)%
Other products	8,567	9,129	(562)	(6)%
Total net sales	$427,504	$374,585	$52,919	14%

Gross profit (loss)	$5,466	$(49,306)	$54,772	111%
Gross profit (loss) percentage (1)	1.3%	(13.2)%	14.5%
Selling, general and administrative expense	34,990	40,168	(5,178)	(13)%
Impairment of long-lived assets and goodwill	—	1,621	(1,621)	100%
Other expense (income), net	4,567	(872)	5,439
Operating loss	(34,091)	(90,223)	56,132	62%
Interest expense, net	37,267	30,945	6,322	20%
Loss on extinguishment of debt	—	8,703	(8,703)	100%
Non-operating other expense (income), net	(306)	218	(524)
Benefit for income taxes	(40,759)	(41,956)	1,197	(3)%
Loss from continuing operations	(30,293)	(88,133)	57,840	66%

Additions to property, plant and equipment (2):	$37,433	$165,104	$(127,671)	(77)%

Depreciation, depletion and amortization of property, plant and equipment (2):	$66,996	$59,354	$7,642	13%
(1)	As a percentage of net sales
(2)

2017 additions to PP&E and DD&A are net of approximately $8.1 million and approximately $0.7 million respectively, associated with the incentive tax credit recognized during 2017 as discussed above under “Business Developments - 2017.”

The following tables provide key operating metrics for the Agricultural Products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	488,794	372,593	116,201	31%
HDAN	279,789	218,283	61,506	28%
Ammonia	94,210	93,013	1,197	1%
Other	25,664	23,290	2,374	10%
Total	888,457	707,179	181,278	26%

				Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$153	$173	$(20)	(12)%
HDAN	$237	$253	$(16)	(6)%
Ammonia	$276	$331	$(55)	(17)%

With respect to sales of Industrial and Other Chemical Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
Nitric Acid - Baytown	476,790	446,950	29,840	7%
Nitric Acid - All Other	100,628	82,237	18,391	22%
AN Solution	16,977	22,594	(5,617)	(25)%
Ammonia	228,849	127,265	101,584	80%
Total	823,244	679,046	144,198	21%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
LDAN/HDAN	125,212	93,039	32,173	35%
AN Solution	24,133	60,496	(36,363)	(60)%
Total	149,345	153,535	(4,190)	(3)%

Net Sales

Agricultural and industrial sales for 2017 were both significantly higher due to increased sales volumes that were partially offset by decreased average selling prices while mining sales for 2017 were lower due to lower average prices and a net decrease in sales volume compared to 2016.

•

Agricultural products sales increased primarily from higher sales volume across all product categories.  The increase in sales volume was primarily the result of overall improved on-stream and production rates at our El Dorado and Cherokee Facilities, the absence of a Cherokee Turnaround in 2017 and the broadening of our distribution of HDAN to new markets and customers.  Partially offsetting the increase in sales volume was lower average selling prices, primarily due to: (1) lower average commodity prices; (2) weather in the early spring that caused less ammonia to be applied during pre-plant season which caused an inventory buildup and; (3) the nitrogen production capacity being added globally, and in North America specifically.

•

Industrial acids and other chemical products sales increased driven by strong industrial ammonia sales at our El Dorado Facility from higher plant on-stream rates (minimal ammonia production during the first half of 2016 from this facility).  In addition, nitric acid sales from El Dorado are continuing to expand and sales volume was significantly higher compared to 2016, although at lower net prices due to longer shipping distances and stronger market competitive pressures.

•

Mining products sales decreased primarily as the result of both lower sales volume and lower selling prices of AN Solution partially offset by increases in LDAN sales volume from our El Dorado Facility.  We continue to face lower sales volume of AN Solution from our Cherokee Facility as demand from our customers remains suppressed by overall Appalachia coal market conditions and increased competitive production capacity in our region.

•

Other products consist of natural gas sales from our former working interests in certain natural gas properties and sales from our former business that sold industrial machinery and related components, both of which were sold during 2017.

Gross Profit

As noted in the table above, we recognized a gross profit of $5.5 million in 2017 compared to a gross loss of $49.3 million in 2016, or an increase in gross profit of $54.8 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improved primarily through:

•

a reduction in our feedstock and other operating costs at our El Dorado Facility as (i) this facility produced ammonia from natural gas during 2017 compared to purchasing ammonia during most of the first half of 2016 and (ii) costs associated with the start-up, commissioning and optimizing activities performed on the ammonia plant during 2016 that were not incurred in 2017;

•	a reduction in overall fixed plant expenses;
•	a recovery of precious metals of $2.9 million during 2017, which metals had accumulated over time within certain manufacturing equipment; and
•

improved absorption of fixed costs from improved on-stream and production rates at our Cherokee and El Dorado Facilities and lower Turnaround expense at the Cherokee Facility as a Turnaround was not required in 2017.

The increase in gross profit was partially offset by an increase in overall depreciation expense of approximately $7.6 million primarily as a result of our new ammonia plant at our El Dorado Facility not being put into service until mid-May 2016, lower absorption of fixed costs from lower on-stream rates at our Pryor Facility and higher average natural gas feedstock cost at our Cherokee and Pryor Facilities.

In addition, during 2016, we incurred a one-time cost of $12.1 million relating to consulting services associated with the reduction of property taxes from fixing the assessed value for our El Dorado Facility.

Selling General and Administrative Expense

Our SG&A expenses were $35.0 million for 2017, a decrease of $5.2 million compared to 2016.  The decrease was driven by a $2.2 million reduction in compensation-related costs, $1.9 million reduction in insurance and other miscellaneous costs and $1.1 million reduction in professional fees.

Impairment of Long-Lived Assets and Goodwill

During 2016, we recognized a non-cash impairment charge of $1.6 million to fully write-off the carrying value of goodwill.

Other Expense (Income), net

Our net other expense for 2017 was $4.6 million compared to net other income of $0.9 million for 2016.  The change primarily consists of a total net loss of $7.0 million relating to the sale of our working interest of certain natural gas properties, the sale of our engineered products business (industrial machinery and related components) and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement as discussed in Note 17 to the Consolidated Financial Statements and $0.1 million in miscellaneous items.

Interest Expense, net

Interest expense for 2017 was $37.3 million compared to $30.9 million for 2016.  The increase is due primarily to a reduction in capitalized interest during 2017 of $14.7 million as a result of the El Dorado expansion project completion during 2016.    This increase was partially offset by a decrease of $5.5 million relating to the 12% Senior Secured Notes sold in 2015 and repaid in 2016 and $2.2 million as a result of the debt modification associated with a consent solicitation completed in 2016.

Loss on Extinguishment of Debt

As a result of the repayment of $50 million of the 7.75% Senior Secured Notes and all of our 12% Senior Secured Notes in 2016, we incurred a loss on extinguishment of debt of $8.7 million, consisting of prepayment premiums and writing off associated unamortized debt issuance costs.

Benefit for Income Taxes

The benefit for income taxes for continuing operations in 2017 was $41 million compared to $42 million for the same period in 2016.  The effective tax rate, including the impact of tax reform adjustments, was 57% for 2017 compared to 32% for 2016.  The increase in the benefit rate is primarily due to the adjustments on the deferred tax assets and liabilities from the newly enacted tax rate as a result of tax reform in 2017.  The provisional adjustments related to tax reform resulted in recording a tax benefit of $23 million.  Recently enacted tax legislation is not expected to materially impact the near-term liquidity or financial condition of the company.  Further information on the impacts of tax reform in 2017 is included in Note 10 to the Consolidated Financial Statements.

Historically, our effective tax rate has been driven by the federal statutory rate with notable impacts from investment tax credits and valuation allowances.  Also, the adoption of ASU 2016-09 in 2017 may cause some volatility in the effective tax rate.

Income from Discontinued Operations, net of taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For 2017, income from discontinued operations was $1.1 million, consisting of a gain of $2.6 million relating primarily to estimate revisions to contingent obligations and net of a tax provision of $1.5 million.  For 2016, income from discontinued operations was $200.3 million, including a gain of $282 million and net of a tax provision of $91.7 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table contains certain financial information relating to our continuing operations:

				Percentage
	2016	2015	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$166,180	$209,770	$(43,590)	(21)%
Industrial acids and other chemical products	155,744	167,520	(11,776)	(7)%
Mining products	43,532	47,475	(3,943)	(8)%
Other products	9,129	12,930	(3,801)	(29)%
Total net sales	$374,585	$437,695	$(63,110)	(14)%

Gross profit (loss)	$(49,306)	$20,048	$(69,354)	(346)%
Gross profit (loss) percentage (1)	(13.2)%	4.6%	(17.8)%
Selling, general and administrative expense	40,168	49,813	(9,645)	(19)%
Impairment of long-lived assets and goodwill	1,621	43,188	(41,567)	(96)%
Other income, net	(872)	(1,787)	915	(51)%
Operating loss	(90,223)	(71,166)	(19,057)	27%
Interest expense, net	30,945	7,371	23,574	320%
Loss on extinguishment of debt	8,703	—	8,703	100%
Non-operating other expense, net	218	129	89	69%
Benefit for income taxes	(41,956)	(32,520)	(9,436)	29%
Loss from continuing operations	(88,133)	(46,146)	(41,987)	91%

Additions to property, plant and equipment:	$165,104	$469,877	$(304,773)	(65)%

Depreciation, depletion and amortization of property, plant and equipment:	$59,354	$35,930	$23,424	65%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the Agricultural Products:

				Percentage
Product (tons sold)	2016	2015	Change	Change
UAN	372,593	354,695	17,898	5%
HDAN	218,283	171,294	46,989	27%
Ammonia	93,013	90,658	2,355	3%
Other	23,290	19,237	4,053	21%
Total	707,179	635,884	71,295	11%

				Percentage
Average Selling Prices (price per ton)	2016	2015	Change	Change
UAN	$173	$246	$(73)	(30)%
HDAN	$253	$349	$(96)	(28)%
Ammonia	$331	$499	$(168)	(34)%

With respect to sales of Industrial and Other Chemical Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2016	2015	Change	Change
Nitric Acid - Baytown	446,950	500,725	(53,775)	(11)%
Nitric Acid - All Other	82,237	54,108	28,129	52%
AN Solution	22,594	18,523	4,071	22%
Ammonia	127,265	36,235	91,030	251%
Total	679,046	609,591	69,455	11%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2016	2015	Change	Change
LDAN/HDAN	93,039	70,660	22,379	32%
AN Solution	60,496	76,071	(15,575)	(20)%
Total	153,535	146,731	6,804	5%

Net Sales

In general, for 2016, our agricultural sales were lower, influenced by lower selling prices for ammonia, UAN and HDAN, partially offset by higher sales volume from improved on-stream rates at our facilities in 2016.  Industrial products sales and mining sales both decreased due primarily to lower selling prices partially offset by higher overall sales volumes. In addition, other products, which includes our natural gas working interest, decreased as natural gas sales prices and volumes declined in 2016 compared to 2015.

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

Benefit for Income Taxes

The benefit for income taxes for 2016 was $42 million compared to $32.5 million for the same period in 2015.  The effective tax rate was 32% for 2016 and 41% for 2015.  The decrease in the benefit rate is primarily related to the increased valuation allowance established on state net operating losses that we anticipate will not be able to be utilized prior to expiration.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for 2017 and 2016:

	2017	2016	Change
	(In Thousands)
Net cash flows from continuing operating activities	$2,276	$(22,038)	$24,314

Net cash flows from continuing investing activities	$(10,845)	$153,297	$(164,142)

Net cash flows from continuing financing activities	$(16,132)	$(193,709)	$177,577

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $2.3 million for 2017 compared to net cash used of $22.0 million for 2016, an improvement of approximately $24.3 million.

For 2017, the net cash provided is the result of a net loss of $29.2 million plus a noncash adjustment of $67 million for depreciation, depletion and amortization of PP&E and other noncash adjustments totaling approximately $13.7 million less an adjustment of $40.4 million for deferred income taxes and approximately $8.8 million of net cash used primarily from our working capital including an increase in our trade accounts receivable.

For 2016, the net cash used is the result of net income of $112.2 million less adjustments of $200.3 million for net income from discontinued operations and $42 million for deferred income taxes, plus adjustments of $59.4 million for depreciation, depletion and amortization of PP&E, $8.7 million for a loss on extinguishment of debt, other noncash adjustments totaling approximately $12.4 million and $27.6 million of net cash provided primarily from our working capital including an increase in our trade accounts payable, and deferred income associated with an amended LDAN purchase and sales agreement.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $10.8 million for 2017 compared to net cash provided of $153.3 million, a change of $164.1 million.  For 2017, the net cash used relates to expenditures for PP&E of $35.4 million partially offset by net proceeds of $23.8 million from the sale of our working interests in certain natural gas properties, engineered products business (industrial machinery and related components) and other property and equipment as discussed above under “Recent Developments” and in Note 1 to the Consolidated Financial Statements and $0.8 million associated with other activities.

For 2016, the net cash provided consists of $362 million of net proceeds from the sale of the Climate Control Business and other property and equipment and $3.8 million associated with other activities partially offset by $212.5 million of cash used for expenditures for PP&E.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $16.1 million for 2017 compared to $193.7 million for 2016, a change of approximately $177.6 million.

For 2017, the net cash used consists of payments on long-term debt and related costs of $14.2 million and $1.9 million of other activities.

For 2016, the net cash used relates to the payments on the 7.75% and 12% Senior Secured Notes totaling $100 million, the redemption of a portion of the Series E Redeemable Preferred including dividends of approximately $80 million, payments on long-term debt of $15.4 million and payments of debt and equity modification, extinguishment and issuance costs of $13.1 million partially offset by net proceeds from long-term debt financing of approximately $14.8 million.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	December 31,	December 31,
	2017	2016
	(In Millions)
Cash and cash equivalents	$33.6	$60.0
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	—	—
Senior Secured Notes due 2019	375.0	375.0
Secured Promissory Note due 2017 (1)	—	6.5
Secured Promissory Note due 2019	8.2	9.2
Secured Promissory Note due 2021	11.2	14.3
Secured Promissory Note due 2023	16.7	18.6
Other	3.0	4.2
Unamortized discount and debt issuance costs	(4.7)	(7.6)
Total long-term debt, including current portion, net	$409.4	$420.2
Series E and F redeemable preferred stock (2)	$175.0	$145.0
Total stockholders' equity	$438.2	$492.5

(1)

During 2017, concurrently with the closing of the purchase and sale agreement relating to Zena discussed above under “Business Developments-2017” of the Overview, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note.

(2)	Liquidation preference of $185.2 million as of December 31, 2017.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of December 31, 2017, our Working Capital Revolver Loan was undrawn and had $41.2 million of availability.

As discussed below, we have planned capital improvements relating to maintaining and enhancing safety and reliability at our facilities of approximately $35 million for 2018.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2017, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 – LSB has $375 million aggregate principal amount of the 8.5% Senior Secured Notes currently outstanding.  Interest is to be paid semiannually on February 1st and August 1st.

Secured Promissory Note due 2019 – EDC is party to a secured promissory note due June 29, 2019.  This promissory note bears interest at the annual rate of 5.73%.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.  This promissory note is secured by the cogeneration facility equipment and is guaranteed by LSB.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due March 26, 2021.  This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments.  This promissory note is secured by a natural gas pipeline at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2023 – EDA is party to a secured promissory note due in May 2023.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.  This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.62%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan – At December 31, 2017, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $41.2 million, based on our eligible collateral, less outstanding letters of credit as of that date.  The maturity date of the Working Capital Revolver Loan is January 17, 2022, with a springing earlier maturity date (the “Springing Maturity Date”) that is 90 days prior to the maturity date of the currently existing senior notes (the “Senior Notes”), to the extent the Senior Notes are not refinanced or repaid prior to the Springing Maturity Date.  The Working Capital Revolver Loan Amendment also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00.  The Financial Covenant, if triggered, is tested monthly.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At December 31, 2017, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

As of December 31, 2017, the aggregate liquidation preference (par value plus accrued dividends) was $185.2 million.

Also, see discussion in Notes 9 and 13 to Consolidated Financial Statements included in this report.

Capital Improvements – 2017

For 2017, capital improvements relating to PP&E were $37.4 million, which improvements include approximately $3.1 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital improvements were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital improvements for 2018.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $4.1 million in 2017 in connection with environmental projects.  For 2018, we expect to incur expenses ranging from $3.6 million to $4.6 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14% of the liquidation value of $1,000 per share.  Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board of Directors.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate of 14%.  The current semiannual compounded dividend is approximately $90.69 per share for the current aggregate semi-annual dividend of $12.7 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock.  As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2017, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $45.5 million.  See discussion under “Redeemable Preferred Stocks” of Note 1 to the Consolidated Financial Statements included in this report.

Dividends on the Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”) are payable annually, only when declared by our Board of Directors, as follows:

•	$0.06 per share on our outstanding non-redeemable Series D Preferred for an aggregate dividend of $60,000, and
•	$12.00 per share on our outstanding non-redeemable Series B Preferred for an aggregate dividend of $240,000.

As of December 31, 2017, no dividend has been declared and the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.7 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

See discussion above under “Part I-Item 1 Business” for seasonality trends.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2017, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2017, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2018	2019	2020	2021	2022	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$375,000	$—	$375,000	$—	$—	$—	$—
Other	39,088	9,146	12,492	5,507	3,198	1,980	6,765
Total long-term debt	414,088	9,146	387,492	5,507	3,198	1,980	6,765
Interest payments on long-term debt (1)	52,943	33,758	17,242	815	551	430	147
Series E redeemable preferred stock (2)	139,768	—	139,768	—	—	—	—
Dividends earned Series E redeemable preferred stock (2)	89,823	—	89,823	—	—	—	—
Other capital expenditures (3)	34,000	34,000	—	—	—	—	—
Operating leases	21,207	7,148	6,119	2,825	1,565	1,259	2,291
Natural gas pipeline commitment (4)	5,940	720	720	720	720	720	2,340
Firm purchase commitments	3,020	3,020	—	—	—	—	—
Other contractual obligations	17,059	3,722	3,471	2,194	2,194	1,919	3,559
Other contractual obligations included in noncurrent accrued and other liabilities (5)	5,503	—	5,289	53	52	45	64
Total	$783,351	$91,514	$649,924	$12,114	$8,280	$6,353	$15,166

(1)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2017.
(2)

The Series E redeemable preferred stock (including dividends) are assumed to be redeemed and paid on the earliest possible redemption date by the holder (August 2, 2019) and that dividends are accrued until that date.

(3)	Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2017.
(4)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(5)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2017.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based the value of our common stock at December 31, 2017 and is based on the earliest possible redemption date by the holder, August 2, 2019.

New Accounting Pronouncements

For recently adopted and recently issued accounting standards, see discussions in Note 1 – Summary of Significant Accounting Policies to the Consolidated Financial Statements included in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2017, could change in the near term.  The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

Strategic Review of Certain Assets – As discussed above under “Overview,” one of our key initiatives for 2018 is the continued review of our cost structure with the goal of reducing our annual overall costs.  In conjunction with this review, we continue to evaluate the return on investment and necessity of certain assets.  As a result, we currently own certain assets (net book value of approximately $7 million) that we are considering selling.  Due to the nature of some of these assets, there may be a limited market.  As a result, and depending on appraisals obtained and offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales of assets in the near term.

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

We are involved in various legal matters that require management to make estimates and assumptions, including costs relating to the lawsuit styled City of West, Texas v CF Industries, Inc., et al, and BAE Systems Ordinance Systems, Inc., et al. vs. El Dorado Chemical Company, discussed under “Other Pending, Threatened or Settled Litigation” of Note 11 to Consolidated Financial Statements include in this report.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Environmental, Health and Safety Matters” in Item 1 of this report, we are subject to specific federal and state regulatory compliance laws and guidelines.  We have developed policies and procedures related to regulatory compliance.  We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters.  We are involved in various environmental matters that require management to make estimates and assumptions, including our current inability to develop a meaningful and reliable estimate (or range of estimate) as to the costs relating to a corrective action study work plan approved by the Kansas Department of Health and Environment (“KDHE”) discussed under footnote 3 – Other Environmental Matters of Note 11.  At December 31, 2017 and 2016, liabilities totaling $0.2 million and $0.3 million, respectively have been accrued relating to these issues as discussed.  This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.  At the time that cost estimates for any corrective action are received, we will adjust our accrual accordingly.  It is reasonably possible that the adjustment to the accrual and the actual costs could be significantly different than our current estimates.

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

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  However, a portion of this accretion was accelerated ($6.6 million) during 2016 as the result of the redemption discussed in Note 9 and the remaining accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  Approximately $30 million of accretion (including the amount for earned dividends) was recorded to retained earnings in 2017.  At December 31, 2017, the carrying value of these redeemable preferred stocks was $175 million.

For the embedded derivative, changes in fair value are recorded in our statement of operations.  As the result of the effect of certain amendments to the Senior Secured Notes indenture (“Indenture Amendments”) in connection with the consent solicitation initiated in August 2016 (“Consent Solicitation”) as discussed in Note 9, including the redemption of the portion of Series E Redeemable Preferred discussed in Notes 9 and 13, we estimate that the contingent redemption feature has no fair value based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At December 31, 2017 and 2016, the fair value of the participation rights was $2.7 million and $2.6 million, respectively, based on the equivalent of 303,646 shares of our common stock at $8.76 and $8.42 per share, respectively.  No valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative based on our current forecast.  The valuation is classified as Level 3.

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At December 31, 2017, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities. We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2017, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2017, we have zero borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $16.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements as of December 31, 2017:

	Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$1,980	$1,980	$1,980	$1,980	$1,980	$6,765	$16,665
Weighted-average interest rate	5.49%	5.49%	5.49%	5.49%	5.49%	5.49%	5.49%
Fixed interest rate debt	$7,166	$385,512	$3,527	$1,218	$—	$—	$397,423
Weighted-average interest rate	8.35%	8.34%	5.25%	5.25%	0.00%	0.00%	8.31%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2017.

The following table presents our significant purchase commitments under firm purchase commitments with fixed prices and related weighted-average contract costs by contract terms as of December 31, 2017:

	Years ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
	(Dollars In Thousands, Except For Weighted Average Costs)
Firm purchase commitments:
Natural gas:
Total cost of contracts	$3,020	$—	$—	$—	$—	$—	$3,020
Weighted-average cost per MMBtu	$2.42	$—	$—	$—	$—	$—	$2.42

At December 31, 2017 and 2016, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	2017		2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$375	$372	$375	$356

(1)	Based on a quoted price of 99.25 and 94.88 at December 31, 2017 and 2016, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 26, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2018.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-47

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1(P)	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.6	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a.	Exhibit 4.1 to the Company’s Form 8-K filed December 5, 2008

4.7	Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a.	Exhibit 4.3 to the Company’s Form 8-K filed December 5, 2008

4.8	Amendment to Renewed Rights Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and UMB Bank, n.a., dated as of December 4, 2015	Exhibit 4.3 to the Company’s Form 8-K filed December 8, 2015

4.9	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

4.10	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

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

Exhibit 10.9 to the Company’s Form 10-K filed March 2, 2015

10.13*	2015 Amendment to Severance Agreement, dated April 27, 2015, by and between the Company and Jack E. Golsen	Exhibit 99.7 to the Company’s Form 8-K filed April 30, 2015
10.14*	Employment Agreement by and between LSB Industries, Inc. and Mark Behrman, dated January 14, 2016	Exhibit 10.1 to the Company’s Form 8-K filed January 21, 2016

10.15*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015	Exhibit 10.17 to the Company’s Form 10-K filed February 29, 2016

10.16*	Severance and Release Agreement, dated November 3, 2015, by and between the Company and David R. Goss	Exhibit 10.2 to the Company’s Form 10-Q filed November 9, 2015

10.17*

Independent Contractor Agreement, dated September 30, 2015, by and between the Company and Circle S. Consulting LLC, (executed by Richard S. Sanders on behalf of Circle S. Consulting LLC as President & Individually).

Exhibit 10.3 to the Company’s Form 10-Q filed November 9, 2015

10.18*	Severance and Release Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 30, 2015	Exhibit 10.1 to the Company’s Form 8-K filed January 8, 2016

10.19*	Consulting Agreement by and between LSB Industries, Inc. and David M. Shear, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K filed January 8, 2016

10.20*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 7, 2016

10.21*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 7, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.22*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K filed February 29, 2016

10.23*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K filed February 29, 2016

10.24*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2016

10.25*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2016

10.26*	Form of Retention Bonus Agreement	Exhibit 10.28 to the Company’s Form 10-K filed February 29, 2016

10.27

Indemnification Agreement, dated October 14, 2015, by and between the Company and Jack E. Golsen, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2015

10.28

Indemnification Agreement, dated October 14, 2015 by and between the Company and David M. Shear, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2015

10.29

Indemnification Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

10.30	Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.31	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.32	Third Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 25, 2013, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

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

10.34

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

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

10.35	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

Exhibit 10.49 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.36	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

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

10.37

Stock Purchase Agreement by and among Consolidated Industries L.L.C.  The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Indistrier AB (publ), dated as of May 11, 2016.

Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2016

10.38

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.39	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.40	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.41	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.42	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014
10.43	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.44	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.45

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

10.46

Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

10.47

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

10.48

Amendment No. 2 to the Second Amended and Restated Loan and Security Agreement, dated as of November 9, 2015, by and among LSB Industries, Inc., its subsidiaries identified on the signature pages thereof, the lenders identified on the signature pages thereof, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders

Exhibit 10.3 to the Company’s Form 8-K filed November 16, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.49

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.50	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

10.51	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016

10.52	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.53	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

10.54

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.55	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.56	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.57	Warrant to Purchase Common Stock issued by LSB Industries, Inc. to LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.2 to the Company’s Form 8-K filed December 8, 2015

10.58

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.59	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.60	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.61	Purchase and Sale Agreement dated May 11, 2017 between Zena Energy L.L.C and BKV Chelsea, LLC.	Exhibit 10.1 to the Company’s Form 8-K filed May 11, 2017.

10.62*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.63

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.64*	Release Agreement, dated as of October 26, 2017, by and between William F. Murdy and the Company.	Exhibit 10.2 to the Company’s Form 8-K fled on October 26, 2017

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

12.1(a)	Calculation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

(P)      Paper copy filed

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Daniel D. Greenwell
February 26, 2018		Daniel D. Greenwell, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Daniel D. Greenwell
February 26, 2018		Daniel D. Greenwell, President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Director

Dated:	By:	/s/ Mark T. Behrman
February 26, 2018		Mark T. Behrman, Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 26, 2018		Harold L. Rieker Jr., Vice President and Corporate Controller (Principal Accounting Officer)

Dated:	By:	/s/ Jonathan S. Bobb
February 26, 2018		Jonathan S. Bobb, Director

Dated:	By:	/s/ Jack E. Golsen
February 26, 2018		Jack E. Golsen, Chairman Emeritus

Dated:	By:	/s/ Mark R. Genender
February 26, 2018		Mark R. Genender, Director

Dated:	By:	/s/ Barry H. Golsen
February 26, 2018		Barry H. Golsen, Director

Dated:	By:	/s/ Marran H. Ogilvie
February 26, 2018		Marran H. Ogilvie, Director

Dated:	By:	/s/ Richard W. Roedel
February 26, 2018		Richard W. Roedel, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 26, 2018		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 26, 2018		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1968.

Oklahoma City, Oklahoma

February 26, 2018

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$33,619	$60,017
Accounts receivable, net	59,570	51,299
Inventories	21,856	22,939
Supplies, prepaid items and other:
Prepaid insurance	10,535	11,217
Precious metals	7,411	8,648
Supplies	27,729	24,100
Prepaid and refundable income taxes	1,736	1,193
Other	1,284	1,733
Total supplies, prepaid items and other	48,695	46,891
Total current assets	163,740	181,146

Property, plant and equipment, net	1,014,038	1,078,958

Intangible and other assets, net	11,404	10,316

	$1,189,182	$1,270,420

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2017	2016
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,992	$54,246
Short-term financing	8,585	8,218
Accrued and other liabilities	35,573	44,037
Current portion of long-term debt	9,146	13,745
Total current liabilities	109,296	120,246

Long-term debt, net	400,253	406,475

Noncurrent accrued and other liabilities	11,691	12,326

Deferred income taxes	54,787	93,831

Commitments and contingencies (Note 11)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $185,231,000 ($161,788,000 at December 31, 2016)	174,959	145,029
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	193,956	192,172
Retained earnings	256,214	314,301
	456,298	512,601
Less treasury stock, at cost:
Common stock, 2,662,027 shares (3,004,855 shares at December 31, 2016)	18,102	20,088
Total stockholders' equity	438,196	492,513
	$1,189,182	$1,270,420

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In Thousands, Except Per Share Amounts)
Net sales	$427,504	$374,585	$437,695
Cost of sales	422,038	423,891	417,647
Gross profit (loss)	5,466	(49,306)	20,048

Selling, general and administrative expense	34,990	40,168	49,813
Impairments of long-lived assets and goodwill	—	1,621	43,188
Other expense (income), net	4,567	(872)	(1,787)
Operating loss	(34,091)	(90,223)	(71,166)

Interest expense, net	37,267	30,945	7,371
Loss on extinguishment of debt	—	8,703	—
Non-operating other expense (income), net	(306)	218	129

Loss from continuing operations before benefit for income taxes	(71,052)	(130,089)	(78,666)
Benefit for income taxes	(40,759)	(41,956)	(32,520)
Loss from continuing operations	(30,293)	(88,133)	(46,146)

Income from discontinued operations, net of taxes	1,076	200,301	11,381
Net income (loss)	(29,217)	112,168	(34,765)

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	23,443	27,761	2,287
Accretion of Series E redeemable preferred stock	6,487	18,256	686
Net income attributable to participating securities	—	1,091	—
Net income (loss) attributable to common stockholders	$(59,447)	$64,760	$(38,038)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	0.04	7.82	0.50
Net income (loss)	$(2.18)	$2.54	$(1.67)

Diluted:
Loss from continuing operations	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	0.04	7.82	0.50
Net income (loss)	$(2.18)	$2.54	$(1.67)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2014	26,968	(4,320)	$3,000	$2,697	$170,537	$286,188	$(28,374)	$434,048
Net loss						(34,765)		(34,765)
Dividends paid on convertible preferred stocks						(300)		(300)
Dividend accrued on redeemable preferred stock						(2,287)		(2,287)
Accretion of redeemable preferred stock						(686)		(686)
Stock-based compensation					2,346			2,346
Exercise of stock options	160			16	1,769			1,785
Common stock issued for services	4				156			156
Restricted stock granted from treasury stock		584			(3,842)		3,842	—
Common stock warrants issued					22,300			22,300
Common stock warrants issuance costs					(1,613)			(1,613)
Excess income tax benefit associated with stock-based compensation					596			596
Balance at December 31, 2015	27,132	(3,736)	3,000	2,713	192,249	248,150	(24,532)	421,580
Net income						112,168		112,168
Dividend accrued on redeemable preferred stock						(27,761)		(27,761)
Accretion of redeemable preferred stock						(18,256)		(18,256)
Stock-based compensation					4,979			4,979
Exercise of stock options	45			4	367			371
Exercise of warrants, net	4,104	(34)		411			(411)	—
Issuance of restricted stock, net		765			(5,339)		4,855	(484)
Excess income tax detriment associated with stock-based compensation					(84)			(84)
Balance at December 31, 2016	31,281	(3,005)	3,000	3,128	192,172	314,301	(20,088)	492,513
Cumulative effect of change in accounting principle						$1,060		1,060
Net loss						(29,217)		(29,217)
Dividend accrued on redeemable preferred stock						(23,443)		(23,443)
Accretion of redeemable preferred stock						(6,487)		(6,487)
Stock-based compensation					5,099			5,099
Issuance of restricted stock, net		317			(3,175)		1,814	(1,361)
Other		26			(140)		172	32
Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(29,217)	$112,168	$(34,765)
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, net of taxes	(1,076)	(200,301)	(11,381)
Deferred income taxes	(40,445)	(42,013)	(27,436)
Loss on extinguishment of debt	—	8,703	—
Impairments of long-lived assets and goodwill	—	1,621	43,188
Depreciation, depletion and amortization of property, plant and equipment	66,996	59,354	35,930
Amortization of intangible and other assets	2,147	1,940	1,530
Loss on sales of businesses and other property and equipment	6,977	356	11
Stock-based compensation	5,213	3,992	1,639
Other	434	4,471	1,372
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(6,321)	(6)	3,677
Inventories	56	1,372	(468)
Prepaid insurance	635	(2,296)	2,500
Prepaid and accrued income taxes	(543)	5,619	906
Other supplies, prepaid items and other	(2,231)	167	(3,717)
Accounts payable	1,374	16,632	(10,825)
Accrued interest	(1)	(2,305)	(709)
Customer deposits	(1,035)	376	(3,433)
Other current and noncurrent liabilities	(687)	8,112	(2,799)
Net cash provided (used) by continuing operating activities	2,276	(22,038)	(4,780)

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(35,425)	(212,543)	(438,944)
Net proceeds from sale of discontinued operations	—	356,704	—
Proceeds from sales of businesses and other property and equipment	23,841	5,259	87
Proceeds from short-term investments	—	—	39,500
Purchases of short-term investments	—	—	(25,000)
Proceeds from current and noncurrent restricted cash and cash equivalents	—	186,935	45,969
Deposits of current and noncurrent restricted cash and cash equivalents	—	(186,935)	—
Proceeds from noncurrent restricted investments	—	—	25,000
Other investing activities	739	3,877	2,709
Net cash provided (used) by continuing investing activities	(10,845)	153,297	(350,679)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$—	$76,516	$47,438
Payments on revolving debt facility	—	(76,516)	(47,438)
Proceeds from 12% senior secured notes, net of discount and fees	—	—	47,889
Payments on senior secured notes	—	(100,000)	—
Proceeds from other long-term debt, net of fees	—	14,751	31,047
Payments on other long-term debt	(14,121)	(15,402)	(12,923)
Payments of debt modification and issuance costs	(90)	(7,332)	(1,200)
Payments of debt extinguishment costs	—	(4,938)	—
Proceeds from loans secured by cash value of life insurance policies	—	—	1,288
Proceeds from short-term financing	10,919	11,161	10,273
Payments on short-term financing	(11,479)	(11,392)	(12,399)
Proceeds from issuance of redeemable preferred stocks, net of discount and fees	—	—	180,013
Redemption of preferred stock	—	(71,966)	—
Proceeds from issuance of common stock warrants, net of discount and fees	—	—	21,018
Payments of issuance costs relating to preferred stocks and warrants	—	(785)	(2,472)
Proceeds from exercises of stock options	—	371	1,785
Taxes paid on equity awards	(1,361)	(149)	—
Dividends paid on preferred stocks	—	(8,028)	(300)
Net cash provided (used) by continuing financing activities	(16,132)	(193,709)	264,019
Cash flows of discontinued operations:
Net cash provided (used) by operating activities	(1,461)	(1,363)	38,313
Net cash used by investing activities	—	(1,025)	(3,382)
Net cash provided (used) by financing activities	(236)	(2,340)	(1,292)
Net cash provided (used) by discontinued operations	(1,697)	(4,728)	33,639
Net decrease in cash and cash equivalents	(26,398)	(67,178)	(57,801)

Cash and cash equivalents at beginning of year	60,017	127,195	184,996
Cash and cash equivalents at end of year	$33,619	$60,017	$127,195

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Consolidation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Nature of Business – We are engaged in the manufacture and sale of chemical products.  The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade AN (“LDAN”) and solutions for the mining industry.  We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of a global chemical company in Baytown, Texas (the “Baytown Facility”).

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (U.S.); industrial users of acids throughout the U. S. and parts of Canada; and explosive manufacturers in the U.S.

Other products consisted of natural gas sales from our working interests in certain natural gas properties of our former subsidiary Zena Energy L.L.C. (“Zena”) and sales of industrial machinery and related components both of which have been sold as discussed below.  For 2017, 2016 and 2015, these sales totaled $8.6 million, $9.1 million and $12.9 million, respectively.

During May 2017, Zena, which was an indirect, wholly owned subsidiary of LSB, entered into a purchase and sale agreement with BKV Chelsea, LLC, (“BKV”).  Under the terms of the purchase and sale agreement, Zena agreed to sell to BKV all of its assets, including Zena’s right, title, and interest in all of its oil and natural gas properties (the “Properties”) located in Wyoming County, Pennsylvania for a purchase price of approximately $16.3 million, which sale was completed on June 26, 2017.   As a result, we recognized a loss on the sale of approximately $4.0 million which is included in operating other expense.  The carrying value of the assets sold was approximately $20.0 million and was included in plant, property and equipment at December 31, 2016.  Concurrently with the closing of the purchase and sale agreement, a portion of the net proceeds (approximately $3.5 million) was used to repay the remaining outstanding balance of a promissory note, which was secured by the Properties.

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

In October 2017, we sold our engineered products business (industrial machinery and related components) as discussed in Note 17 - Related Party Transactions.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Accounts Receivable – Our accounts receivable are stated at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances.  Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale).  Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs.

On January 1, 2017, we prospectively adopted ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  The adoption of this ASU did not impact our financial statements.

Precious Metals – Precious metals are used as a catalyst in our manufacturing process.  Precious metals are carried at cost, with cost being determined using the FIFO basis.  Because some of the catalyst consumed in the production process cannot be readily recovered and the amount and timing of recoveries are not predictable, we follow the practice of expensing precious metals as they are consumed.  Occasionally, during major maintenance or capital projects, we may be able to perform procedures to recover precious metals (previously expensed) which have accumulated over time within the manufacturing equipment.  Recoveries of precious metals are recognized at historical FIFO costs.  When we accumulate precious metals in excess of our production requirements, we may sell a portion of the excess metals.

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”).  Leases meeting capital lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred.  In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) are expensed as they are incurred.  All long-lived assets relate to domestic operations.

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

As it relates to our former natural gas properties, which were sold as discussed above, leasehold costs, intangible drilling and other costs of successful wells and development dry holes were capitalized in PP&E based on successful efforts accounting.  The costs of exploratory wells were initially capitalized in PP&E but expensed if and when the well was determined to be nonproductive.  DD&A of the costs of our former producing natural gas properties was computed using the units of production method primarily on a field-by-field basis using total proved or proved developed reserves, as applicable, which was estimated by our former independent consulting petroleum engineer.  No provision for DD&A was made on nonproducing leasehold costs and exploratory wells in progress until such time the relevant assets related to proven reserves.  Our former natural gas reserves were based on estimates and assumptions, which affected our DD&A calculations.  Our former independent consulting petroleum engineer, with our assistance, prepared estimates of natural gas reserves based on available relevant data and information.  For DD&A purposes, and as required by the guidelines and definitions established by the Securities and Exchange Commission (“SEC”), the reserve estimates were based on average natural gas prices during the 12-month period, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Goodwill – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.  In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee, El Dorado or Pryor Facility).  As it relates to our former natural gas properties, which were sold as discussed above, proven natural gas properties were reviewed for impairment on a field-by-field basis and nonproducing leasehold costs were reviewed for impairment on a property-by-property basis.

In addition, if the event or change in circumstance relates to the probable sale of an asset (or group of assets), the specific asset (or group of assets) is reviewed for impairment.

In addition, goodwill was reviewed for impairment at least annually.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  See discussion below under 2016.

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.  At December 31, 2017 and 2016, we had no long-lived assets classified as held for sale.

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

During 2016, pricing for our key product groups deteriorated well below expectations foreseen at December 31, 2015.  Additionally, we believed the lower price environment was expected to continue throughout 2017.  Thus, in accordance with ASC 350, we determined it was more likely than not that the fair value of goodwill related to our El Dorado Facility was less than its carrying amount (goodwill and other) implied under step 2, which resulted in an impairment charge of $1.6 million to fully write-down the carrying value of goodwill.

2015

During 2015, we recognized an impairment charge of $39.7 million to write-down the carrying value ($62.2 million) of our former working interest in natural gas properties in the Marcellus Shale region to their estimated fair value of $22.5 million.  The impairment charge represented the amount by which the carrying value of these former natural gas properties exceeded the estimated fair value and was therefore not recoverable.  The estimated fair value was determined based on estimated future discounted net cash flows, a Level 3 input, using estimated production and prices at which we reasonably expect natural gas will be sold, including the evaluation provided by our former independent consulting petroleum engineer in October 2015.  The event triggering the review for impairment related primarily from the results received from the evaluation.  The impairment was due to the decline in prices for natural gas futures, large natural gas price differentials in the Marcellus Shale region and the resulting changes in the drilling plans of these natural gas properties that caused certain of these properties to be reclassified from the “proved undeveloped reserves” category to the “probable undeveloped resources” category included in the Evaluation because those properties were no longer likely to be developed within five years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Our former independent consulting petroleum engineering firm calculated our former natural gas reserves using volumetric analysis of the reservoir and rate decline analysis for existing producers.  The process of estimating proved reserves and future net cash flows is complex involving decisions and assumptions in evaluating the available engineering and geologic data and natural gas prices and the cost to produce these reserves and other factors, many of which are beyond our control.  Those assumptions included estimates of future natural gas production, commodity prices based on commodity futures price strips, operating and development costs, and a risk-adjusted discount rate of 10%, which was based on an industry standard.

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

Concentration of Credit Risks for Cash and Cash Equivalents and Sales – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  These financial instruments were held by financial institutions within the U.S. except for approximately $1.9 million.  None of the financial instruments held within U.S. were in excess of the federally insured limits.

Net sales to one customer, Koch Fertilizer LLC, represented approximately 10%, 11% and 12% of our total net sales for 2017, 2016 and 2015, respectively.  Net sales to one customer, Covestro AG (“Covestro”), represented approximately 12%, 13% and 15% of our total net sales for 2017, 2016 and 2015, respectively.  The sales to Covestro are pursuant to an agreement under which one of our subsidiaries operates a nitric acid plant located within Covestro’s chemical manufacturing complex as discussed in Note 11 – Commitments and Contingencies. This agreement: (a) allows us to pass-through most of the costs of producing the nitric acid that Covestro purchases, including the cost of ammonia; (b) to receive management fees for managing the operations and for marketing nitric acid not used by Covestro to third party customers and; (c) to receive a portion of any carbon credits that are sold.

Capitalized Software – Intangible and other noncurrent assets include capitalized software that primarily relates to our enterprise resource planning software (“ERP”) for internal use and is stated at cost, net of accumulated amortization.  The ERP project was completed during 2016.  For 2017 and 2016, our carrying value was $13.1 million and $12.9 million, and accumulated amortization of $5.6 million and $3.5 million, respectively.  Capitalized software costs include software purchase costs and internal and external costs for implementing software.  For financial reporting purposes, amortization of capitalized software costs is computed using the straight-line method over the estimated useful lives of the software, which is primarily eight years.  During 2016 and 2015, interest cost capitalized in capitalized software was $0.1 million, $0.3 million, respectively (none in 2017).  Interest costs capitalized ceased during 2016 with the completion of the ERP project.  No provision for amortization is made until such time as the relevant assets are placed into service.  Amortization expense related to capitalized software was $2.1 million, $1.7 million and $1.0 million for 2017, 2016 and 2015, respectively.  Estimated amortization related to capitalized software is $2.4 million for 2018 and $1.2 million each of the subsequent three years, 2019 through 2021 and $1.0 million in 2022.

Capitalized Interest – Interest cost on borrowings incurred during a significant construction or development project is capitalized.  Capitalized interest is added to the associated underlying asset and amortized over the estimated useful lives of the assets.  For 2017, 2016 and 2015, interest capitalized amounted to $0.3 million, $15.0 million, $30.6 million, respectively.

Accrued Insurance Liabilities – We are self-insured up to certain limits for group health, workers’ compensation and general liability claims.  Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations.  We also carry umbrella insurance of $100 million for most general liability and auto liability risks.  We have a separate $50 million insurance policy covering pollution liability at our chemical facilities.  Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies.  As it related to our natural gas properties that we did not operate but only owned a working interest, insurance policies were maintained by the operator, which we were responsible for our proportionate share of the costs involved.

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

Executive Benefit Agreements – We are party to certain benefit agreements with certain key current and former executives.  Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable they will be paid.  Total costs accrued equal the present value of specified payments to be made after benefits become payable.

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

Income tax benefits associated with amounts that are deductible for income tax purposes are recorded through the income statement.  These benefits are principally generated from exercises of non-qualified stock options and restricted stock.  We reduce income tax expense for investment tax credits in the year the credit arises and is earned.

See Note 10 – Income Taxes discussing the Tax Cuts and Jobs Act of 2017 and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

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

Asset Retirement Obligations – In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value.  An ARO associated with long-lived assets is a legal obligation under existing or enacted law, statute, written or oral contract or legal construction.  AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time through charges to cost of sales.  In addition, we capitalize the corresponding asset retirement cost as PP&E, which cost is depreciated or depleted over the related asset’s respective useful life.  We do not have any assets restricted for the purpose of settling our AROs.

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder.  The amount of accretion was recorded to retained earnings.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

However, it is reasonably possible this accretion could accelerate if the expected redemption date is earlier than August 2, 2019.  See discussion concerning the redemption in 2016 of a portion of the Series E Redeemable Preferred in Note 13 – Securities Financing including Redeemable Preferred Stocks.

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued.  For equity awards with only service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.  Forfeitures are accounted for as they occur.  In addition, historically we issue new shares of common stock upon the exercise of stock options, but treasury shares may be used.

Revenue Recognition and Other Information – We recognize revenue for substantially all of our operations at the time title to the goods transfers to the buyer and there remain no significant future performance obligations by us.

All net sales and long-lived assets relate to domestic operations for the periods presented.  In addition, net sales to non-U.S. customers were minimal.

Recognition of Incentive Tax Credits (Other Than Credits Associated with Income Taxes) – If an incentive tax credit relates to a recovery of taxes (other than income taxes) incurred, we recognize the incentive tax credit when it is probable and reasonably estimable.  If an incentive tax credit relates to an amount in excess of taxes incurred, the incentive tax credit is a contingent gain, which we recognize the incentive tax credit when it is realized or realizable and earned.  Amounts recoverable from the taxing authorities, if any, are included in accounts receivable.  The same financial statement classification is used for an incentive tax credit as the associated tax incurred.

During 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing PP&E (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).  As of December 31, 2017, our current and noncurrent incentive tax credits receivable totaled $7.4 million.

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

Cost of Sales – Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs, loading and handling costs, warehousing costs, railcar lease costs and outbound freight.  Maintenance, repairs and minor renewal costs relating to Turnarounds are included in cost of sales as they are incurred.  Precious metals used as a catalyst and consumed during the manufacturing process are included in cost of sales.  Recoveries and gains from precious metals and business interruption insurance claims are reductions to cost of sales.  Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized), if any, from our commodities and foreign currency futures/forward contracts, and provision for losses, if any, on firm sales/purchase commitments are included in cost of sales.

Selling, General and Administrative Expense – Selling, general and administrative expense (“SG&A”) includes costs associated with the sales, marketing and administrative functions.  Such costs include personnel costs, including benefits, professional fees, office and occupancy costs associated with the sales, marketing and administrative functions.  Also included in SG&A are any distribution fees paid to third parties to distribute our products.

Derivatives, Hedges, Financial Instruments and Carbon Credits – Derivatives are recognized in the balance sheet and are measured at fair value.  Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset.  We have the choice to offset or not, but that choice must be applied consistently.  A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract.  Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet.  We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2017 and 2016.

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

Income (Loss) per Common Share – Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable.  Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently returnable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”).  Certain securities (Series E Redeemable Preferred and restricted stock units) participate in dividends declared on our common stock and are therefore considered to be participating securities.

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

Recently Issued Accounting Pronouncements

ASU 2014-09 – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under GAAP.  This ASU’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  In July 2015, the FASB approved a one-year deferral of the effective date of this ASU with the option to early adopt but not before the original effective date.  In addition, the FASB has issued various ASUs further amending revenue recognition guidance, which includes ASU 2016-08, 2016-10, 2016-11, 2016-12 and 2016-20.

We completed our assessment, solution development and implementation of Topic 606 in order to adopt this standard effective January 1, 2018 using the “modified retrospective” adoption method, meaning the standard is applied only to the most current period presented in the financial statements and apply only to uncompleted contracts as of the effective date.  Upon adoption, we also elected the following accounting policies:

•	sales and other similar taxes we collect concurrent with revenue-producing activities are excluded from revenue, and
•	recognize the cost for freight and shipping when control of the product has transferred to the customer as an expense in cost of sales.

We have elected the practical expedient for all contract modifications, such that all modifications prior to our adoption date for uncompleted contracts would be evaluated in the aggregate for any potential impact to our financial statements.  It is impractical to determine a specific dollar amount in regard to the estimated effect of the application of this practical expedient.  In addition, we have elected the practical expedient to recognize revenue in the amount we have the right to invoice relating to certain services that are transferred to customers.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Upon adoption, we expect the cumulative effect, if any, not to be material.  In accordance with the adoption method utilized, prior periods will not be retrospectively adjusted.  Another impact of adopting the new standard relates to the expected future reduction primarily to net sales and cost of sales resulting from the elimination of certain sales revenue involving products we do not control, including products associated with marketing services we are performing as an agent (instead of a principal) for our customers.  The nature of these arrangements allows for other parties to maintain control of these products throughout the production process.  For example, relating to this specific impact, if we had applied the new standard to 2017, the reduction to net sales, cost of sales and SG&A would be approximately $65.4 million, $64.7 million and $0.7 million, respectively, with no impact on operating loss.

ASU 2016-02 – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases.  The objective of this ASU is to establish the principles that lessees and lessors shall apply to report information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  This ASU must be adopted using a modified retrospective transition and provides for certain practical expedients.  We plan to adopt this ASU on January 1, 2019.  Transition will require application of the new guidance at the beginning of the earliest comparative period presented.  Although we currently have a relatively small number of leases, we have obtained and continue to obtain information relating to our leases and other right-to-use arrangements for the purpose of evaluating the effect of this guidance on our consolidated financial statements and related disclosures.

ASU 2016-09 – In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation.  This guidance includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  We adopted this guidance on January 1, 2017.  Among other requirements, the new guidance requires all tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement.  Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement.  As required, this change was applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements.

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

Under the new guidance, all tax related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  In addition, cash paid by an employer to taxing authorities when the employer directly withholds shares for tax withholding purposes is to be reported as financing activities.  These changes were applied on a retrospective basis to the statements of cash flows, and as a result, net cash used by continuing operating activities decreased $0.1 million and $0.3 million and net cash used by continuing financing activities increased $0.1 million and net cash provided by continuing financing activities decreased $0.3 million in 2016 and 2015, respectively.  Also, in 2016, cash flows of discontinued operations associated with net cash used by operating activities decreased $0.3 million and net cash used by financing activities increased $0.3 million.

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

ASU 2016-15 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis.  We anticipate that upon adoption of this new ASU, the effect, if any, will not be material on the presentation and classification for certain cash flow activities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

ASU 2016-18 – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  This ASU is effective for us on January 1, 2018 and adoption will be applied on retrospective basis for all periods presented.  Upon adoption of this new ASU, we anticipate the removal of the presentation of cash flow activities relating to current and noncurrent restricted cash and cash equivalents from our statement of cash flows for 2016.

2.  Discontinued Operations

On July 1, 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of the stock purchase agreement.  Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account.  In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services, which services have been completed.  At December 31, 2017 and 2016, our accounts receivable included approximately $2.7 million relating to the sale of our Climate Control Business representing an indemnity escrow balance.  Additionally, at December 31, 2017 and 2016, our current and noncurrent accrued and other liabilities include approximately $0.4 million and $5.5 million, respectively, relating primarily to estimated contingent liabilities, costs associated with the TSA and severance agreements associated with the sale of the Climate Control Business.

Summarized results of discontinued operations are as follows for:

	Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Net sales	$—	$138,609	$274,086
Cost of sales	—	93,178	190,426
Selling, general and administrative expense	—	32,719	62,728
Transaction costs	—	2,535	—
Interest expense	—	—	10
Other expense (income), net	—	175	608
Income from operations of discontinued operations	—	10,002	20,314
Gain on sale of discontinued operations	2,595	281,990	—
Provision for income taxes	1,519	91,691	8,933
Income from discontinued operations, net of taxes	$1,076	$200,301	$11,381

Summarized condensed cash flow information of discontinued operations is as follows:

Year Ended December 31,
	2017	2016	2015
	(In Thousands)
Deferred income taxes	$2,461	$88,356	$8,917
Depreciation and amortization of property, plant and equipment	$—	$1,607	$4,566
Stock-based compensation	$—	$955	$634
Expenditures for property, plant and equipment	$—	$273	$863
Software and software development costs	$—	$675	$2,466

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2017	2016	2015
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss):	$(29,217)	$112,168	$(34,765)
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(23,443)	(27,761)	(2,287)
Dividends and dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividends and dividend requirements on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(6,487)	(18,256)	(686)
Net income attributable to participating securities	—	(1,091)	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	(59,447)	64,760	(38,038)
Dividends on convertible preferred stocks assumed to be converted, if dilutive	—	—	300
Numerator for diluted net income (loss) per common share	$(59,447)	$64,760	$(37,738)

Denominator:
Denominator for basic and dilutive net income (loss) per common share - adjusted weighted-average shares (1)	27,250,876	25,454,311	22,758,873

Basic net income (loss) per common share:
Loss from continuing operations	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	0.04	7.82	0.50
Net income (loss)	$(2.18)	$2.54	$(1.67)

Diluted net income (loss) per common share:
Loss from continuing operations	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	0.04	7.82	0.50
Net income (loss)	$(2.18)	$2.54	$(1.67)

(1)	2017 and 2016 exclude the weighted-average shares of unvested restricted stock that are contingently returnable.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2017	2016	2015
Convertible preferred stocks	916,666	916,666	916,666
Restricted stock and stock units	1,187,525	908,568	1,448
Series E redeemable preferred stock - embedded derivative	303,646	412,869	34,998
Stock options	215,067	361,168	898,582
Warrants	—	—	314,808
	2,622,904	2,599,271	2,166,502

4.  Accounts Receivable

	December 31,
	2017	2016
	(In Thousands)
Trade receivables and other	$59,873	$51,656
Allowance for doubtful accounts	(303)	(357)
	$59,570	$51,299

Sales to our customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers.  Six customers (including their affiliates) account for approximately 36% of our total net receivables at December 31, 2017.

5.  Inventories

	Finished Goods	Work-in- Process	Raw Materials	Total
	(In Thousands)

December 31, 2017:	$20,415	$—	$1,441	$21,856

December 31, 2016:	$19,036	$—	$3,903	$22,939

Because cost exceeded the net realizable value, inventory reserves were $933,000 and $2,977,000 at December 31, 2017 and 2016, respectively.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Property, Plant and Equipment

	Useful lives in	December 31,
	years	2017	2016
		(In Thousands)
Machinery, equipment and automotive	2 - 30	$1,163,532	$1,159,001
Proved natural gas properties	*	—	76,679
Buildings and improvements	10 - 30	42,886	40,810
Furniture, fixtures and store equipment	4	1,466	1,661
Land improvements	10 - 40	8,111	8,083
Construction in progress	N/A	27,973	25,640
Capital spare parts	N/A	29,835	25,655
Land	N/A	7,764	8,970
		1,281,567	1,346,499
Less accumulated depreciation, depletion and amortization		267,529	267,541
		$1,014,038	$1,078,958

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (2-7 years).

*	See information concerning the sale of our natural gas properties in Note 1– Summary of Significant Accounting Policies.

7.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2017	2016
	(In Thousands)
Accrued interest	$13,424	$13,425
Deferred revenue	6,987	5,757
Accrued payroll and benefits	4,855	4,696
Accrued death and other executive benefits (1)	2,808	4,207
Series E redeemable preferred - embedded derivative	2,660	2,557
Accrued health and worker compensation insurance claims	1,658	1,530
Customer deposits	1,334	2,506
Accrued liabilities associated with discontinued operations	429	5,498
Other	13,109	16,187
	47,264	56,363
Less noncurrent portion	11,691	12,326
Current portion of accrued and other liabilities	$35,573	$44,037

(1)

During 2017, a death benefit agreement with Jack E. Golsen, our retired Executive Chairman of our Board, was terminated pursuant to the terms of the agreement that allowed LSB to terminate at any time and for any reason prior to the death of the employee. As a result, the liability of approximately $1.4 million for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as other income.  For the year ended December 31, 2017, the effect of this adjustment (after income taxes of $0.5 million) decreased basic and diluted loss per share by $0.03 per share.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our chemical facilities, including the disposal of wastewater generated at certain of these facilities.  Currently, there is insufficient information to estimate the fair value for certain of our asset retirement obligations (“ARO”). As a result, a liability for only certain AROs has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.  As the result of the sale of Zena’s working interests in certain natural gas properties during 2017, our previously recognized AROs of approximately $193,000 associated with the obligation to plug and abandon wells were extinguished and derecognized with the offset included in the net loss on the sale of a business classified as operating other expense.  At December 31, 2017 and 2016, our accrued liability for AROs was $100,000 and $546,000, respectively.

9.  Long-Term Debt

	December 31,	December 31,
	2017	2016
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.00% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	375,000
Secured Promissory Note due 2017 (C)	—	6,566
Secured Promissory Note due 2019, with a current rate of 5.73% (D)	8,167	9,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (E)	11,262	14,272
Secured Promissory Note due 2023, with a current interest rate of 5.62% (F)	16,665	18,645
Other, with a current weighted-average interest rate of 4.50%, most of which is secured primarily by machinery and equipment	2,994	4,185
Unamortized discount and debt issuance costs	(4,689)	(7,615)
	409,399	420,220
Less current portion of long-term debt (G)	9,146	13,745
Long-term debt due after one year, net (G)	$400,253	$406,475

(A) On January 17, 2017, we and all of our existing subsidiaries (collectively, the “Borrowers”) entered into the Third Amended and Restated Loan and Security Agreement (as so amended and restated, the “Working Capital Revolver Loan”), with certain lenders and Wells Fargo Capital Finance, LLC (“Wells Fargo”), as the arranger and administrative agent.

The aggregate commitment under the Working Capital Revolver Loan is for $50 million.  Advances under the Working Capital Revolver Loan are subject to a customary borrowing base.  The Working Capital Revolver Loan provides for a subfacility for the issuances of letters of credit in an aggregate amount not to exceed to $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings under the Working Capital Revolver Loan.  At December 31, 2017, the amount available for borrowing under the Working Capital Revolver was $41.2 million.

Interest accrues on outstanding borrowings under the Working Capital Revolver Loan at a rate equal to, at our election, either (a) LIBOR for an interest period selected by us plus an applicable margin equal to 1.50% per annum or 1.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan, or (b) Wells Fargo’s prime rate plus an applicable margin equal to 0.50% per annum or 0.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan.  At December 31, 2017, the interest rate was 5.0%.  Interest is paid monthly, if applicable.

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

As of December 31, 2017, the Working Capital Revolver Loan Amendment also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

The Working Capital Revolver Loan Amendment contains customary covenants including limitations on asset sales, liens, debt incurrence, restricted payments, investments, dividends and transactions with affiliates.

The Working Capital Revolver Loan Amendment includes customary events of default.  Upon the occurrence of any event of default, the obligations under the Working Capital Revolver Loan may be accelerated and the revolver commitments may be terminated.

Obligations under the Working Capital Revolver Loan are secured by a first priority security interest in substantially all of the Borrowers’ current assets, including accounts receivable and inventory, subject to certain customary exceptions.

(B) In 2013, LSB sold $425 million aggregate principal amount of the 7.75% Senior Secured Notes due 2019 (the “Senior Secured Notes”) in a private transaction to qualified institutional buyers under Rule 144A and, outside of the United States, pursuant to Regulation S of the Securities Act of 1933 (as amended, the “Securities Act”).

On September 7, 2016, we entered into supplemental indenture (the “Supplemental Indenture”) to the original indenture governing the Senior Secured Notes.  Among other things, the Supplemental Indenture allowed us to redeem a portion of the Series E Redeemable Preferred as discussed in Note 13 and redeem all of the then outstanding $50 million in aggregate principal amount of our 12% Senior Secured Notes due 2019, and, in connection therewith, required us to redeem $50 million in aggregate principal amount of the Senior Secured Notes.  During October 2016, we made payments totaling $106.9 million related to the above redemptions resulting in the recognition of a loss on extinguishment of debt of approximately $8.7 million.

Pursuant to the Supplemental Indenture, the interest rate applicable to all Senior Secured Notes outstanding after the consummation of the 7.75% Notes Redemption, with retroactive effect to August 1, 2016, was automatically increased to 8.5% per annum.  As a result of the interest rate increase, we recognized an additional $1.2 million of interest expense during 2016.

For financial reporting purposes, the above transaction was a non-substantial debt modification.  As a result, the consent fee of approximately $5.4 million (equal to $13.25 per $1,000 principal amount of Senior Secured Notes for which a consent had been validly delivered) paid to the holders of the Senior Secured Notes in connection with the Supplemental Indenture was deferred and included in debt issuance costs and is being amortized over the remaining term of the Senior Secured Notes.  In addition, we incurred other fees of approximately $1.4 million for services performed by third parties, which fees were expensed and included in interest expense in 2016.

The Senior Secured Notes are general senior secured obligations of LSB.  The Senior Secured Notes are jointly and severally and fully and unconditionally guaranteed by all of LSB’s current wholly-owned subsidiaries.  Obligations in respect of the Senior Secured Notes are secured by a first priority security interest in substantially all of LSB’s and the guarantors’ fixed assets, subject to certain customary exceptions.  At December 31, 2017, the carrying value of the assets secured on a first-priority basis was approximately $1 billion and the carrying value of the assets secured on a second-priority basis was approximately $81 million.

LSB may redeem the Senior Secured Notes at its option at the following redemption prices (expressed as percentages of the principal amount thereof), plus accrued and unpaid interest to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period commencing on August 1st of the year set forth below:

Year	Senior Secured Notes
Currently	101.938%
2018 and thereafter	100.000%

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Long-Term Debt (continued)

The Indenture contains standard high yield incurrence covenants including limitations on liens, debt incurrence, restricted payments, investments and transactions with affiliates, and contains standard high yield covenants requiring LSB to offer to purchase the Senior Secured Notes upon the occurrence of certain asset sales or a change of control.

(C) During 2017, concurrently with the closing of the purchase and sale agreement relating to Zena discussed in Note 1, a portion of the net proceeds (approximately $3.5 million) from the sale was used to repay the remaining outstanding balance of this promissory note.

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

(E) On April 9, 2015, EDC, one of our subsidiaries, entered into a secured promissory note due 2021 (the “Secured Promissory Note due 2021”) for an original principal amount of approximately $16.2 million that matures on March 26, 2021.  Interest only was payable monthly for the first 12 months of the term.  Principal and interest are payable monthly for the remaining term. This Secured Promissory Note due 2021 is secured by a natural gas pipeline constructed at the El Dorado Facility and is guaranteed by LSB.

(F) On September 16, 2015, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a secured promissory note (the “Secured Promissory Note due 2023”) for the construction financing of an ammonia storage tank and related systems with an initial funding received of $15 million and a maximum principal note amount of $19.8 million.  On May 13, 2016 (the “Loan Conversion Date”), the remainder of the funding of $4.8 million was drawn and the outstanding principal balance of $19.8 million was converted to a seven-year secured term loan requiring 83 equal monthly principal and interest payments with a final balloon payment of approximately $6.1 million.  This note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.62% and matures in May 2023.  The Secured Promissory Note due 2023 is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

(G) Maturities of long-term debt for each of the five years after December 31, 2017 are as follows (in thousands):

2018	9,146
2019	387,492
2020	5,507
2021	3,198
2022	1,980
Thereafter	6,765
Less: Discount and debt issuance costs	4,689
$409,399

10.  Income Taxes

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, additional limitations on executive compensation, and limitations on the deductibility of interest.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  As a result, we have recorded $23 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted, primarily related to the decrease in the federal corporate tax rate.  This reflects the provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.  The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

In December 2017, the SEC issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  In accordance with SAB 118, we have determined that the $23 million of the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities is a provisional amount and a reasonable estimate at December 31, 2017.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

Benefit for income taxes from continuing operations are as follows:

	2017	2016	2015
	(In Thousands)
Current:
Federal	$67	$46	$(4,655)
State	(381)	11	(429)
Total Current	$(314)	$57	$(5,084)

Deferred:
Federal	$(50,084)	$(46,926)	$(25,958)
State	9,639	4,913	(1,478)
Total Deferred	$(40,445)	$(42,013)	$(27,436)
Benefit for income taxes	$(40,759)	$(41,956)	$(32,520)

The current provision (benefit) for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current provision (benefit) for state income taxes includes regular state income tax and provisions for uncertain income tax positions, and other similar adjustments.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2017, our gross amount of the investment tax credits available to offset state income taxes was not material.  These investment tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $8.0 million.  These credits carryforward for 20 years and begin expiring in 2034.

We utilized approximately $0.4 million and $9.6 million of state NOL carryforwards to reduce tax liabilities in 2016 and 2015, respectively, (none in 2017).  At December 31, 2017, we have remaining federal and state tax NOL carryforwards of $541.9 million and $579.8 million, respectively.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards begin expiring in 2017.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation and determined that it was more-likely-than-not that the federal NOL and credits would be utilized before expiration.  For 2017, 2016 and 2015, we determined it was more-likely-than-not that approximately $536.0 million, $312.3 million and $34.5 million, respectively, of the state NOL carryforwards would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these state NOL carryforwards, net of federal benefit of approximately $26.9 million and $13.1 million in 2017 and 2016, respectively.

When non-qualified stock options (“NSOs”) are exercised, the grantor of the options is permitted to deduct the spread between the fair market value of the stock issued and the exercise price of the NSOs as compensation expense in determining taxable income.  Prior to the adoption of ASU 2016-09 on January 1, 2017 (as discussed under Recently Issued Accounting Pronouncements of Note 1), income tax benefits related to stock-based compensation deductions in excess of the compensation expense recorded for financial reporting purposes were not recognized in earnings as a reduction of income tax expense for financial reporting purposes.  The excess stock-based compensation tax deduction for 2015 was $0.6 million (none for 2016), respectively, and was included in the net change in capital in excess of par value rather than an increase in the benefit for income taxes.  Upon adoption of this ASU, excess tax benefits that were not previously recognized, because the related tax deduction had not reduced current taxes payable, were recorded with a cumulative effect adjustment as discussed in Note1.  Under the new guidance, all tax effects related to share-based payments at settlement (or expiration) are recorded through the income statement when it arises, subject to normal valuation allowance considerations.  In 2017, we recognized an excess tax benefit of $0.2 million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2017	2016
	(In Thousands)

Allowance for doubtful accounts	$77	$158
Inventory	316	2,048
Deferred compensation	2,393	4,003
Other accrued liabilities	1,964	3,024
Net operating loss	142,950	150,277
Other	15,540	18,337
Less valuation allowance on deferred tax assets	(26,920)	(13,128)
Total deferred tax assets	$136,320	$164,719

Property, plant and equipment	(186,561)	(249,714)
Prepaid and other insurance reserves	(2,561)	(4,603)
Other	(1,985)	(4,233)
Total deferred tax liabilities	$(191,107)	$(258,550)

Net deferred tax liabilities	$(54,787)	$(93,831)

All of our income (loss) before taxes relates to domestic operations.  Detailed below are the differences between the amount of the benefit for income taxes and the amount which would result from the application of the federal statutory rate to “Loss from continuing operations before benefit for income taxes”.

	2017	2016	2015
	(In Thousands)
Benefit for income taxes at federal statutory rate	$(24,868)	$(45,531)	$(27,512)
State current and deferred income tax benefit	(2,699)	(4,452)	(2,184)
Energy credit	—	(888)	(2,846)
Valuation allowance	7,651	11,855	918
Tax reform	(22,988)	—	—
Other	2,145	(2,940)	(896)
Benefit for income taxes	$(40,759)	$(41,956)	$(32,520)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2017	2016	2015
	(In Thousands)
Balance at beginning of year	$657	$259	$657
Additions based on tax positions related to the current year	11	454	70
Additions based on tax positions of prior years	—	4	13
Reductions for tax positions of prior years	(50)	(60)	(443)
Settlements	—	—	(38)
Balance at end of year	$618	$657	$259

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant effect on our results of operations or financial condition.  For 2017, 2016, and 2015, if recognized, the effect on the effective tax rate from unrecognized tax benefits would be insignificant.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  During 2017, we recognized $132,000 of interest and penalties associated with unrecognized tax benefits.  Minimal amounts were recognized in 2016 and 2015.  At December 31, 2017, $201,000 is accrued for interest and penalties (minimal at December 31, 2016).

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2014-2017 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions.  We are currently under examination by the IRS for the tax year 2015.

11.  Commitments and Contingencies

Operating Leases - We lease certain PP&E under non-cancelable operating leases.  Future minimum payments on operating leases associated with our continuing operations with initial or remaining terms of one year or more at December 31, 2017, are as follows:

Operating Leases
2018	$7,148
2019	6,119
2020	2,825
2021	1,565
2022	1,259
Thereafter	2,291
Total minimum lease payments	$21,207

Expenses associated with our operating lease agreements, including month-to-month leases, were $9,813,000 in 2017, $9,933,000 in 2016, and $9,845,000 in 2015.  Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

Covestro agreement – El Dorado Nitrogen LLC (“EDN”) and EDC, are party to an agreement (the “Covestro Agreement”) with Covestro.  EDN operates the Baytown Facility located within Covestro’s chemical manufacturing complex located in Baytown, Texas.  Under the terms of the Covestro Agreement, Covestro purchases from EDN all of Covestro’s requirements for nitric acid for use in Covestro’s chemical manufacturing complex that provides a pass-through of certain costs plus a profit.  In addition, EDN is responsible for the maintenance and operation of the Baytown Facility.  If there is a change in control of EDN, Covestro has the right to terminate the Covestro Agreement upon payment of certain fees to EDN.  The Covestro Agreement expires in June 2021, with options for renewal.

UAN supply agreement – The Pryor Chemical Company (“PCC”) is party to an agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”).  CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations.   If CVR fails to take delivery of certain tons, PCC pursuant to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction.  The initial term of the agreement expires in May 2019, but includes automatic renewals for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least twelve months prior to the end of term in effect.  However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the CVR Purchase Agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Ammonia supply agreement – EDC is party to an agreement with Koch Fertilizer, LLC (“Koch Fertilizer”) under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs.  The initial term of the agreement expires in May 2019 but automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

Other purchase and sales commitments - See Note 12 – Derivatives, Hedges, Financial Instruments and Carbon Credits for our commitments relating to derivative contracts and carbon credits at December 31, 2017.  During 2017, certain subsidiaries entered into contracts to purchase natural gas for anticipated production needs at certain of our facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2017, our natural gas contracts, which are exempt from mark-to-market accounting, included the volume purchase commitments with fixed costs of approximately 1.3 million MMBtus of natural gas.  These contracts extend through March 2018 at a weighted-average cost of $2.42 per MMBtu ($3.0 million) and a weighted-average market value of $2.58 per MMBtu ($3.2 million).  In addition, we had standby letters of credit outstanding of approximately $3.4 million at December 31, 2017.  We also had deposits from customers of $1.3 million for forward sales commitments at December 31, 2017.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater.  EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually.  The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2017, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2018.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers.  The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements.  In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $13.7 million at December 31, 2017.

Legal Matters - Following is a summary of certain legal matters involving the Company:

A. Environmental Matters

Our facilities and operations are subject to numerous federal, state and local environmental laws and to other laws regarding health and safety matters (collectively, the “Environmental and Health Laws”), many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations.  Certain Environmental and Health Laws impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released.  We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.  In connection with certain acquisitions, we could acquire, or be required to provide indemnification against, environmental liabilities that could expose us to material losses.  In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate.  In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety effects of our operations.

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

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws, and significant capital expenditures are expected to be incurred in the future.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility.  We did not operate the natural gas wells where we previously owned a working interest and compliance with Environmental and Health Laws was controlled by others.  We were responsible for our working interest proportionate share of the costs involved.   As of December 31, 2017, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 8 – Asset Retirement Obligations.

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

Our Pryor Facility is authorized by permit to inject wastewater into an on-site underground injection well through 2018.  The Oklahoma Department of Environmental Quality (“ODEQ”) has indicated that the permit may not be renewed following its expiration, and PCC may have to find an alternative means of waste water disposal after the permit expires.  PCC has engaged in ongoing discussions with the ODEQ regarding future disposal of this wastewater stream.

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contains more restrictive discharge limits than the previous 2004 permit.

These more restrictive limits could impose additional costs on the El Dorado Facility and may require the facility to make operational changes in order to meet these more restrictive limits.  From time to time, the El Dorado Facility has had difficulty meeting the more restrictive dissolved minerals NPDES permit levels, primarily related to storm-water runoff and EDC is currently working with ADEQ to resolve this issue through a new permit, which is currently in progress.

EDC believes that the El Dorado Facility has generally demonstrated its ability to comply with applicable ammonia and nitrate permit levels, but has, from time to time, had difficulty meeting the more restrictive dissolved minerals permit levels, primarily related to storm-water runoff.  We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as the result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas.  On August 30, 2017, ADEQ issued a final NPDES permit, which included new dissolved mineral limits as anticipated.  However, EDC objected to the form of the permit and filed an appeal on September 27, 2017.  The appeal places an automatic stay on the objectionable conditions and EDC is working with the ADEQ to obtain modifications to the renewed permit terms.  We believe that the issue with the storm-water runoff should be resolved, if and when the appeal is resolved.

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010.  At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010.  As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of December 31, 2017.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

In addition, the El Dorado Facility is currently operating under a Consent Administrative Order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The 2006 CAO required EDC to continue semiannual groundwater monitoring, to continue operation of a groundwater recovery system and to submit a human health and ecological risk assessment to the ADEQ relating to the El Dorado Facility.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The final remedy for shallow groundwater contamination, should any remediation be required, will be selected pursuant to a new consent administrative order and based upon the risk assessment.  The cost of any additional remediation that may be required will be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2017, in connection with this matter.

2. Air Matters

PCC had been advised by the ODEQ that the agency was conducting an investigation into whether the Pryor Facility was in compliance with certain ODEQ air quality rules and regulations and whether PCC’s reports of certain air emissions, primarily in 2011, were intentionally misreported to the ODEQ.  We received notice from the ODEQ that the criminal investigation into PCC associated with this matter is closed.

3. Other Environmental Matters

In November 2006, EDC entered into a CAO with the ADEQ to address nitrates in shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  EDC’s risk assessment and the remedial action plan, initially submitted to the ADEQ in 2007, recommended monitored natural attenuation.  The ADEQ’s review of the EDC proposed remedy is ongoing.  Under the CAO, the ADEQ may require additional wells be added to the program or may allow EDC to remove wells from the program.  At this time, the duration and cost (or range of costs) of the ground water monitoring program or the necessity for any additional remediation cannot be reasonably estimated.

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

B. Other Pending, Threatened or Settled Litigation

In April 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage.  West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC, and purchased AN from EDC from time to time.  LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.  In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al.,

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

in the District Court of McLennan County, Texas.  The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, and the carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of December 31, 2017.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of December 31, 2017, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above, but we have incurred professional fees up to our self-insured retention amount.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  It is EDC’s position, among other things, that its inability to deliver to BAE was due to a force majeure event caused by a fire and explosion at EDC’s nitric acid plant, and that a force majeure clause in the supply agreement therefore excuses EDC’s performance under the supply agreement.  BAE’s pre-litigation demand indicated a claim of approximately $18 million.  EDC intends to vigorously defend this matter.  The cost (or range of costs), if any, EDC would incur relating to this matter cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2017.

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

In September 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination in the sum of approximately $18 million.  Leidos reports that it made an estimated $6 million payment to Global on or about September 11, 2015, and EDA paid Leidos approximately $3.5 million relating to work performed by subcontractors of Global.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.  EDA intends to monitor the Leidos audit, and conduct its own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute.  LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.  In January 2016, El Dorado, Leidos and Global reached an agreement whereby the approximately $3.6 million claims of Leidos’ remaining unpaid subcontracts, vendors and suppliers will be paid (and these suppliers and subcontractors will in turn issue releases of their respective claims and liens).  In addition, Global will reduce the value of its claim as against Leidos, and its lien amount as against the project by a similar amount.  After all such lower tier supplier and subcontractors are satisfied, the Global claim and lien amount will be reduced to approximately $5 million.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., where in Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts and we intend to vigorously defend against the allegation made by Global.  No liability has been established in connection with the remaining $5 million claim.  In addition, LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.

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

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued carbon credits by the Climate Action Reserve in relation to a greenhouse gas reduction project performed at the Baytown Facility.  At December 31, 2017 and 2016, we did not have any carbon credits or related contractual obligations.  The cash flows associated with the carbon credits and the associated contractual obligations are included in cash flows from continuing investing activities.

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value as discussed in Note 13, has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the Indenture Amendments in connection with the previously reported redemption of a portion of our Senior Secured Notes as discussed in Note 9, including the redemption of the portion of Series E Redeemable Preferred discussed in Notes 9 and 13, we estimate that the contingent redemption feature has no fair value at December 31, 2017 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At December 31, 2017 and 2016, the fair value of the participation rights was based on the equivalent of 303,646 shares of our common stock at $8.76 and $8.42 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At December 31, 2017 and 2016, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2017 and 2016, we did not have any significant contracts classified as Level 2.

Level 3 – The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At December 31, 2017 and 2016, we did not have any carbon credits or related contractual obligations associated with carbon credits.  At December 31, 2017 and 2016, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our liabilities associated with continuing operations that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

		Fair Value Measurements at December 31, 2017 Using
Description	Total Fair Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2016
	(In Thousands)
Liabilities - Current and noncurrent accrued and other liabilities:
Embedded derivative	(2,660)	—	—	(2,660)	(2,557)
Foreign exchange contracts	—	—	—	—	(1)
Total	$(2,660)	$—	$—	$(2,660)	$(2,558)

None of our assets or liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented.  As discussed above under “Embedded Derivative”, as the result of entering into the Stock Purchase Agreement relating to the subsequent sale of the Climate Control Business, the valuation of the embedded derivative transferred from Level 2 to Level 3 as the result of the changes in probability relating to contingent redemption features requiring the use of significant unobservable inputs.  The classification transfer of this derivative was deemed to occur at the beginning of the second quarter of 2016.

In addition, the following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2017	2016	2015	2017	2016	2015
	(In Thousands)
Beginning balance	$—	$1,154	$2,779	$(2,557)	$(1,154)	$(2,779)
Transfers into Level 3	—	—	—	—	(5,817)	—
Transfers out of Level 3	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	2,031	1,256	2,351	(1,690)	802	(1,447)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	(2,031)	(2,410)	(3,976)	—	—	—
Settlements	—	—	—	1,587	3,612	3,072
Ending balance	$—	$—	$1,154	$(2,660)	$(2,557)	$(1,154)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$—	$1,143	$(103)	$(983)	$(1,143)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	2017	2016	2015
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$—	$140	$(3,376)
Cost of sales - Undesignated foreign exchange contracts	—	5	(72)
Other income - Carbon credits	2,031	1,514	3,663
Other expense - Contractual obligations relating to carbon credits	(1,587)	(982)	(2,759)
Non-operating other expense - embedded derivative	(103)	(983)	(520)
Interest expense - Undesignated interest rate contracts	—	—	(47)
Total net gains (losses) included in operating results	$341	$(306)	$(3,111)

At December 31, 2017 and 2016, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	2017		2016
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$375	$372	$375	$356

(1)	Based on a quoted price of 99.25 and 94.88 at December 31, 2017 and 2016, respectively.

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

Also, see discussions concerning the utilization of fair value in conjunction with the evaluation of goodwill for impairment in 2016 under Note 1 – Summary of Significant Accounting Policies and certain assets and liabilities initially accounted for on a fair value basis under Note 8 – Asset Retirement Obligations.

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
•

an Amendment to Renewed Rights Agreement, (the “Rights Agreement Amendment”), which amended the Renewed Rights Agreement by and between LSB and UMB Bank, n.a., as rights agent (“UMB”), dated as of December 4, 2008 (the “Renewed Rights Agreement”)

The Series E and Series F Redeemable Preferred and Warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  The valuations were classified as (Level 3).  The Warrants were valued based on a Black-Scholes-Merton option pricing model and a Finnerty model to determine the estimated discount for lack of marketability.  The Series E Redeemable Preferred was valued with discounted cash flow models that calculated the present value of future cash flows using possible redemption scenarios and using published market yields for publicly traded unsecured fixed income securities with similar credit ratings.  No valuation input adjustments were considered necessary relating to the nonperformance risk for the Warrants or Series E Redeemable Preferred.  Based on the terms of the Series F Redeemable Preferred, we determined that this share had minimal economic value.

Series E Redeemable Preferred

The Series E COD authorizes 210,000 shares of Series E Redeemable Preferred.  On September 19, 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred (the “Series E Redemption”) for approximately $80 million, which included $78.3 million for the liquidation preference of $1,000 per share, plus accumulated dividends (the “Liquidation Preference”) and $1.7 million for the participation rights value associated with the Series E Redemption.  The Series E Redemption was funded from a portion of the proceeds from the sale of our Climate Control Business.  After the redemption, 139,768 shares of the Series E Redeemable Preferred remain outstanding as of December 31, 2017.

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

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 as of December 31, 2017. Generally, the holders of the Series E Redeemable Preferred Shares (the “Series E Holders”) will not have any voting rights or powers, and consent of the Series E Holders will not be required for taking of any action by us. However, the Series E Holders’ consent is required for

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

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2016	139,768	$145,029	1	$—
Accretion relating to liquidation preference on preferred stock	—	4,559	—	—
Accretion for discount and issuance costs on preferred stock	—	1,928	—	—
Accumulated dividends	—	23,443	—	—
Balance at December 31, 2017	139,768	$174,959	1	$—

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

14.  Stockholders’ Equity

2016 Long Term Incentive Plan – During 2016, our board of directors adopted our 2016 Long Term Incentive Plan (the “2016 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 2, 2016.  The effective date of the 2016 Plan is April 19, 2016 and no awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date.

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

The following may be granted by the Committee under the 2016 Plan:

Stock Options – The Committee may grant either incentive stock options or non-qualified stock options.  The Committee sets option exercise prices and terms, except that the exercise price of a stock option may be no less than 100% of the fair market value, as defined in the 2016 Plan, of the shares on the date of grant.  At the time of grant, the Committee will have sole discretion in determining when stock options are exercisable and when they expire, except that the term of a stock option cannot exceed 10 years subject to certain conditions.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

Stock Appreciation Rights (“SARs”) – The Committee may grant SARs as a right in tandem with the number of shares underlying stock options granted under the 2016 Plan or on a stand-alone basis.  SARs are the right to receive payment per share of the SAR exercised in stock or in cash equal to the excess of the share’s fair market value, as defined in the 2016 Plan, on the date of exercise over its fair market value on the date the SAR was granted.  Exercise of a SAR issued in tandem with stock options will result in the reduction of the number of shares underlying the related stock option to the extent of the SAR exercise.

Stock Awards, Restricted Stock, Restricted Stock Units, and Other Awards – The Committee may grant awards of restricted stock, restricted stock units, and other stock and cash-based awards, which may include the payment of stock in lieu of cash (including cash payable under other incentive or bonus programs) or the payment of cash (which may or may not be based on the price of our common stock).

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2017
	2016 Plan	2008 Plan
Maximum number of securities for issuance	2,750,000
Number of awards available to be granted (1)	2,137,895
Number of unvested restricted stock/restricted stock units outstanding	788,113	445,124
Number of options outstanding	—	206,210
Number of options exercisable	—	151,210

(1)	Includes 2008 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan after the effective date of the 2016 Plan.

Amounts disclosed within this note include amounts attributable to our discontinued operations for prior periods, unless otherwise noted.

Restricted Stock and Restricted Stock Units – During 2017, the Committee approved various grants under the 2016 Plan of shares of restricted stock (“2017 Restricted Stock”) to certain executives.  Most of the 2017 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years while a portion of these grants vest 100% at the end of three years. During 2016, the Committee approved various grants under the 2016 Plan of shares of restricted stock (“2016 Restricted Stock”) to certain executives and employees.  Most of the 2016 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years while a portion of these grants vest 100% at the end of three years.  On December 31, 2015, the Committee approved the grants under the 2008 Plan of shares of restricted stock (“2015 Restricted Stock”) to certain executives, of which a portion of these awards immediately vested as of the grant date.  The non-vested 2017, 2016 and 2015 Restricted Stock carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Excluding the shares that immediately vested, the 2015 Restricted Stock vest at the end of each one-year period at the rate of one-third per year for three years.  Pursuant to the terms of the 2017, 2016 and 2015 Restricted Stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

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

During 2017 and 2016, the Committee approved the grant of 37,992 and 27,654 shares respectively, of Restricted Stock Units (RSU) to our non-employee directors for payment of a portion of their director fees under the 2016 Plan.  Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable.  Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the third anniversary of the grant date, or (iii) the occurrence of a change of control as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value of approximately $375,000 was recognized as stock-based compensation expense (SG&A) on the grant date in 2017 and 2016 (based on $9.87 per share for the 2017 grant and $13.56 per share for the 2016 grant). During 2017, RSUs totaling 21,882 shares vested due to separation from service of two non-employee director’s as our Board decreased from 11 members to 9 members.  At December 31, 2017, the number of outstanding shares of unvested RSUs was 43,764.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following table summarizes information about these granted restricted stocks:

	2017	2016	2015

Shares of restricted stock granted	469,465	850,771	584,959
Total fair value of restricted stock granted	$4,277,000	$6,652,000	$4,200,000
Weighted-average fair value per restricted stock granted during year	$9.11	$7.82	$7.18
Stock-based compensation expense - Cost of sales	$312,000	$240,000	$—
Stock-based compensation expense - SG&A	$3,987,000	$2,773,000	$405,000
Income tax benefit	$(1,659,000)	$(1,157,000)	$(156,000)
Total weighted-average remaining vesting period in years	1.95	2.41	3.00
Total fair value of restricted stock vested during the year	$3,124,000	$2,579,000	$405,000

	2017
	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding at beginning of year	1,038,290	$8.60
Granted	469,465	$9.11
Vested	(318,282)	$9.81
Cancelled or forfeited	—	$—
Unvested restricted stock outstanding at end of year	1,189,473	$7.51

Stock Options – No stock options have been granted under the 2016 Plan during 2017 or 2016.  As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant.  During 2015, the Committee approved the grants under the 2008 Plan of 135,000 shares of stock options (the “2015 Options”) to certain employees, which grants included 5,000 shares of stock options related to discontinued operations.  The exercise price of the 2015 Options was equal to the market value of our common stock at the date of grant.  The 2015 Options vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  The 2015 Options expire in 2025.  The fair value for the 2015 Options was estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The fair value for the 2015 Options were estimated using a Black-Scholes-Merton option pricing model with the following assumptions:

•	risk-free interest rate based on an U.S. Treasury zero-coupon issue with a term approximating the estimated expected life as of the grant date;
•	a dividend yield based on historical data;
•	volatility factors of the expected market price of our common stock based on historical volatility of our common stock primarily over approximately six years from the date of grant; and
•	a weighted-average expected life of the options based on the historical exercise behavior of these employees and outside director, if applicable.

The following table summarizes information about these granted stock options:

	2017	2016	2015
Weighted-average risk-free interest rate	N/A	N/A	1.73%
Dividend yield	N/A	N/A	—
Weighted-average expected volatility	N/A	N/A	38.32%
Total weighted-average expected forfeiture rate	N/A	N/A	0.00%
Weighted-average expected life (years)	N/A	N/A	5.11
Total weighted-average remaining vesting period in years (1)	1.53	2.25	3.76
Total fair value of options granted for continuing operations (2)	N/A	N/A	$1,853,000
Stock-based compensation expense - Cost of sales for continuing operations (1) (3)	$317,000	$321,000	$303,000
Stock-based compensation expense - SG&A for continuing operations (1) (4)	$108,000	$836,000	$1,410,000
Income tax benefit for continuing operations (1) (5)	$(164,000)	$(444,000)	$(662,000)

(1)	For 2017 and 2016, information relates to continuing operations only.
(2)	Approximately $62,000 $ for 2015 is included in discontinued operations.
(3)	Approximately $126,000 for 2015 is included in discontinued operations.
(4)	Approximately $508,000 for 2015 is included in discontinued operations.
(5)	Approximately $(244,000) for 2015 is included in discontinued operations.

At December 31, 2017, the total stock-based compensation expense not yet recognized is $9,514,000, relating to non-vested restricted stock and stock options, which we will be amortizing (subject to adjustments for actual forfeitures) through the respective remaining vesting periods through December 2020.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Stockholders’ Equity (continued)

The following information relates to our stock options:

	2017 (1)
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	219,230	$30.36
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(13,020)	$30.67
Outstanding at end of year	206,210	$30.34
Exercisable at end of year	151,210	$29.25

(1)	Relates to continuing operations only.

	2017	2016	2015
Weighted-average fair value per option granted during year	N/A	N/A	$14.19

Total intrinsic value of options exercised during the year	$—	$216,000	$4,292,000

Total fair value of options vested during the year	$451,000	$469,000	$2,411,000

			Stock Options Outstanding At December 31, 2017
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86			17,525	0.92	$7.86	$15,773
$9.69	-	$9.97	10,685	0.83	$9.70	—
$33.36	-	$34.50	178,000	5.77	$33.80	—
$7.86	-	$34.50	206,210	5.10	$30.34	$15,773

			Stock Options Exercisable At December 31, 2017
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 7.86			17,525	0.92	$7.86	$15,773
$9.69	-	$9.97	10,685	0.83	$9.70	—
$33.36	-	$34.50	123,000	5.26	$33.99	—
$7.86	-	$34.50	151,210	4.44	$29.25	$15,773

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

 14.  Stockholders’ Equity (continued)

Preferred Share Rights Plan – On January 5, 2009, a renewed shareholder rights plan (the “Renewed Rights Agreement”) became effective upon the expiration of our previous shareholder rights plan. Pursuant to the Securities Purchase Agreement as discussed in Note 13 – Securities Financing, on December 4, 2015, LSB and UMB, as rights agent, entered into an amendment to the Renewed Rights Agreement (the “Renewed Rights Amendment”).  The Renewed Rights Amendment amends the definition of “Acquiring Person” to exclude the Purchaser and its Affiliates and Associates (as defined therein) in order to permit the issuance of the Securities discussed in Note 13, and additional securities issuable to the Purchaser as contemplated by the terms of the Securities, without triggering the issuance of Series 4 Junior Participating Class C Preferred Stock.  The Renewed Rights Agreement will affect a potential acquirer unless the acquirer negotiates with our Board and the Board approves the transaction.  Pursuant to the renewed plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock.  Prior to becoming exercisable, the Rights trade together with our common stock.  In general, if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock (except for the Golsen Holders and certain other limited excluded persons, as amended), then the Rights become exercisable.  Each Right entitles the holder (other than the person or group that triggers the Rights being exercisable) to purchase from us one one-hundredth of a share of Series 4 Junior Participating Preferred Stock, no par value (the “Preferred Stock”), at an exercise price of $47.75 per one one-hundredth of a share, subject to adjustment.  If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time.  Under certain circumstances, each Right will entitle the holder (other than the person or group that triggered the Rights being exercisable) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time.  In addition, under certain circumstances, our Board may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment.  Our Board may redeem the Rights at a price of $0.01 per Right generally at any time before 10 days after the Rights become exercisable.  Our Board may exchange all or part of the Rights (except to the person or group that triggered the Rights being exercisable) for our common stock at an exchange ratio of one common share per Right until the person triggering the Right becomes the beneficial owner of 50% or more of our common stock.

Other – As of December 31, 2017, we have reserved 1.5 million shares of common stock issuable upon potential conversion of preferred stocks and equity awards pursuant to their respective terms.

15.  Non-Redeemable Preferred Stock

Series Non-Redeemable B Preferred – The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share.  The Series B Preferred provides for annual cumulative dividends of 12% ($12.00 per share) from date of issue, payable when and as declared.  All of the outstanding shares of the Series B Preferred are owned by the Golsen Holders.

Series Non-Redeemable D Preferred – The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder.  Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum ($0.06 per share) of the liquidation preference of $1.00 per share.  Each holder of the Series D Preferred shall be entitled to .875 votes per share.  All of the outstanding shares of Series D Preferred are owned by the Golsen Holders.

See discussions concerning dividends on the Series B and D Preferred in Note 17 – Related Party Transactions.

Other – At December 31, 2017, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,860,000 shares of no par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements, Employee Savings Plans and Collective Bargaining Agreements

We are party to an individual benefit agreement (“1992 Agreement”) with a former executive and a death benefit agreement (“2005 Agreement”) with Jack E. Golsen, who retired as discussed in Note 17-Related Party Transactions.  The 1992 Agreement provides for annual benefit payments for life payable in monthly installments.

The 2005 Agreement provides that, upon Mr. Golsen’s death, we will pay to the designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on his life that are owned by us.  We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit.

The following table includes information about these agreements:

	December 31,
	2017	2016
	(In Thousands)
Total undiscounted death benefits (1)	$2,424	$4,208
Total accrued death benefits (1)	$2,533	$4,007

Total undiscounted executive benefits	$191	$201
Total accrued executive benefits	$191	$168

	December 31,
	2017	2016	2015
	(In Thousands)
Costs (recovery of costs) associated with executive benefits included in SG&A, net (2)	$9	$(341)	$(561)

(1)

See discussion concerning the termination of a 1981 Agreement during 2017 and the sale of certain life insurance policies during 2016 in Note 17 – Related Party Transactions.  In addition, we also surrendered certain life insurance policies on former employees for the policies’ cash value during 2016.

(2)

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16.  Executive Benefit Agreements, Employee Savings Plans and Collective Bargaining Agreements (continued)

The following table summarizes certain information about these life insurance policies.

	December 31,
	2017	2016
	(In Thousands)
Total face value of life insurance policies	$4,500	$4,670

Total cash surrender values of life insurance policies	$1,804	$2,270
Loans on cash surrender values	(1,482)	(1,409)
Net cash surrender values	$322	$861

	2017	2016	2015
	(In Thousands)
Cost of life insurance premiums	$14	$481	$1,040
Decreases (increases) in cash surrender values	162	(51)	(586)
Net cost of life insurance premiums included in SG&A	$176	$430	$454

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  We do not presently contribute to this plan except for certain employees, which amounts were not material for each of the three years ended December 31, 2017.

Collective Bargaining Agreements - As of December 31, 2017, we employed 569 persons, 166 of whom are represented by unions under agreements, which will expire in July of 2018 through November of 2019.

17.  Related Party Transactions

As the result of Jack E. Golsen (“J. Golsen”) informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its current term expiring on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms of the Employment Agreement, delivered a notice of non-renewal to J. Golsen.  J. Golsen will remain a member of the Board and, following the Retirement Date, will have the title of Chairman Emeritus.

During 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that will commence on January 1, 2018 and end upon the earlier of his death or a change in control as defined in the Transition Agreement.  During the term, J. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses.  In accordance with the terms of the Transition Agreement, we will also reimburse J. Golsen for his cost of certain medical insurance coverage until his death.  Effective as of the Retirement Date, our existing severance agreement with J. Golsen will terminate.  In consideration for his services, including as Chairman Emeritus, we will pay J. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control that occurs prior to his death.

During 2017, a death benefit agreement with Mr. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1,400,000 for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as operating other income in 2017.

During 2017, we sold our engineered products business (industrial machinery and related components) to Industrial Acquisitions LLC and Industrial Products LLC (both entities are owned by immediate family members of Jack E. Golsen the Executive Chairman of our Board of Directors (the “Board”)) for $3,500,000 which sale resulted in a loss of approximately $839,000, classified as operating other expense.

During 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of J. Golsen and former employee and President and Chief Operating Officer of the Climate Control Business.  Pursuant to the terms of the agreement, S. Golsen is to provide services relating to the sale of the Climate Control Business and subsequent services to improve the transition process from LSB to NIBE.  The total consulting fee is $425,000 and the term of the agreement is for 2 years through May 2018 but could be terminated earlier under certain circumstances.

During 2016, we executed agreements, sold and assigned our rights in certain life insurance policies owned by us as beneficiary.  The purchase price of these policies was the cash surrender value at the time of purchase.  These policies insured our two Board members,

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Related Party Transactions (continued)

J. Golsen and Barry H. Golsen and a former employee, S. Golsen.  We received approximately $1.7 million from the sale of these life insurance policies.

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

In 2015, we paid annual dividends totaling $300,000 on our Series B Preferred and our Series D Preferred (none in 2017 and 2016).  At December 31, 2017, accumulated dividends on the Series B and Series D Preferred totaled approximately $678,000.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

18. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2017	2016	2015
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$34,274	$28,049	$5,389
Income taxes, net	$(674)	$(2,611)	$(5,845)

Noncash investing and financing activities:
Incentive tax credit receivable associated with property, plant and equipment	$8,125	$—	$—
Accounts receivable, accounts payable, other liabilities, and long-term debt associated with additions of property, plant and equipment	$17,105	$16,056	$65,471
Accounts payable, long-term debt associated with additions of capitalized internal-use software and software development	$—	$759	$2,242
Dividend accrued on redeemable preferred stock	$23,443	$19,733	$2,287
Accretion of redeemable preferred stock	$6,487	$6,546	$686
Equity issuance costs, including amounts in accounts payable	$—	$—	$9,754
Debt issuance costs incurred associated with senior secured notes, including amounts in accounts payable	$—	$—	$2,566

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2017 and 2016 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2017
Net sales	$123,344	$122,853	$92,390	$88,917
Gross profit (loss) (1)	$11,615	$11,340	$(7,285)	$(10,204)
Loss from continuing operations (1) (2)	$(5,986)	$(7,033)	$(17,112)	$(162)
Income from discontinued operations, net of taxes	—	—	—	1,076
Net income (loss)	$(5,986)	$(7,033)	$(17,112)	$914
Net income (loss) attributable to common stockholders	$(13,196)	$(14,515)	$(24,745)	$(6,991)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(0.48)	$(0.53)	$(0.91)	$(0.30)
Income from discontinued operations, net of taxes	—	—	—	0.04
Net income (loss)	$(0.48)	$(0.53)	$(0.91)	$(0.26)

Diluted:
Loss from continuing operations	$(0.48)	$(0.53)	$(0.91)	$(0.30)
Income from discontinued operations, net of taxes	—	—	—	0.04
Net income (loss)	$(0.48)	$(0.53)	$(0.91)	$(0.26)

2016
Net sales	$98,972	$109,982	$80,262	$85,369
Gross profit (loss) (1)	$(6,164)	$2,129	$(36,379)	$(8,892)
Loss from continuing operations (1) (2)	$(15,765)	$(7,688)	$(39,490)	$(25,190)
Income from discontinued operations, including taxes	824	22,779	173,041	3,657
Net income (loss)	$(14,941)	$15,091	$133,551	$(21,533)
Net income (loss) attributable to common stockholders	$(24,609)	$5,055	$112,047	$(28,654)

Income (loss) per common share:
Basic:
Loss from continuing operations	$(1.11)	$(0.70)	$(2.25)	$(1.19)
Income from discontinued operations, including taxes	0.03	0.90	6.39	0.13
Net income (loss)	$(1.08)	$0.20	$4.14	$(1.06)

Diluted:
Loss from continuing operations	$(1.11)	$(0.70)	$(2.25)	$(1.19)
Income from discontinued operations, including taxes	0.03	0.90	6.39	0.13
Net income (loss)	$(1.08)	$0.20	$4.14	$(1.06)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and loss from continuing operations:

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Depreciation expense:
2017	$(17,115)	$(17,047)	$(16,179)	$(16,655)

2016	$(10,590)	$(14,028)	$(16,862)	$(17,874)

Recovery of precious metals:
2017	$—	$2,905	$—	$—

Turnaround costs: (A)
2017	$—	$—	$(1,098)	$—

2016	$—	$(535)	$(8,597)	$—

Consulting fee - property tax services:
2016	$(12,095)	$—	$—	$—

(2)	The following items increased (decreased) loss from continuing operations:

Impairment of goodwill:
2016	$—	$—	$—	$1,621

Interest expense, net:
2017	$9,358	$9,292	$9,291	$9,326

2016	$1,350	$6,446	$13,333	$9,816

Benefit for income taxes:
2017	$(1,282)	$(2,761)	$(6,698)	$(30,018)

(A)	Turnaround costs do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2017, 2016, and 2015

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2017	$357	$(54)	$—	$303

2016	$525	$80	$248	$357

2015	$684	$224	$383	$525

Supplies-reserve for slow-moving items:
2017	$15	$—	$—	$15

2016	$928	$—	$913	$15

2015	$928	$—	$—	$928

Notes receivable - allowance for doubtful accounts:
2017	$—	$—	$—	$—

2016	$970	$—	$970	$—

2015	$970	$—	$—	$970

Deferred tax assets - valuation allowance:
2017	$13,128	$13,792	$—	$26,920

2016	$1,242	$11,886	$—	$13,128

2015	$292	$950	$—	$1,242

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.