Form 10-Q
period 2018-03-31
LSB INDUSTRIES INC
filed 2018-04-25
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,613,895 shares as of April 20, 2018.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2018 is unaudited)

	March 31,	December 31,
	2018	2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$28,667	$33,619
Accounts receivable, net	62,634	59,570
Inventories:
Finished goods	19,532	20,415
Raw materials	1,362	1,441
Total inventories	20,894	21,856
Supplies, prepaid items and other:
Prepaid insurance	7,813	10,535
Precious metals	7,269	7,411
Supplies	28,649	27,729
Prepaid and refundable income taxes	856	1,736
Other	2,043	1,284
Total supplies, prepaid items and other	46,630	48,695
Total current assets	158,825	163,740

Property, plant and equipment, net	998,366	1,014,038

Intangible and other assets, net	10,958	11,404

	$1,168,149	$1,189,182

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2018 is unaudited)

	March 31,	December 31,
	2018	2017
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,047	$55,992
Short-term financing	6,137	8,585
Accrued and other liabilities	30,590	35,573
Current portion of long-term debt	9,065	9,146
Total current liabilities	94,839	109,296

Long-term debt, net	399,416	400,253

Noncurrent accrued and other liabilities	11,173	11,691

Deferred income taxes	53,877	54,787

Commitments and contingencies (Note 7)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $191,569,000 ($185,231,000 at December 31, 2017)	182,896	174,959
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	195,289	193,956
Retained earnings	242,686	256,214
	444,103	456,298
Less treasury stock, at cost:
Common stock, 2,666,790 shares (2,662,027 shares at December 31, 2017)	18,155	18,102
Total stockholders' equity	425,948	438,196
	$1,168,149	$1,189,182

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands, Except Per Share Amounts)
Net sales	$100,450	$123,344
Cost of sales	90,357	111,729
Gross profit	10,093	11,615

Selling, general and administrative expense	8,303	10,545
Other income, net	(94)	(1,251)
Operating income	1,884	2,321

Interest expense, net	9,306	9,358
Non-operating other expense (income), net	(909)	231
Loss before benefit for income taxes	(6,513)	(7,268)
Benefit for income taxes	(922)	(1,282)
Net loss	(5,591)	(5,986)

Dividends on convertible preferred stocks	75	75
Dividends on Series E redeemable preferred stock	6,338	5,536
Accretion of Series E redeemable preferred stock	1,599	1,599
Net loss attributable to common stockholders	$(13,603)	$(13,196)

Basic and dilutive net loss per common share:	$(0.49)	$(0.48)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(5,591)		(5,591)
Dividend accrued on redeemable preferred stock						(6,338)		(6,338)
Accretion of redeemable preferred stock						(1,599)		(1,599)
Stock-based compensation					1,382			1,382
Other		(5)			(49)		(53)	(102)
Balance at March 31, 2018	31,281	(2,667)	$3,000	$3,128	$195,289	$242,686	$(18,155)	$425,948

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(5,591)	$(5,986)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Deferred income taxes	(910)	(1,242)
Depreciation, depletion and amortization of property, plant and equipment	17,736	17,115
Amortization of intangible and other assets	602	463
Other	627	(790)
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(7,443)	(7,276)
Inventories	1,650	4,857
Prepaid insurance	2,722	3,026
Prepaid and accrued income taxes	880	115
Accounts payable	(431)	6,895
Accrued interest	(7,959)	(7,979)
Other assets and other liabilities	(666)	(1,411)
Net cash provided by continuing operating activities	1,217	7,787

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(6,247)	(13,894)
Proceeds from property insurance recovery associated with property, plant and equipment	1,531	—
Net proceeds from sale of discontinued operations	2,730	—
Other investing activities	95	502
Net cash used by continuing investing activities	(1,891)	(13,392)

Cash flows from continuing financing activities
Payments on other long-term debt	(1,647)	(4,225)
Payments of debt issuance costs	—	(90)
Payments on short-term financing	(2,447)	(3,717)
Taxes paid on equity awards	(184)	(66)
Net cash used by continuing financing activities	(4,278)	(8,098)
Cash flows of discontinued operations:
Net cash used by operating activities	—	(1,212)
Net cash used by financing activities	—	(65)
Net cash used by discontinued operations	—	(1,277)
Net decrease in cash and cash equivalents	(4,952)	(14,980)

Cash and cash equivalents at beginning of period	33,619	60,017
Cash and cash equivalents at end of period	$28,667	$45,037

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2018.

Basis of Consolidation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying condensed consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.  Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S.

Other products consisted of natural gas sales from our working interests in certain natural gas properties of our former subsidiary Zena Energy L.L.C. (“Zena”) and sales of industrial machinery and related components which were sold during the second and fourth quarters of 2017, respectively.

During July 2016, LSB completed the sale of all of the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of a stock purchase agreement.  During the first quarter of 2018, we received the remaining proceeds held in a related indemnity escrow account of $2.7 million.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2017 Form 10-K.

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

Income Taxes – We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to net operating loss (“NOL”) carryforwards, tax credit carryforwards, and the differences, if any, between the financial statement carrying amounts and the tax basis of our assets and liabilities.  We establish valuation allowances if we believe it is more likely than not that some or all of deferred tax assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period date of enactment.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

In addition, we do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the relevant taxing authorities based solely on the technical merits of the associated tax position.  If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized.  We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.

Income tax benefits associated with amounts that are deductible for income tax purposes are recorded through the statement of operations.  These benefits are principally generated from exercises of non-qualified stock options and restricted stock. We reduce income tax expense for investment tax credits in the period the credit arises and is earned.

See Note 9 – Income Taxes discussing the Tax Cuts and Jobs Act of 2017 and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, under the existing agreement.  The amount of accretion was recorded to retained earnings.

However, it is reasonably possible this accretion could change if the expected redemption date changes. See Note 13 – Subsequent Events.

Recently Adopted Accounting Pronouncements

ASU 2014-09 – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under GAAP.  In addition, the FASB issued various ASUs further amending revenue recognition guidance, which includes ASU 2016-08, 2016-10, 2016-11, 2016-12 and 2016-20.  The core principle of these ASUs (together “ASC 606”) is to allow for an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In addition, sales and other similar taxes we collect concurrently with revenue-producing activities are excluded from revenue.  Also, we have elected to recognize the cost for freight and shipping when control of the product has transferred to the customer as an expense in cost of sales.

On January 1, 2018, we adopted ASC 606 as discussed in Note 2-Adoption of ASC 606.

ASU 2016-15 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis.  The adoption of this ASU did not affect the presentation or classification of cash flow activities for the three months ended March 31, 2017.

ASU 2016-18 – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-18 on retrospective basis.  The adoption of this ASU did not affect the presentation of cash flow activities for the three months ended March 31, 2017.

ASU 2018-05 – See Note 9 – Income Taxes.

Recently Issued Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases.  The objective of this ASU is to establish the principles that lessees and lessors shall apply to report information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  As of March 31, 2018, this ASU must be adopted using a modified retrospective transition; however, the FASB has proposed an additional transition method option. Under the modified retrospective transition method, we are required to apply the new guidance at the beginning of the earliest comparative period presented (including recognizing a cumulative-effect adjustment as of January 1, 2017).  Under the proposed additional transition method, we have the option to apply the new guidance (including recognizing a cumulative-effect adjustment) on

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

January 1, 2019, the date we plan to adopt this ASU. Consequently, under this proposed optional method, our reporting for the comparative periods presented in the financial statements issued after the date of adoption would continue to be in accordance with current GAAP, including disclosures.  This ASU and ASU 2018-01 also provide for certain practical expedients that we are currently evaluating for possible election.

Although we currently have a relatively small number of leases (most are currently classified as operating leases under which we are the lessee), we have obtained and continue to obtain information relating to our leases and other right-to-use arrangements for the purpose of evaluating the effect of this guidance on our consolidated financial statements and related disclosures.  We currently expect most of the effect of this guidance on our consolidated financial statements to impact our balance sheet presentation (increase the amount of our assets for the inclusion of right-of-use assets and increase the amount of our liabilities for the inclusion of the associated lease obligations).  For 2017, expenses associated with our operating lease agreements, including month-to-month leases, were $9.8 million.  As of December 31, 2017, our future minimum payments on operating lease agreements with initial or remaining terms of one year or more totaled $21.2 million.

Note 2: Adoption of ASC 606

On January 1, 2018, we adopted ASC 606 using the “modified retrospective” adoption method, meaning the standard is applied only to the most current period presented in the financial statements.  Furthermore, we elected to apply the standard only to those contracts which were not completed as of the date of the adoption. Results for reporting periods beginning on the date of adoption are presented under ASC 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting methodology pursuant to ASC 605, Revenue Recognition (“ASC 605”).

Upon adoption, a cumulative effect adjustment was not required; however, the primary impact of adopting the new standard relates to the reduction in net sales, cost of sales and SG&A resulting from the elimination of certain sales revenue involving products we do not control under ASC 606, including products (we do not control) associated with marketing services we are performing as an agent for our customers. The nature of these arrangements allows for other parties to maintain control of these products throughout the production process.

The following line items in our condensed consolidated statement of operations for the current reporting period have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in affect:

	Three Months Ended March 31, 2018
		Balance without	Effect of Change
	As Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$100,450	$116,550	$(16,100)
Cost of sales	90,357	106,306	(15,949)
Gross profit	10,093	10,244	(151)
Selling, general and administrative expense	8,303	8,454	(151)
Operating income	1,884	1,884	—

Except for the change in accounting policies for revenue recognition as a result of adopting ASC 606, there have been no changes to our significant accounting policies as described in the 2017 Form 10-K that had a material impact on our condensed consolidated financial statements and related notes.

As mentioned in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by revenue source:

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Adoption of ASC 606 (continued)

	Three Months Ended March 31,
	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$52,269	$63,263
Industrial acids and other chemical products	38,137	48,880
Mining products	10,044	7,616
Other products	—	3,585
Total net sales	$100,450	$123,344
a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue Recognition and Performance Obligations

We determine revenue recognition through the following steps:

•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which we expect to be entitled.  Generally, control is transferred when the preparation for shipment of the product to a customer has been completed.  Most of our contracts contain a single performance obligation with the promise to transfer a specific product.  When the terms of a contract include the transfer of multiple products, each distinct product is identified as a separate performance obligation.

Most of our revenue is recognized from performance obligations satisfied at a point in time, however, we have a performance obligation to perform certain services that are satisfied over a period of time.  Revenue is recognized from this type of performance obligation as services are rendered and are based on the amount for which we have a right to invoice, which reflects the amount of expected consideration that corresponds directly with the value of the services performed.

We only offer assurance-type warranties for our products to meet specifications defined by our contracts with customers, and do not have any material performance obligations related to warranties, return, or refunds.

Transaction Price Constraints and Variable Consideration

For most of our contracts within the scope of ASC 606, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity.  These contract prices are often based on commodity indexes (such as NYMEX) published monthly and the contract quantities are typically based on estimated ranges.  The quantities become fixed and determinable over a period of time as each sale order is received from the customer.

The nature of our contracts also gives rise to other types of variable consideration, including volume discounts and rebates, make-whole provisions, other pricing concessions, and short-fall charges. We estimate these amounts based on the expected amount to be provided to customers, which result in a transaction price adjustment reducing revenue (net sales) with the offset increasing contract or refund liabilities. These estimates are based on historical experience, anticipated performance and our best judgment at the time.  We reassess these estimates on a quarterly basis.

The aforementioned constraints over transaction prices in conjunction with the variable consideration included in our material contracts prevent a practical assignment of a specific dollar amount to performance obligations at the beginning and end of the period.  Therefore, we have applied the variable consideration allocation exception.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Adoption of ASC 606 (continued)

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 17 months at March 31, 2018.

Contract Assets and Liabilities

Our contract assets consist of receivables from contracts with customers. Our net accounts receivable primarily relate to these contract assets and are presented in our condensed consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  These contract liabilities are presented in Note - 5 Current and Noncurrent Accrued and Other Liabilities. For the three months ended March 31, 2018, revenues of $1.9 million was recognized and included in the balance at the beginning of the period.

Practical Expedients and Other Information

We elected the transitional practical expedient for all contract modifications, such that all modifications prior to our adoption date for uncompleted contracts would be evaluated in the aggregate for any potential impact to our financial statements.

We elected the practical expedient to recognize revenue in the amount we have the right to invoice relating to certain services that are performed for customers and, as a result we do not have to disclose the value of unsatisfied performance obligations.

We elected the practical expedient by which disclosures are not required regarding the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.

We elected the practical expedient exempting the requirement to adjust the promised amount of consideration for the effects of a significant financing component if we expect the financing time period to be one year or less.

Revenue recognized in the current period from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

Our contract cost assets primarily relate to the portion of incentive compensation earned by certain employees that are considered incremental and recoverable costs of obtaining a contract with a customer, which costs are not material. We have elected the practical expedient to expense as incurred any incremental costs of obtaining a contract if the associated period of benefit is one year or less.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Loss Per Common Share

	Three Months Ended
	March 31,
	2018	2017
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(5,591)	$(5,986)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(6,338)	(5,536)
Dividend requirements on Series B Preferred	(60)	(60)
Dividend requirements on Series D Preferred	(15)	(15)
Accretion of Series E Redeemable Preferred	(1,599)	(1,599)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(13,603)	$(13,196)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	27,518,782	27,248,059

Basic and dilutive net loss per common share:	$(0.49)	$(0.48)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2018	2017
Restricted stock and stock units	1,195,315	1,117,426
Convertible preferred stocks	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646
Stock options	196,121	219,011
	2,611,748	2,556,749

Note 4: Inventories

At March 31, 2018 and December 31, 2017, because costs exceeded the net realizable value, inventory adjustments were $246,000 and $933,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2018	2017
	(In Thousands)
Deferred revenue	$6,630	$6,987
Accrued interest	5,465	13,424
Accrued payroll and benefits	4,026	4,855
Accrued death and other executive benefits	2,795	2,808
Customer deposits	2,017	1,334
Series E Redeemable Preferred - embedded derivative	1,861	2,660
Accrued health and worker compensation insurance claims	1,507	1,658
Other	17,462	13,538
	41,763	47,264
Less noncurrent portion	11,173	11,691
Current portion of accrued and other liabilities	$30,590	$35,573

Note 6: Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2018	2017
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.25% (A)	$—	$—
Senior Secured Notes due 2019 (B)	375,000	375,000
Secured Promissory Note due 2019, with a current interest rate of 5.73% (C)	7,917	8,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	10,483	11,262
Secured Promissory Note due 2023, with a current interest rate of 5.92% (E)	16,170	16,665
Other, with a current weighted-average interest rate of 4.50%, most of which is secured primarily by machinery and equipment	2,871	2,994
Unamortized discount and debt issuance costs	(3,960)	(4,689)
	408,481	409,399
Less current portion of long-term debt, net	9,065	9,146
Long-term debt due after one year, net	$399,416	$400,253

(A) Our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At March 31, 2018, our available borrowings under our Working Capital Revolver Loan were approximately $46.3 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Long-Term Debt (continued)

(B) The Senior Secured Notes mature on August 1, 2019.  Interest is to be paid semiannually on February 1st and August 1st, based on an annual interest rate of 8.5%.  Also see Note 13 – Subsequent Events.

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due June 29, 2019. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

(D) EDC is party to a secured promissory note due March 26, 2021. Principal and interest are payable in monthly installments.

(E) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate.

Note 7: Commitments and Contingencies

Natural Gas Purchase Commitments – At March 31, 2018, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included volume purchase commitments with fixed prices of approximately 2.0 million MMBtus of natural gas.  These contracts extend through June 2018 at a weighted-average cost of $2.15 per MMBtu ($4.3 million) and a weighted-average market value of $2.06 per MMBtu ($4.1 million).

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

As of March 31, 2018, our accrued liabilities for environmental matters totaled $156,000 relating primarily to the matters discussed below.

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

We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as a result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas.  On August 30, 2017, ADEQ issued a final NPDES permit, which included new dissolved mineral limits as anticipated.  However, EDC objected to the form of the permit specifically around the limits of storm-water runoff and filed an appeal on September 27, 2017.  The appeal places an automatic stay on the objectionable conditions and EDC is working with the ADEQ to obtain modifications to the renewed permit terms.  We believe that the issue with the storm-water runoff should be resolved, if and when the appeal is resolved.

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010.  At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010.  As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of March 31, 2018.

In November 2006, the El Dorado Facility entered into a Consent Administrative Order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The ADEQ’s review of the EDC proposed remedy is ongoing.  Under the CAO, the ADEQ may require additional wells be added to the program or may allow EDC to remove wells from the program.  The final remedy for shallow groundwater contamination, should any remediation be required, would be selected pursuant to a new consent administrative order and based upon the risk assessment.  The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2018, in connection with this matter.

2. Other Environmental Matters

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

(Unaudited)

Note 7: Commitments and Contingencies (continued)

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

In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al., in the District Court of McLennan County, Texas.  The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage.  EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation.  LSB and EDC placed its liability insurance carrier on notice, and the carrier is handling the defense for LSB and EDC concerning this matter.  Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000, which retention limit has been met relating to this matter.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of March 31, 2018.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2018, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements that are covered by insurance as discussed above.

In May 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  In March 2018, the Court granted our motion for summary judgment and dismissed BAE’s claims against the Company.

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

(Unaudited)

Note 7: Commitments and Contingencies (continued)

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

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At March 31, 2018 we had approximately 227,000 carbon credits (none at December 31, 2017), all of which were subject to contractual obligations.

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the Indenture Amendments in connection with the previously reported redemption of a portion of our Senior Secured Notes and the redemption of the portion of Series E Redeemable Preferred, we estimate that the contingent redemption feature has no fair value at March 31, 2018 based on low probability that the remaining shares of Series E Redeemable Preferred would be redeemed prior to August 2, 2019.  At March 31, 2018 and December 31, 2017, the fair value of the participation rights was based on the equivalent of 303,646 shares of our common stock at $6.13 and $8.76 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At March 31, 2018 and December 31, 2017, we did not have any contracts classified as Level 1.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At March 31, 2018 and December 31, 2017, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At March 31, 2018, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits is classified as Level 3 and is based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity.  At December 31, 2017, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The valuation is using undiscounted cash flows based on management’s assumption that the carbon credits would be sold, and the associated contractual obligations would be extinguished in the near term.  At March 31, 2018 and December 31, 2017, the valuations of the embedded derivative are classified as Level 3.

This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

		Fair Value Measurements at March 31, 2018 Using
Description	Total Fair Value at March 31, 2018	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2017
	(In Thousands)
Assets - Supplies, prepaid items and other:
Carbon credits	$534	$—	$—	$534	$—
Total	$534	$—	$—	$534	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations - carbon credits	$(534)	$—	$—	$(534)	$—
Embedded derivative	(1,861)	—	—	(1,861)	(2,660)
Total	$(2,395)	$—	$—	$(2,395)	$(2,660)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

None of our liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
	(In Thousands)
Beginning balance	$—	$—	$(2,660)	$(2,557)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	534	867	265	(1,158)
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements	—	—	—	—
Ending balance	$534	$867	$(2,395)	$(3,715)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$534	$867	$265	$(1,158)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)
Total net gains (losses) included in operating results:
Other income - Carbon credits	$534	$867
Other expense - Contractual obligations relating to carbon credits	(534)	(867)
Non-operating other income (expense) - embedded derivative	799	(291)
Total net gains (losses) included in operating results	$799	$(291)

At March 31, 2018 and December 31, 2017, we did not have any financial instruments with fair values significantly different from their carrying amounts. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Note 9: Income Taxes

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Act”), making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a federal corporate tax rate of 21%, additional limitations on executive compensation, and limitations on the deductibility of interest.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Income Taxes (continued)

The FASB issued ASU 2018-05, Income Taxes (Topic 740): "Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.

At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

Benefit for income taxes is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)
Current:
Federal	$—	$—
State	(12)	(40)
Total Current	$(12)	$(40)

Deferred:
Federal	$(785)	$(1,212)
State	(125)	(30)
Total Deferred	$(910)	$(1,242)
Benefit for income taxes	$(922)	$(1,282)

For the three months ended March 31, 2018 and 2017, the current benefit for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our estimated annual effective rate for 2018 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances, and other permanent items.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state NOL carryforwards to be recorded during 2018 will be approximately $4.1 million.

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

The tax benefit for the three months ended March 31, 2018 was $0.9 million (14% of pre-tax loss) and the tax benefit for the three months ended March 31, 2017 was $1.3 million (18% of pre-tax loss).  For the first quarter of 2018, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with the state NOL carryforwards.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of March 31, 2018.  Dividends accrue semi-annually in arrears and are compounded.  Also see discussion in Note 13 – Subsequent Events.

As discussed in Note 8, the embedded derivative, which includes certain contingent redemption features and the participation rights value, relating to the redemption of the Series E Redeemable Preferred has been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

Series F Redeemable Preferred

As of March 31, 2018, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2017	139,768	$174,959
Accretion relating to liquidation preference on preferred stock	—	1,124
Accretion for discount and issuance costs on preferred stock	—	475
Accumulated dividends	—	6,338
Balance at March 31, 2018	139,768	$182,896

Note 11: Related Party Transactions

No dividends were declared during the first quarter of 2018 or 2017.  At March 31, 2018, accumulated dividends on the Series B and Series D Preferred totaled approximately $753,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

During the first quarter of 2017, a death benefit agreement with Jack E. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1,400,000 for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as operating other income in the first quarter of 2017.

Note 12: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2018	2017
	(In Thousands)
Cash refunds for:
Income taxes, net	$(851)	$(115)
Noncash continuing investing and financing activities:
Accounts payable associated with additions of property, plant and equipment	$13,859	$8,844
Dividends accrued on Series E Redeemable Preferred	$6,338	$5,536
Accretion of Series E Redeemable Preferred	$1,599	$1,599

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 13: Subsequent Events

On April 25, 2018, we issued $400 million aggregate principal amount of 9.625% Senior Secured Notes due 2023 (the “Notes”). The Notes were issued at a price equal to 99.509% of their face value. The Notes rank senior in right of payment to all of our debt that is expressly subordinated in right of payment to the Notes, and rank pari passu in right of payment with all of our liabilities that are not so subordinated, including our Working Capital Revolver Loan. Interest on the Notes accrues at a rate of 9.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. We used a portion of the net proceeds of this offering to repurchase, on April 25, 2018, all of our Senior Secured Notes due 2019 that were validly tendered and not validly withdrawn pursuant to a tender offer that expired on April 20, 2018. In the near term, we also intend to redeem in full all of the outstanding Senior Secured Notes due 2019 that were not validly tendered in the tender offer.

In connection with the above-referenced refinancing transactions related to our Senior Secured Notes due 2019 (the “Refinancing Transactions”), we entered into a letter agreement with the holder of our Series E Redeemable Preferred to extend the date upon which a holder of Series E Redeemable Preferred has the right to elect to have such holder’s shares of Series E Redeemable Preferred redeemed by us from August 2, 2019 to October 25, 2023.  The letter agreement also provides for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the Refinancing Transactions, (b) by an additional 0.50% on the fourth anniversary of the Refinancing Transactions and (c) by an additional 1.0% on the fifth anniversary of the Refinancing Transactions.

We are currently evaluating the impact on our financial statements as the result of the transactions discussed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2018 condensed consolidated financial statements included elsewhere in this report.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

•

Continue Broadening of the distribution of our AN and Nitric Acid products.  We increased our overall sales volume of HDAN in 2017 by approximately 26% through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor and Cherokee Facilities which allows us to sell to new markets and customers out of those facilities and; (2) educating growers on the additional applications for HDAN.  In 2018, we expect to continue to focus on those initiatives and other initiatives in an effort to continue to grow our annual sales volumes as compared to 2017.

In addition, through increased marketing efforts, we increased our sales volumes of nitric acid by approximately 22% in 2017.  We expect to continue to focus on increasing our marketing efforts in order to expand our market for our nitric acid products in North America.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  Beginning in 2018, we expect to undertake a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.

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

Since mid-2016 and through the end of 2017, we have reduced our annual SG&A and plant expenses over $12 million. In addition to the procurement initiative discussed above, we believe there is still an opportunity to further reduce those expenses.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit.  See discussion below under Recent Developments

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Recent Developments

As discussed in Note 13 in the accompanying notes to the condensed consolidated financial statements, on April 25, 2018, we issued $400 million aggregate principal amount of 9.625% Senior Secured Notes due 2023 (the “Notes”). The Notes were issued at a price equal to 99.509% of their face value. The Notes rank senior in right of payment to all of our debt that is expressly subordinated in right of payment to the Notes, and rank pari passu in right of payment with all of our liabilities that are not so subordinated, including our Working Capital Revolver Loan. Interest on the Notes accrues at a rate of 9.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018. We used a portion of the net proceeds of this offering to repurchase, on April 25, 2018, all of our Senior Secured Notes due 2019 that were validly tendered and not validly withdrawn pursuant to a tender offer that expired on April 20, 2018. On April 25, 2018, we also announced that we intend to redeem in full all of the outstanding Senior Secured Notes due 2019 that were not validly tendered in the tender offer.

In connection with the above-referenced refinancing transactions related to our Senior Secured Notes due 2019 (the “Refinancing Transactions”), we entered into a letter agreement with the holder of our Series E Redeemable Preferred to extend the date upon which a holder of Series E Redeemable Preferred has the right to elect to have such holder’s shares of Series E Redeemable Preferred redeemed by us from August 2, 2019 to October 25, 2023. The letter agreement also provides for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the Refinancing Transactions, (b) by an additional 0.50% on the fourth anniversary of the Refinancing Transactions and (c) by an additional 1.0% on the fifth anniversary of the Refinancing Transactions.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 52% of our total net sales for the first quarter of 2018. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments, including tariffs, continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

Additionally, changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The following estimates are associated with the corn market:

	2018 Crop	2018 Crop	2017 Crop	Percentage	Percentage
	April Report (1)	February Report (1)	April Report (1)	Change (2)	Change (3)
U.S. Area Planted (Million acres)	90.2	90.2	94.0	—%	(4.0)%
U.S. Yield per Acre (Bushels)	176.6	176.6	174.6	—%	1.1%
U.S. Production (Million bushels)	14,604	14,604	15,148	—%	(3.6)%
U.S. Ending Stocks (Million bushels)	55.4	59.8	58.3	(7.4)%	(5.0)%
World Ending Stocks (Million bushels)	197.8	203.1	230.9	(2.6)%	(14.3)%
(1)	Information obtained from WASDE reports dated April 10, 2018 (April Report) and February 8, 2018 (February Report) for the 2017/2018 (“2018 Crop”) and 2016/2017 (“2017 Crop”) corn marketing years.
(2)	Represents the percentage change between the 2018 Crop amounts from the April Report compared to the February Report.
(3)	Represents the percentage change between the 2018 Crop amounts from the April Report compared to the 2017 Crop amounts from the April Report.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia will change the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepts the new supply.  Beginning in the fourth quarter of 2017, we have seen an increase in fertilizer prices as the imports of fertilizers has decreased significantly and the distribution of the new domestic supply has been established.  That trend has continued into the first quarter of 2018.

Industrial

Sales of our industrial products were approximately 38% of our total net sales for the first quarter of 2018.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  However, trade tension with China over recent import tariffs could lead to negative effects in these sectors. Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 10% of our total net sales for the first quarter of 2018.  Our mining products are LDAN and AN Solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry. As reported by the EIA, annual coal production in the U.S. for the full year of 2017 is up 6.3% from 2016 due to increased export demand. EIA is forecasting a 4.6% decrease in U.S. coal production in 2018 and another 1.3% decrease in 2019. U.S. coal consumption is also expected to decline over the next two years due to low natural gas prices reducing demand for coal for coal-fired electricity generation (down 4% in 2018). EIA also expects U.S. coal export demand to decline in 2018 and 2019. We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy. While we believe, our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN. We do not expect a significant increase in our mining business in the near term.

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

We historically have purchased natural gas in the spot market, using forward purchase contracts, or through a combination of both, and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2018	2017
Natural gas volumes (MMBtu in millions)	8	7
Natural gas average cost per MMBtu	$2.79	$3.15

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds are mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair, and maintenance costs are expensed as incurred.

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

Consolidated Results of the First Quarter of 2018

Our consolidated net sales for the first quarter of 2018 were $100.5 million compared to $123.3 million for the same period in 2017. Our consolidated operating income was $1.9 million compared to $2.3 million for the same period in 2017.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

On-Stream Rates and Additional Ammonia Sales Volume

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  At our Cherokee Facility, the ammonia plant on-stream rate for the first quarter of 2018 was 85% compared to 99% for the same period of 2017.  The ammonia plant’s on-stream rate was impacted by maintenance completed on its primary reformer.  We believe that the ammonia plant will have a minimum on-stream rate for 2018 of 95%, excluding the planned Turnaround days out of service.

At our El Dorado Facility, the ammonia plant’s on-stream rate for the first quarter of 2018 increased to 100% from 90% for the same period of 2017. We believe that the ammonia plant will operate at a minimum of 95% on-stream rate for 2018, excluding the planned Turnaround days out of service.

At our Pryor Facility, the on-stream rate for the first quarter of 2018 for our ammonia plant was 91% compared to 96% for the same period of 2017.  We believe that our focus on improving on-stream rates as discussed in key initiatives for 2018 and the capital investments made to the ammonia plant to date, will improve the on-stream rate for 2018.

Because of the improved ammonia production at the El Dorado Facility, we sold approximately 13,000 tons more of ammonia that were in excess of our internal needs at this facility compared to the same period of 2017.

Selling Prices

During the first quarter of 2018, average agricultural selling prices for our HDAN and ammonia, increased 11% and 3% respectively, while the selling price for our UAN decreased 7% and compared to 2017 average selling prices for the same period. The increase in HDAN and ammonia selling prices was due to improved commodity pricing overall during the current quarter, with ammonia pricing in particular improving as excess inventory in the distribution channel from new capacity brought online by several of our competitors is being absorbed.  Our UAN selling prices were negatively impacted by lower priced orders taken during the fall fill program in late 2017 but fulfilled during the first quarter of 2018.  This situation was caused by the unplanned downtime at our Pryor Facility during the last half of 2017.

In addition, average industrial selling prices for our nitric acid and ammonia also improved compared to the same period of 2017.

Adoption of ASC 606

See discussion concerning the impact from the adoption of ASC 606 in Note 2 in the accompanying notes to the condensed consolidated financial statements.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The following table contains certain financial information:

	Three Months Ended March 31,			Percentage
	2018 (1)	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$52,269	$63,263	$(10,994)	(17)%
Industrial acids and other chemical products	38,137	48,880	(10,743)	(22)%
Mining products	10,044	7,616	2,428	32%
Other products	—	3,585	(3,585)	(100)%
Total net sales	$100,450	$123,344	$(22,894)	(19)%

Gross profit	$10,093	$11,615	$(1,522)	(13)%
Gross profit percentage (2)	10.0%	9.4%	0.6%
Selling, general and administrative expense	8,303	10,545	(2,242)	(21)%
Other income, net	(94)	(1,251)	1,157	(92)%
Operating income	1,884	2,321	(437)	(19)%
Interest expense, net	9,306	9,358	(52)	(1)%
Non-operating other expense (income), net	(909)	231	(1,140)
Benefit for income taxes	(922)	(1,282)	360	(28)%
Net loss	(5,591)	(5,986)	395	7%

Property, plant and equipment improvements:	$3,003	$7,628	$(4,625)	(61)%

Depreciation, depletion and amortization of property, plant and equipment:	$17,736	$17,115	$621	4%
(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2 in the accompanying notes to the condensed consolidated financial statements
(2)	As a percentage of net sales

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	102,202	157,784	(55,582)	(35)%
HDAN	92,713	91,171	1,542	2%
Ammonia	32,996	44,242	(11,246)	(25)%
Other	4,183	4,911	(728)	(15)%
Total	232,094	298,108	(66,014)	(22)%

	Three Months Ended March 31,			Percentage
Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$150	$161	$(11)	(7)%
HDAN	$247	$222	$25	11%
Ammonia	$326	$317	$9	3%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	68,098	43,924	24,174	55%
Nitric Acid, excluding Baytown	20,213	29,128	(8,915)	(31)%
AN Solution	5,088	3,899	1,189	30%
Total	93,399	76,951	16,448	21%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN	33,513	20,214	13,299	66%
AN Solution	4,666	8,405	(3,739)	(44)%
Total	38,179	28,619	9,560	33%

Net Sales

Our first quarter 2018 agricultural and industrial sales were lower compared to the first quarter of 2017.  Agricultural sales decreased in volume partially offset by increased overall average selling prices.  Excluding the impact from the adoption of ASC 606 discussed below, industrial sales increased due to both improved overall volume and average selling sales prices. Mining sales increased due primarily to increased overall sales volume.

•

Agricultural products sales decreased primarily from lower sales volume for all of our agricultural products except HDAN, which had a slight increase in sales volume.  The decrease in sales volume primarily relates to the timing of barge shipments of UAN (3,000 tons and 24,000 tons in first quarter of 2018 and 2017, respectively), weather-driven planting delays for the spring application season, rail and truck transportation shortages and the lower on-stream rate experienced at the Cherokee and Pryor facilities. In addition, agricultural ammonia sales volume decreased due to a shift to additional ammonia sales volume to our industrial market discussed below.  This decrease was partially offset by higher overall average sales prices primarily relating to HDAN as the result of improved commodity pricing, partially offset by lower UAN selling prices because of lower priced orders taken during the fall fill program in late 2017 were filled during the first quarter of 2018 from our Pryor Facility.

•

As noted in the table above, industrial acids and other industrial chemical products sales decreased approximately 22%, primarily due to the impact from adopting ASC 606 as discussed in Note 2 in the accompanying notes to our condensed consolidated financial statements. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during the first quarter of 2017, net sales for these products would have been reduced by approximately $17.7 million.  Excluding this impact, sales increased due to higher sales volume of industrial ammonia sales, including the impact from higher on-stream rates at our El Dorado Facility partially offset by lower sales volume of nitric acid as we were able to benefit from competitor downtime during the first quarter of 2017. In addition, average selling prices improved primarily for nitric acid and ammonia.

•	Mining products sales increased primarily as the result of higher sales volume of LDAN from our El Dorado Facility partially offset by lower sales of AN Solution.
•

Other products consisted of minimal natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017 and sales from our former business that sold industrial machinery and related components, which business was sold in October 2017.

Gross Profit

As noted in the table above, our gross profit decreased $1.5 million compared to the first quarter of 2017, which primarily relates to:

•	lost absorption of fixed costs from lower on-stream rates and increased repair expenses at our Cherokee and Pryor Facilities;
•	expenses incurred relating to certain key initiatives associated with improving the reliability of our plants and our overall procurement processes, partially offset by;
•	lower average natural gas prices; and
•	lower transportation costs.

In addition, the first quarter of 2017 included gross profit associated with our former working interests in certain natural gas properties and industrial machinery business, both sold in 2017 as discussed above.

Selling General and Administrative

Our SG&A expenses were $8.3 million for the first quarter of 2018, a decrease of $2.2 million compared to the same period in 2017.  The decrease was primarily driven by a $0.7 million reduction in professional fees, $0.6 million reduction in compensation-related costs, $0.6 million of SG&A expenses related to former working interests in certain natural gas properties and our former business that sold industrial machinery and related components discussed above.

Other Income, net

Other income, net for the first quarter of 2018 was $0.1 million compared to $1.3 million for the same period in 2017.  During the first quarter of 2017, a liability of approximately $1.4 million was extinguished and derecognized associated with a death benefit agreement.

Non-operating Other Expense (Income), net

Non-operating other income for the first quarter of 2018 was $0.9 million compared to non-operating expense of $0.2 million for the same period in 2017, which primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes for the first quarter of 2018 was $0.9 million compared to $1.3 million for the same period in 2017.  The resulting effective tax rate for the first quarters of 2018 and 2017 was 14% and 18%, respectively.  For the first quarter of 2018, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances associated with state NOL carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for three months ended March 31:

	2018	2017	Change
	(In Thousands)
Net cash flows from continuing operating activities	$1,217	$7,787	$(6,570)

Net cash flows from continuing investing activities	$(1,891)	$(13,392)	$11,501

Net cash flows from continuing financing activities	$(4,278)	$(8,098)	$3,820

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $1.2 million for the first quarter of 2018 compared to net cash provided of $7.8 million for the first quarter of 2017, a change of $6.6 million.

For the first quarter of 2018, the net cash provided is the result of a net loss of $5.6 million plus adjustments of $17.7 million for depreciation and amortization of PP&E and other adjustments of $0.3 million and net cash used of $11.2 million primarily from our working capital, including a decrease in accrued interest and an increase in our trade accounts receivable.

For the first quarter of 2017, the net cash provided is the result of a net loss of $6.0 million plus adjustments of $17.1 million for depreciation, depletion and amortization of PP&E less other adjustments of $1.5 million and net cash used of $1.8 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $1.9 million for the first quarter of 2018 compared to net cash used of $13.4 million in the prior period, a change of $11.5 million.

For the first quarter of 2018, the net cash used is primarily the result of $6.2 million for expenditures for PP&E partially offset by $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of the Climate Control business in 2016 and $1.5 million relating to a recovery from a property insurance claim.

For the first quarter of 2017, the net cash used was $13.4 million primarily for expenditures for PP&E.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $4.3 million for the first quarter of 2018 compared to $8.1 million for the first quarter of 2017, a change of $3.8 million.

For the first quarter of 2018, the net cash used consists primarily of payments on long-term debt and short-term financing of $4.1 million.

For the first quarter of 2017, the net cash used consists primarily of payments on long-term debt and short-term financing of $7.9 million.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	March 31,	December 31,
	2018	2017
	(In Millions)
Cash and cash equivalents	$28.7	$33.6
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2019 (1)	375.0	375.0
Secured Promissory Note due 2019	7.9	8.2
Secured Promissory Note due 2021	10.5	11.2
Secured Promissory Note due 2023	16.2	16.7
Other	2.9	3.0
Unamortized discount and debt issuance costs	(4.0)	(4.7)
Total long-term debt, including current portion, net	$408.5	$409.4
Series E and F redeemable preferred stock (1) (2)	$182.9	$175.0
Total stockholders' equity	$425.9	$438.2

(1)	See discussion under “Overview-Recent Developments,” “Loan Agreements and Redeemable Preferred Stock” and Note 13.
(2)	Liquidation preference of $192 million as of March 31, 2018.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of March 31, 2018, our Working Capital Revolver Loan was undrawn and had approximately $46.3 million of availability.

We have planned capital improvements of approximately $32.0 million for the remainder of 2018 for a total in 2018 of approximately $35.0 million.  They do not include any capital spending to increase capacity.

As discussed above under “Overview-Recent Developments” and Note 13, on April 25, 2018, we used a portion of the net proceeds from the Notes to repurchase all of our Senior Secured Notes due 2019 that were validly tendered and not validly withdrawn. We also intend to redeem in full all of the outstanding Senior Secured Notes due 2019 that were not validly tendered in the tender offer.  Also, from the net proceeds, we paid or will pay related transaction fees, expenses and premiums. Any remaining net proceeds will be used for general corporate purposes.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements” and in Notes 6 and 13 in the accompanying notes to the condensed consolidated financial statements, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of March 31, 2018, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 - See discussion above under “Overview-Recent Developments” and in Note 13 in the accompanying notes to the condensed consolidated financial statements.

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

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.92%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At March 31, 2018, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $46.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At March 31, 2018, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $192 million.

At any time on or after October 25, 2023, each Series E holder has the right to elect to have such holder’s shares redeemed by us at a redemption price per share equal to the liquidation preference per share of $1,000 plus accrued and unpaid dividends plus the participation rights value (the “Liquidation Preference”).  Additionally, at our option, we may redeem the Series E Redeemable Preferred at any time at a redemption price per share equal to the Liquidation Preference of such share as of the redemption date. Lastly, with receipt of (i) prior consent of the electing Series E holder or a majority of shares of Series E Redeemable Preferred and (ii) all other required approvals, including under any principal U.S. securities exchange on which our common stock is then listed for trading, we can redeem the Series E Redeemable Preferred by the issuance of shares of common stock having an aggregate common stock price equal to the amount of the aggregate Liquidation Preference of such shares being redeemed in shares of common stock in lieu of cash at the redemption date.

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

Capital Improvements – First Quarter of 2018

For the first quarter of 2018, capital improvements relating to PP&E were $3.0 million, which improvements include approximately $0.4 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital improvements were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital improvements for the remainder of 2018.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $0.8 million during the first quarter of 2018 in connection with environmental projects.  For the remainder of 2018, we expect to incur expenses ranging from $2.9 million to $3.3 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on the third anniversary of the Refinancing Transactions as discussed above under “Overview-Recent Developments and Note 13. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on the third anniversary of the Refinancing Transactions as discussed above under “Overview-Recent Developments and Note 13. The current semi-annual compounded dividend is approximately $90.69 per share for the current aggregate semi-annual dividend of $12.7 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2018, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $51.8 million.

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

As of March 31, 2018, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.8 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2018, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2018.

New Accounting Pronouncements

Refer to Notes 1 and 2 for recently adopted and issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2017 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 2 – Other Environmental Matters of Note 7 included in this Form 10-Q and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 7.

The carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of August 2, 2019, the earliest possible redemption date by the holder, under the existing agreement at March 31, 2018.  However, as the result of certain changes to the terms of our Series E Redeemable Preferred as discussed above under “Overview-Recent Developments” and Note 13, we are currently evaluating the impact on our financial statements as the result of these changes, including the impact on the carrying values of the redeemable preferred stocks and periodic accretions.

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2018 could change in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our 2017 Form 10-K, we had certain contractual obligations as of December 31, 2017, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt,
•	Series E Redeemable Preferred,
•	dividends accrued on Series E Redeemable Preferred,
•	interest payments on long-term debt,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment,
•	firm purchase commitments and,
•	other contractual obligations.

See discussion above under “Overview-Recent Developments and Note 13.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At March 31, 2018, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At March 31, 2018, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2018, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $16.2 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2018.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2018, at the reasonable assurance level.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy;
•	changes in domestic fertilizer production;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;

•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of certain precious metals, natural gas, and ammonia;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2017.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

DOJ	-	The U.S. Department of Justice.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture Amendments	-	Certain amendments to the Original 7.75% Indenture.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

NOL	-	Net Operating Loss.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes with a current interest rate of 8.50%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Zena	-	Zena Energy L.L.C., a former subsidiary of the Company.

2017 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2016 and ended in 2017.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.  For further discussion of our legal matters, see “Note 7—Commitments and Contingencies—Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2017 Form 10-K, filed with the SEC on February 26, 2018 for our discussion regarding risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 41.

Index to Exhibits Item 6

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1	Indenture, dated as of April 25, 2018, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed April 25, 2018

4.2	Form of 9.625% Senior Secured Notes due 2023 (included in Exhibit 4.1).	Exhibit 4.2 to the Company’s Form 8-K filed April 25, 2018

10.1

First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 16, 2018, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.

Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2018

10.2

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

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

 *Executive Compensation Plan or Arrangement

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 25th day of April 2018.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)