Form 10-Q
period 2018-06-30
LSB INDUSTRIES INC
filed 2018-07-25
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,613,563 shares as of July 20, 2018.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2018 is unaudited)

	June 30,	December 31,
	2018	2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$47,216	$33,619
Accounts receivable, net	39,208	59,570
Inventories:
Finished goods	13,327	20,415
Raw materials	1,552	1,441
Total inventories	14,879	21,856
Supplies, prepaid items and other:
Prepaid insurance	4,763	10,535
Precious metals	6,640	7,411
Supplies	28,939	27,729
Prepaid and refundable income taxes	792	1,736
Other	1,434	1,284
Total supplies, prepaid items and other	42,568	48,695
Total current assets	143,871	163,740

Property, plant and equipment, net	986,737	1,014,038

Intangible and other assets, net	9,728	11,404

	$1,140,336	$1,189,182

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2018 is unaudited)

	June 30,	December 31,
	2018	2017
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,278	$55,992
Short-term financing	2,480	8,585
Accrued and other liabilities	21,387	35,573
Current portion of long-term debt	12,899	9,146
Total current liabilities	88,044	109,296

Long-term debt, net	403,464	400,253

Noncurrent accrued and other liabilities	10,656	11,691

Deferred income taxes	58,229	54,787

Commitments and contingencies (Note 7)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $198,197,000 ($185,231,000 at December 31, 2017)	187,421	174,959
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	196,792	193,956
Retained earnings	207,750	256,214
	410,670	456,298
Less treasury stock, at cost:
Common stock, 2,667,122 shares (2,662,027 shares at December 31, 2017)	18,148	18,102
Total stockholders' equity	392,522	438,196
	$1,140,336	$1,189,182

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30,		June 30,
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In Thousands, Except Per Share Amounts)
Net sales	$103,199	$122,853	$203,649	$246,197
Cost of sales	100,126	111,513	190,483	223,242
Gross profit	3,073	11,340	13,166	22,955

Selling, general and administrative expense	8,397	8,232	16,700	18,777
Other expense, net	545	3,406	451	2,155
Operating income (loss)	(5,869)	(298)	(3,985)	2,023

Interest expense, net	11,693	9,292	20,999	18,650
Loss on extinguishment of debt	5,951	—	5,951	—
Non-operating other expense (income), net	(331)	204	(1,240)	435
Loss before provision (benefit) for income taxes	(23,182)	(9,794)	(29,695)	(17,062)
Provision (benefit) for income taxes	4,324	(2,761)	3,402	(4,043)
Net loss	(27,506)	(7,033)	(33,097)	(13,019)

Dividends on convertible preferred stocks	75	75	150	150
Dividends on Series E redeemable preferred stock	6,628	5,789	12,966	11,325
Accretion of Series E redeemable preferred stock	802	1,618	2,401	3,217
Net loss attributable to common stockholders	$(35,011)	$(14,515)	$(48,614)	$(27,711)

Basic and dilutive net loss per common share:	$(1.27)	$(0.53)	$(1.77)	$(1.02)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(33,097)		(33,097)
Dividend accrued on redeemable preferred stock						(12,966)		(12,966)
Accretion of redeemable preferred stock						(2,401)		(2,401)
Stock-based compensation					2,935			2,935
Other		(5)			(99)		(46)	(145)
Balance at June 30, 2018	31,281	(2,667)	$3,000	$3,128	$196,792	$207,750	$(18,148)	$392,522

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(33,097)	$(13,019)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Deferred income taxes	3,442	(4,004)
Loss on extinguishment of debt	5,951	—
Depreciation, depletion and amortization of property, plant and equipment	36,666	34,162
Amortization of intangible and other assets	1,197	927
Loss on sales of a business and other property and equipment	474	4,158
Other	3,930	1,943
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	6,927	(8,243)
Inventories	7,343	7,760
Prepaid insurance	5,772	6,160
Prepaid and accrued income taxes	943	(1,040)
Accounts payable	1,867	(2,364)
Accrued interest	(6,333)	(14)
Other assets and other liabilities	(1,738)	(3,485)
Net cash provided by continuing operating activities	33,344	22,941

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(15,369)	(16,362)
Net proceeds from sale of businesses and other property and equipment	641	18,842
Proceeds from property insurance recovery associated with property, plant and equipment	1,531	—
Net proceeds from sale of discontinued operations	2,730	—
Other investing activities	115	952
Net cash provided (used) by continuing investing activities	(10,352)	3,432

Cash flows from continuing financing activities
Proceeds from 9.625% senior secured notes, net of discount and fees	390,473	—
Payments on senior secured notes	(375,000)	—
Payments on other long-term debt	(6,055)	(10,653)
Payments of debt-related costs	(9,805)	(90)
Payments on short-term financing	(6,105)	(6,522)
Payments of preferred stock modification costs	(2,677)	—
Taxes paid on equity awards	(226)	(67)
Net cash used by continuing financing activities	(9,395)	(17,332)
Cash flows of discontinued operations:
Net cash used by operating activities	—	(1,714)
Net cash used by financing activities	—	(131)
Net cash used by discontinued operations	—	(1,845)
Net increase in cash and cash equivalents	13,597	7,196

Cash and cash equivalents at beginning of period	33,619	60,017
Cash and cash equivalents at end of period	$47,216	$67,213

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

Other products consisted of natural gas sales from our working interests in certain natural gas properties of our former subsidiary Zena Energy L.L.C. (“Zena”) and sales of industrial machinery and related components, which were sold during the second and fourth quarters of 2017, respectively.

During July 2016, LSB completed the sale of all of the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of a stock purchase agreement. During the first quarter of 2018, we received the remaining proceeds held in a related indemnity escrow account of $2.7 million.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2018 and for the three and six-month periods ended June 30, 2018 and 2017 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

See Note 9 – Income Taxes discussing the Tax Cuts and Jobs Act of 2017 and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  The amount of accretion was recorded to retained earnings.

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

On January 1, 2018, we adopted ASC 606 as discussed in Note 2-Adoption of ASC 606.

ASU 2016-15 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis.  The adoption of this ASU did not affect the presentation or classification of cash flow activities for the six months ended June 30, 2017.

ASU 2016-18 – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-18 on retrospective basis.  The adoption of this ASU did not affect the presentation of cash flow activities for the six months ended June 30, 2017.

ASU 2018-05 – See Note 9 – Income Taxes.

Recently Issued Accounting Pronouncements

ASU 2016-02 – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases.  The objective of this ASU is to establish the principles that lessees and lessors shall apply to report information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts.  As of June 30, 2018, this ASU must be adopted using a modified retrospective transition; however, the FASB has proposed an additional transition method option and that ASU is currently pending to be issued. Under the modified retrospective transition method, we are required to apply the new guidance at the beginning of the earliest comparative period presented (including recognizing a cumulative-effect adjustment as of January 1, 2017).  Under the proposed additional transition method, we have the option to apply the new guidance (including recognizing a cumulative-effect adjustment) on January 1, 2019, the date we plan to adopt this ASU. Consequently, under this proposed optional

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

method, our reporting for the comparative periods presented in the financial statements issued after the date of adoption would continue to be in accordance with current GAAP, including disclosures.  This ASU and ASU 2018-01 also provide for certain practical expedients that we are currently evaluating for possible election.

Although we currently have a relatively small number of leases (most are currently classified as operating leases under which we are the lessee), we have obtained and continue to obtain information relating to our leases and other right-to-use arrangements for the purpose of evaluating the effect of this guidance on our consolidated financial statements and related disclosures.  In addition, we are developing and testing changes to our accounting system as the result of this ASU.  We currently expect most of the effect of this guidance on our consolidated financial statements to impact our balance sheet presentation (increase the amount of our assets for the inclusion of right-of-use assets and increase the amount of our liabilities for the inclusion of the associated lease obligations).  For 2017, expenses associated with our operating lease agreements, including month-to-month leases, were $9.8 million.  As of December 31, 2017, our future minimum payments on operating lease agreements with initial or remaining terms of one year or more totaled $21.2 million.

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

The following line items in our condensed consolidated statement of operations for the current reporting periods have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in affect:

	Three Months Ended June 30, 2018
	As	Balance without	Effect of Change
	Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$103,199	$120,492	$(17,293)
Cost of sales	100,126	117,264	(17,138)
Gross profit	3,073	3,228	(155)
Selling, general and administrative expense	8,397	8,552	(155)
Operating loss	(5,869)	(5,869)	—

	Six Months Ended June 30, 2018
	As	Balance without	Effect of Change
	Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$203,649	$237,042	$(33,393)
Cost of sales	190,483	223,570	(33,087)
Gross profit	13,166	13,472	(306)
Selling, general and administrative expense	16,700	17,006	(306)
Operating loss	(3,985)	(3,985)	—

Except for the change in accounting policies for revenue recognition as a result of adopting ASC 606, there have been no changes to our significant accounting policies as described in the 2017 Form 10-K that had a material impact on our condensed consolidated financial statements and related notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Adoption of ASC 606 (continued)

As mentioned in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following tables present our net sales disaggregated by revenue source:

	Three Months Ended June 30,
	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$58,024	$57,236
Industrial acids and other chemical products	32,775	53,217
Mining products	12,400	10,344
Other products	—	2,056
Total net sales	$103,199	$122,853

	Six Months Ended June 30,
	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$110,293	$120,499
Industrial acids and other chemical products	70,912	102,097
Mining products	22,444	17,960
Other products	—	5,641
Total net sales	$203,649	$246,197

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue Recognition and Performance Obligations

We determine revenue recognition through the following steps:

•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 16 months at June 30, 2018.

Contract Assets and Liabilities

Our contract assets consist of receivables from contracts with customers. Our net accounts receivable primarily relate to these contract assets and are presented in our condensed consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  These contract liabilities are presented in Note - 5 Current and Noncurrent Accrued and Other Liabilities. For the three and six months ended June 30, 2018, revenues of $2.3 million and $4.0 million were recognized and included in the balance at the beginning of each period.

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

Our contract cost assets primarily relate to the portion of incentive compensation earned by certain employees that are considered incremental and recoverable costs of obtaining a contract with a customer. Those costs are not material. We have elected the practical expedient to expense as incurred any incremental costs of obtaining a contract if the associated period of benefit is one year or less.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 3: Loss Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(27,506)	$(7,033)	$(33,097)	$(13,019)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(6,628)	(5,789)	(12,966)	(11,325)
Dividend requirements on Series B Preferred	(60)	(60)	(120)	(120)
Dividend requirements on Series D Preferred	(15)	(15)	(30)	(30)
Accretion of Series E Redeemable Preferred	(802)	(1,618)	(2,401)	(3,217)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(35,011)	$(14,515)	$(48,614)	$(27,711)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	27,492,979	27,249,304	27,476,180	27,248,682

Basic and dilutive net loss per common share:	$(1.27)	$(0.53)	$(1.77)	$(1.02)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Restricted stock and stock units	1,160,116	1,195,560	1,177,715	1,156,493
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	180,309	217,608	188,215	218,309
	2,560,737	2,633,480	2,586,242	2,595,114

Note 4: Inventories

At June 30, 2018 and December 31, 2017, because costs exceeded the net realizable value, inventory adjustments were $567,000 and $933,000, respectively.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 5: Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2018	2017
	(In Thousands)
Accrued interest	$7,091	$13,424
Deferred revenue	6,101	6,987
Accrued payroll and benefits	3,459	4,855
Accrued death and other executive benefits	2,789	2,808
Series E Redeemable Preferred - embedded derivative	1,838	2,660
Accrued health and worker compensation insurance claims	1,680	1,658
Customer deposits	284	1,334
Other	8,801	13,538
	32,043	47,264
Less noncurrent portion	10,656	11,691
Current portion of accrued and other liabilities	$21,387	$35,573

Note 6: Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2018	2017
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.50% (A)	$—	$—
Senior Secured Notes due 2023 (B)	400,000	—
Senior Secured Notes due 2019 (B)	—	375,000
Secured Promissory Note due 2019, with a current interest rate of 5.73% (C)	7,662	8,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	9,696	11,262
Secured Promissory Note due 2023, with a current interest rate of 6.25% (E)	15,675	16,665
Other	—	2,994
Unamortized discount and debt issuance costs	(16,670)	(4,689)
	416,363	409,399
Less current portion of long-term debt, net	12,899	9,146
Long-term debt due after one year, net	$403,464	$400,253

(A) Our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At June 30, 2018, our available borrowings under our Working Capital Revolver Loan were approximately $34.3 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Long-Term Debt (continued)

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 25, 2018 (the “Indenture”), by and among LSB, the subsidiary guarantors named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent (the “Notes Trustee”).

The Senior Secured Notes were issued at a price equal to 99.509% of their face value. A portion of the net proceeds from the Senior Secured Notes were used to purchase/redeem the $375 million aggregate principal amount of the 8.5% Senior Secured Notes due 2019.  The remaining net proceeds were primarily used to pay related transaction fees and expenses, redemption premiums, and accrued interest on the notes purchased/redeemed.

A portion of above transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed, as incurred, and are included in interest expense. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the 8.5% Senior Secured Notes.

The Senior Secured Notes will mature on May 1, 2023 and rank senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the Working Capital Revolver Loan. LSB’s obligations under the Senior Secured Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis.

Interest on the Senior Secured Notes accrues at a rate of 9.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2018.

LSB may redeem the Senior Secured Notes at its option, in whole or in part, subject to the payment of a premium ranging from a “make-whole” premium to a premium of 3.609% of the principal amount so redeemed, in the case of any optional redemption prior to May 1, 2022.  If LSB experiences a change of control, it must offer to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to but excluding the date of purchase.

The Indenture contains covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to (1) incur additional indebtedness; (2) declare or pay dividends, redeem stock or make other distributions to stockholders; (3) make other restricted payments, including investments; (4) create dividend and other payment restrictions affecting its subsidiaries; (5) create liens or use assets as security in other transactions; (6) merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of our assets; and (7) enter into transactions with affiliates. Further, during any such time when the Senior Secured Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Investors Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, certain of the covenants will be suspended with respect to the Senior Secured Notes.

The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the Indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency.

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due June 29, 2019. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

(D) EDC is party to a secured promissory note due March 26, 2021. Principal and interest are payable in monthly installments.

(E) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due May 10, 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Commitments and Contingencies

Natural Gas Purchase Commitments – At June 30, 2018, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included minimal volume purchase commitments with fixed prices.

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

As of June 30, 2018, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.

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

During 2012, EDC paid a penalty of $100,000 to settle an administrative complaint issued by the EPA, and thereafter handled by the U.S. Department of Justice (“DOJ”), relating to certain alleged violations of EDC’s 2004 NPDES permit from 2004 through 2010.  At the time of settlement, the DOJ advised that an additional action may be brought for alleged permit violations occurring after 2010.  As of the date of this report, no action has been filed by the DOJ against EDC.  As a result, the cost (or range of costs) cannot currently be reasonably estimated regarding this matter.  Therefore, no liability has been established for potential future penalties as of June 30, 2018.

In November 2006, the El Dorado Facility entered into a Consent Administrative Order (the “CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan. The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The ADEQ’s review of the EDC proposed remedy is ongoing.  Under the CAO, the ADEQ may require additional wells be added to the program or may allow EDC to remove wells from the program.  The final remedy for shallow groundwater contamination, should any remediation be required, would be selected pursuant to a new consent administrative order and based upon the risk assessment.  The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2018, in connection with this matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of June 30, 2018.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2018, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements that are covered by insurance as discussed above.

In 2015, our subsidiary, EDC, was sued in the matter styled BAE Systems Ordinance Systems, Inc. (“BAE”), et al. vs. El Dorado Chemical Company, in the United States District Court, Western District of Arkansas, for an alleged breach of a supply agreement to provide BAE certain products.  In March 2018, the Court granted our motion for summary judgment and dismissed BAE’s claims against the Company.

In 2015, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York.  The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects.  The lawsuit, which also names certain current and former officers, seeks an unspecified amount of damages.  Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination in the sum of approximately $18 million.  Leidos reports that it made an estimated $6 million payment to Global on or about September 11, 2015, and EDA paid Leidos approximately $3.5 million relating to work performed by subcontractors of Global.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.

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

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At June 30, 2018 and December 31, 2017, we did not have any carbon credits or related contractual obligations.

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the financing transaction relating to the Senior Secured Notes and the letter agreement relating to the Series E Redeemable Preferred as discussed in Notes 6 and 10, we estimate that the contingent redemption features have fair value at June 30, 2018 since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimate no fair value at June 30, 2018 based on our assessment that there is a remote probability that these features will be exercised.

At June 30, 2018, the fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred (At December 31, 2017, we estimated that contingent redemption features had no fair value based on a remote probability of redeeming any shares of this preferred stock prior to previous put date).  In addition, at June 30, 2018 and December 31, 2017, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $5.30 and $8.76 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At June 30, 2018 and December 31, 2017, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At June 30, 2018 and December 31, 2017, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At June 30, 2018 and December 31, 2017, the valuations of the embedded derivative are classified as Level 3.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

		Fair Value Measurements at June 30, 2018 Using
Description (1)	Total Fair Value at June 30, 2018	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2017
	(In Thousands)
Liabilities - Current and noncurrent accrued and other liabilities:
Embedded derivative	$(1,838)	$—	$—	$(1,838)	$(2,660)
Total	$(1,838)	$—	$—	$(1,838)	$(2,660)

(1)	There were no assets that were measured at fair value on a recurring basis at June 30, 2018 or December 31, 2017.

None of our liabilities measured at fair value on a recurring basis transferred between Level 1 and Level 2 classifications for the periods presented below.  The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In Thousands)
Beginning balance	$534	$867	$(2,395)	$(3,715)	$—	$—	$(2,660)	$(2,557)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	—	—	358	(109)	534	867	623	(1,267)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	(229)	—	—	—	(229)	—
Sales	(534)	(867)	—	—	(534)	(867)	—	—
Settlements	—	—	428	687	—	—	428	687
Ending balance	$—	$—	$(1,838)	$(3,137)	$—	$—	$(1,838)	$(3,137)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$—	$—	$252	$(289)	$—	$—	$1,051	$(580)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands)
Total net gains (losses) included in operating results:
Other income - Carbon credits	$—	$—	$534	$867
Other expense - Contractual obligations relating to carbon credits	106	180	(428)	(687)
Non-operating other income (expense) - embedded derivative	252	(289)	1,051	(580)
Total net gains (losses) included in operating results	$358	$(109)	$1,157	$(400)

At June 30, 2018 and December 31, 2017, we did not have any financial instruments with fair values significantly different from their carrying amounts (excluding issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands)
Current:
State	$(27)	$1	$(40)	$(39)
Total Current	$(27)	$1	$(40)	$(39)

Deferred:
Federal	$4,633	$(2,558)	$3,848	$(3,770)
State	(282)	(204)	(406)	(234)
Total Deferred	$4,351	$(2,762)	$3,442	$(4,004)
Provision (benefit) for income taxes	$4,324	$(2,761)	$3,402	$(4,043)

For the three and six months ended June 30, 2018 and 2017, the current benefit for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Income Taxes (continued)

Our estimated annual effective rate for 2018 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances, and other permanent items.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  During the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  This valuation allowance is reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our 2018 second quarter results.  Based on our analysis, we now believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2018 to be approximately $11 million.  We have also determined it was more-likely-than-not that a portion of the state deferred tax assets would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2018 will be approximately $5.1 million.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.  Changes in positive and negative evidence, including differences between estimated and actual results and additional guidance for various provisions of the Act, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements.  Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

The tax provision for the six months ended June 30, 2018 was $3.4 million (11% provision on pre-tax loss) and the tax benefit for the six months ended June 30, 2017 was $4.0 million (24% benefit on pre-tax loss).  For the first six months of 2018, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2014-2017 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.  We are currently under examination by the IRS for the tax year 2015.

Note 10. Securities Financing Including Redeemable Preferred Stocks

Series E Redeemable Preferred

In connection with the issuance and sale of the Senior Secured Notes (the “Financing Transaction”) as discussed in Note 6, we entered into a letter agreement with the holder of our Series E Redeemable Preferred. The letter agreement extended the date upon which the holder of the Series E Redeemable Preferred has the right to elect to redeem the Series E Redeemable Preferred shares from August 2, 2019 to October 25, 2023. The letter agreement also provides for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the Financing Transaction, (b) by an additional 0.50% on the fourth anniversary of the Financing Transaction and (c) by an additional 1.0% on the fifth anniversary of the Financing Transaction.

The transaction associated with the letter agreement was determined to be a non-substantial modification.  As a result, and as shown in the table below, a fee paid to the holder was deferred (reduction to the Series E Redeemable Preferred balance) and will be periodically accreted using the interest method through October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which was bifurcated from the Series E Redeemable Preferred based on the estimated fair value.  This redemption feature is included in the embedded derivative as discussed in Note 8.

As of June 30, 2018, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock.  Dividends accrue semi-annually in arrears and are compounded.

Series F Redeemable Preferred

As of June 30, 2018, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 10. Securities Financing Including Redeemable Preferred Stocks (continued)

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2017	139,768	$174,959
Fees associated with letter agreement	—	(2,676)
Bifurcation of embedded derivative	—	(229)
Accretion relating to liquidation preference on preferred stock	—	1,629
Accretion for discount and issuance costs on preferred stock	—	772
Accumulated dividends	—	12,966
Balance at June 30, 2018	139,768	$187,421

Note 11: Related Party Transactions

Included the issuance and sale of the Senior Secured Notes as discussed in Note 6, we sold $500,000 principal amount of these notes to Daniel D. Greenwell, our Chief Executive Officer.

No dividends were declared during the first six months of 2018 or 2017.  At June 30, 2018, accumulated dividends on the Series B and Series D Preferred totaled approximately $828,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

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

Note 12: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2018	2017
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$(962)	$1,040
Noncash continuing investing and financing activities:
Accounts payable associated with additions of property, plant and equipment	$13,156	$13,967
Dividends accrued on Series E Redeemable Preferred	$12,966	$11,325
Accretion of Series E Redeemable Preferred	$2,401	$3,217
Accounts payable associated with debt issuance costs incurred relating to senior secured notes	$1,109	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2018 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Initiatives for 2018

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the on-stream rates of our chemical plants.  We have several initiatives underway that we believe will assist us in improving the reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  In 2017, we made the decision to upgrade our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  At that time, we also made the decision to engage outside maintenance experts to assist us in expediting its implementation and in its overall use.  We have completed the initial implementation. While we are still ramping up the new maintenance management systems, we expect to see benefits in the second half of 2018.

Additionally, specific to our Pryor Facility, we engaged several outside engineering firms to assist us in an overall plant reliability study which will be used to enhance our reliability improvement plan for that facility.  These studies were completed during the second quarter of 2018 and we are implementing numerous of the recommendations.

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

•

Reducing and controlling our cost structure. We have engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We materially completed our initial areas of focus during the second quarter of 2018 and we expect to begin seeing benefits from these efforts in the second half of 2018. We believe that these efforts will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis.

Since mid-2016 and through the end of 2017, we have reduced our annual SG&A and plant expenses over $12 million. In addition to the procurement initiative discussed above, we believe there is still an opportunity to further reduce those expenses.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit. As a part of that, in the second quarter of 2018, we refinanced our outstanding Senior Secured Notes.  See discussion below concerning our recently completed financing transactions under Recent Developments.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Recent Developments

As discussed in Note 6, on April 25, 2018 (the date of the “Financing Transactions”), we issued $400 million aggregate principal amount of 9.625% Senior Secured Notes due 2023 (the “Senior Secured Notes”). Most of the net proceeds from the Senior Secured Notes were used to repurchase all of our senior secured notes due 2019.

As discussed in Note 10, in connection with the financing transactions discussed above, we entered into a letter agreement with the holder of our Series E Redeemable Preferred to extend the date upon which a holder of Series E Redeemable Preferred has the right to elect to have such holder’s shares of Series E Redeemable Preferred redeemed by us from August 2, 2019 to October 25, 2023. The letter agreement also provides for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the financing transactions, (b) by an additional 0.50% on the fourth anniversary of the financing transactions and (c) by an additional 1.0% on the fifth anniversary of the financing transactions.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 56% of our total net sales for the second quarter of 2018. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, recent expansions or upgrades of competitors’ facilities, and international and domestic political and economic developments, including tariffs, continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

Additionally, changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The following estimates are associated with the corn market:

	2019 Crop	2018 Crop	2017 Crop	Percentage	Percentage
	July Report (1)	July Report (1)	July Report (1)	Change (2)	Change (3)
U.S. Area Planted (Million acres)	89.1	90.2	94.0	(1.2%)	(4.0%)
U.S. Yield per Acre (Bushels)	174.0	176.6	174.6	(1.5%)	1.1%
U.S. Production (Million bushels)	14,230	14,604	15,148	(2.6%)	(3.6%)
U.S. Ending Stocks (Million bushels)	39.4	51.5	58.3	(23.5%)	(11.7%)
World Ending Stocks (Million bushels)	152.0	191.7	227.7	(20.7%)	(15.8%)
(1)	Information obtained from WASDE report dated July 12, 2018 (July Report) for the 2018/2019 (“2019 Crop”); 2017/2018 (“2018 Crop”) and 2016/2017 (“2017 Crop”) corn marketing years.
(2)	Represents the percentage change in the July Report amounts for the 2019 Crop compared to the 2018 Crop.
(3)	Represents the percentage change in the July Report amounts for the 2018 Crop compared to the 2017 Crop.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia will change the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepts the new supply.  Beginning in the fourth quarter of 2017 and through the first half of 2018, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply has been established.

Industrial

Sales of our industrial products were approximately 32% of our total net sales for the second quarter of 2018.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  However, trade tension with China over recent import tariffs could lead to negative effects in these sectors. Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 12% of our total net sales for the second quarter of 2018.  Our mining products are LDAN and AN Solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  EIA is forecasting U.S. coal production in 2018 will be mostly unchanged from 2017 followed by a 3.5% decrease in 2019.  U.S. coal consumption is also expected to decline due to low natural gas prices and alternate renewable energy sources and recent closure of coal-fired power plants is reducing demand for coal for coal-fired electricity generation (down 4% in 2018 and 5% in 2019). EIA also expects U.S. coal domestic and export demand to decline in 2018 and 2019. Despite year over year growth in sales volumes, we believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy. While we believe our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN. We do not expect a significant increase in our mining business in the near term.

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

	Three Months Ended
	June 30,
	2018	2017
Natural gas volumes (MMBtu in millions)	6	7
Natural gas average cost per MMBtu	$2.60	$3.09

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

For the third quarter of 2018, we have planned Turnarounds at our Cherokee and El Dorado Facilities. The Turnaround at the Cherokee Facility is expected to take 35 days to complete as we move to a three-year Turnaround cycle at that facility while the Turnaround at the El Dorado Facility is expected to take 5 days to complete given the Turnaround work we have completed during our recent unplanned downtime.

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

Consolidated Results of the Second Quarter of 2018

Our consolidated net sales for the second quarter of 2018 were $103.2 million compared to $122.9 million for the same period in 2017. Our consolidated operating loss was $5.9 million compared to $0.3 million for the same period in 2017.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  At our Cherokee Facility, the ammonia plant on-stream rate for the second quarter of 2018 and 2017 was 100%.

At our El Dorado Facility, the ammonia plant’s on-stream rate for the second quarter of 2018 was 62% compared to 87% for the same period of 2017. The ammonia plant’s on-stream rate for the second quarter of 2018 was impacted by maintenance completed on its boiler relating to tube failures caused by a power outage during June 2018, which event also resulted in accelerated depreciation expense of approximately $2.0 million and pulling forward some Turnaround work as discussed below.

At our Pryor Facility, the on-stream rate for the second quarter of 2018 for our ammonia plant was 65% compared to 78% for the same period of 2017.  The ammonia plant’s on-stream rate was impacted by maintenance to repair leaks in its waste heat boiler.

We expect on-stream rates for Cherokee, El Dorado and Pryor Facilities to average approximately 94%, excluding turnaround days, for the second half of 2018.

We believe that our focus on improving on-stream rates as discussed in key initiatives for 2018 and the capital investments made to the ammonia plant to date, will improve our overall on-stream rate for the remainder of 2018.

Turnaround Expense – El Dorado Facility (2018 only)

While the El Dorado’s Facility’s ammonia plant was out of service as discussed above, we elected to pull forward work previously planned for the September 2018 Turnaround, which will shorten the planned Turnaround in the third quarter to 5 days, from the previously announced 12 days, resulting in additional production and reduced Turnaround expense for the third quarter 2018. As a result, for the second quarter of 2018, Turnaround costs associated with this event were approximately $1.1 million, which are included in cost of sales.

Selling Prices

During the second quarter of 2018, average agricultural selling prices for our UAN, HDAN and ammonia increased 16%, 11% and 5%, respectively, compared to 2017 average selling prices for the same period reflecting a more favorable alignment of demand with market capacity for these products. We expect that trend to continue in the second half of 2018.

However, average industrial selling prices for our nitric acid and ammonia declined compared to the same period of 2017 due to lower prices for natural gas and Tampa Ammonia as many of our industrial selling prices are indexed to pricing formulas tied to natural gas and Tampa ammonia benchmarks.

Loss on Extinguishment of Debt (2018 only)

As discussed in Note 6 and above under “Recent Developments”, as the result of the financing transactions relating to the Senior Secured Notes and repurchase of the senior secured notes due 2019, we incurred a loss on extinguishment of debt of $6.0 million and expensed debt modification fees of $0.9 million, which are included in interest expense.

Valuation Allowance on Deferred Tax Assets (2018 only)

As discussed in Note 9 and below under “Critical Accounting Policies and Estimates”, during the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets (resulting in an income tax provision) since we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized. We currently estimate the valuation allowance for 2018 will be approximately $11 million.

Adoption of ASC 606 in 2018

See discussion concerning the impact from the adoption of ASC 606 in Note 2.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended June 30, 2018 and 2017 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table contains certain financial information:

	Three Months Ended June 30,			Percentage
	2018 (1)	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$58,024	$57,236	$788	1%
Industrial acids and other chemical products	32,775	53,217	(20,442)	(38)%
Mining products	12,400	10,344	2,056	20%
Other products	—	2,056	(2,056)	(100)%
Total net sales	$103,199	$122,853	$(19,654)	(16)%

Gross profit	$3,073	$11,340	$(8,267)	(73)%
Gross profit percentage (2)	3.0%	9.2%	(6.2)%
Selling, general and administrative expense	8,397	8,232	165	2%
Other expense, net	545	3,406	(2,861)	(84)%
Operating loss	(5,869)	(298)	(5,571)	(1,869)%
Interest expense, net	11,693	9,292	2,401	26%
Loss on extinguishment of debt	5,951	—	5,951	100%
Non-operating other expense (income), net	(331)	204	(535)
Provision (benefit) for income taxes (3)	4,324	(2,761)	7,085	(257)%
Net loss	(27,506)	(7,033)	(20,473)	(291)%

Property, plant and equipment improvements:	$8,416	$7,588	$828	11%

Depreciation, depletion and amortization of property, plant and equipment:	$18,930	$17,047	$1,883	11%
(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2
(2)	As a percentage of net sales
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter-Valuation Allowance on Deferred Tax Assets” and in Note 9.

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	110,336	118,488	(8,152)	(7)%
HDAN	93,126	105,115	(11,989)	(11)%
Ammonia	12,956	12,248	708	6%
Other	12,822	12,829	(7)	—%
Total	229,240	248,680	(19,440)	(8)%

	Three Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$192	$165	$27	16%
HDAN	$279	$252	$27	11%
Ammonia	$323	$307	$16	5%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	41,194	66,313	(25,119)	(38)%
Nitric Acid, excluding Baytown	33,504	24,806	8,698	35%
Other Industrial Products	9,224	8,015	1,209	15%
Total	83,922	99,134	(15,212)	(15)%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN/AN Solution	48,001	39,940	8,061	20%

Net Sales

Agricultural sales were relatively unchanged although we had an increase in average selling prices of UAN, HDAN and ammonia partially offset by decreased sales volume of those products.  Excluding the impact from the adoption of ASC 606 discussed below, industrial sales decreased due to both lower volume and average selling sales prices.  Mining sales increased due primarily to increased overall sales volume.

•

Agricultural products sales increased slightly from higher overall average sales prices primarily relating to UAN and HDAN as a result of improved commodity pricing. This increase was partially offset by lower sales volume for HDAN and UAN.  The decrease in sales volume primarily relates to lower on-stream rates experienced during the second quarter at our El Dorado and Pryor Facilities.  HDAN sales volumes were also negatively affected by higher import levels of this product during the second quarter of 2018.

•

As noted in the table above, industrial acids and other industrial chemical products sales decreased approximately 38%, primarily due to the impact from adopting ASC 606 as discussed in Note 2. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during the second quarter of 2017, net sales for these products would have been reduced by approximately $15.6 million.  Excluding this impact, sales decreased due to lower sales volume of industrial ammonia sales, including the impact from lower on-stream rates at our El Dorado Facility and lower overall average selling prices related to lower overall Tampa ammonia and natural gas benchmarks.  This decrease was partially offset by higher sales volume of nitric acid and AN solution.

•

Mining product sales increased as a result of higher sales volume of LDAN from our El Dorado Facility driven by our sales and marketing efforts and new contract awards.  Our average selling prices were relatively consistent during these two periods.

•

Other products consisted of sales from our former business that sold industrial machinery and related components, which business was sold in October 2017, and minimal natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017.

Gross Profit

As noted in the table above, our gross profit decreased $8.3 million compared to the second quarter of 2017, which primarily relates to:

•

costs associated with lower on-stream rates, including lost absorption of fixed costs, increased Turnaround and other repair expenses, and costs to purchase ammonia used to upgrade to other downstream products;

•	a recovery of precious metals of $2.9 million in the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment;
•	expenses incurred relating to certain key initiatives associated with improving the reliability of our plants and our overall procurement processes, partially offset by;
•	lower average natural gas prices.

In addition, the second quarter of 2017 included gross profit associated with our former industrial machinery business and working interests in certain natural gas properties, both sold in 2017 as discussed above.

Other Expense, net

Other expense for the second quarter of 2018 was $0.5 million compared to $3.4 million for the same period in 2017.  During the second quarter of 2017, we incurred a total net loss on the sale of our working interest of certain natural gas properties and other non-core assets.

Interest Expense, net

Interest expense for the second quarter of 2018 was $11.7 million compared to $9.3 million for the same period in 2017.  The increase relates primarily to the issuance of the Senior Secured Notes and approximately $0.9 million related to debt modification fees associated with this financing transaction as discussed above under “Recent Developments” and in Note 6.

Loss on Extinguishment of Debt

For the second quarter of 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million as discussed above under “Items Affecting Comparability of Results of the Second Quarter-Loss on Extinguishment of Debt” and in Note 6.

Provision (Benefit) for Income Taxes

The provision for income taxes for the second quarter of 2018 was $4.3 million compared to a benefit of $2.8 million for the same period in 2017.  The resulting effective tax rate for the second quarters of 2018 and 2017 was 19% (provision on pre-tax loss) and 28% (benefit on pre-tax loss), respectively.  For the second quarter of 2018, the effective tax rate was impacted by adjustments made to our valuation allowances.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Valuation Allowance on Deferred Tax Assets” and in Note 9.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table contains certain financial information:

	Six Months Ended June 30,			Percentage
	2018 (1)	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$110,293	$120,499	$(10,206)	(8)%
Industrial acids and other chemical products	70,912	102,097	(31,185)	(31)%
Mining products	22,444	17,960	4,484	25%
Other products	—	5,641	(5,641)	(100)%
Total net sales	$203,649	$246,197	$(42,548)	(17)%

Gross profit	$13,166	$22,955	$(9,789)	(43)%
Gross profit percentage (2)	6.5%	9.3%	(2.8)%
Selling, general and administrative expense	16,700	18,777	(2,077)	(11)%
Other expense, net	451	2,155	(1,704)
Operating income (loss)	(3,985)	2,023	(6,008)	(297)%
Interest expense, net	20,999	18,650	2,349	13%
Loss on extinguishment of debt	5,951	—	5,951	100%
Non-operating other expense (income), net	(1,240)	435	(1,675)
Provision (benefit) for income taxes (3)	3,402	(4,043)	7,445	(184)%
Net loss	(33,097)	(13,019)	(20,078)	(154)%

Property, plant and equipment improvements:	$11,419	$15,216	$(3,797)	(25)%

Depreciation, depletion and amortization of property, plant and equipment:	$36,666	$34,162	$2,504	7%
(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2

(2)	As a percentage of net sales
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter-Valuation Allowance on Deferred Tax Assets” and in Note 9.

The following tables provide key sales metrics for the agricultural products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	212,538	276,272	(63,734)	(23)%
HDAN	185,839	196,286	(10,447)	(5)%
Ammonia	45,952	56,490	(10,538)	(19)%
Other	17,005	17,740	(735)	(4)%
Total	461,334	546,788	(85,454)	(16)%

	Six Months Ended June 30,			Percentage
Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$172	$163	$9	6%
HDAN	$263	$238	$25	11%
Ammonia	$325	$314	$11	4%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	109,292	110,237	(945)	(1)%
Nitric Acid, excluding Baytown	53,717	53,934	(217)	—%
Other Industrial Products	17,836	15,417	2,419	16%
Total	180,845	179,588	1,257	1%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN/AN Solution	86,180	68,559	17,621	26%

Net Sales

Agricultural sales were lower primarily due a decrease in sales volume for our products partially offset by higher average prices for HDAN, UAN and ammonia. Excluding the impact from the adoption of ASC 606 discussed below, industrial sales improved due primarily to higher selling prices.  Mining sales were higher primarily due to an increase in sales volume.

•

Agricultural products sales decreased primarily from lower sales volume for all of our agricultural products.  The decrease in sales volume primarily relates to the timing of barge shipments of UAN (3,000 tons and 24,000 tons in first half of 2018 and 2017, respectively), weather-driven planting delays for the spring application season, rail and truck transportation shortages, lower on-stream rates experienced at our three facilities and increased levels of HDAN imports during the first half of 2018.  This decrease was partially offset by higher overall average sales prices primarily relating to HDAN, UAN and ammonia as the result of improved commodity pricing.

•

As noted in the table above, industrial acids and other industrial chemical products sales decreased approximately 31%, primarily due to the impact from adopting ASC 606 as discussed in Note 2. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during the first half of 2017, net sales for these products would have been reduced by approximately $33.3 million.  Excluding this impact, sales increased due primarily to improved average selling prices for our products.

•	Mining products sales increased primarily as a result of higher sales volume of LDAN from our El Dorado Facility related to new contract awards partially offset by lower sales of AN Solution.
•

Other products consisted of sales from our former business that sold industrial machinery and related components, which business was sold in October 2017, and minimal natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017.

Gross Profit

As noted in the table above, we recognized a gross profit of $13.2 million for the first half of 2018 compared to a $23.0 million for the same period of 2017, or a decrease of $9.8 million which primarily relates to:

•

costs associated with lower on-stream rates, including lost absorption of fixed costs, increased Turnaround and other repair expenses, and costs to purchase ammonia used to upgrade to other downstream products;

•	a recovery of precious metals of $2.9 million in the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment;
•	expenses incurred relating to certain key initiatives associated with improving the reliability of our plants and our overall procurement processes, partially offset by;
•	lower average natural gas prices.

In addition, the first half of 2017 included gross profit associated with our former industrial machinery business and working interests in certain natural gas properties, both sold in 2017 as discussed above.

Selling General and Administrative

Our SG&A expenses were $16.7 million for the first half of 2018, a decrease of $2.1 million compared to the same period in 2017.  The decrease was primarily driven by a $0.7 million reduction in compensation-related costs, $0.5 million reduction in professional fees, insurance and other miscellaneous costs, $1.1 million of SG&A expenses related to former working interests in certain natural gas properties and our former business that sold industrial machinery and related components discussed above.

Other Expense, net

Our net other expense for the first six months of 2018 was $0.5 million compared to $2.2 million for the first six months of 2017. During the first half of 2018, other expense primarily relates to the total net loss from the sales of certain non-core assets.  For the same period in 2017, we incurred a total net loss of $4.2 million primarily relating to the sale of our working interest of certain natural gas properties and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement and approximately $0.6 million of miscellaneous other income.

Interest Expense, net

Interest expense for the first six months of 2018 was $21 million compared to $18.7 million for the same period in 2017. The increase relates primarily to the issuance of the Senior Secured Notes and approximately $0.9 million related to debt modification fees associated with this financing transaction as discussed above under “Recent Developments” and in Note 6.

Loss on Extinguishment of Debt

For the first half of 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million as discussed above under “Items Affecting Comparability of Results of the Second Quarter-Loss on Extinguishment of Debt” and in Note 6.

Non-operating Other Expense (Income), net

Non-operating other income for the first half of 2018 was $1.2 million compared to non-operating expense of $0.4 million for the same period in 2017, which primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Provision (Benefit) for Income Taxes

The provision for income taxes from continuing operations for the first six months of 2018 was $3.4 million compared to a benefit of $4.0 million for the same period in 2017.  The resulting effective tax rate for the first half of 2018 and 2017 was 11% (provision on pre-tax loss) and 24% (benefit on pre-tax loss), respectively.  For the second quarter of 2018, the effective tax rate was impacted by adjustments made to our valuation allowances.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Valuation Allowance on Deferred Tax Assets” and in Note 9.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for the first half of 2018 and 2017:

	2018	2017	Change
	(In Thousands)
Net cash flows from continuing operating activities	$33,344	$22,941	$10,403

Net cash flows from continuing investing activities	$(10,352)	$3,432	$(13,784)

Net cash flows from continuing financing activities	$(9,395)	$(17,332)	$7,937

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $33.3 million for the first half of 2018 compared to $22.9 million for the first half of 2017, a change of $10.4 million.

For the first half of 2018, the net cash provided is the result of a net loss of $33.1 million plus adjustments of $36.7 million for depreciation and amortization of PP&E, $6.0 million for a loss on extinguishment of debt, $3.4 million for deferred taxes and other adjustments of $5.6 million and net cash provided of approximately $14.7 million primarily from our working capital.

For the first half of 2017, the net cash provided is the result of a net loss of $13.0 million plus an adjustment of $34.2 million relating to depreciation, depletion and amortization of PP&E, plus other adjustments of $2.9 million and net cash used of $1.2 million primarily from our working capital.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $10.4 million for the first half of 2018 compared to net cash provided of $3.4 million in the prior period, a change of $13.8 million.

For the first half of 2018, the net cash used is the result of $15.4 million for expenditures for PP&E partially offset by $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of the Climate Control business in 2016, $1.5 million relating to a recovery from a property insurance claim and $0.8 million from net proceeds from the sale of PP&E and other investing activities.

For the first half of 2017, the net cash provided is the result of net proceeds from the sale of our former working interests in certain natural gas properties and other property and equipment of $18.8 million and $1.0 million of other investing activities partially offset by expenditures for PP&E of $16.4 million.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $9.4 million for the first half of 2018 compared to $17.3 million for the first half of 2017, a change of $7.9 million.

For the first half of 2018, the net cash used consists of $375 million repayment of the senior secured notes due 2019, payments of $12.2 million on other long-term debt and short-term financing, payments of $9.8 million for debt-related cost, payments of $2.7 million of fees associated with the modification of terms of our Series E Redeemable Preferred and $0.2 million of other financing activities partially offset by net proceeds of $390.5 million from the Senior Secured Notes.

For the first half of 2017, the net cash used consists of payments of $17.2 million on long-term debt and short-term financing and approximately $0.1 million of other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	June 30,	December 31,
	2018	2017
	(In Millions)
Cash and cash equivalents	$47.2	$33.6
Long-term debt:
Working Capital Revolver Loan	$—	$—
Secured Promissory Note due 2023 (1)	400.0	—
Senior Secured Notes due 2019 (1)	—	375.0
Secured Promissory Note due 2019	7.7	8.2
Secured Promissory Note due 2021	9.7	11.2
Secured Promissory Note due 2023	15.7	16.7
Other	—	3.0
Unamortized discount and debt issuance costs	(16.7)	(4.7)
Total long-term debt, including current portion, net	$416.4	$409.4
Series E and F redeemable preferred stock (2)	$187.4	$175.0
Total stockholders' equity	$392.5	$438.2
(1)	See discussion under “Overview-Recent Developments” and Note 6.
(2)	Liquidation preference of $198 million as of June 30, 2018.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of June 30, 2018, our Working Capital Revolver Loan was undrawn and had approximately $34.3 million of availability.

We have planned capital expenditures of approximately $15.6 million for the remainder of 2018 for a total in 2018 of approximately $31.0 million. They do not include any capital spending to increase capacity.

As discussed above under “Overview-Recent Developments” and Note 6, on April 25, 2018, most of the net proceeds from the Senior Secured Notes were used to repurchase all of our senior secured notes due 2019. Also, from the net proceeds, we paid or will pay related transaction fees, expenses and redemption premiums. Any remaining net proceeds will be used for general corporate purposes.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements” and in Notes 6, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of June 30, 2018, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 and 2023 - See discussion above under “Overview-Recent Developments” and in Note 6. As a result of the financing transactions, our interest expense has increased and is expected to increase compared to 2017.

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

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 6.25%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At June 30, 2018, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $34.3 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At June 30, 2018, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $198 million.

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

Capital Improvements – First Six Months of 2018

For the first six months of 2018, capital improvements relating to PP&E were $11.4 million, which improvements include approximately $0.7 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital improvements were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital improvements for the remainder of 2018.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $1.7 million during the first six months of 2018 in connection with environmental projects.  For the remainder of 2018, we expect to incur expenses ranging from $1.8 million to $2.1 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed above under “Overview-Recent Developments and Note 10. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $97.04 per share for the current aggregate semi-annual dividend of $13.6 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of June 30, 2018, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $58.4 million.

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

As of June 30, 2018, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.8 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2018, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2018.

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

As discussed in Note 9, during the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  This valuation allowance is reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our 2018 second quarter results.  Based on our analysis, we now believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2018 to be approximately $11 million.

As discussed under “Series E Redeemable Preferred” in Note 10, the amended terms associated with the letter agreement was determined to be a non-substantial modification, which determination included estimates regarding the probability, timing and amount of shares redeemed prior to October 25, 2023, the earliest possible redemption date by the holder.

The carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023.

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2018 could change in the near term.

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

See discussion above under “Overview-Recent Developments and Notes 6 and 10.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At June 30, 2018, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At June 30, 2018, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2018, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $15.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2018.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.

SPECIAL NOTE REGARDING

FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy;
•	changes in domestic fertilizer production;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	annual natural gas requirements;
•	compliance by the El Dorado Facility of the terms of its permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

Defined Terms

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

DOJ	-	The U.S. Department of Justice.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Financing Transaction	-	A letter agreement with the holder of our Series E Redeemable Preferred entered in connection is the issuance and sale of the Senior Secured Notes.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Indenture	-	The agreement governing the 9.625% Senior Secured Notes.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes Trustee	-	Trustee and collateral agent, Wilmington Trust, National Association for our Senior Secured Notes.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes with a current interest rate of 9.625% which mature in May 2023.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Zena	-	Zena Energy L.L.C., a former subsidiary of the Company.

2017 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2016 and ended in 2017.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ending in 2019.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 25th day of July 2018.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)