Form 10-Q
period 2018-09-30
LSB INDUSTRIES INC
filed 2018-10-24
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-7677

LSB Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	73-1015226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3503 NW 63rd Street, Suite 500, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

(405)  235-4546

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

☒  Yes    ☐  No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,618,441 shares as of October 19, 2018.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2018 is unaudited)

	September 30,	December 31,
	2018	2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$42,746	$33,619
Accounts receivable, net	58,298	59,570
Inventories:
Finished goods	16,447	20,415
Raw materials	1,488	1,441
Total inventories	17,935	21,856
Supplies, prepaid items and other:
Prepaid insurance	1,657	10,535
Supplies	27,738	27,729
Other	9,643	10,431
Total supplies, prepaid items and other	39,038	48,695
Total current assets	158,017	163,740

Property, plant and equipment, net	980,625	1,014,038

Intangible and other assets, net	8,952	11,404

	$1,147,594	$1,189,182

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2018 is unaudited)

	September 30,	December 31,
	2018	2017
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,647	$55,992
Short-term financing	324	8,585
Accrued and other liabilities	53,796	35,573
Current portion of long-term debt	12,698	9,146
Total current liabilities	122,465	109,296

Long-term debt, net	402,975	400,253

Noncurrent accrued and other liabilities	11,247	11,691

Deferred income taxes	55,802	54,787

Commitments and contingencies (Note 7)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $204,979,000 ($185,231,000 at December 31, 2017)	194,584	174,959
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,280,685 shares issued	3,128	3,128
Capital in excess of par value	198,103	193,956
Retained earnings	174,403	256,214
	378,634	456,298
Less treasury stock, at cost:
Common stock, 2,662,244 shares (2,662,027 shares at December 31, 2017)	18,113	18,102
Total stockholders' equity	360,521	438,196
	$1,147,594	$1,189,182

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,		September 30,
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
	(In Thousands, Except Per Share Amounts)
Net sales	$79,781	$92,390	$283,430	$338,587
Cost of sales	89,523	99,675	280,006	322,917
Gross profit (loss)	(9,742)	(7,285)	3,424	15,670

Selling, general and administrative expense	9,080	7,975	25,780	26,752
Other expense (income), net	(2,265)	103	(1,814)	2,258
Operating loss	(16,557)	(15,363)	(20,542)	(13,340)

Interest expense, net	11,009	9,291	32,008	27,941
Loss on extinguishment of debt	—	—	5,951	—
Non-operating other expense (income), net	944	(844)	(296)	(409)
Loss before provision (benefit) for income taxes	(28,510)	(23,810)	(58,205)	(40,872)
Provision (benefit) for income taxes	(2,426)	(6,698)	976	(10,741)
Net loss	(26,084)	(17,112)	(59,181)	(30,131)

Dividends on convertible preferred stocks	75	75	225	225
Dividends on Series E redeemable preferred stock	6,782	5,923	19,748	17,248
Accretion of Series E redeemable preferred stock	481	1,635	2,882	4,852
Net loss attributable to common stockholders	$(33,422)	$(24,745)	$(82,036)	$(52,456)

Basic and dilutive net loss per common share:	$(1.22)	$(0.91)	$(2.98)	$(1.93)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(59,181)		(59,181)
Dividend accrued on redeemable preferred stock						(19,748)		(19,748)
Accretion of redeemable preferred stock						(2,882)		(2,882)
Stock-based compensation					4,284			4,284
Other		—			(137)		(11)	(148)
Balance at September 30, 2018	31,281	(2,662)	$3,000	$3,128	$198,103	$174,403	$(18,113)	$360,521

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(59,181)	$(30,131)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Deferred income taxes	1,015	(10,702)
Loss on extinguishment of debt	5,951	—
Depreciation, depletion and amortization of property, plant and equipment	53,514	50,341
Amortization of intangible and other assets	1,787	1,538
Loss (gain) on sales of a business and other property and equipment	(1,924)	4,366
Other	7,075	3,912
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	6,308	1,687
Inventories	4,599	3,282
Prepaid insurance	8,878	9,611
Prepaid and accrued income taxes	1,122	(1,009)
Accounts payable	5,023	(3,580)
Accrued interest	3,298	(7,977)
Other assets and other liabilities	1,315	(2,009)
Net cash provided by continuing operating activities	38,780	19,329

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(27,187)	(25,172)
Net proceeds from sale of businesses and other property and equipment	6,654	22,561
Proceeds from property insurance recovery associated with property, plant and equipment	1,531	—
Net proceeds from sale of discontinued operations	2,730	—
Other investing activities	112	415
Net cash used by continuing investing activities	(16,160)	(2,196)

Cash flows from continuing financing activities
Proceeds from 9.625% senior secured notes, net of discount and fees	390,473	—
Payments on senior secured notes	(375,000)	—
Payments on other long-term debt	(7,593)	(12,413)
Payments of debt-related costs	(10,845)	(90)
Payments on short-term financing, net	(7,621)	(9,145)
Payments of preferred stock modification costs	(2,677)	—
Taxes paid on equity awards	(230)	(66)
Net cash used by continuing financing activities	(13,493)	(21,714)
Cash flows of discontinued operations:
Net cash used by operating activities	—	(2,171)
Net cash used by financing activities	—	(200)
Net cash used by discontinued operations	—	(2,371)
Net increase (decrease) in cash and cash equivalents	9,127	(6,952)

Cash and cash equivalents at beginning of period	33,619	60,017
Cash and cash equivalents at end of period	$42,746	$53,065

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2018 and for the three and nine-month periods ended September 30, 2018 and 2017 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Income Taxes – Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized.  Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets.

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

Recognition of Insurance Recoveries of Losses – If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable. Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.

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

On January 1, 2018, we adopted ASC 606 as discussed in Note 2-Adoption of ASC 606.

ASU 2016-15 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis.  The adoption of this ASU did not affect the presentation or classification of cash flow activities for the nine months ended September 30, 2017.

ASU 2016-18 – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-18 on retrospective basis.  The adoption of this ASU did not affect the presentation of cash flow activities for the nine months ended September 30, 2017.

ASU 2018-05 – See Note 9 – Income Taxes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1: Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

ASU 2016-02 and related ASUs – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases.  The objective of this ASU is to establish the principles that lessees and lessors shall apply to report information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease.  Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. We plan to adopt this ASU using the additional transition method option provided by ASU 2018-11. Under this transition method, we will apply the new accounting guidance (including recognizing a cumulative-effect adjustment, if any) on January 1, 2019, the date we plan to adopt this ASU.

Consequently, our reporting for the comparative periods presented in the financial statements issued after the date of adoption would continue to be in accordance with current GAAP, including disclosures.  In addition, this ASU and ASU 2018-01 provide for certain practical expedients that we are currently evaluating for possible election.

Although we currently have a relatively small number of leases (most are currently classified as operating leases under which we are the lessee), we have obtained and continue to obtain information relating to our leases and other right-to-use arrangements for the purpose of evaluating the effect of this guidance on our consolidated financial statements and related disclosures.  In addition, we continue to develop and test changes to our accounting system as the result of this ASU.  We currently expect most of the effect of this guidance on our consolidated financial statements to impact our balance sheet presentation (increase the amount of our assets for the inclusion of right-of-use assets and increase the amount of our liabilities for the inclusion of the associated lease obligations). For 2017, expenses associated with our operating lease agreements, including month-to-month leases, were $9.8 million.  As of December 31, 2017, our future minimum payments on operating lease agreements with initial or remaining terms of one year or more totaled $21.2 million.

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

The following line items in our condensed consolidated statement of operations for the current reporting periods have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in affect:

	Three Months Ended September 30, 2018
	As	Balance without	Effect of Change
	Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$79,781	$95,560	$(15,779)
Cost of sales	89,523	105,157	(15,634)
Gross profit (loss)	(9,742)	(9,597)	(145)
Selling, general and administrative expense	9,080	9,225	(145)
Operating loss	(16,557)	(16,557)	—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2: Adoption of ASC 606 (continued)

	Nine Months Ended September 30, 2018
	As	Balance without	Effect of Change
	Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$283,430	$332,602	$(49,172)
Cost of sales	280,006	328,727	(48,721)
Gross profit	3,424	3,875	(451)
Selling, general and administrative expense	25,780	26,231	(451)
Operating loss	(20,542)	(20,542)	—

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

As mentioned in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following tables present our net sales disaggregated by revenue source:

	Three Months Ended September 30,
	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$35,998	$31,154
Industrial acids and other chemical products	34,788	47,450
Mining products	8,995	10,861
Other products	—	2,925
Total net sales	$79,781	$92,390

	Nine Months Ended September 30,
	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$146,291	$151,653
Industrial acids and other chemical products	105,700	149,546
Mining products	31,439	28,821
Other products	—	8,567
Total net sales	$283,430	$338,587

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue Recognition and Performance Obligations

We determine revenue recognition through the following steps:

•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 14 months at September 30, 2018.

Contract Assets and Liabilities

Our contract assets consist of receivables from contracts with customers. Our net accounts receivable (excluding the receivable discussed in Note 13) primarily relate to these contract assets and are presented in our condensed consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $5.6 million, $6.1 million and $7.0 million of contract liabilities as of September 30, 2018, June 30, 2018 and December 31, 2017, respectively.  During the three and nine months ended September 30, 2018 revenues of $0.8 million and $4.1 million, respectively, were recognized and included in the balance at the beginning of each period.

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

Note 3: Loss Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(26,084)	$(17,112)	$(59,181)	$(30,131)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(6,782)	(5,923)	(19,748)	(17,248)
Dividend requirements on Series B Preferred	(60)	(60)	(180)	(180)
Dividend requirements on Series D Preferred	(15)	(15)	(45)	(45)
Accretion of Series E Redeemable Preferred	(481)	(1,635)	(2,882)	(4,852)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(33,422)	$(24,745)	$(82,036)	$(52,456)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	27,500,323	27,249,304	27,484,227	27,248,889

Basic and dilutive net loss per common share:	$(1.22)	$(0.91)	$(2.98)	$(1.93)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently returnable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restricted stock and stock units	1,186,429	1,221,445	1,182,143	1,178,144
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	169,710	216,558	182,047	217,725
	2,576,451	2,658,315	2,584,502	2,616,181

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 4: Inventories

At September 30, 2018 and December 31, 2017, because costs exceeded the net realizable value, inventory adjustments were $256,000 and $933,000, respectively.

Note 5: Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2018	2017
	(In Thousands)
Accrued litigation settlement (See Note 13)	$18,450	$—
Accrued interest	16,722	13,424
Deferred revenue	5,572	6,987
Accrued payroll and benefits	5,167	4,855
Series E Redeemable Preferred - embedded derivative	2,970	2,660
Accrued death and other executive benefits	2,785	2,808
Accrued health and worker compensation insurance claims	1,441	1,658
Customer deposits	1,055	1,334
Other	10,881	13,538
	65,043	47,264
Less noncurrent portion	11,247	11,691
Current portion of accrued and other liabilities	$53,796	$35,573

Note 6: Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2018	2017
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.75% (A)	$—	$—
Senior Secured Notes due 2023 (B)	400,000	—
Senior Secured Notes due 2019 (B)	—	375,000
Secured Promissory Note due 2019, with a current interest rate of 5.73% (C)	7,416	8,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	8,899	11,262
Secured Promissory Note due 2023, with a current interest rate of 6.35% (E)	15,180	16,665
Other	—	2,994
Unamortized discount and debt issuance costs	(15,822)	(4,689)
	415,673	409,399
Less current portion of long-term debt, net	12,698	9,146
Long-term debt due after one year, net	$402,975	$400,253

(A) Our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At September 30, 2018, our available borrowings under our Working Capital Revolver Loan were approximately $39.1 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 6: Long-Term Debt (continued)

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Senior Secured Notes”). The Senior Secured Notes were issued pursuant to an indenture, dated as of April 25, 2018 (the “Indenture”), by and among LSB, the subsidiary guarantors named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent.

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

A portion of the above transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, in the second quarter of 2018, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed, as incurred, and are included in interest expense. In addition, in the second quarter of 2018, we recognized a loss on extinguishment of debt of approximately $6.0 million, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the 8.5% Senior Secured Notes.

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

LSB may redeem the Senior Secured Notes at its option, in whole or in part, subject to the payment of a premium ranging from a “make-whole” premium to a premium of 3.609% of the principal amount so redeemed, in the case of any optional redemption prior to May 1, 2022.  If LSB experiences a change of control, it must offer to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any, up to but excluding the date of purchase.

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

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due in June 2019. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

(D) EDC is party to a secured promissory note due in March 2021. Principal and interest are payable in monthly installments.

(E) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Commitments and Contingencies

Natural Gas Purchase Commitments – At September 30, 2018, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included minimal volume purchase commitments with fixed prices.

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

As of September 30, 2018, our accrued liabilities for environmental matters totaled $307,000 relating primarily to the matters discussed below.

1. Discharge Water Matters

Each of our manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water and miscellaneous spills and leaks from process equipment.  The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S. Environmental Protection Agency.  These permits limit the type and amount of effluents that can be discharged and control the method of such discharge.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 7: Commitments and Contingencies (continued)

We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as a result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas.  On August 30, 2017, ADEQ issued a final NPDES permit, which included new dissolved mineral limits as anticipated.  However, EDC objected to the form of the permit specifically around the limits of storm-water runoff and filed an appeal on September 27, 2017.  On September 24, 2018, ADEQ formalized a Consent Administrative Order (“CAO”) to resolve all outstanding permit violations and imposed a penalty in the amount of $124,000.  EDC has agreed to this resolution, and it is expected that the CAO will be entered into within the next 30 days.  Therefore, a liability has been established at September 30, 2018 in connection with this matter, which is included in our accrued liabilities for environmental matters discussed above.

In November 2006, the El Dorado Facility entered into a CAO that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  The ADEQ’s review of the EDC proposed remedy is ongoing.  Under the CAO, the ADEQ may require additional wells be added to the program or may allow EDC to remove wells from the program.  The final remedy for shallow groundwater contamination, should any remediation be required, would be selected pursuant to a new consent administrative order and based upon the risk assessment.  The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs) cannot currently be reasonably estimated.  Therefore, no liability has been established at September 30, 2018, in connection with this matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  These settlements have been paid by the insurer as of September 30, 2018.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We intend to continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2018, no liability reserve has been established in connection with this matter.

In 2015, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York.  The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects.  The lawsuit, which also names certain current and former officers, seeks an unspecified amount of damages.  See Note 13 - Subsequent Events regarding the status of this case.

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility in July 2015 and Global claims it is entitled to payment for certain work prior to its termination.  Leidos has not approved certain payments to Global pending the result of on-going audits and investigation undertaken to quantify the financial impact of Global’s work.

EDA intends to monitor the Leidos audit, and conduct its own investigation, in an effort to determine whether any additional payment should be released to Global for any work not in dispute.  LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., where in Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts which they have denied, and we intend to vigorously defend against the allegation made by Global and seek reimbursement of legal expenses from Leidos under our contracts.  Except for the invoices totaling approximately $3.5 million that were not approved by Leidos for payment that are included in our accounts payable, no liability has been established in connection with the claims asserted by Global.  In addition, LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.  Trial in the Global matter is scheduled for late October 2018.  We intend to vigorously defend against the allegations made by Global and we will preserve and continue to assert our indemnification rights against Leidos.

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

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Carbon Credits and Associated Contractual Obligation

Periodically, we are issued climate reserve tonnes (“carbon credits”) by the Climate Action Reserve in relation to a greenhouse gas reduction project (“Project”) performed at the Baytown Facility. Pursuant to the terms of the agreement with Covestro, a certain portion of the carbon credits are to be sold and the proceeds given to Covestro to recover the costs of the Project, and any balance thereafter to be allocated between Covestro and EDN.  We have no obligation to reimburse Covestro for their costs associated with the Project, except through the transfer or sale of the carbon credits when such credits are issued to us.  The assets for carbon credits are accounted for on a fair value basis and the contractual obligations associated with these carbon credits are also accounted for on a fair value basis (unless we enter into a sales commitment to sell the carbon credits).  At September 30, 2018 we had approximately 488,000 carbon credits (none at December 31, 2017), all of which were subject to contractual obligations.

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the financing transaction relating to the Senior Secured Notes and the letter agreement relating to the Series E Redeemable Preferred as discussed in Notes 6 and 10, we estimate that the contingent redemption features have fair value at September 30, 2018 since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimate no fair value at September 30, 2018 based on our assessment that there is a remote probability that these features will be exercised.

At September 30, 2018, the fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred (At December 31, 2017, we estimated that contingent redemption features had no fair value based on a remote probability of redeeming any shares of this preferred stock prior to previous put date).  In addition, at September 30, 2018 and December 31, 2017, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $9.78 and $8.76 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At September 30, 2018 and December 31, 2017, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At September 30, 2018 and December 31, 2017, we did not have any significant contracts classified as Level 2.

Level 3 - The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  At September 30, 2018, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits is classified as Level 3 and is based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity.  At December 31, 2017, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The valuation is using undiscounted cash flows based on management’s assumption that the carbon credits would be sold, and the associated contractual obligations would be extinguished in the near term.

At September 30, 2018 and December 31, 2017, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock. In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

		Fair Value Measurements at September 30, 2018 Using
Description	Total Fair Value at September 30, 2018	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2017
	(In Thousands)

Assets - Supplies, prepaid items and other:
Carbon credits	$1,147	$—	$—	$1,147	$—
Total	$1,147	$—	$—	$1,147	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Contractual obligations - carbon credits	$(1,147)	$—	$—	$(1,147)	$—
Embedded derivative	$(2,970)	$—	$—	$(2,970)	$(2,660)
Total	$(4,117)	$—	$—	$(4,117)	$(2,660)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets		Liabilities		Assets		Liabilities
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	(In Thousands)
Beginning balance	$—	$—	$(1,838)	$(3,137)	$—	$—	$(2,660)	$(2,557)
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Total realized and unrealized gains (losses) included in operating results	1,147	1,164	(2,279)	(438)	1,681	2,031	(1,656)	(1,705)
Purchases	—	—	—	—	—	—	—	—
Issuances	—	—	—	—	—	—	(229)	—
Sales	—	—	—	—	(534)	(867)	—	—
Settlements	—	—	—	—	—	—	428	687
Ending balance	$1,147	$1,164	$(4,117)	$(3,575)	$1,147	$1,164	$(4,117)	$(3,575)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$1,147	$1,164	$(2,278)	$(438)	$1,147	$1,164	$(1,227)	$(1,018)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 8: Derivatives, Hedges, Financial Instruments and Carbon Credits (continued)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands)
Total net gains (losses) included in operating results:
Other income - Carbon credits	$1,147	$1,164	$1,681	$2,031
Other expense - Contractual obligations relating to carbon credits	(1,147)	(1,164)	(1,575)	(1,851)
Non-operating other income (expense) - embedded derivative	(1,132)	726	(81)	146
Total net gains (losses) included in operating results	$(1,132)	$726	$25	$326

At September 30, 2018 and December 31, 2017, we did not have any financial instruments with fair values significantly different from their carrying amounts (excluding issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	September 30, 2018
	Carrying	Estimated
	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$400	$421
(1)	Based on a quoted price of 105.25 at September 30, 2018. These Senior Secured Notes were issued on April 25, 2018.

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

At September 30, 2018, the Company has not completed its accounting for all of the tax effects of the Act and has not made an adjustment to the provisional tax benefit recorded under SAB 118 at December 31, 2017.  We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing.  Our estimated annual effective tax rate may be adjusted in subsequent interim periods, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 9: Income Taxes (continued)

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	$1	$—	$(39)	$(39)
Total Current	$1	$—	$(39)	$(39)

Deferred:
Federal	$(2,004)	$(6,021)	$1,844	$(9,791)
State	(423)	(677)	(829)	(911)
Total Deferred	$(2,427)	$(6,698)	$1,015	$(10,702)
Provision (benefit) for income taxes	$(2,426)	$(6,698)	$976	$(10,741)

For the three and nine months ended September 30, 2018 and 2017, the current benefit for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions.

Our estimated annual effective rate for 2018 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances, and other permanent items.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more-likely-than-not that we will not realize some portion or all of the deferred tax assets.  We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  We established a valuation allowance on a portion of our federal deferred tax assets.  This valuation allowance is reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2018 to be approximately $11.1 million.  We have also determined it was more-likely-than-not that a portion of the state deferred tax assets would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2018 will be approximately $5.2 million.

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

The tax provision for the nine months ended September 30, 2018 was $1.0 million (2% provision on pre-tax loss) and the tax benefit for the nine months ended September 30, 2017 was $10.7 million (26% benefit on pre-tax loss).  For the first nine months of 2018, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2015-2018 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions. During the third quarter of 2018, the IRS concluded their examination of our 2015 tax return. There are no changes to our financial position, results of operations or cash flow resulting from the audit.

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

The transaction associated with the letter agreement was determined to be a non-substantial modification.  As a result, and as shown in the table below, a fee paid to the holder was deferred (reduction to the Series E Redeemable Preferred balance) and will be periodically accreted using the interest method through October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which was bifurcated from the Series E Redeemable Preferred based on the estimated fair value during the second quarter of 2018.  This redemption feature is included in the embedded derivative, which is marked to fair value on a quarterly basis as presented in Note 8.

As of September 30, 2018, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock.  Dividends accrue semi-annually in arrears and are compounded.

Series F Redeemable Preferred

As of September 30, 2018, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Note 10. Securities Financing Including Redeemable Preferred Stocks (continued)

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2017	139,768	$174,959
Fees associated with letter agreement	—	(2,776)
Bifurcation of embedded derivative	—	(229)
Accretion relating to liquidation preference on preferred stock	—	1,889
Accretion for discount and issuance costs on preferred stock	—	993
Accumulated dividends	—	19,748
Balance at September 30, 2018	139,768	$194,584

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 11: Related Party Transactions

No dividends were declared during the first nine months of 2018 or 2017.  At September 30, 2018, accumulated dividends on the Series B and Series D Preferred totaled approximately $903,000. The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

During the second quarter of 2018, we sold $500,000 principal amount of notes to Daniel D. Greenwell, our Chief Executive Officer, associated with the issuance and sale of the Senior Secured Notes discussed in footnote (B) of Note 6.

In September 2017, we received $2,300,000 as an advance payment on the sale (which sale closed in October 2017) of our engineered products business (industrial machinery and related components) to Industrial Acquisitions LLC and Industrial Products LLC (both entities are owned by immediate family members of Jack E. Golsen).  During the first quarter of 2017, a death benefit agreement with Jack E. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1,400,000 for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as operating other income in the first quarter of 2017.

Note 12: Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2018	2017
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$(1,141)	$1,009
Noncash continuing investing and financing activities:
Dividends accrued on Series E Redeemable Preferred	$19,748	$17,248
Accounts payable associated with additions of property, plant and equipment	$14,609	$14,968
Accretion of Series E Redeemable Preferred	$2,882	$4,852
Incentive tax credit receivable associated with property, plant and equipment	$—	$8,125

Note 13: Subsequent Events

On October 11, 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which is subject to approval by the court. Pursuant to the term sheet, the settlement amount of $18,450,000 is to be paid by our insurers on behalf of LSB and certain current and former officers.

As a result of this recognized subsequent event, a liability for the settlement amount has been accrued and a receivable for the loss recovery from our insurers for the settlement amount has been recognized as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2018 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Initiatives for 2018

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the On-Stream Rates of our Chemical Plants.  We have several initiatives underway that we believe will assist us in improving the reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  In 2017, we made the decision to upgrade our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  At that time, we also made the decision to engage outside maintenance experts to assist us in expediting its implementation and in its overall use.  We have completed the initial implementation. Additionally, beginning in the third quarter of 2018, we engaged outside consultants to do a thorough review of our operating and maintenance procedures and our preventative maintenance programs at all of our facilities in an effort to determine where we may have gaps in procedures and programs and where we may need enhancements. This will be an ongoing effort that we expect to complete by the end of 2019.

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical to improved plant performance.  With that in mind, we implemented enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture in 2017.  The implementation and training of these programs will be ongoing, and we expect these will benefit our on-stream rates going forward.

•

Continue Broadening of the Distribution of our AN and Nitric Acid Products.  We increased our overall sales volume of HDAN in 2017 by approximately 26% through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor and Cherokee Facilities which allows us to sell to new markets and customers out of those facilities and; (2) educating growers on the additional applications for HDAN.  Throughout 2018, we expect to continue to focus on those initiatives and other initiatives in an effort to continue to grow our annual sales volumes as compared to 2017. We are also focused on expanding the sales of our mining products to leverage our plants current production capacity.  As a part of that effort, we have entered into an agreement to have a current customer locate an emulsion plant at our El Dorado Facility.  We will begin selling product to this facility in October 2018.

In addition, through increased marketing efforts, we increased our sales volumes of nitric acid by approximately 22% in 2017.  We expect to continue to focus on increasing our marketing efforts in order to expand our market for our nitric acid products in North America.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  Beginning in 2018, we undertook a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities. We have made certain changes that, we believe, will yield improved margins.

•

Reducing and Controlling our Cost Structure.  We engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of changes in those focus areas, and begun the see benefits during the third quarter of 2018. We believe that these efforts along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis.

Since mid-2016, we have reduced our annual SG&A and plant expenses over $12 million. In addition to the procurement initiative discussed above, we believe there is still an opportunity to further reduce those expenses.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit in achieving those efforts. As a part of that, in the second quarter of 2018, we refinanced our outstanding Senior Secured Notes.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Recent Developments

Successful Completion of a Turnaround at Cherokee

During the third quarter of 2018, we completed a 35-day Turnaround performed on our plants at our Cherokee Facility.  The next Turnaround for this facility is scheduled in 2021.  See additional discussion below under “Items Affecting Comparability of Results of the Third Quarter.”

Sale of Certain Non-Core Assets

During the third quarter of 2018, we sold certain non-core assets (primarily real estate properties) for approximately $6.0 million of net proceeds and recognized a net gain of approximately $2.4 million that is included in other income.  We continue to evaluate our assets to determine if there are additional non-core assets that we should monetize.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 45% of our total net sales for the third quarter of 2018. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, recent expansions or upgrades of competitors’ facilities, and international and domestic political and economic developments, including tariffs, continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

Additionally, changes in corn prices can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  China’s recent tariffs placed on U.S. soybeans is expected to cause a shift of 5 to 6 million acres that will be rotated from soybeans to corn in the next planting season. The following estimates are associated with the corn market:

	2019 Crop	2019 Crop	2018 Crop	Percentage	Percentage
	October Report (1)	July Report (1)	October Report (1)	Change (2)	Change (3)
U.S. Area Planted (Million acres)	89.1	89.1	90.2	—%	(1.2%)
U.S. Yield per Acre (Bushels)	180.7	174.0	176.6	3.9%	2.3%
U.S. Production (Million bushels)	14,788	14,230	14,604	3.9%	1.3%
U.S. Ending Stocks (Million bushels)	46.1	39.4	54.4	17.0%	(15.3%)
World Ending Stocks (Million bushels)	159.4	152.0	198.2	4.9%	(19.6%)
(1)	Information obtained from WASDE reports dated October 11, 2018 (October Report) and July 12, 2018 (July Report) for the 2018/2019 (“2019 Crop”) and 2017/2018 (“2018 Crop”) corn marketing years.
(2)	Represents the percentage change between the 2019 Crop amounts from the October Report compared to the July Report.
(3)	Represents the percentage change between the 2019 Crop amounts from the October Report compared to the 2018 Crop amounts from the October Report.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and through the first nine months of 2018, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply of fertilizer has been established.  We expect this trend to continue into the fourth quarter of 2018 and into the first half of 2019.

Industrial

Sales of our industrial products were approximately 44% of our total net sales for the third quarter of 2018.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be mostly positive for these sectors domestically.  However, trade tension with China over recent import tariffs could lead to negative effects in these sectors. Our sales prices generally vary with the market price of our feedstock (ammonia or natural gas, as applicable) in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 11% of our total net sales for the third quarter of 2018.  Our mining products are LDAN and AN Solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  EIA is forecasting U.S. coal production in 2018 will decrease by 2.4% from 2017 followed by a 1.7% decrease in 2019.  U.S. coal consumption is also expected to decline due to low natural gas prices and alternate renewable energy sources and recent closure of coal-fired power plants is reducing demand for coal for coal-fired electricity generation (down 4% in 2018 and 5% in 2019). EIA also expects U.S. coal domestic and export demand to decline in 2018 and 2019. Despite year over year growth in sales volumes, we believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy. While we believe our plants are well-located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN. We do not expect a significant increase in our mining business in the near term.

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

	Three Months Ended
	September 30,
	2018	2017
Natural gas volumes (MMBtu in millions)	6	7
Natural gas average cost per MMBtu	$2.65	$2.92

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds, are mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair, and maintenance costs are expensed as incurred.  We have no Turnarounds scheduled for the fourth quarter of 2018.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon which dates are usually within 12 months. We use this program to varying degrees during the year depending on market conditions and our view of changing price environments.  Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results of the Third Quarter of 2018

Our consolidated net sales for the third quarter of 2018 were $79.8 million compared to $92.4 million for the same period in 2017. Our consolidated operating loss was $16.6 million compared to $15.4 million for the same period in 2017.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Turnaround Expense – Cherokee and El Dorado Facilities

During the third quarter of 2018, we incurred Turnaround costs totaling approximately $7.9 million associated with a 35-day Turnaround performed on our plants at our Cherokee Facility and a 5-day Turnaround performed on our ammonia plant at our El Dorado Facility. For the third quarter of 2017, we incurred Turnaround costs of approximately $1.1 million relating to a 17-day Turnaround at our Pryor Facility.  Turnaround costs are included in cost of sales.  The Turnaround costs noted above do not include the impact on operating results relating to lost absorption of fixed costs or the reduced margins due to the lost production and subsequent sales of product from our plants being shut down during the Turnaround.

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as that is the basic product used to produce all upgraded products.  The on-stream rates noted below exclude turnaround days, when applicable.

At our Pryor Facility, the on-stream rate for the third quarter of 2018 for our ammonia plant was 98% compared to 85% for the same period of 2017.  During the third quarter of 2017, the Pryor Facility experienced some unplanned downtime.

At our Cherokee Facility, the ammonia plant on-stream rate for the third quarter of 2018 was 97% and 99% for the same period of 2017.

At our El Dorado Facility, the ammonia plant’s on-stream rate for the third quarter of 2018 was 89% compared to 91% for the same period of 2017.

We expect on-stream rates for our Pryor, Cherokee, and El Dorado Facilities to average approximately 94% for the fourth quarter of 2018.

Selling Prices

During the third quarter of 2018, average agricultural selling prices for our ammonia, UAN and HDAN increased 36%, 25% and 13% respectively, compared to 2017 average selling prices for the same period reflecting a more favorable alignment of demand with market capacity for these products. We expect that trend to continue in the fourth quarter of 2018.

Our average industrial selling prices for our ammonia also improved compared to the same period of 2017 with the improvement in Tampa Ammonia pricing compared to 2017 as many of our industrial contracts are indexed to the Tampa Ammonia price.

Adoption of ASC 606 in 2018

See discussion concerning the impact from the adoption of ASC 606 in Note 2.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2018 and 2017 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table contains certain financial information:

	Three Months Ended September 30,			Percentage
	2018 (1)	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$35,998	$31,154	$4,844	16%
Industrial acids and other chemical products	34,788	47,450	(12,662)	(27)%
Mining products	8,995	10,861	(1,866)	(17)%
Other products	—	2,925	(2,925)	(100)%
Total net sales	$79,781	$92,390	$(12,609)	(14)%

Gross loss	$(9,742)	$(7,285)	$(2,457)	(34)%
Gross loss percentage (2)	(12.2)%	(7.9)%	(4.3)%
Selling, general and administrative expense	9,080	7,975	1,105	14%
Other expense (income), net	(2,265)	103	(2,368)
Operating loss	(16,557)	(15,363)	(1,194)	8%
Interest expense, net	11,009	9,291	1,718	18%
Non-operating other expense (income), net	944	(844)	1,788
Benefit for income taxes	(2,426)	(6,698)	4,272	(64)%
Net loss	(26,084)	(17,112)	(8,972)	(52)%

Property, plant and equipment improvements (3):	$13,272	$1,673	$11,599	693%

Depreciation, depletion and amortization of property, plant and equipment (3):	$16,848	$16,179	$669	4%
(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2
(2)	As a percentage of net sales
(3)

Third quarter 2017 additions to PP&E and DD&A are net of approximately $8.1 million and approximately $0.7 million respectively, associated with the incentive tax credit recognized during the third quarter of 2017.

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	83,898	114,670	(30,772)	(27)%
HDAN	51,944	34,721	17,223	50%
Ammonia	17,564	23,899	(6,335)	(27)%
Other	4,394	3,123	1,271	41%
Total	157,800	176,413	(18,613)	(11)%

	Three Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$169	$135	$34	25%
HDAN	$259	$230	$29	13%
Ammonia	$294	$216	$78	36%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	61,308	67,040	(5,732)	(9)%
Nitric Acid, excluding Baytown	21,388	21,319	69	—%
Other Industrial Products	6,721	7,403	(682)	(9)%
Total	89,417	95,762	(6,345)	(7)%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN/AN Solution	34,852	41,796	(6,944)	(17)%

Net Sales

•

Agricultural products sales increased from higher average sales prices of our major products as a result of a steepening of the cost curve resulting in higher product costs and higher product selling prices outside the U.S. which has led to lower overall imported product into the U.S. from high cost non-U.S. production facilities operating at lower production rates and the embargoes imposed on Iranian urea.  Additionally, strong cattle prices sparked higher HDAN volume as ranchers applied fertilizer to ensure enough forage for the winter months. This increase was partially offset by lower sales volume of UAN and ammonia primarily relating to the lost production at our Cherokee Facility from the Turnaround performed during the third quarter of 2018. Additionally, sales volumes for UAN out of our Cherokee Facility were higher in the third quarter of 2017 due to the timing of several delivered UAN barges at the end of September 2017, which we did not have in the third quarter of 2018.  Agricultural ammonia was lower in the third quarter of 2018 as we have experienced a late corn harvest which has delayed the fall application of ammonia and a portion of ammonia was sold into industrial markets.

•

Industrial acids and other industrial chemical products sales decreased approximately 27%, due to the impact from adopting ASC 606 as discussed in Note 2. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during the third quarter of 2017, net sales for these products would have been reduced by approximately $15.4 million to $32.1 million representing a $2.7 million or 8.5% increase for the third quarter of 2018 compared to the same period of 2017.  Excluding this impact, sales increased due to increased selling prices for our industrial ammonia, which is indexed to Tampa Ammonia pricing. This increase is primarily due to tighter ammonia supply resulting from a decline in volume of imports into the U.S. market combined with several competitor outages and scheduled turnarounds. Industrial pricing gains were slightly offset by lower industrial ammonia sales volumes resulting from a change in product mix as more ammonia was upgraded to HDAN compared to the same quarter of 2017.
•	Mining product sales decreased due to timing of LDAN sales volume which we expect to substantially make up in the fourth quarter.
•	Other products consisted of sales from our former business that sold industrial machinery and related components, which business was sold in October 2017.

Gross Loss

As noted in the table above, our gross loss increased $2.5 million compared to the third quarter of 2017, which primarily relates to:

•

the impact from the Cherokee Facility Turnaround which resulted in increased Turnaround and other repair expenses, lost absorption of fixed costs due to lower production and lost sales from lower production;

•

expenses incurred relating to certain key initiatives associated with improving the reliability of our plants, our overall procurement processes, our operating and maintenance procedures, and our preventative maintenance programs partially offset by;

•	lower average natural gas prices.

In addition, the third quarter of 2017 included gross profit of approximately $0.9 million associated with our former industrial machinery business sold in 2017 as discussed above.

Selling General and Administrative

Our SG&A expenses were $9.1 million for the third quarter of 2018, an increase of $1.1 million compared to the same period in 2017.  The increase was primarily driven by an increase of $0.9 million in professional fees and $0.6 million in compensation-related costs partially offset by the reduction of $0.5 million in expenses related to our former business that was sold in October 2017.

Other Expense (Income), net

Other income for the third quarter of 2018 was $2.3 million (minimal for the same period of 2017) that includes a net gain from the sales of certain non-core assets (primarily consisting of real estate).

Interest Expense, net

Interest expense for the third quarter of 2018 was $11.0 million compared to $9.3 million for the same period in 2017.  The increase relates primarily to the issuance of the Senior Secured Notes as discussed in Note 6.

Non-operating Other Expense (Income), net

Non-operating other expense for the third quarter of 2018 was $0.9 million compared to non-operating income of $0.8 million for the same period in 2017 or a change of $1.7 million. This variance primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes for the third quarter of 2018 was $2.4 million compared to $6.7 million for the same period in 2017.  The resulting effective tax rate for the third quarters of 2018 and 2017 was 9% (benefit on pre-tax loss) and 28% (benefit on pre-tax loss), respectively.  For the third quarter of 2018, the effective tax rate was impacted by adjustments made to our valuation allowances.  Also see discussion in Note 9.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table contains certain financial information:

	Nine Months Ended September 30,			Percentage
	2018 (1)	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$146,291	$151,653	$(5,362)	(4)%
Industrial acids and other chemical products	105,700	149,546	(43,846)	(29)%
Mining products	31,439	28,821	2,618	9%
Other products	—	8,567	(8,567)	(100)%
Total net sales	$283,430	$338,587	$(55,157)	(16)%

Gross profit	$3,424	$15,670	$(12,246)	(78)%
Gross profit percentage (2)	1.2%	4.6%	(3.4)%
Selling, general and administrative expense	25,780	26,752	(972)	(4)%
Other expense (income), net	(1,814)	2,258	(4,072)
Operating loss	(20,542)	(13,340)	(7,202)	54%
Interest expense, net	32,008	27,941	4,067	15%
Loss on extinguishment of debt	5,951	—	5,951	100%
Non-operating other income, net	(296)	(409)	113
Provision (benefit) for income taxes (3)	976	(10,741)	11,717	(109)%
Net loss	(59,181)	(30,131)	(29,050)	(96)%

Property, plant and equipment improvements (4):	$24,691	$16,889	$7,802	46%

Depreciation, depletion and amortization of property, plant and equipment (4):	$53,514	$50,341	$3,173	6%
(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2
(2)	As a percentage of net sales
(3)	See discussion in Note 9
(4)

Nine months of 2017 additions to PP&E and DD&A are net of approximately $8.1 million and approximately $0.7 million respectively associated with the incentive tax credit recognized during the third quarter of 2017.

The following tables provide key sales metrics for the agricultural products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	296,436	390,942	(94,506)	(24)%
HDAN	237,783	231,007	6,776	3%
Ammonia	63,516	80,389	(16,873)	(21)%
Other	21,399	20,863	536	3%
Total	619,134	723,201	(104,067)	(14)%

	Nine Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$171	$155	$16	10%
HDAN	$262	$237	$25	11%
Ammonia	$317	$285	$32	11%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	170,600	177,277	(6,677)	(4)%
Nitric Acid, excluding Baytown	75,105	75,253	(148)	—%
Other Industrial Products	24,557	22,820	1,737	8%
Total	270,262	275,350	(5,088)	(2)%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN/AN Solution	121,032	110,355	10,677	10%

Net Sales

•

Agricultural products sales decreased primarily from lower sales volume for UAN and ammonia partially offset by increased sales volume of HDAN.  The decrease in sales volume primarily relates to the timing of barge shipments of UAN (3,000 tons and 24,000 tons in first nine months of 2018 and 2017, respectively), weather-driven planting delays for the spring application season, rail and truck transportation shortages, lower on-stream rates experienced at our three facilities, and the lost production at our Cherokee Facility resulting from a Turnaround performed during the third quarter of 2018. Sales volume of HDAN increased as a result of various marketing initiatives and improved demand during the first nine months of 2018.  This decrease was also partially offset by higher overall average sales prices primarily relating to ammonia, HDAN and UAN as the result of improved commodity pricing.

•

Industrial acids and other industrial chemical products sales decreased approximately 29%, primarily due to the impact from adopting ASC 606 as discussed in Note 2. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during the first nine months of 2017, net sales for these products would have been reduced by approximately $48.7 million to $100.8 million or a 4.8% increase for the nine months ended 2018 compared to the same period of 2017.  Excluding this impact, sales increased due primarily to improved average selling prices for our products partially offset by lower sales volume of ammonia.

•	Mining products sales increased primarily as a result of higher sales volume of LDAN related to new contract awards partially offset by lower sales volume of AN Solution.
•

Other products consisted of sales from our former business that sold industrial machinery and related components, which business was sold in October 2017, and minimal natural gas sales from our former working interests in certain natural gas properties that were sold during the second quarter of 2017.

Gross Profit

As noted in the table above, we recognized a gross profit of $3.4 million for the first nine months of 2018 compared to a $15.7 million for the same period of 2017, or a decrease of $12.2 million which primarily relates to:

•

costs associated with lower on-stream rates, including lost absorption of fixed costs, increased Turnaround and other repair expenses, and costs to purchase ammonia used to upgrade to other downstream products;

•	a recovery of precious metals of $2.9 million in the second quarter of 2017, which metals had accumulated over time within certain manufacturing equipment;
•

expenses incurred relating to certain key initiatives associated with improving the reliability of our plants, our overall procurement processes, our operating and maintenance procedures, and our preventative maintenance programs, partially offset by;

•	lower average natural gas prices.

In addition, the first nine months of 2017 included gross profit of approximately $3.3 million associated with our former industrial machinery business and working interests in certain natural gas properties, both sold in 2017 as previously discussed.

Selling General and Administrative

Our SG&A expenses were $25.8 million for the first nine months of 2018, a decrease of $1.0 million compared to the same period in 2017.  The decrease was primarily driven by a $1.2 million reduction in compensation-related costs, $0.9 million reduction in insurance and other miscellaneous costs partially offset by an increase of $0.9 million in professional fees and the impact from $1.6 million of SG&A expenses related to two former businesses that were sold in 2017.

Other Expense (Income), net

Our net other income for the first nine months of 2018 was $1.8 million compared to net other expense of $2.3 million for the first nine months of 2017. During the first nine months of 2018, other income primarily relates to a total net gain from the sales of certain non-core assets.  For the same period in 2017, we incurred a total net loss of $4.4 million primarily relating to the sales of non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement and approximately $0.3 million of miscellaneous other income.

Interest Expense, net

Interest expense for the first nine months of 2018 was $32.0 million compared to $27.9 million for the same period in 2017.  The increase relates primarily to the issuance of the Senior Secured Notes and approximately $0.9 million related to debt modification fees associated with this financing as discussed in Note 6.

Loss on Extinguishment of Debt

For the first nine months of 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million as discussed in Note 6.

Provision (Benefit) for Income Taxes

The provision for income taxes from continuing operations for the first nine months of 2018 was $1.0 million compared to a benefit of $10.7 million for the same period in 2017.  The resulting effective tax rate for the first nine months of 2018 and 2017 was 2% (provision on pre-tax loss) and 26% (benefit on pre-tax loss), respectively.  The effective tax rate was impacted by adjustments made to our valuation allowances during 2018.  Also see discussion in Note 9.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for the first nine months of 2018 and 2017:

	2018	2017	Change
	(In Thousands)
Net cash flows from continuing operating activities	$38,780	$19,329	$19,451

Net cash flows from continuing investing activities	$(16,160)	$(2,196)	$(13,964)

Net cash flows from continuing financing activities	$(13,493)	$(21,714)	$8,221

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $38.8 million for the first nine months of 2018 compared to $19.3 million for the first nine months of 2017, a change of $19.5 million.

For the first nine months of 2018, the net cash provided is the result of a net loss of $59.2 million plus adjustments of $53.5 million for depreciation and amortization of PP&E, $6.0 million for a loss on extinguishment of debt, $1.0 million for deferred taxes and other adjustments of $6.9 million and net cash provided of approximately $30.6 million primarily from our working capital.

For the first nine months of 2017, the net cash provided is the result of a net loss of $30.1 million plus an adjustment of $50.3 million relating to depreciation, depletion and amortization of PP&E, less other adjustments of $0.9 million.

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $16.2 million for the first nine months of 2018 compared to net cash used of $2.2 million in the prior period, a change of $14.0 million.

For the first nine months of 2018, the net cash used is the result of $27.2 million for expenditures for PP&E partially offset by $6.7 million from net proceeds from the sale of PP&E, $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of the Climate Control business in 2016 and approximately $1.6 million relating to a recovery from a property insurance claim and other investing activities.

For the first nine months of 2017, the net cash used is the result of expenditures for PP&E of $25.2 million partially offset by net proceeds of $22.6 million from the sale of our former working interests in certain natural gas properties and other property and equipment which included an advance payment on the sale of our engineered products business (industrial machinery and related components) and $0.4 million of other investing activities.

Cash Flow from Continuing Financing Activities

Net cash used by continuing financing activities was $13.5 million for the first nine months of 2018 compared to $21.7 million for the first nine months of 2017, a change of $8.2 million.

For the first nine months of 2018, the net cash used consists of $375 million repayment of the senior secured notes due 2019, payments of $15.2 million on other long-term debt and short-term financing, payments of $10.8 million for debt related costs, payments of $2.7 million of fees associated with the modification of terms of our Series E Redeemable Preferred and approximately $0.3 million of other financing activities partially offset by net proceeds of $390.5 million from the Senior Secured Notes.

For the first nine months of 2017, the net cash used consists primarily of payments of $21.6 million on long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	September 30,	December 31,
	2018	2017
	(In Millions)
Cash and cash equivalents	$42.7	$33.6
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2023 (1)	400.0	—
Senior Secured Notes due 2019 (1)	—	375.0
Secured Promissory Note due 2019	7.4	8.2
Secured Promissory Note due 2021	8.9	11.2
Secured Promissory Note due 2023	15.2	16.7
Other	—	3.0
Unamortized discount and debt issuance costs	(15.8)	(4.7)
Total long-term debt, including current portion, net	$415.7	$409.4
Series E and F redeemable preferred stock (2)	$194.6	$175.0
Total stockholders' equity	$360.5	$438.2
(1)	See discussion contained in Note 6.
(2)	Liquidation preference of $205 million as of September 30, 2018.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  As of September 30, 2018, our Working Capital Revolver Loan was undrawn and had approximately $39.1 million of availability.

We have planned capital expenditures of approximately $6.8 million for the remainder of 2018 for a total in 2018 of approximately $34.0 million.  They do not include any capital spending to increase capacity.

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

Compliance with Long - Term Debt Covenants

As discussed below in Notes 6, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of September 30, 2018, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 and 2023 - See discussion contained in Note 6. As a result of the financing transactions, our interest expense has increased and is expected to increase compared to 2017.

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

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due May 10, 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 6.35%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At September 30, 2018, there were no outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $39.1 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At September 30, 2018, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $205 million.

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

Capital Improvements – First Nine Months of 2018

For the first nine months of 2018, capital improvements relating to PP&E were $24.7 million, which improvements include approximately $0.9 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital improvements were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital improvements for the remainder of 2018.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.4 million during the first nine months of 2018 in connection with environmental projects.  For the remainder of 2018, we expect to incur expenses ranging from $0.9 million to $1.2 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 10. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $97.04 per share for the current aggregate semi-annual dividend of $13.6 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of September 30, 2018, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $65.2 million.

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

As of September 30, 2018, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $0.9 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2018, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2018.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2018 could change in the near term.

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At September 30, 2018, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At September 30, 2018, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2018, we did not have any outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $15.2 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2018.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

The Company is discussing with its executive officers changes to their employment agreements.  During the third quarter of 2018, the deadline to provide notice of termination of the existing employment agreement with each of Daniel D. Greenwell (Chairman and CEO), Mark T. Behrman (Executive Vice President and Chief Financial Officer) and Michael J. Foster (Senior Vice President, General Counsel and Secretary) was extended through mutual agreement of each such executive and the Company to December 7, 2018 in order to continue those discussions.

Item 6. Exhibits

See “Index to Exhibits” on page 44.

Index to Exhibits Item 6

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1	Certificate of Designations of Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.1 to the Company’s Form 8-K filed October 19, 2018

4.2	Certificate of Designations of Series F-1 Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.2 to the Company’s Form 8-K filed October 19, 2018

10.1	Securities Exchange Agreement, dated as of October 18, 2018, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2018

10.2

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

10.3(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell

10.4(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman

10.5(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster

31.1(a)	Certification of Daniel D. Greenwell, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Mark T. Behrman, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Daniel D. Greenwell, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Mark T. Behrman, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 24th day of October 2018.

LSB INDUSTRIES, INC.

/s/ Mark T. Behrman
Mark T. Behrman
Executive Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President and Corporate Controller
(Principal Accounting Officer)