Form 10-K
period 2018-12-31
LSB INDUSTRIES INC
filed 2019-02-26
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports submit such files).  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2018, was approximately $111 million.  As a result, the Registrant is an accelerated filer as of December 31, 2018.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2018.  Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 22, 2019, the Registrant had 28,809,079 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2018 fiscal year, are incorporated by reference in Part III.

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A.	Controls and Procedures	46

Item 9B.	Other Information	49

	PART III

	(Items 10, 11, 12, 13, and 14)	49

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2018 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	49

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

•	industrial grade AN (“LDAN”) and AN solutions for mining applications.

The products we manufacture at our facilities are primarily derived from natural gas (a raw material feedstock).  Our facilities and production processes have been designed to produce products that are marketable at nearly each stage of production.  This design has allowed us to develop and deploy a business model optimizing the mix of products to capture the value opportunities in the end markets we serve with a focus on balancing our production.

The chart below highlights representative products and applications in each of our end markets.

End Market	Products	Applications
Agricultural	UAN, HDAN, ammonia	Fertilizer and fertilizer blends for corn and other crops; NPK fertilizer blends

Industrial Acids and Other	Nitric acid, metallurgical and commercial grade ammonia, sulfuric acid, diesel exhaust fluid and other urea solutions, Specialty E-2 ammonium nitrate, CO2

Semi-conductor and polyurethane intermediates, ordnance; Pulp and paper, alum, water treatment, metals and vanadium processing; Power plant emissions abatement, water treatment, refrigerants, metals processing; Exhaust stream additive, horticulture / greenhouse applications; refrigeration

Mining	LDAN, AN solution, and HDAN	Specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2018	2017	2016
Percentage of consolidated net sales:
Agricultural products	50%	43%	44%
Industrial acids and other chemical products	39%	46%	42%
Mining products	11%	9%	12%
Other products	0%	2%	2%
	100%	100%	100%

Prior to July 1, 2016, we manufactured and sold a range of heating, ventilation and air conditioning products and related services (the “Climate Control Business”).  These products were primarily used in commercial, institutional and residential new building construction and renovations.  On July 1, 2016, we sold the Climate Control Business.

For information regarding our net sales, operating results and total assets for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Our Strategy

We pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices or short duration pre-sales and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that provide for the pass through of some raw material and other manufacturing costs.  We believe this product and market diversification strategy allows us to have more consistent levels of production compared to some of our competitors and helps reduce the volatility risk inherent in the prices of our raw material feedstock and/or the changes in demand for our products.

The strategy of developing industrial and mining customers helps to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to the natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources.  This volatility of sales pricing in our agricultural products may, from time to time, compromise our ability to recover our full cost to produce the product.  Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude us from balancing production and storage capabilities. Looking forward, we continually pursue profitable growth and margin enhancement.  Our strategy calls for continued emphasis on the agricultural sector, while remaining committed to further developing industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating acquisitions of strategic assets or companies, mergers with other companies and investment in additional production capacity where we believe those acquisitions, mergers or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

Key Operating Initiatives for 2019

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the On-Stream Rates of our Chemical Plants.  Over the past 18 months, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  We engaged outside maintenance experts to assist us in expediting implementation and overall use.  We have completed the initial implementation. Additionally, beginning in the third quarter of 2018, we engaged outside consultants to do a thorough review of our operating and maintenance procedures and our preventive maintenance programs at all of our facilities in an effort to determine where we may have gaps in procedures and programs and where we may need enhancements. Based on the “Gap Analysis” completed, we have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures.

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture.  As a result of these programs, we significantly lowered our recordable incident rate in 2018 as compared to the prior year and we remain well below the national average for recordable safety incidents.

•

Continue Broadening of the Distribution of our Products.  We increased our overall sales volume of HDAN over the past 24 months by approximately 30% through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor Facility which allows us to sell to new markets and customers out of that facility and; (2) educating growers on the agronomic benefits and the additional applications for HDAN.   To further leverage our plants current production capacity, we are continuing to expand the distribution of our mining products by partnering with customers to take product further into the Western U.S. as well as markets outside the U.S. We also partnered with a current customer to position an emulsion explosives plant at our El Dorado Facility.  We began selling product to that facility in the fourth quarter of 2018.  We will continue to explore further guest plant opportunities at our facilities in 2019.

In addition, through increased marketing efforts, we increased our sales volumes of nitric acid over the past 24 months by approximately 35%.  We continue to focus our efforts to expand our market for our nitric acid products in North America and to fully utilize available nitric acid production capacity of our facilities.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  In 2019, we will undertake a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.

•

Continued Focus on Procurement and Logistics.  In 2018, we engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of those changes, and began to see benefits during the third quarter of 2018. We believe that these efforts along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis, which we expect to realize over the next 12 to 24 months. Additionally, we will continue to focus on improving the effectiveness and overall cost of our logistics strategy through a centrally managed team focused on building logistics partners that will help us further drive efficiencies in 2019.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit in achieving those efforts. As a part of that, in the second quarter of 2018, we refinanced our outstanding Senior Secured Notes.  We will continue to actively seek ways to improve our capital structure going forward.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Our Competitive Strengths

Strategically Located Chemical Assets and Long-Standing Customer Relationships

Our business benefits from highly advantageous locations with logistical and distribution benefits.  We have access to the ammonia pipeline from the U.S. Gulf at our El Dorado Facility, which provides low cost transportation to distribution points.  The El Dorado Facility also has rail access that is in close proximity to our HDAN customers and cost advantaged when selling a number of our products West of the Mississippi River.  Our Cherokee Facility is located East of the Mississippi River, allowing it to reach customers that are not freight logical for others.  Our Cherokee Facility sits adjacent to the Tennessee River, providing barge delivery access, in addition to truck and rail delivery access.  Our Pryor Facility is located in the heart of the Southern Plains with close proximity to the Port of Catoosa along with strategic rail and truck delivery access.

Advantaged Raw Material Cost Position

We currently produce ammonia at our El Dorado, Cherokee and Pryor Facilities, which allows us to take advantage of the spread between producing and purchasing ammonia at those facilities.  Additionally, our Pryor Facility has a natural gas cost advantage as its cost of gas has historically been lower than our El Dorado and Cherokee Facilities.

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

Market Conditions

As discussed in more detail under “Key Industry Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, agricultural fertilizer demand is a significant driver of our sales volumes.  This demand is influenced by the number of acres planted of crops, principally corn, that require fertilizer to grow and to enhance yield.  Corn prices and those of soybean, cotton and wheat prices, affect the number of acres of corn planted in a given year, and the number of acres planted will influence nitrogen fertilizer consumption, likely affecting ammonia, UAN and urea prices.  Weather also has an effect on fertilizer application and consumption.  Industry reports indicated China’s recent tariffs placed on U.S. soybeans could result in a shift of 2 to 4 million acres that will be rotated from soybeans to corn in this next planting season. The USDA also estimates an increase in 2019 corn acres that is in line with other industry reports ranging between 92 million to 93 million acres. Soybean pricing concerns may drive crop planting selection when final crop choices are made at the farm level. The following February estimates are associated with the corn market:

	2019 Crop	2018 Crop	Percentage	2017 Crop	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.1	90.2	(1.2%)	94.0	(5.2%)
U.S. Yield per Acre (Bushels)	176.40	176.6	(0.1%)	174.6	1.0%
U.S. Production (Million bushels)	14,420	14,609	(1.3%)	15,148	(4.8%)
U.S. Ending Stocks (Million metric tons)	44.1	54.4	(18.9%)	58.3	(24.4%)
World Ending Stocks (Million metric tons)	309.8	340.8	(9.1%)	350.2	(11.5%)

(1)	Information obtained from WASDE reports dated February 8, 2019 (February Report) for the 2018/2019 (“2019 Crop”), 2017/2018 (“2018 Crop”) and 2016/2017 (“2016”) corn marketing years.
(2)	Represents the percentage change between the 2019 Crop amounts compared to the 2018 Crop amounts.
(3)	Represents the percentage change between the 2019 Crop amounts compared to the 2017 Crop amounts.

In our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, and our contractual arrangements with certain large customers.  Our mining products are generally sold into the coal and metals and mineral mining markets and are also used in the production of stone for construction and production of cement for quarrying operations.  As such, U.S. annual coal production will drive sale volumes of our mining products and over the past several years, U.S. coal production has been negatively impacted by low natural gas prices among other things.  As reported by the U.S. Energy Information Administration (“EIA”), annual coal production in the U.S. for the full year of 2018 was down 3% from 2017 due to this market’s weak competitive position in the electrical generation sector compared with natural gas and to a lesser degree lower export demand.  EIA is forecasting another 3% decrease in U.S. coal production in 2019 followed by a continued decline of 7% in 2020.  This estimated decline is based on the continual shift in utility-scale electricity generation from coal to natural gas.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy.  While we believe our plants are well located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  As part of our continued effort to expand sales of our mining products, we entered into an agreement with a current customer, by which the customer has located an emulsion explosives plant at our El Dorado Facility.  We will continue to explore further guest plant opportunities in 2019.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities. Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and through 2018, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply of fertilizer has been established.  We expect this trend to continue in 2019.

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

We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.  During the past few years, we have been successful in expanding outside our traditional markets by delivering to distributors on the Tennessee and Ohio rivers by barge, and by delivering to certain Western States by rail.  See our discussion above concerning broadening the distribution of our AN products under “Key Operating Initiatives for 2019”.

In addition, we have an agreement with a third-party purchaser, Coffeyville Resources Nitrogen Fertilizers, LLC, (“CVR”), to market and sell a portion of our UAN.  Demand for sales under this agreement is based on the expected needs of the purchaser’s customers.  The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at our Pryor Facility.  The term of the agreement runs through May 2019, with automatic one-year extensions, subject to a 180-day advance notice of termination from CVR or a 90-day advance notice from us.

We sell most of our agricultural products at the current spot market price in effect at the time of shipment, although we periodically enter into forward sales commitments for some of these products.  Sales of our industrial and mining products are generally made to customers pursuant to sales contracts or pricing arrangements on terms that include the cost of the primary raw materials as a pass-through component in the sales price.  These contractual sales stabilize the effect of commodity cost changes and fluctuations in demand for these products due to the cyclicality of the end markets.

Industrial Acids and Other Chemical Products

We manufacture and sell industrial acids and other chemical products primarily to the polyurethane, paper, fibers, emission control, and electronics industries.  In addition, we produce and sell blended and regular nitric acid and industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.  In addition, one of our subsidiaries, El Dorado Chemical Company (“EDC”) and Koch Fertilizer LLC (“Koch Fertilizer”) are parties to an ammonia purchase and sale agreement, under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that is in excess of EDC’s internal needs.  We began selling ammonia under this agreement during June 2016.  The term of the agreement runs until June 2020, with annual renewal options.

We operate the Baytown Facility on behalf of Covestro and we believe it is one of the largest and most technologically advanced nitric acid manufacturing units in the U.S.  We operate and maintain this facility pursuant to a long-term contract (the “Covestro Agreement”). The term of this agreement runs until June 2021 with options for renewal.  See discussion concerning the impact from the adoption of ASC 606 in Note 2 to the Consolidated Financial Statements included in this report.

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  Our sale prices generally vary with the market price of ammonia, sulfur or natural gas, as applicable, in our pricing arrangements with customers.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.  See our discussion above concerning broadening the distribution of our nitric acid products under “Key Operating Initiatives for 2019”.

Mining Products

We produce and sell LDAN and AN solution to the mining industry, which products are primarily used as AN fuel oil and specialty emulsions for surface mining of coal, mining of precious metals and for usage in quarries and providing aggregates to the construction industry.  We have signed long-term contracts with certain customers that provide for the annual sale of LDAN under various natural-gas-based pricing arrangements.  Additionally, during 2018 we entered into an agreement to have a current customer locate an emulsion explosives plant at our El Dorado Facility.  We began selling product to that facility during the fourth quarter of 2018.  We continue to explore further guest plant opportunities.  See our discussion above concerning broadening the distribution of our mining products under “Key Operating Initiatives for 2019”.

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas.  This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities.  When operating at optimum on-stream rates, the El Dorado Facility would purchase approximately 16.6 million MMBtus of natural gas annually to produce approximately 470,000 tons of ammonia; the Cherokee Facility would purchase approximately 5.8 million MMBtus of natural gas annually in order to produce approximately

180,000 tons of ammonia; and the Pryor Facility would purchase approximately 7.0 million MMBtus of natural gas annually to produce approximately 235,000 tons of ammonia.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price.  Periodically, we enter into volume purchase commitments and/or futures/forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward.  As of December 31, 2018, we did not have any volume purchase commitments with a fixed cost for natural gas.

See further discussion relating to the outlook for our business under “Key Industry Factors”.

Regulatory Matters

We are subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters" of this Item 1 and various risk factors under Item 1A.

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Austin Powder Company, CF Industries Holdings, Inc., Chemtrade Logistics Inc., EuroChem, Inc., OCI Partners NV, Dyno Nobel, a subsidiary of Incitec Pivot Limited, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Nutrien (formerly known as Agrium and Potash Corporation of Saskatchewan), Praxair, Inc., Trammo Inc. and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Employees

As of December 31, 2018, we employed 576 persons, 193 of whom are represented by unions under agreements that expire in July of 2019 through July of 2021.

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

Available Information

We make available free of charge through our Internet website (www.lsbindustries.com) or by calling Investor Relations (212) 836-9607 our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website.  The information included in our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements or to redeem our preferred stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and our ability to satisfy the redemption obligations for the Series E cumulative redeemable Class C preferred stock (“Series E Redeemable Preferred”) depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control.  We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $400 million principal amount of our Senior Secured Notes (the “Senior Secured Notes”), or the outstanding amount of the Working Capital Revolver Loan or to pay the cumulative dividends and redemption payment on the Series E Redeemable Preferred should the holder choose to redeem it on or after October 25, 2023, that applicable optional redemption date with respect thereto.

If cash flows and capital resources are insufficient to fund our debt, dividend or preferred stock redemption obligations, we could face substantial liquidity problems and will need to seek additional capital through the issuance of debt, the issuance of equity, asset sales or a combination of the foregoing.  If we are unsuccessful, we will need to reduce or delay investments and capital expenditures, or to dispose of other assets or operations, seek additional capital, or restructure or refinance debt or redeemable equity.  These alternative measures may not be successful, may not be completed on economically attractive terms, or may not be adequate for us to meet our debt or preferred stock redemption obligations when due.  Additionally, our debt agreements and the operating agreements associated with our Series E Redeemable Preferred limit the use of the proceeds from many dispositions of assets or operations.  As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt or preferred stock redemption obligations. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations. In such an event, we may not have sufficient assets to repay all of our debt.

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

We currently have a substantial amount of indebtedness, as well as dividend and redemption requirements relating to our preferred stock.  As a result, this level could, among other things:

•

require us to dedicate a substantial portion of our cash flow to the payment of principal, interest and dividends, thereby reducing the funds available for operations and future business opportunities;

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

Our debt agreements and our preferred stock contain covenants and restrictions that could restrict or limit our financial and business operations.  A breach of these covenants or restrictions could result in an event of default under one or more of our debt agreements or contracts at different entities within our capital structure, including as a result of cross acceleration or default provisions.

Our debt agreements and our preferred stock contain various covenants and other restrictions that, among other things, limit flexibility in operating our businesses.  A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming due and payable or could result in significant contractual liability.  These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock, make other restricted payments;
•	or make investments;
•	sell or transfer assets;
•	create liens on assets to secure debt;
•	engage in certain fundamental corporate changes or changes to our business activities;
•	make certain material acquisitions;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with affiliates;
•	designate subsidiaries as unrestricted subsidiaries; and
•	repay, repurchase or modify certain subordinated and other material debt.

The Working Capital Revolver Loan also contains certain affirmative covenants and requires the borrowers to comply with a fixed charge coverage ratio (as defined in the Working Capital Revolver Loan) if their excess availability (as defined in the Working Capital Revolver Loan) falls below a certain level.

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

In addition, certain failures to make payments when due on, or the acceleration of, significant indebtedness constitutes a default under some of our debt instruments, including the indenture governing the notes. Further, a breach of any of the covenants or restrictions in a debt instrument could result in an event of default under such debt instrument. Upon the occurrence of an event of default under one of these debt instruments, our lenders or noteholders could elect to declare all amounts outstanding under such debt instrument to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults or accelerations under our other debt. If we were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. In the case of a default under debt that is guaranteed, holders of such debt could also seek to enforce the guarantees. If lenders or noteholders accelerate the repayment of all borrowings, we would likely not have sufficient assets and funds to repay those borrowings. Such occurrence could result in our or our applicable subsidiary going into bankruptcy, liquidation or insolvency.

Despite our current levels of debt, we may still incur more debt ranking senior or equal in right of payment with our existing obligations, including secured debt, which would increase the risks described herein.

The agreements relating to our debt, including the Senior Secured Notes Indenture and the credit agreement governing our Working Capital Revolver Loan, limit but do not prohibit our ability to incur additional debt, including additional secured debt. Notwithstanding the fact that the Senior Secured Notes Indenture and the credit agreement governing our Working Capital Revolver Loan limit our ability to incur additional debt or grant certain liens on our assets, the restrictions on the incurrence of additional indebtedness and liens are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Borrowings under our Working Capital Revolver Loan bear interest at a variable rate, which subjects us to interest rate risk and could cause our debt service obligations to increase.

All of our borrowings under our Working Capital Revolver Loan are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may enter into interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

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

The equipment required for the manufacture of our products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit.  In addition, the cost for such equipment could be influenced by changes in regulatory policies (including tariffs) of foreign governments, as well as the U.S. laws and policies affecting foreign trade and investment.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board of Directors (the “Board”) has not made a decision whether or not to pay dividends on our common stock in 2019, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

Future issuances or potential issuances of our common stock or preferred stock could adversely affect the price of our common stock and our ability to raise funds in new stock offerings and could dilute the percentage ownership or voting power of our common stockholders.

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

A slowdown of, or persistent weakness in, economic activity caused by a deterioration of global market and economic conditions could adversely affect our business in the following ways, among others: conditions in the credit markets could impact the ability of our customers and their customers to obtain sufficient credit to support their operations; the failure of our customers to fulfill their purchase obligations could result in increases in bad debts and affect our working capital; and the failure of certain key suppliers could increase our exposure to disruptions in supply or to financial losses. We also may experience declining demand and falling prices for some of our products due to our customers’ reluctance to replenish inventories.  The overall impact of a global economic downturn or reduced overall global trade on us is difficult to predict, and our business could be materially adversely impacted.

In addition, conditions in the international market for nitrogen fertilizer significantly influence our operating results.  The international market for fertilizers is influenced by such factors as the relative value of the U.S. currency and its impact on the importation of fertilizers, foreign agricultural policies, the existence of, or changes in, import or foreign currency exchange barriers in certain foreign markets and other regulatory policies (including tariffs) of foreign governments, as well as the U.S. laws and policies affecting foreign trade and investment.

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

For 2018, seven customers accounted for approximately 40% of our consolidated net sales.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Furthermore, we are subject to litigation for which we could be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage.  If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, our business, results of operations, financial condition and liquidity could be materially adversely affected.  For further discussion of our litigation, please see “Other Pending, Threatened or Settled Litigation” in Note 9 to the Consolidated Financial Statements included in this report.

Loss of key personnel could negatively affect our business.

We believe that our performance has been and will continue to be dependent upon the efforts of our principal executive officers.  We cannot ensure that our principal executive officers will continue to be available (see discussion concerning our former CEO electing not to enter into a new employment agreement in Note 15 to the Consolidated Financial Statements). Although we have employment agreements with certain of our principal executive officers, including Mark T. Behrman and Cheryl A. Maguire, we do not have employment agreements with all of our key personnel.  The loss of some of our principal executive officers could have a material adverse effect on us.  We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

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

In January 2017, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to its Risk Management Program (“RMP”).  The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information.  Compliance with many of the rule’s new requirements will be required beginning in 2021.  The EPA temporarily delayed the rule’s effective date however, the delay was subsequently vacated with an immediate effective date.  On December 3, 2018, the EPA published a final rule that incorporates amendments to the RMP under 40 CFR Part 68. These requirements may have a negative effect on the profitability of our AN business.  The Occupational Safety and Health Administration (“OSHA”) is likewise considering changes to its Process Safety Management standards.  In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN.  While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

If we, or other companies with which we do business become subject to laws or regulations related to climate change, it could have a material adverse effect on us.  The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions.  Other countries have enacted climate change laws and regulations and the United States has been involved in discussions regarding international climate change treaties.  The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions.  Although these laws and regulations have not had any known material adverse effect on us to date, they could result in substantial costs, including compliance costs, monitoring and reporting costs and capital.  Furthermore, our reputation could be damaged if we violate climate change laws or regulations.  We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition.  Lastly, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate.  These may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures.  Any of these matters could have a material adverse effect on us.

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder, owns one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights with common stock equal to 15.7% of the total voting power of LSB’s common stock as of February 15, 2019.

Jack E. Golsen (“J. Golsen”), Steven J. Golsen (“S. Golsen”), Barry H. Golsen (“B. Golsen”), Linda Golsen Rappaport (“L. Rappaport”), Golsen Family LLC, an Oklahoma limited liability company (“Family LLC”), SBL LLC, an Oklahoma limited liability company (“SBL LLC”), and Golsen Petroleum Corp., an Oklahoma corporation (“GPC,” and together with Messrs. J. Golsen, S. Golsen and B. Golsen, Ms. L. Rappaport, Family LLC, SBL LLC, each a “Golsen Holder” and, collectively, the “Golsen Holders”) owned as of February 15, 2019, an aggregate of 2,185,517 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have .875 votes per share, or 875,000 votes), which together vote as a class and represent approximately 10.4% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock.

Pursuant to a Board Representation and Standstill Agreement entered into in connection with LSB Funding’s purchase of preferred stock in December 2015, as amended in October 2017 and 2018, LSB Funding has the right to designate two directors on our Board, and the Golsen Holders have the right to appoint two directors on our Board, subject to reduction in each case in certain circumstances.  This is in addition to their ability to vote generally in the election of directors.  As a result, each of LSB Funding and the Golsen Holders have significant influence over the election of directors to our Board.

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

We have authorized and unissued (including shares held in treasury) 46,155,095 shares of common stock and 4,090,231 shares of preferred stock as of December 31, 2018.  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

The foregoing provisions and agreements may discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management.  In addition, LSB Funding and the Golsen Holders have significant voting power and rights to designate board representatives, all of which may further discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following: our ability to invest in projects that will generate best returns for our stockholders;

•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our Facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	anticipated costs of Turnarounds during 2019;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

ASU	-	Accounting Standard Update.

B. Golsen	-	Barry H. Golsen.

BAE	-	BAE Systems Ordinance Systems, Inc.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

CEO	-	Chief Executive Officer.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Climate Control Group	-	Climate Control Group, Inc., a former direct, wholly owned subsidiary of Consolidated and an indirect subsidiary of LSB.

Covestro	-	The party with whom our subsidiary, EDN, has entered the Covestro Agreement.

Covestro Agreement	-

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

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

CVR Purchase Agreement	-	An agreement between PCC and CVR, whereby CVR has agreed to purchase certain volumes of UAN from PCC.

DD&A	-	Depreciation, depletion and amortization.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

ERP	-	Enterprise Resource Planning Software.

EPA	-	The U.S. Environmental Protection Agency.

Family LLC	-	Golsen Family LLC, an Oklahoma limited liability company.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-

Jack E. Golsen (“J. Golsen”), Steven J. Golsen (“S. Golsen”), Barry H. Golsen (“B. Golsen”), Linda Golsen Rappaport (“L. Rappaport”), Golsen Family LLC, an Oklahoma limited liability company (“Family LLC”), SBL LLC, an Oklahoma limited liability company (“SBL LLC”), and Golsen Petroleum Corp., an Oklahoma corporation (“GPC,” and together with Messrs. J. Golsen, S. Golsen and B. Golsen, Ms. L. Rappaport, Family LLC, SBL LLC, each a “Golsen Holder” and, collectively, the “Golsen Holders”).

GPC	-	Golsen Petroleum Corp., an Oklahoma corporation.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

IRS	-	U.S. Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

NIBE	-	NIBE Industrier AB (publ). and NIBE Energy Systems Inc., an indirect wholly owned subsidiary of NIBE Industrier AB.

NOL	-	Net Operating Loss.

NPDES	-	National Pollutant Discharge Elimination.

ODEQ	-	The Oklahoma Department of Environmental Quality.

OSHA	-	Occupational Safety and Health Administration.

PBRS	-	Performance-based restricted stock.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

RMP	-	Risk Management Program.

RSU	-	Restricted stock unit.

SBL LLC	-	SBL LLC, an Oklahoma limited liability company.

S. Golsen	-	Steven J. Golsen.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-

The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock, including the amended terms discussed in Note 11 to the Consolidated Financial Statements.

Series F Redeemable Preferred	-

The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock, including the amended terms discussed in Note 11 to the Consolidated Financial Statements.

SG&A	-	Selling, general and administrative expense.

Tax Cut Act	-	The Tax Cuts and Jobs Act of 2017.

Transition Agreement	-	An agreement between Jack Golsen and LSB, dated June 30, 2017.

TSA	-	A transition services agreement.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

Warrants	-	A warrant to purchase 4,103,746 shares of our common stock at a par value $0.10, which was held by LSB Funding LLC.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

Zena	-	Zena Energy L.L.C., a former subsidiary of the Company.

12% Senior Secured Notes	-	A former $50 million aggregate principal amount of 12% Senior Secured Notes.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2008 Plan	-	The 2008 Incentive Stock Plan.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2017 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2016 and ended in 2017.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ending in 2019.

7.75% Senior Secured Notes	-

A former $425 million aggregate principal amount of 7.75% Senior Secured Notes issued pursuant to the Original 7.75% Indenture, subsequently amended under the Supplemental Indenture, with a current interest rate of 8.50%.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2018:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	Covestro site
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Capacity Utilization	84% (B)	86% (C)	82% (D)	83% (E)

(A)

We distribute our agricultural products through 10 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); and 1 center located in Missouri (owned).

(B)

The percentage of utilization for the El Dorado Facility relates to its ammonia production capacity. The capacity utilization rate is based on optimal 1,350 tons per day of production.  We are currently producing at above 1,300 tons per day.  The listed rate excludes 12 Turnaround days during 2018.

(C)

The percentage of utilization for the Cherokee Facility relates to its ammonia production capacity and is based on 515 tons per day of production for the year.  The listed rate excludes 35 Turnaround days during 2018.

(D)

The percentage of utilization for the Pryor Facility relates to its ammonia production capacity and is based on 675 tons per day of production for the year.  We did not perform a Turnaround during 2018.  The Pryor Facility has additional operational capacity for nitric acid and AN solution in excess of its current ammonia capacity.

(E)

The percentage of utilization for the Baytown Facility relates to its nitric acid production capacity and is based on 1,530 tons per day of production for the year.  The listed rate excludes 24 Turnaround days during 2018.

Most of our real property and equipment located at our chemical facilities are being used to secure our long-term debt.  All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business and relate to domestic operations.

ITEM 3.  LEGAL PROCEEDINGS

See Legal Matters under Note 9 to the Consolidated Financial Statements included in this report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”.

Stockholders

As of February 15, 2019, we had approximately 414 record holders of our common stock.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2019.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2018 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2018	2017	2016	2015	2014
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales (2)	$378,160	$427,504	$374,585	$437,695	$495,888
Operating income (loss)	(23,025)	(34,091)	(90,223)	(71,166)	30,577
Interest expense, net	43,064	37,267	30,945	7,371	21,599
Provisions (benefit) for income taxes	1,740	(40,759)	(41,956)	(32,520)	4,251
Income (loss) from continuing operations	(72,226)	(30,293)	(88,133)	(46,146)	5,087
Income from discontinued operations, net of taxes (3)	—	1,076	200,301	11,381	14,547
Net income (loss)	(72,226)	(29,217)	112,168	(34,765)	19,634
Net income (loss) income attributable to common stockholders	$(102,741)	$(59,447)	$64,760	$(38,038)	$19,334
Income (loss) per common share attributable to common stockholders:
Basic:
Income (loss) from continuing operations	$(3.74)	$(2.22)	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	$—	$0.04	$7.82	$0.50	$0.65
Net income (loss)	$(3.74)	$(2.18)	$2.54	$(1.67)	$0.86
Diluted:
Income (loss) from continuing operations	$(3.74)	$(2.22)	$(5.28)	$(2.17)	$0.21
Income from discontinued operations, net of taxes	$—	$0.04	$7.82	$0.50	$0.64
Net income (loss)	$(3.74)	$(2.18)	$2.54	$(1.67)	$0.85
Selected Balance Sheet Data in Dollars:
Total assets	$1,148,333	$1,189,182	$1,270,420	$1,361,827	$1,130,572
Long-term debt, including current portion, net	$425,199	$409,399	$420,220	$520,422	$450,885
Redeemable preferred stocks	$202,169	$174,959	$145,029	$177,272	$—
Stockholders' equity	$342,197	$438,196	$492,513	$421,580	$434,048
Selected Other Data in Dollars:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference, to the MD&A contained in Item 7 of Part II of this report.  The financial information presented may not be indicative of our future performance.

(2)	See discussion concerning the impact from the adoption of ASC 606 in Note 2 to the Consolidated Financial Statements.
(3)	See discussion of our discontinued operations in Note 17 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2018 Consolidated Financial Statements included elsewhere in this report.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets.  We own and operate facilities in Cherokee, Alabama; El Dorado, Arkansas; and Pryor, Oklahoma, and operate a facility for Covestro in Baytown, Texas.  Our products are sold through distributors and directly to end customers throughout the U.S.

Key Operating Initiatives for 2019

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the On-Stream Rates of our Chemical Plants.  Over the past 18 months, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  We engaged outside maintenance experts to assist us in expediting implementation and overall use.  We have completed the initial implementation. Additionally, beginning in the third quarter of 2018, we engaged outside consultants to do a thorough review of our operating and maintenance procedures and our preventive maintenance programs at all of our facilities in an effort to determine where we may have gaps in procedures and programs and where we may need enhancements. Based on the “Gap Analysis” completed, we have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures.

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture.  As a result of these programs, we significantly lowered our recordable incident rate in 2018 as compared to the prior year and we remain well below the national average for recordable safety incidents.

•

Continue Broadening of the Distribution of our Products.  We increased our overall sales volume of HDAN over the past 24 months by approximately 30% through various marketing initiatives which include: (1) storing and distributing HDAN at our Pryor Facility which allows us to sell to new markets and customers out of that facility and; (2) educating growers on the agronomic benefits and the additional applications for HDAN.   To further leverage our plants’ current production capacity, we are continuing to expand the distribution of our mining products by partnering with customers to take product further into the Western U.S. as well as markets outside the U.S. We also partnered with a current customer to position an emulsion explosives plant at our El Dorado Facility.  We began selling product to that facility in the fourth quarter of 2018.  We will continue to explore further guest plant opportunities at our facilities in 2019.

In addition, through increased marketing efforts, we increased our sales volumes of nitric acid over the past 24 months by approximately 35%.  We continue to focus our efforts to expand our market for our nitric acid products in North America and to fully utilize available nitric acid production capacity of our facilities.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  In 2019, we will undertake a review of all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.

•

Continued Focus on Procurement and Logistics.  In 2018, we engaged outside experts to assist us in centralizing and expanding our Company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of those changes, and began to see benefits during the third quarter of 2018. We believe that these efforts along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis, which we expect to realize over the next 12 to 24 months. Additionally, we will continue to focus on improving the effectiveness and overall cost of our logistics strategy through a centrally managed team focused on building logistics partners that will help us further drive efficiencies in 2019.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit in achieving those efforts. As a part of that, in the second quarter of 2018, we refinanced our outstanding Senior Secured Notes.  We will continue to actively seek ways to improve our capital structure going forward.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Business Developments - 2018

Financing Transaction and Series E Redeemable Preferred Letter Agreement

As discussed in Note 7 to the Consolidated Financial Statements, on April 25, 2018 (the date of the “Financing Transactions”), we issued $400 million aggregate principal amount of 9.625% Senior Secured Notes due 2023 (the “Senior Secured Notes”). Most of the net proceeds from the Senior Secured Notes were used to repurchase all of our senior secured notes due 2019.

As discussed in Note 11, in connection with the financing transactions discussed above, we entered into a letter agreement with the holder of our Series E Redeemable Preferred to extend the date upon which a holder of Series E Redeemable Preferred has the right to elect to have such holder’s shares of Series E Redeemable Preferred redeemed by us from August 2, 2019 to October 25, 2023. The letter agreement also provides for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the financing transactions, (b) by an additional 0.50% on the fourth anniversary of the financing transactions and (c) by an additional 1.0% on the fifth anniversary of the financing transactions.

Completion of a Turnaround at Cherokee

During 2018, we successfully completed a 35-day Turnaround performed on our plants at our Cherokee Facility.  The next Turnaround for this facility is scheduled in 2021.  See additional discussion below under “Items Affecting Comparability of Results.”

Sale of Certain Non-Core Assets

During 2018, we sold certain non-core assets (primarily real estate properties) for approximately $6.0 million of net proceeds and recognized a net gain of approximately $2.4 million that is included in other income.  We continue to evaluate our assets to determine if there are additional non-core assets that we should consider monetizing.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 50% of our total net sales for 2018.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and effect product margins.

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  Industry reports indicated China’s recent tariffs placed on U.S. soybeans could result in a shift of 2 to 4 million acres that will be rotated from soybeans to corn in this next planting season. The USDA also estimates an increase in 2019 corn acres that is in line with other industry reports ranging between 92 million to 93 million acres.  Soybean pricing concerns may drive crop planting selection when final crop choices are made at the farm level. The following February estimates are associated with the corn market:

	2019 Crop	2018 Crop	Percentage	2017 Crop	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.1	90.2	(1.2%)	94.0	(5.2%)
U.S. Yield per Acre (Bushels)	176.40	176.6	(0.1%)	174.6	1.0%
U.S. Production (Million bushels)	14,420	14,609	(1.3%)	15,148	(4.8%)
U.S. Ending Stocks (Million metric tons)	44.1	54.4	(18.9%)	58.3	(24.4%)
World Ending Stocks (Million metric tons)	309.8	340.8	(9.1%)	350.2	(11.5%)

(1)	Information obtained from WASDE reports dated February 8, 2019 (February Report) for the 2018/2019 (“2019 Crop”), 2017/2018 (“2018 Crop”) and 2016/2017 (“2016”) corn marketing years.
(2)	Represents the percentage change between the 2019 Crop amounts compared to the 2018 Crop amounts.
(3)	Represents the percentage change between the 2019 Crop amounts compared to the 2017 Crop amounts.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and through 2018, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply of fertilizer has been established.  We expect this trend to continue into 2019.

Industrial

Sales of our industrial products were approximately 39% of our total net sales for 2018.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators continue to be positive for these sectors domestically.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 11% of our total net sales for 2018.  Our mining products are LDAN and AN solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the EIA, annual coal production in the U.S. for the full year of 2018 is down 3% from 2017 due to this market’s weak competitive position in the electrical generation sector compared with natural gas and to a lesser degree lower export demand.  EIA is forecasting another 3% decrease in U.S. coal production in 2019 followed by a continued decline of 7% in 2020.  This estimated decline is based on the continual shift in utility-scale electricity generation from coal to natural gas.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy.  While we believe, our plants are well located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  As part of our continued effort to expand sales of our mining products, we entered into an agreement with a current customer, by which the customer has located an emulsion explosives plant at our El Dorado Facility.  We will continue to explore further guest plant opportunities in 2019.

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

	2018	2017
Natural gas volumes (MMBtu in millions)	28	27
Natural gas average cost per MMBtu	$2.91	$3.04

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage. However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Higher transportation costs may impact our margins if we are not able to pass through these costs.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our El Dorado Facility performed partial Turnaround activities in the second and third quarters of 2018.  The remaining portion of this Turnaround activity will be performed in the third quarter of 2019.  Following the completion of this work, we expect the El Dorado Facility to move to a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

Our Cherokee Facility is currently on a three-year Turnaround cycle, with the last Turnaround performed in the third quarter of 2018 lasting 35 days.  The next Turnaround to be performed is expected to occur in the third quarter of 2021.

During the unplanned outage in the fourth quarter of 2017 at our Pryor Facility, we replaced the process gas pre-heat system which was originally planned for a scheduled Turnaround in 2018.  Completing the Turnaround at that time allowed us to avoid the previously planned Turnaround in 2018.  A Turnaround is scheduled for the third quarter of 2019 and we expect to continue with a two-year Turnaround cycle at this facility with the next Turnaround planned for the third quarter of 2021. At that time, we will seek to move to a three-year Turnaround cycle.

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

Consolidated Results for 2018

Our consolidated net sales for 2018 were $378.2 million compared to $427.5 million for 2017.  Our consolidated operating loss was $23.0 million compared to $34.1 million for 2017. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Turnaround Expense

During 2018, we incurred Turnaround costs totaling approximately $9.8 million associated with a 35-day Turnaround performed on our plants at our Cherokee Facility and a total of 12 days associated with Turnaround activity at our El Dorado Facility.

During 2017, we incurred Turnaround costs of approximately $1.3 million primarily relating to a 17-day Turnaround at our Pryor Facility. Turnaround costs are included in cost of sales. The Turnaround costs noted above do not include the impact on operating results relating to lost absorption of fixed costs or the reduced margins due to the lost production and subsequent product sales from our plants being shut down during the Turnaround.

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as ammonia is the basic product as used to produce all upgraded products.  The on-stream rates noted below exclude Turnaround days, when applicable.

At our Cherokee Facility, the ammonia plant on-stream rate for 2018 was 94% compared to 99% for the same period of 2017.  The ammonia plant’s on-stream rate was impacted by maintenance completed on its primary reformer during the first quarter of 2018. Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our El Dorado Facility, the ammonia plant’s on-stream rate for 2018 was 88% compared to 86% for the same period of 2017. The ammonia plant’s on-stream rate for 2018 was impacted by maintenance completed on its boiler relating to tube failures caused by a power outage during June 2018. The El Dorado Facility’s ammonia plant operated at 93% during the second half of 2018 and we are targeting an ammonia plant average on-stream rate for 2019 of 95%.

At our Pryor Facility, the on-stream rate for 2018 for our ammonia plant increased to 89% from 69% in 2017. Despite having to perform maintenance to repair leaks in the ammonia plant’s waste heat boiler during 2018, this was the Pryor Facility’s best full year performance since we brought the facility online in 2010. We view this result as an indication that the leadership changes in personnel and reliability investments made, coupled with the maintenance management systems, procedures and preventative maintenance programs being implementing are yielding positive results.  While we anticipate brief periods of unscheduled downtime during 2019 as we continue to take actions to improve long-term reliability, we are targeting an ammonia plant average on-stream rate for 2019 of 90%.

We believe that our focus on improving on-stream rates as discussed in key operating initiatives will continue to improve our overall on-stream rate for 2019.

Selling Prices

During 2018, we experienced improved selling prices for our agricultural products compared to 2017.  Average selling prices for our ammonia, UAN and HDAN increased 16%, 15% and 11%, respectively compared to 2017 average selling prices.  This increase reflects a more favorable alignment of demand with market capacity for these products. We expect these overall sales price levels to continue into 2019.

Our 2018 average industrial selling prices for our ammonia also improved compared to 2017.  2018 average Tampa Ammonia pricing improved 12% as compared to 2017 and many of our industrial contracts are indexed to the Tampa Ammonia price.

Depreciation Expense

During 2018 and 2017, depreciation expense was $70.3 million and $67.0 million, respectively.  For 2018, approximately $2.0 million relates to accelerated depreciation at the El Dorado Facility due to the tube failures discussed above.

Interest Expense

During 2018 and 2017, interest expense was $43.1 million and $37.3 million, respectively.  The change primarily relates to our Senior Secured Notes, which includes approximately $0.9 million related to debt modification fees associated with the financing transactions discussed above under “Business Developments - 2018” and in Note 7 to the Consolidated Financial Statements.

Loss on Extinguishment of Debt (2018 only)

As the result of the financing transactions relating to the Senior Secured Notes and repurchase of the senior secured notes due 2019, we incurred a loss on extinguishment of debt of $6.0 million.

Valuation Allowance on Deferred Tax Assets (2018 only)

As discussed in Note 8 and below under “Critical Accounting Policies and Estimates”, during the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets (resulting in an income tax provision) since we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized. The impact from the valuation allowance in 2018 was approximately $15 million.

Severance Benefits and Accelerated Stock-based Compensation (2018 only)

We incurred $5.3 million associated with certain severance benefits and accelerated stock-based compensation relating to Daniel D. Greenwell, our former Chief Executive Officer (“CEO”), electing not to renew his employment agreement in December 2018.

Recovery from a Settlement with a Vendor (2018 only)

We and a vendor mediated a settlement relating primarily to a business interruption claim caused by defective work performed by the vendor at our Pryor Facility. As a result of the settlement, the vendor paid us $4.0 million. As part of the settlement, we paid the vendor $0.5 million to settle $1.1 million of invoices that were held in our accounts payable. As a result, we recognized a recovery from this settlement totaling $4.6 million of which $4.4 million was classified as a reduction to cost of sales (primarily relating to our business interruption claim) and the remaining balance of $0.2 million as a reduction to PP&E.

Adoption of ASC 606 in 2018

See discussion concerning the impact from the adoption of ASC 606 in Note 2.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018, 2017, and 2016 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table contains certain financial information relating to our continuing operations:

				Percentage
	2018	2017	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$187,164	$184,054	$3,110	2%
Industrial acids and other chemical products (1)	148,598	196,029	(47,431)	(24)%
Mining products	42,398	38,854	3,544	9%
Other products	—	8,567	(8,567)	(100)%
Total net sales	$378,160	$427,504	$(49,344)	(12)%

Gross profit	$15,835	$5,466	$10,369	190%
Gross profit percentage (2)	4.2%	1.3%	2.9%
Selling, general and administrative expense	40,811	34,990	5,821	17%
Other expense (income), net	(1,951)	4,567	(6,518)
Operating loss	(23,025)	(34,091)	11,066	(32)%
Interest expense, net	43,064	37,267	5,797	16%
Loss on extinguishment of debt	5,951	—	5,951
Non-operating other income, net	(1,554)	(306)	(1,248)
Provision (benefit) for income taxes (3)	1,740	(40,759)	42,499	(104)%
Loss from continuing operations	(72,226)	(30,293)	(41,933)	(138)%

Property, plant and equipment expenditures:	$37,050	$35,425	$1,625	5%

Depreciation, depletion and amortization of property, plant and equipment:	$70,266	$66,996	$3,270	5%

(1)	See discussion concerning the impact from the adoption of ASC 606 in Note 2 to the Consolidated Financial Statements

(2)	As a percentage of net sales
(3)	See discussion in Note 8 to the Consolidated Financial Statements

The following tables provide key operating metrics for the Agricultural Products:

				Percentage
Product (tons sold)	2018	2017	Change	Change
UAN	400,054	488,794	(88,740)	(18)%
HDAN	284,433	279,789	4,644	2%
Ammonia	82,586	94,210	(11,624)	(12)%
Other	23,422	25,664	(2,242)	(9)%
Total	790,495	888,457	(97,962)	(11)%

				Percentage
Gross Average Selling Prices (price per ton)	2018	2017	Change	Change
UAN	$176	$153	$23	15%
HDAN	$264	$237	$27	11%
Ammonia	$319	$276	$43	16%

With respect to sales of Industrial and Other Chemical Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2018	2017	Change	Change
Ammonia	238,520	228,849	9,671	4%
Nitric Acid - excluding Baytown	110,975	100,628	10,347	10%
Other Industrial Products	32,110	31,485	625	2%
Total	381,605	360,962	20,643	6%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2018	2017	Change	Change
LDAN/HDAN/AN Solution	163,308	149,345	13,963	9%

Net Sales

•

Agricultural products sales increased primarily from higher average sales prices for our major products as a result of improved commodity pricing and overall higher product selling prices.  This increase was partially offset by the lost production at our Cherokee Facility resulting from a 35-day Turnaround performed during 2018.  UAN volumes were also higher in 2017 due to the timing of barge shipments that crossed over year-end and landed in the first quarter of 2017. Additionally, ammonia sales volumes were lower as a result of a poor fall application season.  The delayed 2018 fall harvest coupled with poor weather conditions resulted in a decline of approximately 55% of fall ammonia applications compared to the 2017 fall application season.  As a result of the lower demand, a portion of our agricultural ammonia was sold into our industrial markets. HDAN sales volumes, although slightly higher than 2017, were also impacted by substantially higher rainfall amounts occurring during the last few months of 2018.

•

Industrial acids and other industrial chemical products sales decreased approximately 24%, due to the impact from adopting ASC 606 as discussed in Note 2. Since we adopted ASC 606 using the “modified retrospective” method, the prior periods were not restated. If we had applied ASC 606 to these specific arrangements during 2017, net sales for these products would have been reduced by approximately $65.4 million to $130.7 million representing a $17.9 million or 13.7% increase for 2018 compared to 2017.  Excluding this impact, sales increased primarily due to improved average selling prices and stronger sales volumes reflecting expanded marketing efforts and the continued strength of the U.S. economy.

•	Mining product sales increased primarily as a result of the broadening of our AN distribution markets combined with new guest plant arrangements.
•

Other products consist of natural gas sales from our former working interests in certain natural gas properties and sales from our former business that sold industrial machinery and related components, both of which were sold during 2017.

Gross Profit

As noted in the table above, we recognized a gross profit of $15.8 million in 2018 compared to $5.5 million in 2017, or an increase in gross profit of approximately $10.3 million.  In addition to the net positive effect from the higher sales discussed above, our gross profit improvement includes a net reduction of natural gas cost of approximately $1.3 million from lower average natural gas prices, partially offset by higher natural gas volumes purchased as the result of improved on-stream and production rates at our Pryor and El Dorado Facilities, which are the result of implementing our key operating initiatives to improve plant reliability.  Our gross profit was also impacted by the following:

•

approximately $8.5 million from higher expenses associated with the Turnarounds primarily performed at our Cherokee and El Dorado Facilities and the resulting lost production during the 35-day and 12-day Turnarounds at Cherokee and El Dorado: and

•	approximately $3.2 million from additional consulting costs associated with our reliability and purchasing initiatives.

Also, as discussed above under “Items Affecting Comparability-Recovery from a Settlement with a Vendor”, our 2018 gross profit included a recovery from a settlement with a vendor of $4.4 million classified as a reduction to cost of sales (primarily relating to our business interruption claim).

In addition, 2017 gross profit included a recovery of precious metals of $2.9 million and approximately $3.3 million of gross profit associated with our former industrial machinery business and working interests in certain natural gas properties, both sold in 2017.

Selling General and Administrative Expense

Our SG&A expenses were $40.8 million for 2018, an increase of $5.8 million compared to 2017, of which $5.3 million associated with severance benefits and accelerated stock-based compensation relating to our former CEO electing not to renew his employment agreement in December 2018.  Excluding this impact, SG&A expenses increased $0.5 million including higher professional fees of $2.6 million associated with our legal matters partially offset by a reduction in insurance and other miscellaneous expenses of $0.5 million and the impact from $1.6 million of SG&A expenses related to two former businesses that were sold in 2017.

Other Expense (Income), net

Other income for 2018 was $2.0 million that includes a net gain from the sales of certain non-core assets (primarily consisting of real estate).  Other expense for 2017 was $4.6 million for 2017 that includes a total net loss of $7.0 million primarily from the sales of our engineered products business (industrial machinery and related components) and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement and $1.0 million in miscellaneous items.

Interest Expense, net

Interest expense for 2018 was $43.1 million compared to $37.3 million for 2017.  The increase relates primarily to the issuance of the Senior Secured Notes and approximately $0.9 million related to debt modification fees associated with this financing as discussed in Note 7 to the Consolidated Financial Statements.

Loss on Extinguishment of Debt

During 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million as discussed above under “Items Affecting Comparability of Results - Loss on Extinguishment of Debt” and in Note 7.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2018 was $1.7 million compared to a $40.8 million benefit in the same period in 2017.  The effective tax rate, including the impact of tax reform adjustments, was 2.5%, as compared to a benefit rate of 57% for 2017.  The 2018 effective tax rate was impacted by adjustments made to our valuation allowances during 2018 including a reversal of approximately $2.3 million of state valuation allowance related to tax law changes. The significant tax benefit in 2017 was primarily due to the adjustments recorded in 2017 on the deferred tax assets and liabilities from the decrease in the federal enacted tax rate as a result of tax reform in 2017.

Income from Discontinued Operations, net of taxes

The results of operations of our former Climate Control Business are presented as discontinued operations.  For 2017, income from discontinued operations was $1.1 million, consisting of a gain of $2.6 million relating primarily to estimate revisions to contingent obligations and net of a tax provision of $1.5 million.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table contains certain financial information relating to our continuing operations:

				Percentage
	2017	2016	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$184,054	$166,180	$17,874	11%
Industrial acids and other chemical products	196,029	155,744	40,285	26%
Mining products	38,854	43,532	(4,678)	(11)%
Other products	8,567	9,129	(562)	(6)%
Total net sales	$427,504	$374,585	$52,919	14%

Gross profit (loss)	$5,466	$(49,306)	$54,772	111%
Gross profit (loss) percentage (1)	1.3%	(13.2)%	14.5%
Selling, general and administrative expense	34,990	40,168	(5,178)	(13)%
Impairment of goodwill	—	1,621	(1,621)	(100)%
Other expense (income), net	4,567	(872)	5,439
Operating loss	(34,091)	(90,223)	56,132	62%
Interest expense, net	37,267	30,945	6,322	20%
Loss on extinguishment of debt	—	8,703	(8,703)	100%
Non-operating other expense (income), net	(306)	218	(524)
Benefit for income taxes	(40,759)	(41,956)	1,197	(3)%
Loss from continuing operations	(30,293)	(88,133)	57,840	66%

Additions to property, plant and equipment:	$37,433	$165,104	$(127,671)	(77)%

Depreciation, depletion and amortization of property, plant and equipment:	$66,996	$59,354	$7,642	13%

(1)	As a percentage of net sales

The following tables provide key operating metrics for the Agricultural Products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
UAN	488,794	372,593	116,201	31%
HDAN	279,789	218,283	61,506	28%
Ammonia	94,210	93,013	1,197	1%
Other	25,664	23,290	2,374	10%
Total	888,457	707,179	181,278	26%

				Percentage
Average Selling Prices (price per ton)	2017	2016	Change	Change
UAN	$153	$173	$(20)	(12)%
HDAN	$237	$253	$(16)	(6)%
Ammonia	$276	$331	$(55)	(17)%

With respect to sales of Industrial and Other Chemical Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
Ammonia	228,849	127,265	101,584	80%
Nitric Acid - excluding Baytown	100,628	82,237	18,391	22%
Other Industrial Products	31,485	38,059	(6,574)	(17)%
Total	360,962	247,561	113,401	46%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

				Percentage
Product (tons sold)	2017	2016	Change	Change
LDAN/HDAN/AN Solution	149,345	153,535	(4,190)	(3)%

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

•

Industrial acids and other chemical products sales increased driven by strong industrial ammonia sales at our El Dorado Facility from higher plant on-stream rates (minimal ammonia production during the first half of 2016 from this facility).  In addition, nitric acid sales from El Dorado continued to expand and sales volume was significantly higher compared to 2016, although at lower net prices due to longer shipping distances and stronger market competitive pressures.

•

Mining products sales decreased primarily as the result of both lower sales volume and lower selling prices of AN Solution partially offset by increases in LDAN sales volume from our El Dorado Facility.  We continued to face lower sales volume of AN Solution from our Cherokee Facility as demand from our customers remained suppressed by overall Appalachia coal market conditions and increased competitive production capacity in our region.

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

Other Expense (Income), net

Our net other expense for 2017 was $4.6 million compared to net other income of $0.9 million for 2016.  The change primarily consists of a total net loss of $7.0 million relating to the sale of our working interest of certain natural gas properties, the sale of our engineered products business (industrial machinery and related components) and other non-core assets partially offset by the extinguishment and derecognition of a liability of approximately $1.4 million associated with a death benefit agreement and $0.1 million in miscellaneous items.

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

Benefit for Income Taxes

The benefit for income taxes for continuing operations in 2017 was $41 million compared to $42 million for the same period in 2016.  The effective tax rate, including the impact of tax reform adjustments, was 57% for 2017 compared to 32% for 2016.  The increase in the benefit rate is primarily due to the adjustments on the deferred tax assets and liabilities from the enacted tax rate as a result of tax reform in 2017.  The provisional adjustments related to tax reform resulted in recording a tax benefit of $23 million.

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

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for 2018 and 2017:

	2018	2017	Change
	(In Thousands)
Net cash flows from continuing operating activities	$17,622	$2,276	$15,346

Net cash flows from continuing investing activities	$(25,740)	$(10,845)	$(14,895)

Net cash flows from continuing financing activities	$547	$(16,132)	$16,679

Cash Flow from Continuing Operating Activities

Net cash provided by continuing operating activities was $17.6 million for 2018 compared to $2.3 million for 2017, an improvement of approximately $15.3 million.

For 2018, the net cash provided is the result of a net loss of $72.2 million plus adjustments of $70.3 million for depreciation, depletion and amortization of PP&E, $8.4 million for stock-based compensation, $6.0 million for a loss on extinguishment of debt, $1.8 million for deferred taxes and other adjustments totaling approximately $2.8 million and net cash provided of approximately $0.5 million primarily from our working capital including an increase in inventories and accounts payables and a decrease in accrued interest.

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

Cash Flow from Continuing Investing Activities

Net cash used by continuing investing activities was $25.7 million for 2018 compared to $10.8 million for 2017, a change of $14.9 million.

For 2018, the net cash used is the result of $37.1 million on expenditures for PP&E partially offset by $6.7 million from net proceeds from the sale of PP&E, $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of the Climate Control business in 2016 and approximately $2.0 million relating to a recovery from a property insurance claim and other investing activities.

For 2017, the net cash used relates to expenditures for PP&E of $35.4 million partially offset by net proceeds of $23.8 million from the sale of our working interests in certain natural gas properties, engineered products business (industrial machinery and related components) and other property and equipment and $0.8 million associated with other activities.

Cash Flow from Continuing Financing Activities

Net cash provided by continuing financing activities was $0.5 million for 2018 compared to net cash used $16.1 million for 2017, a change of approximately $16.6 million.

For 2018, the net cash provided consists of net proceeds of $390.5 million from the Senior Secured Notes, $10.9 million from short-term financing, and $10.0 million from our Working Capital Revolver Loan partially offset by $375 million repayment of the senior secured notes due 2019, payments of $20.0 million on other long-term debt and short-term financing, payments of $11.0 million for debt related costs, payments of $2.8 million of fees associated with the modification of terms of our Series E Redeemable Preferred and approximately $2.1 million of other financing activities.

For 2017, the net cash used consists of payments on long-term debt and related costs of $14.2 million and $1.9 million of other activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	December 31,
	2018	2017
	(In Millions)
Cash and cash equivalents	$26.0	$33.6
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	10.0	—
Senior Secured Notes due 2023 (1)	400.0	—
Senior Secured Notes due 2019 (1)	—	375.0
Secured Promissory Note due 2019	7.2	8.2
Secured Promissory Note due 2021	8.1	11.2
Secured Promissory Note due 2023	14.7	16.7
Other	0.2	3.0
Unamortized discount and debt issuance costs	(15.0)	(4.7)
Total long-term debt, including current portion, net	$425.2	$409.4
Series E and F redeemable preferred stock (2)	$202.2	$175.0
Total stockholders' equity	$342.2	$438.2

(1)	See discussion contained in Note 7 to the Consolidated Financial Statements.
(2)	Liquidation preference of $212.1 million as of December 31, 2018.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $50 million.  During the fourth quarter of 2018, we delivered product to several customers with extended short-term payment terms as a means of optimizing our inventory and storage capacity headed into the spring season.  We utilized the revolver to finance normal working capital fluctuations such as these receivables. As of December 31, 2018, our Working Capital Revolver Loan had outstanding borrowings of $10.0 million and $37.2 million of availability.

As discussed below, we have planned capital expenditures relating to maintaining and enhancing safety and reliability at our facilities of approximately $30 million to $35 million.  This is inclusive of a new sulfuric acid converter at our El Dorado Facility that we plan to install in the fourth quarter of 2019 and estimate will cost approximately $7.5 million. We expect this investment to significantly improve the reliability of that plant while increasing the production capacity from approximately 140,000 tons to 160,000 tons allowing us to take advantage of attractive market conditions.  We are finalizing the equipment financing for this capital project.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2018, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2019 and 2023 - See discussion contained in Note 7 to the Consolidated Financial Statements. As a result of the financing transactions, our interest expense has increased as compared to 2017.

Secured Promissory Note due 2019 – EDC is party to a secured promissory note due in June 2019.  This promissory note bears interest at the annual rate of 5.73%. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due in March 2021.  This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments.

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a current total rate of 6.76%.

Working Capital Revolver Loan - At December 31, 2018, we had $10.0 million outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $37.2 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At December 31, 2018, there were 139,768 outstanding shares of Series E Redeemable Preferred.

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

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder, this accretion has and will continue to affect income (loss) per common share.  In addition, this accretion could accelerate if the expected redemption date is earlier than October 25, 2023.

As of December 31, 2018, the aggregate liquidation preference (par value plus accrued dividends) was $212.1 million.

Also, see discussion in Note 11 to the Consolidated Financial Statements included in this report.

Capital Expenditures – 2018

For 2018, capital expenditures relating to PP&E were $37.1 million, which expenditures include approximately $0.9 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital expenditures for 2019.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $3.2 million in 2018 in connection with environmental projects.  For 2019, we expect to incur expenses ranging from $3.2 million to $4.2 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 11. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $103.83 per share for the current aggregate semi-annual dividend of $14.5 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2018, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $72.3 million.

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

As of December 31, 2018, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.0 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2018, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2018, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2019	2020	2021	2022	2023	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$400,000	$—	$—	$—	$—	$400,000	$—
Other	40,161	12,552	5,544	3,239	12,025	6,801	—
Total long-term debt	440,161	12,552	5,544	3,239	12,025	406,801	—
Interest payments on long-term debt (1)	179,093	40,553	40,042	39,757	39,315	19,426	—
Series E redeemable preferred stock (2)	139,768	—	—	—	—	139,768	—
Dividends earned Series E redeemable preferred stock (2)	276,783	—	—	—	—	276,783	—
Other capital expenditures (3)	35,000	35,000	—	—	—	—	—
Operating leases	18,760	6,674	3,547	2,364	1,949	1,696	2,530
Natural gas pipeline commitment (4)	5,220	720	720	720	720	720	1,620
Other contractual obligations	19,346	4,530	3,008	2,697	2,226	4,421	2,464
Other contractual obligations included in noncurrent accrued and other liabilities (5)	4,385	—	2,545	41	33	1,659	107
Total	$1,118,516	$100,029	$55,406	$48,818	$56,268	$851,274	$6,721

(1)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2018.
(2)

The Series E redeemable preferred stock (including dividends) are assumed to be redeemed and paid on the earliest possible redemption date by the holder (October 25, 2023) and that dividends are accrued until that date.

(3)

Other capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2018 which includes approximately $7.5 million in financing we are finalizing as discussed above under Capitalization.

(4)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(5)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2018.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based the value of our common stock at December 31, 2018 and is based on the earliest possible redemption date by the holder, October 25, 2023.

New Accounting Pronouncements

For recently adopted and recently issued accounting standards, see discussions in Note 1 to the Consolidated Financial Statements included in this report.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2018, could change in the near term.  The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

We are involved in various legal matters that require management to make estimates and assumptions, including costs relating to the lawsuit styled City of West, Texas v CF Industries, Inc., et al, discussed under “Other Pending, Threatened or Settled Litigation” of Note 9 to the Consolidated Financial Statements include in this report.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Environmental, Health and Safety Matters” in Item 1 of this report, we are subject to specific federal and state regulatory compliance laws and guidelines.  We have developed policies and procedures related to regulatory compliance.  We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters.  We are involved in various environmental matters that require management to make estimates and assumptions, including our current inability to develop a meaningful and reliable estimate (or range of estimate) as to the costs relating to a corrective action study work plan approved by the Kansas Department of Health and Environment (“KDHE”) discussed under footnote 3 – Other Environmental Matters of Note 9.  At December 31, 2018 and 2017, liabilities totaling $0.2 million for both periods have been accrued relating to these issues as discussed.  This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.  At the time that cost estimates for any corrective action are received, we will adjust our accrual accordingly.  It is reasonably possible that the adjustment to the accrual and the actual costs could be significantly different than our current estimates.

Income Tax – As discussed in Note 8, during the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  This valuation allowance is reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our 2018 results.  Based on our analysis, we now believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and the valuation allowance recorded during 2018 was approximately $15 million.

Senior Secured Notes – As discussed in Note 7, LSB completed the issuance and sale of the Senior Secured Notes in April 2018. A portion of this transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed, as incurred, and are included in interest expense. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the 8.5% Senior Secured Notes.  The extinguishment and modification conclusion impacts the treatment of discounts and debt issuance costs. In addition, certain embedded features included in the Senior Secured Notes were evaluated to identify if those features represented a derivative and required bifurcation.

Redeemable Preferred Stocks – In December 2015, we issued the Series E and F Redeemable Preferred. The redeemable preferred stocks are redeemable outside of our control and are classified as temporary/mezzanine equity on our consolidated balance sheet.  In addition, certain embedded features (the “embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  As discussed in Note 11, the terms of the Series E Redeemable Preferred were amended in 2018 associated with a letter agreement in connection with the issuance and sale of the Senior Secured Notes discussed above. The amended terms associated with the letter agreement were determined to result in a nonsubstantial modification, which determination included estimates regarding the probability, timing and amount of shares redeemed prior to October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which required bifurcation from the Series E Redeemable Preferred and is classified as a derivative liability.

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  Approximately $30 million of accretion (including the amount for earned dividends) was recorded to retained earnings in 2018.  At December 31, 2018, the carrying value of these redeemable preferred stocks was $202.1 million.

For the embedded derivative, changes in fair value are recorded in our statement of operations. As the result of the financing transaction relating to the Senior Secured Notes and the letter agreement, we estimate that the contingent redemption features have fair value at December 31, 2018 since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.

At December 31, 2018 and 2017, the fair value of the embedded derivative was $1.6 million and $2.7 million, respectively, primarily relating to the participation rights based on the equivalent of 303,646 shares of our common stock at $5.52 and $8.76 per share, respectively.  No valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative based on our current forecast.  The valuation is classified as Level 3.

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At December 31, 2018, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities. We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2018, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2018, we have $10.0 million borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $14.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements as of December 31, 2018:

	Years ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$1,980	$1,980	$1,980	$11,980	$6,765	$—	$24,685
Weighted-average interest rate	6.44%	6.41%	6.37%	6.46%	6.75%	—	6.53%
Fixed interest rate debt	$10,572	$3,564	$1,259	$45	$400,036	$—	$415,476
Weighted-average interest rate	9.52%	9.59%	9.62%	9.62%	9.62%	—	9.62%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2018.

At December 31, 2018 and 2017, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable).  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 26, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2019.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-43

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1(P)	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.1 to the Company’s Form 8-K filed October 19, 2018

4.6	Certificate of Correction to Certificate of Designations of the Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc.	Exhibit 4.1 to the Company’s Form 8-K filed November 2, 2018

4.7	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.8	Certificate of Designations of Series F-1 Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.2 to the Company’s Form 8-K filed October 19, 2018

4.9	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a.	Exhibit 4.1 to the Company’s Form 8-K filed December 5, 2008

4.10	Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a.	Exhibit 4.3 to the Company’s Form 8-K filed December 5, 2008

4.11	Amendment to Renewed Rights Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and UMB Bank, n.a., dated as of December 4, 2015	Exhibit 4.3 to the Company’s Form 8-K filed December 8, 2015

4.12	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.13	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

4.14

Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.15	Indenture, dated as of April 25, 2018, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed April 25, 2018

4.16	Form of 9.625% Senior Secured Notes due 2023 (included in Exhibit 4.1).	Exhibit 4.2 to the Company’s Form 8-K filed April 25, 2018

10.1*	Form of Death Benefit Plan Agreement, dated April 1, 1981	Exhibit 10.2 to the Company’s Form 10-K filed March 31, 2006

10.2*	LSB Industries, Inc. Outside Directors Stock Purchase Plan, dated May 24, 1999	Exhibit 99.2 to the Company’s Form 8-K filed October 23, 2014

10.3*	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by First Amendment, effective June 5, 2014	Exhibit 99.3 to the Company’s Form 8-K filed June 11, 2014

10.4*	Form of Restricted Stock Agreement	Exhibit 10.3 to the Company’s Form 8-K filed January 8, 2016

10.5*	Form of Incentive Stock Option Agreement for 2008 Plan	Exhibit 10.8 to the Company’s Form 10-K filed February 29, 2016

10.6*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.7*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.8*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.9*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.10*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.11*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.12*(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman

10.13*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman	Exhibit 10.4 to the Company’s Form 10-Q filed October 24, 2018

10.14*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.15*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015	Exhibit 10.17 to the Company’s Form 10-K filed February 29, 2016

10.16*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 7, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.17*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell	Exhibit 10.3 to the Company’s Form 10-Q filed October 24, 2018

10.18*(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell

10.19*(a)	General Release Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of January 14, 2019

10.20*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 7, 2016

10.21*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K filed February 29, 2016

10.22*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.5 to the Company’s Form 10-Q filed October 24, 2018

10.23*(a)	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster

10.24*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.25*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K filed February 29, 2016

10.26*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2016

10.27*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2016

10.28*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 11, 2019

10.29*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.30*	Form of Retention Bonus Agreement	Exhibit 10.28 to the Company’s Form 10-K filed February 29, 2016

10.31

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

10.33

Indemnification Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.34	Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.35	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.36	Third Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 25, 2013, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

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

10.38

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

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.39	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

Exhibit 10.49 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.40	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

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

10.42

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.43	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.44	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.45	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.46	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.47	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.48	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.49

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

10.50

Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

10.51

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

10.52

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

10.53

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.54

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

Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2018

10.55	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

10.56	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016

10.57	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.58	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.59

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.60

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.61	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.62	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.63	Warrant to Purchase Common Stock issued by LSB Industries, Inc. to LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.2 to the Company’s Form 8-K filed December 8, 2015

10.64

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.65	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.66	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.67	Securities Exchange Agreement, dated as of October 18, 2018, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2018

10.68	Purchase and Sale Agreement dated May 11, 2017 between Zena Energy L.L.C and BKV Chelsea, LLC	Exhibit 10.1 to the Company’s Form 8-K filed May 11, 2017.

10.69*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.70

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.71

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith
(P)	Paper copy filed

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
February 26, 2019		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 26, 2019		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
February 26, 2019		Cheryl A. Maguire, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 26, 2019		Harold L. Rieker Jr., Vice President and Corporate Controller (Principal Accounting Officer)

Dated:	By:	/s/ Richard W. Roedel
February 26, 2019		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 26, 2019		Jonathan S. Bobb, Director

Dated:	By:	/s/ Jack E. Golsen
February 26, 2019		Jack E. Golsen, Chairman Emeritus

Dated:	By:	/s/ Barry H. Golsen
February 26, 2019		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 26, 2019		Kanna Kitamura, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 26, 2019		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 26, 2019		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09 (Topic 606)

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on contracts with customers in the 2018 financial statements to reflect the accounting method change due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606).

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

Oklahoma City, Oklahoma

February 26, 2019

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$26,048	$33,619
Accounts receivable	67,043	59,873
Allowance for doubtful accounts	(351)	(303)
Accounts receivable, net	66,692	59,570
Inventories:
Finished goods	27,726	20,415
Raw materials	1,483	1,441
Total inventories	29,209	21,856
Supplies, prepaid items and other:
Prepaid insurance	10,924	10,535
Supplies	24,576	27,729
Prepaid and refundable income taxes	661	1,736
Other	8,303	8,695
Total supplies, prepaid items and other	44,464	48,695
Total current assets	166,413	163,740

Property, plant and equipment, net	974,248	1,014,038

Intangible and other assets, net	7,672	11,404

	$1,148,333	$1,189,182

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2018	2017
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$62,589	$55,992
Short-term financing	8,577	8,585
Accrued and other liabilities	42,129	35,573
Current portion of long-term debt	12,518	9,146
Total current liabilities	125,813	109,296

Long-term debt, net	412,681	400,253

Noncurrent accrued and other liabilities	8,861	11,691

Deferred income taxes	56,612	54,787

Commitments and contingencies (Note 9)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $212,071,000 ($185,231,000 at December 31, 2017)	202,169	174,959
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,785,000 ($2,545,000 at December 31, 2017)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,192,000 ($1,132,000 at December 31, 2017)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued (31,280,685 shares at December 31, 2017)	3,128	3,128
Capital in excess of par value	198,482	193,956
Retained earnings	153,773	256,214
	358,383	456,298
Less treasury stock, at cost:
Common stock, 2,438,305 shares (2,662,027 shares at December 31, 2017)	16,186	18,102
Total stockholders' equity	342,197	438,196
	$1,148,333	$1,189,182

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In Thousands, Except Per Share Amounts)
Net sales	$378,160	$427,504	$374,585
Cost of sales	362,325	422,038	423,891
Gross profit (loss)	15,835	5,466	(49,306)

Selling, general and administrative expense	40,811	34,990	40,168
Impairment of goodwill	—	—	1,621
Other expense (income), net	(1,951)	4,567	(872)
Operating loss	(23,025)	(34,091)	(90,223)

Interest expense, net	43,064	37,267	30,945
Loss on extinguishment of debt	5,951	—	8,703
Non-operating other expense (income), net	(1,554)	(306)	218

Loss from continuing operations before provision (benefit) for income taxes	(70,486)	(71,052)	(130,089)
Provision (benefit) for income taxes	1,740	(40,759)	(41,956)
Loss from continuing operations	(72,226)	(30,293)	(88,133)

Income from discontinued operations, net of taxes	—	1,076	200,301
Net income (loss)	(72,226)	(29,217)	112,168

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	26,840	23,443	27,761
Accretion of Series E redeemable preferred stock	3,375	6,487	18,256
Net income attributable to participating securities	—	—	1,091
Net income (loss) attributable to common stockholders	$(102,741)	$(59,447)	$64,760

Basic and dilutive income (loss) per common share:
Loss from continuing operations	$(3.74)	$(2.22)	$(5.28)
Income from discontinued operations, net of taxes	—	0.04	7.82
Net income (loss)	$(3.74)	$(2.18)	$2.54

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock-Common Shares	Non-Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock-Common	Total
	(In Thousands)
Balance at December 31, 2015	27,132	(3,736)	3,000	2,713	192,249	248,150	(24,532)	421,580
Net income						112,168		112,168
Dividend accrued on redeemable preferred stock						(27,761)		(27,761)
Accretion of redeemable preferred stock						(18,256)		(18,256)
Stock-based compensation					4,979			4,979
Exercise of stock options	45			4	367			371
Exercise of warrants, net	4,104	(34)		411			(411)	—
Issuance of restricted stock, net		765			(5,339)		4,855	(484)
Excess income tax detriment associated with stock-based compensation					(84)			(84)
Balance at December 31, 2016	31,281	(3,005)	3,000	3,128	192,172	314,301	(20,088)	492,513
Cumulative effect of change in accounting principle						1,060		1,060
Net loss						(29,217)		(29,217)
Dividend accrued on redeemable preferred stock						(23,443)		(23,443)
Accretion of redeemable preferred stock						(6,487)		(6,487)
Stock-based compensation					5,099			5,099
Issuance of restricted stock, net		317			(3,175)		1,814	(1,361)
Other		26			(140)		172	32
Balance at December 31, 2017	31,281	(2,662)	3,000	3,128	193,956	256,214	(18,102)	438,196
Net loss						(72,226)		(72,226)
Dividend accrued on redeemable preferred stock						(26,840)		(26,840)
Accretion of redeemable preferred stock						(3,375)		(3,375)
Stock-based compensation					8,358			8,358
Issuance of restricted stock, net		224			(3,852)		1,916	(1,936)
Other	2				20			20
Balance at December 31, 2018	31,283	(2,438)	3,000	3,128	198,482	153,773	(16,186)	342,197

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flows from continuing operating activities
Net income (loss)	$(72,226)	$(29,217)	$112,168
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
Income from discontinued operations, net of taxes	—	(1,076)	(200,301)
Deferred income taxes	1,825	(40,445)	(42,013)
Loss on extinguishment of debt	5,951	—	8,703
Depreciation, depletion and amortization of property, plant and equipment	70,266	66,996	59,354
Amortization of intangible and other assets	2,361	2,147	1,940
Loss (gain) on sales of businesses and other property and equipment	(1,637)	6,977	356
Stock-based compensation	8,358	5,213	3,992
Impairment of goodwill	—	—	1,621
Other	2,098	434	4,471
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(2,167)	(6,321)	(6)
Inventories	(6,698)	56	1,372
Prepaid insurance	(389)	635	(2,296)
Prepaid and accrued income taxes	1,074	(543)	5,619
Other supplies, prepaid items and other	(121)	(2,231)	167
Accounts payable	14,208	1,374	16,632
Accrued interest	(6,919)	(1)	(2,305)
Other current and noncurrent liabilities	1,638	(1,722)	8,488
Net cash provided (used) by continuing operating activities	17,622	2,276	(22,038)

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(37,050)	(35,425)	(212,543)
Proceeds from sales of businesses and other property and equipment	6,660	23,841	5,259
Net proceeds from sale of discontinued operations	2,730	—	356,704
Proceeds from property insurance recovery associated with property, plant and equipment	1,531	—	—
Other investing activities	389	739	3,877
Net cash provided (used) by continuing investing activities	(25,740)	(10,845)	153,297

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2018	2017	2016
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$10,000	$—	$76,516
Payments on revolving debt facility	—	—	(76,516)
Proceeds from 9.625% senior secured notes, net of discount and fees	390,473	—	—
Payments on senior secured notes	(375,000)	—	(100,000)
Proceeds from other long-term debt, net of fees	—	—	14,751
Payments on other long-term debt	(9,170)	(14,121)	(15,402)
Payments of debt-related costs, including extinguishment and modification costs	(10,974)	(90)	(12,270)
Proceeds from short-term financing	10,865	10,919	11,161
Payments on short-term financing	(10,872)	(11,479)	(11,392)
Payments of preferred stock modification costs	(2,777)	—	(785)
Redemption of preferred stock	—	—	(71,966)
Proceeds from exercises of stock options	20	—	371
Taxes paid on equity awards	(2,018)	(1,361)	(149)
Dividends paid on preferred stock	—	—	(8,028)
Net cash provided (used) by continuing financing activities	547	(16,132)	(193,709)
Cash flows of discontinued operations:
Net cash used by operating activities	—	(1,461)	(1,363)
Net cash used by investing activities	—	—	(1,025)
Net cash used by financing activities	—	(236)	(2,340)
Net cash used by discontinued operations	—	(1,697)	(4,728)
Net decrease in cash and cash equivalents	(7,571)	(26,398)	(67,178)

Cash and cash equivalents at beginning of year	33,619	60,017	127,195
Cash and cash equivalents at end of year	$26,048	$33,619	$60,017

See accompanying notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Consolidation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company”, “We”, “Us”, or “Our”) are consolidated in the accompanying consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.  Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Other products consisted of natural gas sales from our working interests in certain natural gas properties of our former subsidiary Zena Energy L.L.C. (“Zena”) and sales of industrial machinery and related components, which were sold during 2017.

During 2016, LSB completed the sale of all of the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of a stock purchase agreement as discussed in Note 17 – Discontinued Operations.

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

Sales to our customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers.  Six customers (including their affiliates) account for approximately 39% of our total net receivables (excluding the receivable amount related to the Wilson Settlement Agreement discussed in Note 9) at December 31, 2018.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs.

Because cost exceeded the net realizable value, inventory reserves were $278,000 and $933,000 at December 31, 2018 and 2017, respectively.

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

For financial reporting purposes, depreciation of the costs of PP&E is primarily computed using the straight-line method over the estimated useful lives of the assets.  No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service.  In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.  At December 31, 2018 and 2017, we had no long-lived assets classified as held for sale.

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

2016 Goodwill Impairment

Historically, the evaluation of goodwill for impairment involved a two-step test.  Step 1 involved comparing the estimated fair value of each respective reporting unit to its carrying value, including goodwill.  Step 2 involved calculating an implied fair value of goodwill by performing a hypothetical allocation of the estimated fair value of the reporting unit determined in step 1 to the respective tangible and intangible net assets of the reporting unit.  To the extent the carrying amount of goodwill exceeded the implied goodwill, the difference was the amount of the goodwill impairment.

During 2016, pricing for our key product groups deteriorated well below expectations and the lower price environment was expected to continue throughout 2017.  We determined the fair value of goodwill related to our El Dorado Facility was less than its carrying amount (goodwill and other) implied under step 2, which resulted in an impairment charge of $1.6 million to fully write-down the carrying value of goodwill.

Concentration of Credit Risks for Cash and Cash Equivalents and Sales – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  These financial instruments were held by financial institutions within the U.S. None of the financial instruments held within U.S. were in excess of the federally insured limits.

Net sales to one customer, Koch Fertilizer LLC (“Koch Fertilizer”), represented approximately 13%, 10% and 11% of our total net sales for 2018, 2017 and 2016, respectively.  Net sales to one customer, Coffeyville Resources Nitrogen Fertilizer, LLC (“CVR”), represented approximately 11% of our total net sales for 2018.  Net sales to one customer, Covestro AG (“Covestro”), represented approximately 12% and 13% of our total net sales for 2017 and 2016, respectively.

Capitalized Interest – Interest cost on borrowings incurred during a significant construction or development project is capitalized.  Capitalized interest is added to the associated underlying asset and amortized over the estimated useful lives of the assets.  For 2017, and 2016, interest capitalized amounted to $0.3 million and $15.0 million, respectively (none in 2018).

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

Executive Benefit Agreements – We are party to certain benefit agreements with certain key current and former executives.  Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable, they will be paid.  Total costs accrued equal the present value of specified payments to be made after benefits become payable.

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

See Note 8 – Income Taxes discussing the Tax Cuts and Jobs Act of 2017 and Staff Accounting Bulletin No. 118 ("SAB 118") issued by the SEC.

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur.  We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated.  If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.  Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred.  Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term.  In addition, we recognize contingent gains when such gains are realized or when the contingencies have been resolved (generally at the time a settlement has been reached).

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  The accretion was recorded to retained earnings.

However, this accretion could change if the expected redemption date changes.

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued.  For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.  Forfeitures are accounted for as they occur.  In addition, historically we issue new shares of common stock upon the exercise of stock options, but treasury shares may be used.

Revenue Recognition and Other Information – See Note 2-Adoption of ASC 606 for discussion of our revenue recognition accounting policy.  In addition, sales and other similar taxes we collect concurrently with revenue-producing activities are excluded from revenue.  Also, we have elected to recognize the cost for freight and shipping when control of the product has transferred to the customer as an expense in cost of sales.

All net sales and long-lived assets relate to domestic operations for the periods presented.  In addition, net sales to non-U.S. customers were minimal.

Recognition of Incentive Tax Credits (Other Than Credits Associated with Income Taxes) – If an incentive tax credit relates to a recovery of taxes (other than income taxes) incurred, we recognize the incentive tax credit when it is probable and reasonably estimable.  If an incentive tax credit relates to an amount in excess of taxes incurred, the incentive tax credit is a contingent gain, which we recognize the incentive tax credit when it is realized or when the contingencies have been resolved (generally at the time a settlement has been reached).  Amounts recoverable from the taxing authorities, if any, are included in accounts receivable.  The same financial statement classification is used for an incentive tax credit as the associated tax incurred.

During 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, in 2017, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing PP&E (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).  At December 31, 2018 and 2017, our current and noncurrent incentive tax credits receivable totaled $3.1 million and $7.4 million, respectively.

Recognition of Insurance Recoveries – If an insurance claim relates to a recovery of our losses, we recognize the recovery when it is probable and reasonably estimable.  If our insurance claim relates to a contingent gain, we recognize the recovery when it is realized or when the contingencies have been resolved (generally at the time a settlement has been reached).   Amounts recoverable from our insurance carriers, if any, are included in accounts receivable.  An insurance recovery in excess of recoverable costs relating to a business interruption claim, if any, is a reduction to cost of sales.  An insurance recovery in excess of recoverable costs relating to a property insurance claim, if any, is included in property insurance recoveries in excess of losses incurred.

Cost of Sales – Cost of sales includes materials, labor and overhead costs to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs, loading and handling costs, warehousing costs, railcar lease costs and outbound freight.  Maintenance, repairs and minor renewal costs relating to Turnarounds are included in cost of sales as they are incurred.  Precious metals used as a catalyst and consumed during the manufacturing process are included in cost of sales.  Recoveries and gains from precious metals and business interruption insurance claims, if any, are reductions to cost of sales.  Provisions for (realization of) losses associated with inventory reserves, gains and losses (realized and unrealized), if any, from our commodities contracts, and provision for losses, if any, on firm sales/purchase commitments are included in cost of sales.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Derivatives, Hedges and Financial Instruments – Derivatives are recognized in the balance sheet and are measured at fair value.  Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected.

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset.  We have the choice to offset or not, but that choice must be applied consistently.  A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract.  Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet.  We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2018 and 2017.

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

Recently Adopted Accounting Pronouncements

ASU 2014-09 – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all existing revenue recognition guidance under GAAP.  In addition, the FASB issued various other ASUs further amending revenue recognition guidance (together “ASC 606”). On January 1, 2018, we adopted ASC 606 as discussed in Note 2.

ASU 2016-15 – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-15 on a retrospective basis.  The adoption of this ASU did not affect the presentation or classification of cash flow activities for 2017 or 2016.

ASU 2016-18 – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  The amendments in this ASU revise the guidance in Topic 230, Statement of Cash Flows, to require cash and cash equivalents to include restricted cash (and restricted cash equivalents) on the statement of cash flows.  On January 1, 2018, we adopted ASU 2016-18 on retrospective basis.  As the result of adopting this ASU, we removed the presentation of investing cash flow activities relating to current and noncurrent restricted cash and cash equivalents from our statement of cash flows for 2016, which change did not impact the total amount of net cash provided by continuing investing activities.

ASU 2018-05 – See Note 8 – Income Taxes.

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

We completed our assessment, design and plan for implementation and implementation of Topic 842 in order to adopt this standard and will elect the additional transition method option provided by ASU 2018-11. Under this transition method, we will apply the new accounting guidance (we expect the cumulative effect, if any, not to be material) on January 1, 2019, the date of adoption.

Consequently, our reporting for the comparative periods presented in the financial statements issued after the date of adoption would continue to be in accordance with Topic 840, including disclosures.  Upon adoption, we plan to elect the following accounting policies or practical expedients related to Topic 842:

•

not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases;

•	apply accounting similar to Topic 840 operating leases accounting to leases that meet the definition of short-term leases; and
•	not evaluate land easements that exist or expired before January 1, 2019 and that were not previously accounted for as leases under Topic 840.

Currently, most of our leases are classified as operating leases under which we are the lessee.  In addition, our leases classified as capital leases and other leases under which we are the lessor are not material. Upon adoption, we currently expect the effect of this guidance on our consolidated financial statements will impact our balance sheet presentation (increase the amount of our assets for the inclusion of right-of-use assets of approximately $15 million and an increase the amount of our liabilities for the inclusion of the associated lease obligations of approximately $15 million).

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

The following line items in our consolidated statement of operations for the current reporting period has been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in affect:

	2018
	As	Balance without	Effect of Change
	Reported	adoption of 606	Higher/(Lower)
	(In Thousands)
Net sales	$378,160	$443,821	$(65,661)
Cost of sales	362,325	427,405	(65,080)
Gross profit	15,835	16,415	(580)
Selling, general and administrative expense	40,811	41,391	(580)
Operating loss	(23,025)	(23,025)	—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2: Adoption of ASC 606 (continued)

As mentioned in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2018	2017(a)	2016(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$187,164	$184,054	$166,180
Industrial acids and other chemical products	148,598	196,029	155,744
Mining products	42,398	38,854	43,532
Other products	—	8,567	9,129
Total net sales	$378,160	$427,504	$374,585

(a)	As noted above, prior period amounts have not been adjusted under the modified retrospective method.

Revenue Recognition and Performance Obligations

We determine revenue recognition through the following steps:

•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2: Adoption of ASC 606 (continued)

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 14 months at December 31, 2018.

Contract Assets and Liabilities

Our contract assets consist of receivables from contracts with customers. Our net accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $7.0 million and $8.3 million of contract liabilities as of December 31, 2018 and 2017, respectively.  During 2018, revenues of $3.1 million were recognized and included in the balance at the beginning of the period.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2018	2017	2016
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss):	$(72,226)	$(29,217)	$112,168
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(26,840)	(23,443)	(27,761)
Dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividend requirements on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(3,375)	(6,487)	(18,256)
Net income attributable to participating securities	—	—	(1,091)
Numerator for basic and dilutive net income (loss) per common share - net income (loss) attributable to common stockholders	$(102,741)	$(59,447)	$64,760

Denominator:
Denominator for basic and dilutive net income (loss) per common share - adjusted weighted-average shares (1)	27,490,717	27,250,876	25,454,311

Basic and dilutive net income (loss) per common share:
Loss from continuing operations	$(3.74)	$(2.22)	$(5.28)
Income from discontinued operations, net of taxes	—	0.04	7.82
Net income (loss)	$(3.74)	$(2.18)	$2.54

(1)	All periods exclude the weighted-average shares of unvested restricted stock that are contingently returnable.

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2018	2017	2016
Convertible preferred stocks	916,666	916,666	916,666
Restricted stock and stock units	1,183,622	1,187,525	908,568
Series E redeemable preferred stock - embedded derivative	303,646	303,646	412,869
Stock options	175,454	215,067	361,168
	2,579,388	2,622,904	2,599,271

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Property, Plant and Equipment

	Useful lives in	December 31,
	years	2018	2017
		(In Thousands)
Machinery, equipment and automotive	3 - 30	$1,189,438	$1,163,532
Buildings and improvements	10 - 30	39,032	42,886
Land improvements	10 - 40	8,076	8,111
Furniture, fixtures and store equipment	3	1,122	1,466
Construction in progress	N/A	28,753	27,973
Capital spare parts	N/A	28,945	29,835
Land	N/A	4,583	7,764
		1,299,949	1,281,567
Less accumulated depreciation and amortization		325,701	267,529
		$974,248	$1,014,038

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (2-7 years).

5.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2018	2017
	(In Thousands)
Accrued litigation settlement (See Note 9)	$18,450	$—
Accrued payroll and benefits (1)	7,259	4,855
Accrued interest	6,505	13,424
Deferred revenue	5,216	6,987
Accrued death and other executive benefits	2,777	2,808
Customer deposits	1,783	1,334
Series E redeemable preferred - embedded derivative	1,642	2,660
Accrued health and worker compensation insurance claims	1,107	1,658
Other	6,251	13,538
	50,990	47,264
Less noncurrent portion	8,861	11,691
Current portion of accrued and other liabilities	$42,129	$35,573

(1)	At December 31, 2018, the amount includes certain severance benefits as discussed in Note 15.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our chemical facilities, including the disposal of wastewater generated at certain of these facilities.  Currently, there is insufficient information to estimate the fair value for certain of our AROs. As a result, a liability for only certain AROs has been established.  However, we will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.   At December 31, 2018 and 2017, our accrued liability for AROs was $100,000, respectively.

7.  Long-Term Debt

	December 31,	December 31,
	2018	2017
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 6.00% (A)	$10,000	$—
Senior Secured Notes due 2023 (B)	400,000	—
Senior Secured Notes due 2019 (B)	—	375,000
Secured Promissory Note due 2019, with a current rate of 5.73% (C)	7,165	8,167
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	8,090	11,262
Secured Promissory Note due 2023, with a current interest rate of 6.76% (E)	14,685	16,665
Other	221	2,994
Unamortized discount and debt issuance costs	(14,962)	(4,689)
	425,199	409,399
Less current portion of long-term debt (F)	12,518	9,146
Long-term debt due after one year, net (F)	$412,681	$400,253

(A) Our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $50 million (but provides an ability to expand the commitment an additional $25 million), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At December 31, 2018, our available borrowings under our Working Capital Revolver Loan were approximately $37.2 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is January 17, 2022.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than or equal to the greater of 10.0% of the total revolver commitments and $5 million, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

Interest accrues on outstanding borrowings under the Working Capital Revolver Loan at a rate equal to, at our election, either (a) LIBOR for an interest period selected by us plus an applicable margin equal to 1.50% per annum or 1.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan, or (b) Wells Fargo Capital Finance’s prime rate plus an applicable margin equal to 0.50% per annum or 0.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan.  Interest is paid monthly, if applicable.

The Working Capital Revolver Loan contains customary covenants including limitations on asset sales, liens, debt incurrence, restricted payments, investments, dividends and transactions with affiliates.

The Working Capital Revolver Loan includes customary events of default.  Upon the occurrence of any event of default, the obligations under the Working Capital Revolver Loan may be accelerated and the revolver commitments may be terminated.

Obligations under the Working Capital Revolver Loan are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain customary exceptions.

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

Interest on the Senior Secured Notes accrues at a rate of 9.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, which began on November 1, 2018.

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

Obligations in respect of the Senior Secured Notes are secured by a first priority security interest in substantially all of our fixed assets, subject to certain customary exceptions.

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured promissory note due in June 2019.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.7 million.

(D) EDC is party to a secured promissory note due in March 2021. Principal and interest are payable in monthly installments.

(E) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1million.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Long-Term Debt (continued)

(F) Maturities of long-term debt for each of the five years after December 31, 2018 are as follows (in thousands):

2019	$12,552
2020	5,544
2021	3,239
2022	12,025
2023	406,801
Thereafter	—
Less: Discount and debt issuance costs	14,962
$425,199

8.  Income Taxes

In December 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Cut Act”), making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a federal corporate tax rate of 21%, additional limitations on executive compensation, and limitations on the deductibility of interest.

The FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cut Act.

In 2017 and the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Tax Cut Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects.  In 2018 and 2017, we recorded tax expense related to these effects including the decrease in the federal corporate tax rate, additional limitations on executive compensation, and limitations on the deductibility of interest.  During the fourth quarter of 2018, we completed the accounting for tax reform and there was no adjustment to provisional amounts recorded.

Provision (benefit) for income taxes from continuing operations are as follows:

	2018	2017	2016
	(In Thousands)
Current:
Federal	$11	$67	$46
State	(96)	(381)	11
Total Current	$(85)	$(314)	$57

Deferred:
Federal	$1,415	$(50,084)	$(46,926)
State	410	9,639	4,913
Total Deferred	$1,825	$(40,445)	$(42,013)
Provision (benefit) for income taxes	$1,740	$(40,759)	$(41,956)

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current provision (benefit) for state income taxes includes regular state income tax and provisions for uncertain income tax positions, and other similar adjustments.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2018, our gross amount of tax credits available to offset state income taxes was not material.  Most of these tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $8.1 million.  These credits carryforward for 20 years and begin expiring in 2034.

We utilized approximately $3.4 million, which includes the impact of changes in tax law, and $0.4 million of state NOL carryforwards to reduce tax liabilities in 2018 and 2016, respectively, (none in 2017). At December 31, 2018, we have remaining federal and state tax NOL carryforwards of $577.3 million and $667.9 million, respectively.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards began expiring in 2018.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes (continued)

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our results of operations.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and the valuation allowance recorded for 2018 is approximately $14.6 million.  For 2018, 2017 and 2016, we determined it was more-likely-than-not that approximately $608.9 million, $536.0 million and $312.3 million, respectively, of the state deferred tax assets would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these carryforwards, net of federal benefit, of approximately $31.0 million and $26.9 million at December 31, 2018 and 2017, respectively.  This includes a reversal of approximately $2.3 million of valuation allowance related to tax law changes in 2018.

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2018	2017
	(In Thousands)

Deferred compensation	$2,637	$2,393
Other accrued liabilities	1,579	1,964
Interest expense carryforward	11,267	—
Net operating loss	154,914	142,950
Other	12,581	15,933
Less valuation allowance on deferred tax assets	(45,625)	(26,920)
Total deferred tax assets	$137,353	$136,320

Property, plant and equipment	(191,369)	(186,561)
Prepaid and other insurance reserves	(2,596)	(2,561)
Other	—	(1,985)
Total deferred tax liabilities	$(193,965)	$(191,107)

Net deferred tax liabilities	$(56,612)	$(54,787)

All of our loss before taxes relates to domestic operations.  Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Loss from continuing operations before provision (benefit) for income taxes”.

	2018	2017	2016
	(In Thousands)
Benefit for income taxes at federal statutory rate	$(14,802)	$(24,868)	$(45,531)
State current and deferred income tax benefit	(4,089)	(2,699)	(4,452)
Valuation allowance - Federal	14,604	—	—
Valuation allowance - State	4,112	7,651	11,855
Tax reform	—	(22,988)	—
Energy credit	—	—	(888)
Other	1,915	2,145	(2,940)
Provision (benefit) for income taxes	$1,740	$(40,759)	$(41,956)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes (continued)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2018	2017	2016
	(In Thousands)
Balance at beginning of year	$618	$657	$259
Additions based on tax positions related to the current year	—	11	454
Additions based on tax positions of prior years	—	—	4
Reductions for tax positions of prior years	(41)	(50)	(60)
Settlements	—	—	—
Balance at end of year	$577	$618	$657

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant effect on our results of operations or financial condition.  For 2018, 2017, and 2016, if recognized, the effect on the effective tax rate from unrecognized tax benefits would be insignificant.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  We recognized $0.1 million of interest and penalties associated with unrecognized tax benefits in 2017 (minimal amounts in 2018 and 2016).  At December 31, 2018 and 2017, approximately $0.2 million, respectively is accrued for interest and penalties.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2015-2018 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During 2018, the IRS concluded their examination of our 2015 tax return and there are no changes to our financial position, results of operations or cash flow resulting from the audit.

9.  Commitments and Contingencies

Operating Leases - We lease certain PP&E under non-cancelable operating leases.  Future minimum payments on operating leases associated with our operations with initial or remaining terms of one year or more at December 31, 2018, are as follows:

Operating Leases
2019	$6,674
2020	3,547
2021	2,364
2022	1,949
2023	1,696
Thereafter	2,530
Total minimum lease payments	$18,760

Expenses associated with our operating lease agreements, including month-to-month leases, were $10,235,000 in 2018, $9,813,000 in 2017 and $9,933,000 in 2016.  Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

UAN supply agreement – The Pryor Chemical Company (“PCC”) is party to an agreement with CVR.  CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations.   If CVR fails to take delivery of certain tons, PCC pursuant to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction.  The initial term of the agreement expires in May 2019, but includes automatic renewals for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least twelve months prior to the end of term in effect.  However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the CVR Purchase Agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

Ammonia supply agreement – EDC is party to an agreement, as amended, with Koch Fertilizer under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of El Dorado’s needs.  The term of the agreement expires in June 2020 but automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

Covestro agreement – El Dorado Nitrogen LLC (“EDN”) and EDC, are party to an agreement (the “Covestro Agreement”) with Covestro.  EDN operates the Baytown Facility located within Covestro’s chemical manufacturing complex located in Baytown, Texas.  Under the terms of the Covestro Agreement, EDN is responsible for the maintenance and operation of the Baytown Facility, which facility produces all of Covestro’s requirements for nitric acid for use in Covestro’s chemical manufacturing complex. If there is a change in control of EDN, Covestro has the right to terminate the Covestro Agreement upon payment of certain fees to EDN.  The Covestro Agreement expires in June 2021, with options for renewal.

See discussions in Note 10 for our commitments relating to derivative contracts at December 31, 2018.  Certain of our subsidiaries are parties to contracts to purchase natural gas for anticipated production needs at certain of our facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2018, we did not have any natural gas contracts that included volume purchase commitments with fixed costs. In addition, we had standby letters of credit outstanding of approximately $2.7 million at December 31, 2018.  We also had deposits from customers of $1.8 million for forward sales commitments at December 31, 2018.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater.  EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually.  The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2018, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2019.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers.  The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements.  In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $6.2 million at December 31, 2018. Also see Note 15-Related Party Transactions.

Settlement of a Gain Contingency - During 2018, we and a vendor mediated a settlement relating primarily to a business interruption claim caused by defective work performed by the vendor at our Pryor Facility. As a result of the settlement, the vendor paid us $4.0 million. As part of the settlement, we paid the vendor $0.5 million to settle $1.1 million of invoices that were held in our accounts payable. As a result, we recognized a recovery from this settlement totaling $4.6 million of which $4.4 million was classified as a reduction to cost of sales (primarily relating to our business interruption claim) and the remaining balance of $0.2 million as a reduction to PP&E.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

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

As of December 31, 2018, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 – Asset Retirement Obligations.

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

On October 5, 2017, PCC filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor facility.  Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application.  PCC and ODEQ are engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream.

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contains more restrictive discharge limits than the previous 2004 permit.

These more restrictive limits could impose additional costs on the El Dorado Facility and may require the facility to make operational changes in order to meet these more restrictive limits.  From time to time, the El Dorado Facility has had difficulty meeting the more restrictive dissolved minerals NPDES permit levels, primarily related to storm-water.

We do not believe this matter regarding meeting the permit requirements as to the dissolved minerals is a continuing issue for the process wastewater as a result of the El Dorado Facility disposing its wastewater (beginning in September 2013) via a pipeline constructed by the City of El Dorado, Arkansas.  In August 2017, ADEQ issued a final NPDES permit, which included new dissolved mineral limits as anticipated.  However, EDC objected to the form of the permit specifically around the limits of storm-water runoff and filed an appeal in September 2017.  In September 2018, ADEQ formalized a Consent Administrative Order (“CAO”) to resolve all outstanding permit violations and imposed a penalty in the amount of $124,000.  On October 12, 2018, EDC and ADEQ entered into CAO 18-085 that resolved all outstanding violations of the NPDES Permit, and EDC paid the previously agreed upon penalty.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs, if any,) cannot currently be reasonably estimated.  Therefore, no liability has been established at December 31, 2018, in connection with this matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  These settlements have been paid by the insurer as of December 31, 2018.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of December 31, 2018, no liability reserve has been established in connection with this matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

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

On October 11, 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which was subject to approval by the court. On January 17, 2019, the parties entered into a Stipulation and Agreement of Settlement (The “Wilson Settlement Agreement”), pursuant to which the settlement amount of approximately $18.5 million is to be paid by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, a release of all claims.  The Wilson Settlement Agreement received preliminary approval from the Court on February 25, 2019 and will be further reviewed by the Court at a settlement hearing schedule for June 28, 2019.  A liability for the settlement amount has been accrued and a receivable for the loss recovery from our insurers for the settlement amount has been recognized as of December 31, 2018.

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the ammonia plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility.

LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., where in Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts which they have denied, and we intend to vigorously defend against the allegation made by Global and seek reimbursement of legal expenses from Leidos under our contracts.  Except for the invoices totaling approximately $3.5 million that were not approved by Leidos for payment that are included in our accounts payable, no liability has been established in connection with the claims asserted by Global.  On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried to the Court during the fall of 2018.  The Court took the matter under advisement, will consider the evidence and render judgment.  LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  A trial date for Part (2) of this matter is not yet set.

We are also involved in various other claims and legal actions (including matters involving gain contingencies).  It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Derivatives Hedges and Financial Instruments

For the periods presented, the following significant instrument is accounted for on a fair value basis:

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As the result of the financing transaction relating to the Senior Secured Notes and the letter agreement relating to the Series E Redeemable Preferred as discussed in Notes 7 and 11, we estimate that the contingent redemption features have fair value at December 31, 2018 since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value at December 31, 2018 based on our assessment that there is a remote probability that these features will be exercised.

At December 31, 2018, the fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. At December 31, 2017, we estimated that contingent redemption features had no fair value based on a remote probability of redeeming any shares of this preferred stock prior to previous put date.  In addition, at December 31, 2018 and 2017, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $5.52 and $8.76 per share, respectively.

The following is a summary of the classifications of valuations of fair value:

Level 1 - The valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At December 31, 2018 and 2017, we did not have any contracts classified as Level 1.

Level 2 - The valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2018 and 2017, we did not have any significant contracts classified as Level 2.

Level 3 – The valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

At December 31, 2018 and 2017, the valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative.

The line items identified as “Other” relate to carbon credits issued by the Climate Action Reserve in relation to a greenhouse gas reduction program performed at the Baytown Facility.  At December 31, 2018, the valuation ($2.35 per carbon credit) of the carbon credits and the contractual obligations associated with these carbon credits is classified as Level 3 and is based on the most recent sales transaction and reevaluated for market changes, if any, and on the range of ask/bid prices obtained from a broker adjusted for minimal market volume activity.  At December 31, 2017, we did not have any carbon credits or related contractual obligations associated with carbon credits.  The valuation is using undiscounted cash flows based on management’s assumption that the carbon credits would be sold, and the associated contractual obligations would be extinguished in the near term.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Derivatives Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018 Using
Description	Total Fair Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value at December 31, 2017
	(In Thousands)
Assets - Supplies, prepaid items and other:
Other	$533	$—	$—	$533	$—
Total	$533	$—	$—	$533	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Embedded derivative	$(1,642)	$—	$—	$(1,642)	$(2,660)
Other	(533)	—	—	(533)	—
Total	$(2,175)	$—	$—	$(2,175)	$(2,660)

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Assets			Liabilities
	2018	2017	2016	2018	2017	2016
	(In Thousands)
Beginning balance	$—	$—	$1,154	$(2,660)	$(2,557)	$(1,154)
Transfers into Level 3	—	—	—	—	—	(5,817)
Transfers out of Level 3	—	—	—	—	—	—

Total realized and unrealized gains (losses) included in operating results	2,214	2,031	1,256	(606)	(1,690)	802
Purchases	—	—	—	—	—	—
Issuances	—	—	—	(229)	—	—
Sales	(1,681)	(2,031)	(2,410)	—	—	—
Settlements	—	—	—	1,320	1,587	3,612
Ending balance	$533	$—	$—	$(2,175)	$(2,660)	$(2,557)

Total gains (losses) for the period included in operating results attributed to the change in unrealized gains or losses on assets and liabilities still held at the reporting date	$533	$—	$—	$(1,780)	$(103)	$(983)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Derivatives Hedges and Financial Instruments (continued)

Net gains (losses) included in operating results and the statement of operations classifications are as follows:

	2018	2017	2016
	(In Thousands)
Total net gains (losses) included in operating results:
Cost of sales - Undesignated commodities contracts	$—	$—	$140
Cost of sales - Undesignated foreign exchange contracts	—	—	5
Other income, net - Other	361	444	532
Non-operating other income (expense) - embedded derivative	1,247	(103)	(983)
Total net gains (losses) included in operating results	$1,608	$341	$(306)

At December 31, 2018 and 2017, we did not have any financial instruments with fair values significantly different from their carrying amounts (excluding issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Also, see discussions concerning the utilization of fair value in conjunction with the evaluation certain assets and liabilities initially accounted for on a fair value basis under Note 6 – Asset Retirement Obligations.

11.  Securities Financing Including Redeemable Preferred Stocks

Securities Purchase Agreement Including Redeemable Preferred Stocks

In December 2015 and pursuant to a securities purchase agreement between LSB and LSB Funding LLC (the “Purchaser”) and Security Benefit Corporation, a Kansas corporation, both of which were unrelated third parties, LSB sold to the Purchaser:

•	$210,000,000 of the Series E Redeemable Preferred,
•	warrants to purchase 4,103,746 shares of common stock, par value $0.10 (the “Warrants”), and
•	one share of Series F Redeemable Class C preferred stock (the “Series F Redeemable Preferred”).

In connection with the closing of the Private Placement (the “Closing”), we entered into

•

the Certificate of Designations setting forth the rights, preferences, privileges and restrictions applicable to the Series E Redeemable Preferred and Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware;

•	a Registration Rights Agreement by and between LSB and LSB Funding, which agreement expired in December 2018; and
•	an amendment to renewed rights agreement, which amended agreement expired in January 2019 and we do not intend to renew the agreement.

The Series E and Series F Redeemable Preferred and Warrants were recorded at fair value upon issuance, net of issuance costs or discounts.  The valuations were classified as Level 3.  The Warrants were valued based on a Black-Scholes-Merton option pricing model and a Finnerty model to determine the estimated discount for lack of marketability.  The Series E Redeemable Preferred was valued with discounted cash flow models that calculated the present value of future cash flows using possible redemption scenarios and using published market yields for publicly traded unsecured fixed income securities with similar credit ratings.  No valuation input adjustments were considered necessary relating to the nonperformance risk for the Warrants or Series E Redeemable Preferred.  Based on the terms of the Series F Redeemable Preferred, we determined that this share had minimal economic value.

Series E Redeemable Preferred

During 2016, we redeemed 70,232 shares of the Series E Redeemable Preferred (the “Series E Redemption”) for approximately $80 million, which included $78.3 million for the liquidation preference of $1,000 per share, plus accumulated dividends (the “Liquidation Preference”) and $1.7 million for the participation rights value associated with the Series E Redemption.  The Series E Redemption was funded from a portion of the proceeds from the sale of our Climate Control Business.  After the redemption, 139,768 shares of the Series E Redeemable Preferred were outstanding.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Securities Financing Including Redeemable Preferred Stocks (continued)

During 2018, in connection with the issuance and sale of the Senior Secured Notes (the “Financing Transaction”) as discussed in Note 7, we entered into a letter agreement with the holder of our Series E Redeemable Preferred. The letter agreement extended the date upon which the holder of the Series E Redeemable Preferred has the right to elect to redeem the Series E Redeemable Preferred shares from August 2, 2019 to October 25, 2023. The letter agreement also provided for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred (a) by 0.50% on the third anniversary of the Financing Transaction, (b) by an additional 0.50% on the fourth anniversary of the Financing Transaction and (c) by an additional 1.0% on the fifth anniversary of the Financing Transaction. To reflect the changes stated in the letter agreement, we subsequently entered into a securities exchange agreement by and between LSB and the holder and entered into the Certificate of Designations setting forth the rights, preferences, privileges and restrictions currently applicable to the Series E Redeemable Preferred and Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series E COD” and “Series F COD”).  The Series E COD authorizes 139,768 shares of Series E Redeemable Preferred, which is the number of shares outstanding at December 31, 2018.

The transaction associated with the letter agreement was determined to be a non-substantial modification.  As a result, and as included in the table below, a fee paid to the holder was deferred (reducing the Series E Redeemable Preferred balance) and will be periodically accreted using the interest method through October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which was bifurcated from the Series E Redeemable Preferred based on the estimated fair value.  This redemption feature is included in the embedded derivative as discussed in Note 10.

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

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock as of December 31, 2018. Generally, the holders of the Series E Redeemable Preferred Shares (the “Series E Holders”) will not have any voting rights or powers, and consent of the Series E Holders will not be required for taking of any action by us. However, the Series E Holders’ consent is required for

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

11.  Securities Financing Including Redeemable Preferred Stocks (continued)

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

The Series E Redeemable Preferred is redeemable outside of our control and is therefore classified as temporary/mezzanine equity.  As a result of an analysis performed on the embedded derivatives within the Series E Redeemable Preferred, certain contingent redemption features were determined to not be clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting.  Therefore, these redemption features and participation rights value are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series E Redeemable Preferred and recorded as a liability.  See discussion in Note 10.

Series F Redeemable Preferred

The Series F COD authorizes one (1) shares of Series F Redeemable Preferred.  The Series F Redeemable Preferred had voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and was entitled to a number of votes equal to 4,559,971 shares of our common stock, but, the number of votes that may be cast by the Series F Redeemable Preferred was reduced automatically to 456,225 shares of common stock upon the exercise of the warrants during 2016 as discussed below.

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

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2017	139,768	$174,959	1	$—
Fees associated with letter agreement		(2,776)	—	—
Bifurcation of embedded derivative		(229)	—	—
Accretion relating to liquidation preference on preferred stock	—	2,153	—	—
Accretion for discount and issuance costs on preferred stock	—	1,222	—	—
Accumulated dividends	—	26,840	—	—
Balance at December 31, 2018	139,768	$202,169	1	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Securities Financing Including Redeemable Preferred Stocks (continued)

Warrants

In conjunction with the issuance of the Series E and Series F Redeemable Preferred in December 2015 to the Purchaser, we issued warrants to the Purchaser to purchase 4,103,746 shares of common stock.  Each warrant afforded the holder the opportunity to purchase one share of common stock at a warrant exercise price of $0.10.  During 2016, all of the Warrants were exercised by the holder in a cashless exercise resulting in the issuance of 4,103,746 shares of our common stock, of which 34,422 shares of common stock were surrendered (shares classified as treasury stock) by the holder in payment of the exercise price.

12.  Stockholders’ Equity

2016 Long Term Incentive Plan – During 2016, our Board adopted our 2016 Long Term Incentive Plan (the “2016 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 2, 2016.  The effective date of the 2016 Plan is April 19, 2016 and no awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date.

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

The 2016 Plan will be administered by the compensation committee (the “Committee”) of our Board.  Our Board or the Committee may amend the 2016 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2016 Plan, then to the extent so required, shareholder approval will be obtained.  Shareholder approval will also be obtained for any amendment that would increase the number of shares stated as available for issuance under the 2016 Plan.

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

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2018
	2016 Plan	2008 Plan
Maximum number of securities for issuance	2,750,000
Number of awards available to be granted (1)	1,825,150
Number of unvested restricted stock/restricted stock units outstanding	597,533	210,266
Number of options outstanding	—	124,000
Number of options exercisable	—	100,620

(1)	Includes 2008 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan after the effective date of the 2016 Plan.

Restricted Stock and Restricted Stock Units – During 2018, 2017, and 2016, the Committee approved various grants under the 2016 Plan of shares of restricted stock to certain executives and employees.  Most of these shares vest at the end of each one-year period at the rate of one-third per year for three years while a portion of these grants vest 100% at the end of three years.  The unvested restricted shares carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.  The unvested shares carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.

During 2016, four employees surrendered a total of 280,000 shares of stock options previously granted under the 2008 Plan.  These employees were also granted shares of restricted stock.  These transactions were accounted for as modifications of stock awards.  The total incremental fair value of these modified awards (additional compensation cost) was approximately $1.5 million and will be recognized on a straight-line basis over the requisite service period of three years.

During 2018, 2017 and 2016, the Committee approved the grant of shares of restricted stock units (“RSU”) to our non-employee directors for payment of a portion of their director fees under the 2016 Plan.  Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable.  Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the third anniversary of the grant date, or (iii) the occurrence of a change of control as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value was recognized as stock-based compensation expense (SG&A) on the grant date in 2018, 2017 and 2016.

On December 30, 2018, the Committee approved the grant of 210,602 shares of performance-based restricted stock (“PBRS”) to certain executives. However, key information to finalize the performance targets and range of vesting shares are based on projections which required approval from the Board.  As the approval was obtained in early January, the grant date for financial reporting purposes is January 2019.  Therefore, these PBRS shares are not reflected in the information below.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Stockholders’ Equity (continued)

A summary of restricted stock activity during 2018 is presented below:

	Restricted Stocks		Restricted Stock Units
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock outstanding at beginning of year	1,189,473	$7.51	43,764	$11.42
Granted	369,350	$5.47	35,511	$5.28
Vested	(806,927)	$9.11	(10,941)	$11.42
Cancelled or forfeited	(12,431)	$6.20	—	$—
Unvested restricted stock outstanding at end of year	739,465	$7.79	68,334	$8.23

	Restricted Stock
	2018	2017	2016
Shares of restricted stock granted	369,350	469,465	850,771
Total fair value of restricted stock granted	$2,019,000	$4,277,000	$6,652,000
Weighted-average fair value per restricted stock granted during year	$5.47	$9.11	$7.82
Stock-based compensation expense - Cost of sales	$385,000	$312,000	$240,000
Stock-based compensation expense - SG&A (1)	$7,574,000	$3,987,000	$2,773,000
Income tax benefit	$(398,000)	$(1,659,000)	$(1,157,000)
Total weighted-average remaining vesting period in years	1.78	1.95	2.41
Total fair value of restricted stock vested during the year	$7,355,000	$3,124,000	$2,579,000

(1)	See Note 15-Related Party Transactions.

	Restricted Stock Units
	2018	2017	2016
Shares of restricted stock units granted	35,511	37,992	27,654
Total fair value of restricted stock unit granted	$187,000	$375,000	$375,000
Weighted-average fair value per restricted stock unit granted during year	$5.28	$9.87	$13.56
Stock-based compensation expense - SG&A	$187,000	$375,000	$375,000
Income tax benefit	$(34,000)	$(115,000)	$(144,000)
Total weighted-average remaining vesting period in years	1.75	3.05	2.50
Total fair value of restricted stock vested during the year	$125,000	$250,000	$—

Stock Options – No stock options have been granted under the 2016 Plan during 2018, 2017 or 2016.  As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant and vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  The fair value for of the stock options granted under the 2008 Plan were estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

The following table summarizes information about these granted stock options:

	2018	2017	2016
Total weighted-average remaining vesting period in years	1.05	1.53	2.25
Stock-based compensation expense - Cost of Sales	$141,000	$317,000	$321,000
Stock-based compensation expense - SG&A	$71,000	$108,000	$836,000
Income tax benefit	$(54,000)	$(164,000)	$(444,000)

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Stockholders’ Equity (continued)

At December 31, 2018, the total stock-based compensation expense not yet recognized is $3,228,000, relating to non-vested restricted stock and stock options, which we will be amortizing (subject to adjustments for actual forfeitures) through the respective remaining vesting periods through December 2021.

The following information relates to our stock options:

	2018
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	206,210	$30.34
Granted	—	$—
Exercised	(2,525)	$7.86
Forfeited or expired	(79,685)	$25.59
Outstanding at end of year	124,000	$33.86
Exercisable at end of year	100,620	$33.97

	2018	2017	2016
Total intrinsic value of options exercised during the year	$—	$—	$216,000

Total fair value of options vested during the year	$169,000	$451,000	$469,000

			Stock Options Outstanding At December 31, 2018
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 33.36			70,000	3.34	$18.83	—
$ 34.50			54,000	1.27	$15.02	—
$33.36	-	$34.50	124,000	4.61	$33.85	$—

			Stock Options Exercisable At December 31, 2018
Exercise Prices			Shares Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Intrinsic Value of Shares Outstanding
$ 33.36			46,620	2.74	$15.46	—
$ 34.50			54,000	1.57	$18.52	—
$33.36	-	$34.50	100,620	4.31	$33.98	$—

Other – As of December 31, 2018, we have reserved 1.4 million shares of common stock issuable upon potential conversion of preferred stocks and equity awards pursuant to their respective terms.

13.  Non-Redeemable Preferred Stock

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

See discussions concerning dividends on the Series B and D Preferred in Note 15 – Related Party Transactions.

Other – At December 31, 2018, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,860,000 shares of no-par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

14.  Executive Benefit Agreement, Employee Savings Plans and Collective Bargaining Agreements

We are party to death benefit agreement (“2005 Agreement”) with Jack E. Golsen, who retired as discussed in Note 15-Related Party Transactions.

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

The following table includes information about these agreements:

	December 31,
	2018	2017
	(In Thousands)
Total undiscounted death benefit	$2,500	$2,424
Total accrued death benefit	$2,585	$2,533

	December 31,
	2018	2017	2016
	(In Thousands)
Costs (recovery of costs) associated with executive benefit included in SG&A, net (1)	$17	$9	$(341)

(1)

During 2016, the employment of certain executives were terminated, resulting in the forfeiture of the respective benefits.  As a result of this event, the accrual for this estimated benefit was derecognized resulting in a net recovery of costs associated with certain executive benefits.

The accrued executive benefit under the 2005 Agreement is included in noncurrent accrued and other liabilities.  We accrue for such liabilities when they become probable and discount the liabilities to their present value.

To assist us in funding the 2005 Agreement and for other business reasons, we purchased life insurance policies on various individuals in which we are the beneficiary.  Some of these life insurance policies have cash surrender values that we have borrowed against.  The net cash surrender values of these policies are included in other assets.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Executive Benefit Agreement, Employee Savings Plans and Collective Bargaining Agreements (continued)

The following table summarizes certain information about these life insurance policies.

	December 31,
	2018	2017
	(In Thousands)
Total face value of life insurance policies	$4,500	$4,500

Total cash surrender values of life insurance policies	$1,656	$1,804
Loans on cash surrender values	(1,559)	(1,482)
Net cash surrender values	$97	$322

	2018	2017	2016
	(In Thousands)
Cost of life insurance premiums	$54	$14	$481
Decreases (increases) in cash surrender values	149	162	(51)
Net cost of life insurance premiums included in SG&A	$203	$176	$430

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  We do not presently contribute to this plan except for certain employees, which amounts were not material for each of the three years ended December 31, 2018.  Beginning in January 2019, we will begin matching 50% of an employee’s contribution, up to 6%, for substantially all full-time employees.

Collective Bargaining Agreements - As of December 31, 2018, we employed 576 persons, 193 of whom are represented by unions under agreements, which will expire in July of 2019 through July of 2021.

15.  Related Party Transactions

During 2018, we sold $50.0 million and $0.5 million principal amount of notes to an affiliate of Security Benefit Corporation (“SBC”) and Daniel D. Greenwell, respectively, associated with the issuance and sale of the Senior Secured Notes discussed in footnote (B) of Note 7. As discussed in Note 11, we paid a fee of $2.7 million to an affiliate of SBC relating to the letter agreement amending the terms of the Series E Redeemable Preferred.  As discussed in Note 11, all outstanding shares of the Series E and Series F Redeemable Preferred are held by this affiliate. Pursuant to the terms of the Board Representation and Standstill Agreement, our Board includes two directors that are employees of SBC and affiliates. During 2018, 2017 and 2016, we incurred director fees associated with these directors totaling approximately $0.3 million for each respective year.

Effective December 30, 2018, Daniel D. Greenwell elected not to enter into a new employment agreement and resigned from the Board and his roles as Chairman and our Chief Executive Officer.  Subject to the execution of a release agreement, which was executed in January 2019, Mr. Greenwell was entitled to certain severance benefits pursuant to the terms of his employment agreement. At December 31, 2018, our accrued and other liabilities include approximately $2.8 million relating primarily to severance benefits owed to Mr. Greenwell.  In addition, approximately $2.7 million of share-based compensation was incurred due to the accelerated vesting of 312,369 shares of restricted stock.

No dividends were declared during 2018, 2017 and 2016.  At December 31, 2018, accumulated dividends on the Series B and Series D Preferred totaled approximately $978,000.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

During 2018, 2017 and 2016, we incurred director fees associated with Barry H. Golsen totaling approximately $0.1 million for each respective year.

As the result of Jack E. Golsen (“J. Golsen”) informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its current term expiring on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms his employment agreement, delivered a notice of non-renewal to J. Golsen.  J. Golsen will remain a member of the Board and, following the Retirement Date, will have the title of Chairman Emeritus.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15.  Related Party Transactions (continued)

During 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that commenced on January 1, 2018 and end upon the earlier of his death or a change in control as defined in the Transition Agreement.  During the term, J. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we will also reimburse J. Golsen for his cost of certain medical insurance coverage until his death.  Effective as of the Retirement Date, our existing severance agreement with J. Golsen will terminate.  In consideration for his services, including as Chairman Emeritus, we will pay J. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control that occurs prior to his death.

During 2017, a death benefit agreement with J. Golsen was terminated pursuant to the terms of the agreement that allowed us to terminate at any time and for any reason prior to the death of the employee.  As a result, the liability of approximately $1.4 million for the estimated death benefit associated with this agreement was extinguished and derecognized with the offset classified as operating other income in 2017.

During 2017, we sold our engineered products business (industrial machinery and related components) to Industrial Acquisitions LLC and Industrial Products LLC (both entities are owned by immediate family members of J. Golsen) for $3.5 million which sale resulted in a loss of approximately $0.8 million, classified as operating other expense.

During 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of J. Golsen and former employee and President and Chief Operating Officer of the Climate Control Business.  Pursuant to the terms of the agreement, S. Golsen provided services relating to the sale of the Climate Control Business and subsequent services to improve the transition process from LSB to NIBE.  The total consulting fee was approximately $0.4 million and the term of the agreement was for 2 years through May 2018.

During 2016, we executed agreements, sold and assigned our rights in certain life insurance policies owned by us as beneficiary.  The purchase price of these policies was the cash surrender value at the time of purchase.  These policies insured our two Board members, J. Golsen and Barry H. Golsen and a former employee, S. Golsen.  We received approximately $1.7 million from the sale of these life insurance policies.

During 2016, we incurred consulting fees of approximately $0.1 million from one of our Board members, Mr. Richard Sanders.  These fees relate to services performed by Mr. Sanders as an Interim Executive Vice President, Chemical Manufacturing, which involved the oversight of our chemical plant operations during this time period.  On August 1, 2016, these consulting services ceased when we appointed Mr. John Diesch in this executive position.

16. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2018	2017	2016
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$35,719	$34,274	$28,049
Income taxes, net	$(1,138)	$(674)	$(2,611)

Noncash investing and financing activities:
Incentive tax credit receivable associated with property, plant and equipment	$—	$8,125	$—
Supplies and accounts payable associated with additions of property, plant and equipment	$16,484	$17,105	$16,056
Dividend accrued on redeemable preferred stock	$26,840	$23,443	$19,733
Accretion of redeemable preferred stock	$3,375	$6,487	$6,546

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Discontinued Operations

During 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of the stock purchase agreement.  Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account.  In conjunction with the Climate Control Business sale, we entered into a transition services agreement (“TSA”), pursuant to which, among other things, we agreed to provide certain information technology, payroll, legal, tax and other general services, which services have been completed.  At December 31, 2017 our accounts receivable included approximately $2.7 million relating to the sale of our Climate Control Business representing an indemnity escrow balance which balance was received in 2018.

Summarized results of discontinued operations are as follows for:

	Year Ended December 31,
	2017	2016
	(In Thousands)
Net sales	$—	$138,609
Cost of sales	—	93,178
Selling, general and administrative expense	—	32,719
Transaction costs	—	2,535
Other expense (income), net	—	175
Income from operations of discontinued operations	—	10,002
Gain on sale of discontinued operations	2,595	281,990
Provision for income taxes	1,519	91,691
Income from discontinued operations, net of taxes	$1,076	$200,301

Summarized condensed cash flow information of discontinued operations is as follows:

	Year Ended December 31,
	2017	2016
	(In Thousands)
Deferred income taxes	$2,461	$88,356
Depreciation and amortization of property, plant and equipment	$—	$1,607
Stock-based compensation	$—	$955
Expenditures for property, plant and equipment	$—	$273
Software and software development costs	$—	$675

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2018 and 2017 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2018
Net sales	$100,450	$103,199	$79,781	$94,730
Gross profit (loss) (1)	$10,093	$3,073	$(9,742)	$12,411
Net loss (1) (2)	$(5,591)	$(27,506)	$(26,084)	$(13,045)
Net loss attributable to common stockholders	$(13,603)	$(35,011)	$(33,422)	$(20,705)

Basic and dilutive loss per common share:	$(0.49)	$(1.27)	$(1.22)	$(0.75)

2017
Net sales	$123,344	$122,853	$92,390	$88,917
Gross profit (loss) (1)	$11,615	$11,340	$(7,285)	$(10,204)
Net income (loss) (1) (2)	$(5,986)	$(7,033)	$(17,112)	$914
Net loss attributable to common stockholders	$(13,196)	$(14,515)	$(24,745)	$(6,991)

Income (loss) per common share:
Basic and dilutive:
Loss from continuing operations	$(0.48)	$(0.53)	$(0.91)	$(0.30)
Income from discontinued operations, net of taxes	—	—	—	0.04
Net income (loss)	$(0.48)	$(0.53)	$(0.91)	$(0.26)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and net income (loss):

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Recovery from a settlement with a vendor
2018	$—	$—	$—	$4,419

Turnaround expense: (A)
2018	$(302)	$(1,412)	$(7,939)	$(116)

2017	$—	$(120)	$(1,098)	$(102)

Recovery of precious metals:
2017	$—	$2,905	$—	$—

(2)	The following income (expense) items impacted net income (loss):

Loss on extinguishment of debt
2018	$—	$—	$(5,951)	$—

Interest expense, net:
2018	$(9,306)	$(11,693)	$(11,009)	$(11,056)

2017	$(9,358)	$(9,292)	$(9,291)	$(9,326)

Severance benefits and accelerated stock-based compensation
2018	$—	$—	$—	$(5,300)

Benefit (provision) for income taxes:
2018	$922	$(4,324)	$2,426	$(764)

2017	$1,282	$2,761	$6,698	$30,018

Income from discontinued operations, net of taxes
2017	$—	$—	$—	$1,076

(A)	Turnaround expenses do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2018, 2017, and 2016

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2018	$303	$124	$76	$351

2017	$357	$(54)	$—	$303

2016	$525	$80	$248	$357

Supplies-reserve for slow-moving items:
2018	$15	$—	$—	$15

2017	$15	$—	$—	$15

2016	$928	$—	$913	$15

Notes receivable - allowance for doubtful accounts:
2016	$970	$—	$970	$—

Deferred tax assets - valuation allowance:
2018	$26,920	$21,042	$2,336	$45,626

2017	$13,128	$13,792	$—	$26,920

2016	$1,242	$11,886	$—	$13,128

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.