Form 10-Q
period 2019-03-31
LSB INDUSTRIES INC
filed 2019-04-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,769,635 shares as of April 18, 2019.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2019 is unaudited)

	March 31,	December 31,
	2019	2018
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$21,705	$26,048
Accounts receivable	46,524	67,043
Allowance for doubtful accounts	(475)	(351)
Accounts receivable, net	46,049	66,692
Inventories:
Finished goods	30,301	27,726
Raw materials	2,239	1,483
Total inventories	32,540	29,209
Supplies, prepaid items and other:
Prepaid insurance	7,933	10,924
Supplies	25,276	24,576
Other	8,002	8,964
Total supplies, prepaid items and other	41,211	44,464
Total current assets	141,505	166,413

Property, plant and equipment, net	962,538	974,248

Other assets:
Operating lease assets	15,317	—
Intangible and other assets, net	7,109	7,672
	22,426	7,672

	$1,126,469	$1,148,333

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2019 is unaudited)

	March 31,	December 31,
	2019	2018
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,898	$62,589
Short-term financing	5,863	8,577
Accrued and other liabilities	37,671	42,129
Current portion of long-term debt	12,275	12,518
Total current liabilities	105,707	125,813

Long-term debt, net	412,913	412,681

Noncurrent operating lease liabilities	9,671	—

Other noncurrent accrued and other liabilities	8,373	8,861

Deferred income taxes	57,057	56,612

Commitments and contingencies (Note 6)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $219,327,000 ($212,071,000 at December 31, 2018)	209,921	202,169
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,845,000 ($2,785,000 at December 31, 2018)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,207,000 ($1,192,000 at December 31, 2018)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	198,950	198,482
Retained earnings	134,481	153,773
	339,559	358,383
Less treasury stock, at cost:
Common stock, 2,513,575 shares (2,438,305 shares at December 31, 2018)	16,732	16,186
Total stockholders' equity	322,827	342,197
	$1,126,469	$1,148,333

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	March 31,
	Three Months Ended
	2019	2018
	(In Thousands, Except Per Share Amounts)
Net sales	$94,152	$100,450
Cost of sales	86,834	90,357
Gross profit	7,318	10,093

Selling, general and administrative expense	7,224	8,303
Other expense (income), net	23	(94)
Operating income	71	1,884

Interest expense, net	10,987	9,306
Non-operating other expense (income), net	224	(909)
Loss before provision (benefit) for income taxes	(11,140)	(6,513)
Provision (benefit) for income taxes	400	(922)
Net loss	(11,540)	(5,591)

Dividends on convertible preferred stocks	75	75
Dividends on Series E redeemable preferred stock	7,256	6,338
Accretion of Series E redeemable preferred stock	496	1,599
Net loss attributable to common stockholders	$(19,367)	$(13,603)

Basic and dilutive net loss per common share:	$(0.69)	$(0.49)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	$3,000	$3,128	$198,950	$134,481	$(16,732)	$322,827

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Cash flows from operating activities
Net loss	$(11,540)	$(5,591)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	445	(910)
Depreciation and amortization of property, plant and equipment	16,826	17,736
Amortization of intangible and other assets	313	602
Other	2,098	627
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	2,543	(7,443)
Inventories	(3,393)	1,650
Prepaid insurance	2,991	2,722
Accounts payable	(10,480)	(431)
Accrued interest	9,659	(7,959)
Other assets and other liabilities	(2,401)	214
Net cash provided by operating activities	7,061	1,217

Cash flows from investing activities
Expenditures for property, plant and equipment	(7,115)	(6,247)
Proceeds from property insurance recovery associated with property, plant and equipment	—	1,531
Net proceeds from sale of discontinued operations	—	2,730
Other investing activities	9	95
Net cash used by investing activities	(7,106)	(1,891)

Cash flows from financing activities
Proceeds from other long-term debt	795	—
Payments on other long-term debt	(1,610)	(1,647)
Payments on short-term financing	(2,714)	(2,447)
Taxes paid on equity awards	(690)	(184)
Other financing activities	(79)	—
Net cash used by financing activities	(4,298)	(4,278)

Net decrease in cash and cash equivalents	(4,343)	(4,952)

Cash and cash equivalents at beginning of period	26,048	33,619
Cash and cash equivalents at end of period	$21,705	$28,667

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

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

In 2016, LSB completed the sale of all of the stock of the Climate Control Group, Inc. (an indirect subsidiary that conducted LSB’s Climate Control Business) pursuant to the terms of a stock purchase agreement.  During the first quarter of 2018, we received the remaining proceeds held in a related indemnity escrow account of $2.7 million.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2018 Form 10-K.

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

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

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

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  The accretion was recorded to retained earnings. However, this accretion will change if the expected redemption date changes.

Recently Adopted Accounting Pronouncements

ASU 2016-02 and related ASUs – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases. In addition, the FASB issued various other ASUs further amending lease accounting guidance (together “ASC 842”). On January 1, 2018, we adopted ASC 842 as discussed in Note 2.

2.  Adoption of ASC 842

On January 1, 2019, we adopted ASC 842 using the additional transition method option provided by ASU 2018-11. Under this transition method, we applied the new accounting guidance on the date of adoption. Upon adoption, a cumulative effect adjustment was not required; however, the effect of this guidance on our consolidated financial statements impacted our balance sheet presentation by increasing the amount of our noncurrent assets for the inclusion of right-of-use assets of $15.9 million and increasing the amount of our liabilities for the inclusion of the associated lease obligations of $15.9 million, most of which are classified as noncurrent.

Under the transition option we elected, ASC 842 is applied only to the most current period presented in the financial statements and our reporting for the comparative periods presented in the financial statements continue to be in accordance with Topic 840, including disclosures.  Upon adoption, we elected the following accounting policies or practical expedients related to ASC 842:

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

Currently, most of our leases are classified as operating leases under which we are the lessee and primarily relate to railcars, other equipment and office space.  In addition, our leases that are classified as finance leases (previously classified as capital leases) and other leases under which we are the lessor are not material. Most of our leases do not include options to extend or terminate the lease prior to the end of the term.  As of March 31, 2019, we did not have any material operating leases with lease terms greater than one year that have not yet commenced.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.  Adoption of ASC 842 (continued)

Three Months Ended
March 31, 2019
(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$1,848
Short-term lease cost	705
Other cost (1)	18
Total lease cost	$2,571
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$1,799
Operating cash flows from finance leases	4
Financing cash flows from finance leases	36
Cash paid for amounts included in the measurement of lease liabilities	$1,839

Right-of-use assets obtained in exchange for new operating lease liabilities	$938
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	4.3
Weighted-average remaining lease term - finance leases (in years)	4.5
Weighted-average discount rate - operating leases	8.96%
Weighted-average discount rate - finance leases	8.94%

(1)	Includes variable and finance lease costs.

Maturities of operating lease liabilities are as follows:

Operating Leases
(In thousands)
For the remainder of 2019	$5,404
2020	3,997
2021	2,746
2022	2,099
2023	1,819
Thereafter	2,565
Total lease payments	18,630
Less imputed interest	(3,242)
Present value of lease liabilities	$15,388

Under Topic 840, expenses associated with our operating lease agreements, including month-to-month leases, for the first quarter of 2018 was approximately $2.2 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3. Loss Per Common Share

	Three Months Ended
	March 31,
	2019	2018
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(11,540)	$(5,591)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(7,256)	(6,338)
Dividend requirements on Series B Preferred	(60)	(60)
Dividend requirements on Series D Preferred	(15)	(15)
Accretion of Series E Redeemable Preferred	(496)	(1,599)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(19,367)	$(13,603)

Denominator:
Denominator for basic and dilutive net loss per common share – adjusted weighted-average shares (1)	27,959,024	27,518,782

Basic and dilutive net loss per common share:	$(0.69)	$(0.49)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2019	2018
Restricted stock and stock units	930,386	1,195,315
Convertible preferred stocks	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646
Stock options	124,000	196,121
	2,274,698	2,611,748

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4. Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2019	2018
	(In Thousands)
Accrued interest	$16,164	$6,505
Current portion of operating lease liabilities	5,717	—
Deferred revenue	4,859	5,216
Accrued payroll and benefits	3,866	7,259
Customer deposits	3,219	1,783
Accrued death and other executive benefits	2,581	2,777
Series E Redeemable Preferred - embedded derivative	1,843	1,642
Accrued health and worker compensation insurance claims	994	1,107
Accrued litigation settlement (see Note 6)	—	18,450
Other	6,801	6,251
	46,044	50,990
Less noncurrent portion	8,373	8,861
Current portion of accrued and other liabilities	$37,671	$42,129

5. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2019	2018
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 6.0% (A)	$10,000	$10,000
Senior Secured Notes due 2023 (B)	400,000	400,000
Secured Promissory Note due 2019, with a current interest rate of 5.73% (C)	6,906	7,165
Secured Promissory Note due 2021, with a current interest rate of 5.25% (D)	7,269	8,090
Secured Promissory Note due 2023, with a current interest rate of 6.74% (E)	14,190	14,685
Other (F)	981	221
Unamortized discount and debt issuance costs	(14,158)	(14,962)
	425,188	425,199
Less current portion of long-term debt, net	12,275	12,518
Long-term debt due after one year, net	$412,913	$412,681

(A) As amended in February 2019, our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $75 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At March 31, 2019, our available borrowings under our Working Capital Revolver Loan were approximately $40.1 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is February 26, 2024.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5. Long-Term Debt (continued)

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Senior Secured Notes”).  The Senior Secured Notes were issued at a price equal to 99.509% of their face value.  The Senior Secured Notes mature on May 1, 2023.  Interest is to be paid semiannually in arrears on May 1st and November 1st.

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

(F) Includes $0.8 million relating to a secured loan agreement EDC entered during March 2019. Under the terms of the agreement, EDC has up to $7.5 million of available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period), subject to certain conditions.  During the Interim Loan Period, interest only is payable in monthly installments. The Interim Loan will be replaced by a term loan upon completion of the construction, which is expected to be during 2019.  Principal and interest will be payable in 60 equal monthly installments under the term loan.

6. Commitments and Contingencies

Natural Gas Purchase Commitments – At March 31, 2019, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included minimal volume purchase commitments with fixed prices through April 2019.

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

As of March 31, 2019, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.  Commitments and Contingencies (continued)

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

In October 2017, PCC filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility.  Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application.  PCC and ODEQ are engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream.

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contains more restrictive discharge limits than the previous 2004 permit. In August 2017, ADEQ issued a final NPDES permit with new dissolved mineral limits.  EDC filed an appeal in September 2017 and a Permit Appeal Resolution (“PAR”) was signed in July 2018.  EDC is in compliance with the revised permit limits agreed upon in the PAR.

In November 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018 which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  That report was submitted to the ADEQ on February 11, 2019.

The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs, if any,) cannot currently be reasonably estimated.  Therefore, no liability has been established at March 31, 2019, in connection with this matter.

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

(Unaudited)

6.  Commitments and Contingencies (continued)

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of March 31, 2019.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2019, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above.

In 2015, a case styled Dennis Wilson vs. LSB Industries, Inc., et al., was filed in the United States District Court for the Southern District of New York.  The plaintiff purports to represent a class of our shareholders and asserts that we violated federal securities laws by allegedly making material misstatements and omissions about delays and cost overruns at our El Dorado Chemical Company manufacturing facility and about our financial well-being and prospects.  The lawsuit, which also names certain current and former officers, sought an unspecified amount of damages.

In October 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which was subject to approval by the court. On January 17, 2019, the parties entered into a Stipulation and Agreement of Settlement (The “Wilson Settlement Agreement”), pursuant to which the settlement amount of approximately $18.5 million was paid in March by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, a release of all claims.  The Wilson Settlement Agreement received preliminary approval from the Court on February 25, 2019 and will be further reviewed by the Court at a settlement hearing schedule for June 28, 2019.  As of March 31, 2019, no liability reserve has been established in connection with this matter.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.  Commitments and Contingencies (continued)

Except for the invoices totaling approximately $3.5 million that were not approved by Leidos for payment that are included in our accounts payable, no liability has been established in connection with the claims asserted by Global.  On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried to the Court during the fall of 2018.  The Court took the matter under advisement, will consider the evidence and render judgment.  LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  Trial is scheduled for Part (2) of the matter in February of 2020.

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

7. Income Taxes

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

For the first nine months of 2018, we recorded provisional amounts for certain enactment-date effects of the Act by applying the guidance in SAB 118 because we had not yet completed our enactment-date accounting for these effects.  In 2018, we recorded tax expense related to these effects including the decrease in the federal corporate tax rate, additional limitations on executive compensation, and limitations on the deductibility of interest.  During the fourth quarter of 2018, we completed the accounting for tax reform and there was no adjustment to provisional amounts recorded.

Provision (benefit) for income taxes is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Current:
Federal	$—	$—
State	$(45)	$(12)
Total Current	$(45)	$(12)

Deferred:
Federal	$323	$(785)
State	122	(125)
Total Deferred	$445	$(910)
Provision (benefit) for income taxes	$400	$(922)

For the three months ended March 31, 2019 and 2018, the current provision for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions, and other similar adjustments.

Our estimated annual effective rate for 2019 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances, and other permanent items.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.  Income Taxes (continued)

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2019 to be approximately $8.3 million.  We have also determined it was more-likely-than-not that a portion of the state NOL carryforwards would not be able to be utilized before expiration and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2019 will be approximately $3.8 million.

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

The tax provision for the three months ended March 31, 2019 was $0.4 million (4% provision on pre-tax loss) and the tax benefit for the three months ended March 31, 2018 was $0.9 million (14% benefit on pre-tax loss).  For the three months of 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2015-2018 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of March 31, 2019, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed below under Embedded Derivative.

As of March 31, 2019, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2018	139,768	$202,169
Accretion relating to liquidation preference on preferred stock	—	265
Accretion for discount and issuance costs on preferred stock	—	231
Accumulated dividends	—	7,256
Balance at March 31, 2019	139,768	$209,921

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8. Redeemable Preferred Stocks (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As March 31, 2019 and December 31, 2018, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred.  In addition, at March 31, 2019 and December 31, 2018, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $6.24 and $5.52 per share, respectively.

The valuations of the embedded derivative are classified as Level 3. This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.  In addition, no valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative. A Level 3 valuation is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

At March 31, 2019 and December 31, 2018, the fair value of the embedded derivative was $1.8 million and $1.6 million, respectively, and are included in our noncurrent accrued and other liabilities.  For the three months ended March 31, 2019 and 2018, we recognized unrealized loss of approximately $0.2 million and an unrealized gain of $0.8 million, respectively, due to the change in fair value of the embedded derivative, which unrealized loss/gain are included in our non-operating expense (income).

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended March 31,
	2019	2018
	(Dollars In Thousands)
Net sales:
Agricultural products	$46,820	$52,269
Industrial acids and other chemical products	37,850	38,137
Mining products	9,482	10,044
Total net sales	$94,152	$100,450

Transaction Price Constraints and Variable Consideration

For most of our contracts within the scope of Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity.  These contract prices are often based on commodity indexes (such as NYMEX) published monthly and the contract quantities are typically based on estimated ranges.  The quantities become fixed and determinable over a period of time as each sale order is received from the customer.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.  Net Sales (continued)

The aforementioned constraints over transaction prices in conjunction with the variable consideration included in our material contracts prevent a practical assignment of a specific dollar amount to performance obligations at the beginning and end of the period.  Therefore, we have applied the variable consideration allocation exception.

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 14 months at March 31, 2019.

Contract Assets, Liabilities and Other Information

Our contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $8.1 million and $7.0 million of contract liabilities as of March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, revenues of $1.4 million and $1.9 million, respectively, were recognized and included in the balance at the beginning of the respective period.

Revenue recognized in the current period from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

10. Related Party Transactions

During the first quarter of 2019, we entered into a secured loan agreement with an affiliate of LSB Funding L.L.C. (“LSB Funding”) as discussed in footnote (F) of Note 5.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 6. In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.1 million at March 31, 2019.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2019	2018
	(In Thousands)
Cash refunds for:
Income taxes, net	$(48)	$(851)
Noncash continuing investing and financing activities:
Dividends accrued on Series E Redeemable Preferred	$7,256	$6,338
Supplies and accounts payable associated with additions of property, plant and equipment	$11,901	$13,859
Accretion of Series E Redeemable Preferred	$496	$1,599

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2019 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Operating Initiatives for 2019

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the On-Stream Rates of our Chemical Plants.  Over the past 24 months, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  We engaged outside maintenance experts to assist us in expediting implementation and overall use.  We completed the initial implementation during 2018. Additionally, beginning in the third quarter of 2018, we engaged outside consultants to do a thorough review of our operating and maintenance procedures and our preventive maintenance programs at all of our facilities in an effort to determine where we may have gaps in procedures and programs and where we may need enhancements. Based on the “Gap Analysis” completed, we have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures

•

Focus on the Continued Improvement of Our Safety Performance.  We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented and are currently managing enhanced safety programs at our facilities that focus on reducing risks and improving our safety culture.

•

Continue Broadening of the Distribution of our Products.  We have increased our overall sales volume of HDAN over the past several years by approximately 30% through various marketing initiatives including: (1) storing and distributing HDAN at our Pryor Facility which allows us to sell to new markets and customers out of that facility and; (2) educating growers on the agronomic benefits and the additional applications for HDAN.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our mining products by partnering with customers to take product further into the Western U.S. as well as markets outside the U.S. We also partnered with a current customer to position an emulsion explosives plant at our El Dorado Facility.  We have been selling product to that facility since the fourth quarter of 2018.  We will continue to explore further guest plant opportunities for various products at our facilities in 2019.

In addition, through increased marketing efforts, we increased our sales volumes of nitric acid over the past 24 months by approximately 31%.  We continue to focus our efforts to expand our market for our nitric acid products in North America and to fully utilize available nitric acid production capacity of our facilities.

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

•

Continued Focus on Procurement and Logistics.  In 2018, we engaged outside experts to assist us in centralizing and expanding our company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of those changes, and continue to see benefits since the third quarter of 2018. We believe that these efforts, along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis, which we expect to realize over the next 12 to 24 months. Additionally, we will continue to focus on improving the effectiveness and overall cost of our logistics strategy through a centrally managed team focused on building logistics partners that will help us further drive efficiencies in 2019.

•

Focus on Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that the improving end markets for our products combined with our improved operating performance will be a benefit in achieving those efforts.  We continue to actively seek ways to improve our capital structure going forward.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Recent Developments

Expectations on increased planted corn acreage in the U.S. for the 2019/2020 season have supported nitrogen fertilizer demand outlooks through the first quarter of 2019.  However, continued adverse weather in the Midwest, flooding throughout the Mississippi river region during March and saturated fields in Iowa and Nebraska have delayed fertilizer application and planting activities in the first quarter of 2019.  Challenging weather patterns have continued into the second quarter of 2019.  While pricing for our key agricultural products have improved compared to a year ago, we expect current high product inventory levels across the supply chain to challenge pricing in the near term.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 50% of our total net sales for the first quarter of 2019. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and effect product margins.

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  Industry reports indicated China’s recent tariffs placed on U.S. soybeans could result in a shift of 2 to 4 million acres that will be rotated from soybeans to corn in the next planting season. The USDA also estimates an increase in 2019 corn acres that is in line with other industry reports of approximately 92 million to 93 million.  Soybean pricing concerns may drive crop planting selection when final crop choices are made at the farm level. The following April estimates are associated with the corn market:

	2019 Crop	2018 Crop	Percentage	2017 Crop	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.1	90.2	(1.2%)	94.0	(5.2%)
U.S. Yield per Acre (Bushels)	176.40	176.6	(0.1%)	174.6	1.0%
U.S. Production (Million bushels)	14,420	14,609	(1.3%)	15,148	(4.8%)
U.S. Ending Stocks (Million metric tons)	51.7	54.4	(5.0%)	58.3	(11.3%)
World Ending Stocks (Million metric tons)	314.0	340.4	(7.8%)	350.8	(10.5%)
(1)	Information obtained from WASDE reports dated April 9, 2019 (April Report) for the 2018/2019 (“2019 Crop”), 2017/2018 (“2018 Crop”) and 2016/2017 (“2017 Crop”) corn marketing years.
(2)	Represents the percentage change between the 2019 Crop amounts compared to the 2018 Crop amounts.
(3)	Represents the percentage change between the 2019 Crop amounts compared to the 2017 Crop amounts.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and through the first quarter of 2019, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply of fertilizer has been established.  We expect this trend to continue through the remainder of 2019.

Industrial

Sales of our industrial products were approximately 40% of our total net sales for the first quarter of 2019.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators generally continue to be positive for these sectors domestically.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 10% of our total net sales for the first quarter of 2019.  Our mining products are LDAN and AN solutions, which are primary used as AN fuel oil and specialty emulsions for surface mining of coal and for usage in quarries and the construction industry.  As reported by the EIA, annual coal production in the U.S. for the full year of 2018 was down 2% from 2017 due to this market’s weak competitive position in the electrical generation sector compared with natural gas and to a lesser degree lower export demand.  EIA is forecasting another 9% decrease in U.S. coal production in 2019 followed by a continued decline of 6% in 2020.  This estimated decline is based on the continual shift in utility-scale electricity generation from coal to natural gas.  We believe that coal production in the U.S. continues to face significant challenges from competition from natural gas and renewable sources of energy.  While we believe, our plants are well located to support the more stable coal-producing regions in the upcoming years, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  As part of our continued effort to expand sales of our mining products, we entered into an agreement with a current customer, by which the customer has located an emulsion plant for the mining business at our El Dorado Facility.

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

	Three Months Ended
	March 31,
	2019	2018
Natural gas volumes (MMBtu in millions)	7.4	7.7
Natural gas average cost per MMBtu	$2.91	$2.79

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

Our El Dorado Facility performed a partial Turnaround during the second and third quarters of 2018.  The remaining portion of this Turnaround activity will be performed in the third quarter of 2019.  Following the completion of this work, we expect the El Dorado Facility to move to a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

Our Cherokee Facility is currently on a three-year Turnaround cycle with the next Turnaround to be performed is expected to occur in the third quarter of 2021.

Our Pryor Facility Turnaround is scheduled for the third quarter of 2019 and we expect to continue with a two-year Turnaround cycle at this facility with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

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

Consolidated Results of the First Quarter of 2019

Our consolidated net sales for the first quarter of 2019 were $94.2 million compared to $100.5 million for the same period in 2018. Our consolidated operating income was $0.1 million compared to $1.9 million for the same period in 2019.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

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

At our Cherokee Facility, the ammonia plant on-stream rate for first quarter of 2019 was 93% compared to 85% for the same period of 2018.  During the first quarter of 2018, the Cherokee Facility’s on-stream rate was impacted by maintenance completed on its primary reformer. Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our El Dorado Facility, the ammonia plant’s on-stream rate for first quarter of 2019 was 96% compared to 100% for the same period of 2018. Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our Pryor Facility, the ammonia plant’s on-stream rate for first quarter of 2019 was 88% compared to 91% for the same period of 2018.  While we anticipate brief periods of unscheduled downtime during the remainder of 2019 as we continue to take actions to improve long-term reliability, we are targeting an ammonia plant on-stream rate for 2019 of 90%.

We believe that our focus on improving on-stream rates as discussed in key operating initiatives will continue to improve our overall on-stream rate for the remainder of 2019.

Selling Prices

During the first quarter of 2019, average agricultural selling prices for our UAN, ammonia and HDAN increased 49%, 14%, and 7% respectively, compared to 2018 average selling prices for the same period reflecting a more favorable alignment of demand with market capacity for these products.

Our first quarter 2019 average industrial selling prices for our ammonia decreased compared to the same period of 2018. The first quarter 2019 Tampa Ammonia pricing declined approximately 15% as compared to the same period in 2018 which lead to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia price.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2019 and 2018 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table contains certain financial information:

	Three Months Ended March 31,			Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$46,820	$52,269	$(5,449)	(10)%
Industrial and mining products	47,332	48,181	(849)	(2)%
Total net sales	$94,152	$100,450	$(6,298)	(6)%

Gross profit:
Agricultural products (1)	$6,453	$4,702	$1,751	37%
Industrial and mining products (1)	17,676	23,398	(5,722)	(24)%
Adjusted gross profit by market (1)	24,129	28,100	(3,971)	(14)%
Depreciation and amortization (2)	(16,811)	(17,705)	894	(5)%
Turnaround expense	—	(302)	302	(100)%
Total gross profit	7,318	10,093	(2,775)	(27)%
Selling, general and administrative expense	7,224	8,303	(1,079)	(13)%
Other expense (income), net	23	(94)	117
Operating income	71	1,884	(1,813)	(96)%
Interest expense, net	10,987	9,306	1,681	18%
Non-operating other expense (income), net	224	(909)	1,133
Provision (benefit) for income taxes	400	(922)	1,322	(143)%
Net loss	$(11,540)	$(5,591)	$(5,949)	106%

Other information:
Gross profit percentage (3)	7.8%	10.0%	(2.2)%
Property, plant and equipment expenditures	$7,115	$6,247	$868	14%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended March 31,
	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$46,820	$47,332	$52,269	$48,181	$(5,449)	$(849)
Adjusted gross profit by market (1)	$6,453	$17,676	$4,702	$23,398	$1,751	$(5,722)
Adjusted gross profit percentage by market (2)	13.8%	37.3%	9.0%	48.6%	4.8%	(11.3)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	94,577	102,202	(7,625)	(7)%
HDAN	59,845	92,713	(32,868)	(35)%
Ammonia	19,205	32,996	(13,791)	(42)%
Other	3,328	4,183	(855)	(20)%
Total	176,955	232,094	(55,139)	(24)%

	Three Months Ended March 31,			Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$224	$150	$74	49%
HDAN	$264	$247	$17	7%
Ammonia	$372	$326	$46	14%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	74,834	68,098	6,736	10%
Nitric Acid	22,375	20,213	2,162	11%
Other Industrial Products	8,274	8,612	(338)	(4)%
Total	105,483	96,923	8,560	9%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	36,615	38,179	(1,564)	(4)%

Net Sales

•

Agricultural products sales decreased in the first quarter of 2019 primarily from lower sales volume for all of our agricultural products.  Agricultural products volumes were negatively impacted by weather-driven planting delays and flooding experienced during the beginning of the 2019 spring application season.  Partially offsetting the decrease in sales volumes were higher average selling prices for all our agricultural products.

•

Industrial acids and other industrial chemical products sales decreased primarily from lower industrial ammonia selling prices due to lower Tampa ammonia index prices. Average Tampa ammonia pricing during the first quarter of 2019 was approximately $50 per ton lower compared to the same period of 2018. This decrease in sales prices was partially offset by an increase in sales volumes for most of our industrial products.

•	Mining products sales volumes are down due to timing of sales. We expect to make up this volume in the second quarter of 2019.

Gross Profit

As noted in the tables above, we recognized a gross profit $7.3 million in the first quarter of 2019 compared to $10.1 million in the first quarter of 2018, or a decrease of approximately $2.8 million.  Overall, our gross profit percentage decreased 2% compared to the same period in 2018.

Our agricultural products adjusted gross profit percentage increased 5% to 14% in the first quarter of 2019 from 9% in the first quarter of 2018 as selling prices for our products improved partially offset by delayed or lost volume resulting from overall poor weather conditions and flooding across the U.S. and primarily in the areas, we typically see fertilizer sales during the first quarter.

Industrial and mining products adjusted gross profit percentage declined 11% in the first quarter of 2019 to 37% from 49% in the first quarter of 2018 primarily driven by lower overall Tampa ammonia pricing, which averaged approximately $280 per metric ton in the first quarter of 2019 compared to $330 per metric ton for the same period in 2018.

In addition to the net negative effect on gross profit from the lower sales discussed above, the decrease in gross profit includes approximately $1.0 million of higher freight costs incurred to move product for storage as a result of the delay in the spring application season and approximately $0.9 million from higher natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $7.2 million for the first quarter of 2019, a decrease of $1.1 million compared to the same period in 2018.  The decrease was primarily driven by a reduction in compensation-related costs.

Interest Expense, net

Interest expense for the first quarter of 2019 was $11.0 million compared to $9.3 million for the same period in 2018.  The increase relates primarily to the issuance of the Senior Secured Notes in 2018 as discussed in Note 5.

Non-operating Other Expense (Income), net

Non-operating other expense for the first quarter of 2019 was $0.2 million compared to non-operating income of $0.9 million for the same period in 2018 or a change of $1.1 million. This variance primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Provision (benefit) for Income Taxes

The provision for income taxes for the first quarter of 2019 was $0.4 million compared to a benefit of $0.9 million for the same period in 2018.  The resulting effective tax rate for the first quarters of 2019 and 2018 was 4% (provision on pre-tax loss) and 14% (benefit on pre-tax loss), respectively.  For the first of 2019, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowance.  Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2019	2018	Change
	(In Thousands)
Net cash flows from operating activities	$7,061	$1,217	$5,844

Net cash flows from investing activities	$(7,106)	$(1,891)	$(5,215)

Net cash flows from financing activities	$(4,298)	$(4,278)	$(20)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $7.1 million for the first quarter 2019 compared to $1.2 million for the first quarter of 2018, a change of approximately $5.9 million.

For the first quarter of 2019, the net cash provided is the result of a net loss of $11.5 million plus adjustments of $16.8 million for depreciation and amortization of PP&E, $0.4 million for deferred taxes and other adjustments of $2.4 million and net cash used of approximately $1.0 million primarily from our working capital.

For the first quarter of 2018, the net cash provided is the result of a net loss of $5.6 million plus adjustments of $17.7 million for depreciation and amortization of PP&E and other adjustments of $0.3 million and net cash used of $11.2 million primarily from our working capital, including a decrease in accrued interest and an increase in our trade accounts receivable.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $7.1 million for the first quarter of 2019 compared to net cash used of $1.9 million for the first quarter of 2018, a change of $5.2 million.

For the first quarter of 2019, the net cash used relates primarily to expenditures for PP&E.

For the first quarter of 2018, the net cash used is primarily the result of $6.2 million for expenditures for PP&E partially offset by $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of the Climate Control business in 2016 and $1.5 million relating to a recovery from a property insurance claim.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $4.3 million for both the first quarter of 2019 and 2018.

For the first quarter of 2019, the net cash used primarily consists of payments on other long-term debt and short-term financing of $4.3 million and payments of $0.8 million for other financing activities partially offset by proceeds $0.8 million from other long-term debt.

For the first quarter of 2018, the net cash used consists primarily of payments on long-term debt and short-term financing of $4.1 million.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	March 31,	December 31,
	2019	2018
	(In Millions)
Cash and cash equivalents	$21.7	$26.0
Long-term debt:
Working Capital Revolver Loan	$10.0	$10.0
Senior Secured Notes due 2023	400.0	400.0
Secured Promissory Note due 2019	6.9	7.2
Secured Promissory Note due 2021	7.3	8.1
Secured Promissory Note due 2023	14.2	14.7
Other (1)	1.0	0.2
Unamortized discount and debt issuance costs	(14.2)	(15.0)
Total long-term debt, including current portion, net	$425.2	$425.2
Series E and F redeemable preferred stock (2)	$209.9	$202.2
Total stockholders' equity	$322.8	$342.2
(1)	See discussion contained in Note 5.
(2)	Liquidation preference of $219 million as of March 31, 2019.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $75 million.  As of March 31, 2019, our Working Capital Revolver Loan had outstanding borrowings of $10 million and $40.1 million of availability.

We have planned capital expenditures of approximately $23 million to $28 million for the remainder of 2019 for a total in 2019 of approximately $30 million to $35 million for reliability and maintenance capital.  Included in our capital expenditures, we plan to install a new sulfuric acid converter at our El Dorado Facility during the fourth quarter of 2019 which will cost approximately $7.5 million.  We have finalized the equipment financing for this capital project.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Notes 6, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of March 31, 2019, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 – LSB has $400 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding.  Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023.

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

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due May 10, 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 6.74%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Working Capital Revolver Loan - At March 31, 2019, we had $10.0 million outstanding borrowings under the Working Capital Revolver Loan and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $40.1 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At March 31, 2019, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $219 million.

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

Since carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder, this accretion has and will continue to affect income (loss) per common share.  However, this accretion will change if the expected redemption date changes.

Capital Expenditures – First Quarter of 2019

For the first quarter of 2019, capital expenditures relating to PP&E were $7.1 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures for the remainder of 2019.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $1.2 million during the first quarter of 2019 in connection with environmental projects.  For the remainder of 2019, we expect to incur expenses ranging from $3.4 million to $3.8 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $103.83 per share for the current aggregate semi-annual dividend of $14.5 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2019, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $79.6 million.

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

As of March 31, 2019, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.1 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2019, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2019.

New Accounting Pronouncements

Refer to Notes 1 and 2 for recently adopted accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2018 Form 10-K. In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 2 – Other Environmental Matters of Note 6 and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 6.

The carrying values of the redeemable preferred stocks discussed in Note 8 are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2019 could change in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Aggregate Contractual Obligations

In the operation of our businesses, we enter into contracts, leases and borrowing arrangements.  As discussed in our 2018 Form 10-K, we had certain contractual obligations as of December 31, 2018, with various maturity dates, showing payments due for the next five years and thereafter related to the following:

•	long-term debt and interest,
•	Series E Redeemable Preferred and dividends,
•	other capital expenditures,
•	operating leases,
•	natural gas pipeline commitment, and
•	other contractual obligations.

See discussion in Note 5.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At March 31, 2019, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At March 31, 2019, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2019, we have $10 million of borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $15.2 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2019.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.

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

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of certain precious metals, natural gas, and ammonia;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;

•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2018.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EIA	-	The U.S. Energy Information Administration.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Interim Loan	-	A loan agreement between EDC and a lender with up to $7.5 million of available borrowing for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

NOL	-	Net Operating Loss

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes with a current interest rate of 9.625% which mature in May 2023.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Wilson Settlement Agreement	-	An agreement in the Dennis Wilson vs. LSB Industries, Inc., et al.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2017 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2016 and ending in 2017.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ending in 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.  For further discussion of our legal matters, see “Note 6—Commitments and Contingencies—Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2018 Form 10-K, filed with the SEC on February 26, 2019 for our discussion regarding risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 36.

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

10.1

Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2019, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.

Exhibit 4.1 to the Company’s Form 8-K filed February 28, 2019

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of April 2019.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)