Form 10-Q
period 2019-06-30
LSB INDUSTRIES INC
filed 2019-07-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-7677

LSB Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	73-1015226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3503 NW 63rd Street, Suite 500, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (405)  235-4546

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.10	LXU	New York Stock Exchange

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,783,462 shares as of July 19, 2019.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2019 is unaudited)

	June 30,	December 31,
	2019	2018
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$57,971	$26,048
Accounts receivable	52,680	67,043
Allowance for doubtful accounts	(466)	(351)
Accounts receivable, net	52,214	66,692
Inventories:
Finished goods	17,651	27,726
Raw materials	1,935	1,483
Total inventories	19,586	29,209
Supplies, prepaid items and other:
Prepaid insurance	5,032	10,924
Supplies	25,494	24,576
Other	8,720	8,964
Total supplies, prepaid items and other	39,246	44,464
Total current assets	169,017	166,413

Property, plant and equipment, net	951,546	974,248

Other assets:
Operating lease assets	13,945	—
Intangible and other assets, net	6,766	7,672
	20,711	7,672

	$1,141,274	$1,148,333

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2019 is unaudited)

	June 30,	December 31,
	2019	2018
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$43,849	$62,589
Short-term financing	3,222	8,577
Accrued and other liabilities	29,786	42,129
Current portion of long-term debt	8,672	12,518
Total current liabilities	85,529	125,813

Long-term debt, net	448,164	412,681

Noncurrent operating lease liabilities	9,072	—

Other noncurrent accrued and other liabilities	7,122	8,861

Deferred income taxes	51,322	56,612

Commitments and contingencies (Note 6)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $226,916,000 ($212,071,000 at December 31, 2018)	218,007	202,169
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,905,000 ($2,785,000 at December 31, 2018)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,222,000 ($1,192,000 at December 31, 2018)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	199,636	198,482
Retained earnings	133,026	153,773
	338,790	358,383
Less treasury stock, at cost:
Common stock, 2,513,575 shares (2,438,305 shares at December 31, 2018)	16,732	16,186
Total stockholders' equity	322,058	342,197
	$1,141,274	$1,148,333

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	June 30,		June 30,
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
	(In Thousands, Except Per Share Amounts)
Net sales	$121,527	$103,199	$215,679	$203,649
Cost of sales	101,850	100,126	188,684	190,483
Gross profit	19,677	3,073	26,995	13,166

Selling, general and administrative expense	8,366	8,397	15,590	16,700
Other expense (income), net	(34)	545	(11)	451
Operating income (loss)	11,345	(5,869)	11,416	(3,985)

Interest expense, net	11,315	11,693	22,302	20,999
Loss on extinguishment of debt	—	5,951	—	5,951
Non-operating other income, net	(868)	(331)	(644)	(1,240)
Income (loss) before provision (benefit) for income taxes	898	(23,182)	(10,242)	(29,695)
Provision (benefit) for income taxes	(5,733)	4,324	(5,333)	3,402
Net income (loss)	6,631	(27,506)	(4,909)	(33,097)

Dividends on convertible preferred stocks	75	75	150	150
Dividends on Series E redeemable preferred stock	7,589	6,628	14,845	12,966
Accretion of Series E redeemable preferred stock	497	802	993	2,401
Net loss attributable to common stockholders	$(1,530)	$(35,011)	$(20,897)	$(48,614)

Basic and dilutive net loss per common share:	$(0.05)	$(1.27)	$(0.75)	$(1.77)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	3,000	3,128	198,950	134,481	(16,732)	322,827
Net income						6,631		6,631
Dividend accrued on redeemable preferred stock						(7,589)		(7,589)
Accretion of redeemable preferred stock						(497)		(497)
Stock-based compensation					686	—		686
Balance at June 30, 2019	31,283	(2,514)	$3,000	$3,128	$199,636	$133,026	$(16,732)	$322,058

Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(5,591)		(5,591)
Dividend accrued on redeemable preferred stock						(6,338)		(6,338)
Accretion of redeemable preferred stock						(1,599)		(1,599)
Stock-based compensation					1,382			1,382
Other		(5)			(49)		(53)	(102)
Balance at March 31, 2018	31,281	(2,667)	3,000	3,128	195,289	242,686	(18,155)	425,948
Net loss						(27,506)		(27,506)
Dividend accrued on redeemable preferred stock						(6,628)		(6,628)
Accretion of redeemable preferred stock						(802)		(802)
Stock-based compensation					1,553			1,553
Other					(50)		7	(43)
Balance at June 30, 2018	31,281	(2,667)	$3,000	$3,128	$196,792	$207,750	$(18,148)	$392,522

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(In Thousands)
Cash flows from operating activities
Net loss	$(4,909)	$(33,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(5,290)	3,442
Loss on extinguishment of debt	—	5,951
Depreciation and amortization of property, plant and equipment	33,910	36,666
Amortization of intangible and other assets	625	1,197
Other	2,489	4,404
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(1,806)	6,927
Inventories	9,901	7,343
Prepaid insurance	5,892	5,772
Accounts payable	(17,440)	1,867
Accrued interest	687	(6,333)
Other assets and other liabilities	(3,798)	(795)
Net cash provided by operating activities	20,261	33,344

Cash flows from investing activities
Expenditures for property, plant and equipment	(12,866)	(15,369)
Proceeds from property insurance recovery associated with property, plant and equipment	—	1,531
Net proceeds from sale of discontinued operations	—	2,730
Other investing activities	62	756
Net cash used by investing activities	(12,804)	(10,352)

Cash flows from financing activities
Proceeds from revolving debt facility	5,000	—
Payments on revolving debt facility	(15,000)	—
Net proceeds from 9.625% senior secured notes	35,086	390,473
Payments on senior secured notes	—	(375,000)
Proceeds from other long-term debt	15,795	—
Payments on other long-term debt	(10,083)	(6,055)
Payments of debt-related costs, including extinguishment and modification costs	(287)	(9,805)
Payments of preferred stock modification costs	—	(2,677)
Payments on short-term financing	(5,355)	(6,105)
Taxes paid on equity awards	(690)	(226)
Net cash provided (used) by financing activities	24,466	(9,395)

Net increase in cash and cash equivalents	31,923	13,597

Cash and cash equivalents at beginning of period	26,048	33,619
Cash and cash equivalents at end of period	$57,971	$47,216

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2019 and for the three and six-month periods ended June 30, 2019 and 2018 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

2.  Adoption of ASC 842

On January 1, 2019, we adopted ASC 842 using the additional transition method option provided by ASU 2018-11. Under this transition method, we applied the new accounting guidance on the date of adoption. Upon adoption, a cumulative effect adjustment was not required; however, the effect of this guidance on our consolidated financial statements impacted our balance sheet presentation by increasing the amount of our noncurrent assets for the inclusion of right-of-use assets of $15.9 million and increasing the amount of our liabilities for the inclusion of the associated lease obligations of $15.9 million, most of which were classified as noncurrent.

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

We determine if an arrangement is a lease at inception.  Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments.  Lease expense is recognized on a straight-line basis over the lease term.  Currently, most of our leases are classified as operating leases under which we are the lessee and primarily relate to railcars, other equipment and office space.  In addition, our leases that are classified as finance leases (previously classified as capital leases) and other leases under which we are the lessor are not material. Most of our leases do not include options to extend or terminate the lease prior to the end of the term.  As of June 30, 2019, we did not have any material operating leases with lease terms greater than one year that have not yet commenced.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Adoption of ASC 842 (continued)

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$1,907	$3,754
Short-term lease cost	550	1,255
Other cost (1)	14	33
Total lease cost	$2,471	$5,042
Supplemental cash flow information related to leases:
Operating cash flows from operating leases		$3,928
Operating cash flows from finance leases		8
Financing cash flows from finance leases		44
Cash paid for amounts included in the measurement of lease liabilities		$3,980

Right-of-use assets obtained in exchange for new operating lease liabilities		$1,276
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)		4.3
Weighted-average remaining lease term - finance leases (in years)		4.3
Weighted-average discount rate - operating leases		8.96%
Weighted-average discount rate - finance leases		8.94%

(1)	Includes variable and finance lease costs.

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Operating Leases
(In thousands)
For the remainder of 2019	$3,652
2020	4,150
2021	2,819
2022	2,164
2023	1,865
Thereafter	2,606
Total lease payments	17,256
Less imputed interest	(3,239)
Present value of lease liabilities	$14,017

As previously disclosed in our 2018 Form 10-K and under Topic 840, future minimum lease payments on operating leases having initial or remaining terms one year or more at December 31, 2018 were as follows:

Operating Leases
(In thousands)
2019	$6,674
2020	3,547
2021	2,364
2022	1,949
2023	1,696
Thereafter	2,530
Total minimum lease payments	$18,760

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Adoption of ASC 842 (continued)

Additionally, under Topic 840, expenses associated with our operating lease agreements, including month-to-month leases, for the three and six months ending June 30, 2018 were approximately $2.7 million and $4.9 million, respectively.

3. Loss Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$6,631	$(27,506)	$(4,909)	$(33,097)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(7,589)	(6,628)	(14,845)	(12,966)
Dividend requirements on Series B Preferred	(60)	(60)	(120)	(120)
Dividend requirements on Series D Preferred	(15)	(15)	(30)	(30)
Accretion of Series E Redeemable Preferred	(497)	(802)	(993)	(2,401)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(1,530)	$(35,011)	$(20,897)	$(48,614)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,050,848	27,492,979	28,004,936	27,476,180

Basic and dilutive net loss per common share	$(0.05)	$(1.27)	$(0.75)	$(1.77)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Restricted stock and stock units	806,711	1,160,116	868,548	1,177,715
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	124,000	180,309	124,000	188,215
	2,151,023	2,560,737	2,212,860	2,586,242

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2019	2018
	(In Thousands)
Accrued interest	$7,192	$6,505
Current portion of operating lease liabilities	4,945	—
Accrued payroll and benefits	4,405	7,259
Deferred revenue	4,330	5,216
Accrued death and other executive benefits	2,574	2,777
Accrued litigation settlement (see Note 6)	2,000	18,450
Series E Redeemable Preferred - embedded derivative	1,118	1,642
Accrued health and worker compensation insurance claims	812	1,107
Customer deposits	679	1,783
Other	8,853	6,251
	36,908	50,990
Less noncurrent portion	7,122	8,861
Current portion of accrued and other liabilities	$29,786	$42,129

5. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2019	2018
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 6.0% (A)	$—	$10,000
Senior Secured Notes due 2023 (B)	435,000	400,000
Secured Promissory Note due 2021, with a current interest rate of 5.25% (C)	6,440	8,090
Secured Promissory Note due 2023, with a current interest rate of 6.69% (D)	13,695	14,685
Secured Financing due 2023, with an interest rate of 8.32% (E)	14,767	—
Secured Promissory Note due 2019 (E)	—	7,165
Other (F)	972	221
Unamortized discount, net of premium and debt issuance costs	(14,038)	(14,962)
	456,836	425,199
Less current portion of long-term debt	8,672	12,518
Long-term debt due after one year, net	$448,164	$412,681

(A) As amended in February 2019, our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $75 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At June 30, 2019, our available borrowings under our Working Capital Revolver Loan were approximately $47.4 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is February 26, 2024.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Notes”), pursuant to an indenture (the “Indenture”), dated as of April 25, 2018.  The Notes were issued at a price equal to 99.509% of their face value.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-Term Debt (continued)

On June 21, 2019, LSB completed the issuance and sale of $35 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “New Notes”). The New Notes were issued pursuant to the Indenture (the Notes together with the New Notes, the “Senior Secured Notes”). The New Notes were issued at a price equal to 102.125% of their face value, plus accrued interest from May 1, 2019 to June 21, 2019, in a transaction exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”) sold to eligible purchasers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act.  Interest on the New Notes accrues from May 1, 2019.

The Senior Secured Notes mature on May 1, 2023.  Interest is to be paid semiannually in arrears on May 1st and November 1st.

As it relates to the issuance of the Notes in April 2018, a portion of the net proceeds from the Notes were used to purchase/redeem the previously outstanding $375 million aggregate principal amount of senior secured notes scheduled to mature in 2019.  The remaining net proceeds were primarily used to pay related transaction fees and expenses, redemption premiums, and accrued interest on the senior secured notes purchased/redeemed. A portion of this transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed as incurred, and were included in interest expense in 2018. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million in 2018, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the senior secured notes purchased/redeemed.

(C) El Dorado Chemical Company (EDC), one of our subsidiaries, is party to a secured promissory note due in March 2021. Principal and interest are payable in monthly installments.

(D) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.

(E) On May 28, 2019, EDC entered into a $15 million secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”) with an interest rate of 8.32%. Beginning in June 2019, principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due on June 1, 2023. This financing arrangement is secured by the cogeneration facility equipment and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in June 2019.

(F) Includes $0.8 million relating to a secured loan agreement EDC entered during the first quarter of 2019. Under the terms of the agreement, EDC has up to $7.5 million of available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period), subject to certain conditions.  During the Interim Loan Period, interest only is payable in monthly installments. The Interim Loan will be replaced by a term loan upon completion of the construction, which is expected to be during 2019.  Principal and interest will be payable in 60 equal monthly installments under the term loan.

6. Commitments and Contingencies

Natural Gas Purchase Commitments – At June 30, 2019, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included volume purchase commitments with fixed costs of approximately 8.9 million MMBtus of natural gas.  These contracts extend through December 2019 at a weighted-average cost of $2.36 per MMBtu ($21.0 million) and a weighted-average market value of $2.12 per MMBtu ($18.8 million).

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Commitments and Contingencies (continued)

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

As of June 30, 2019, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.

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

The cost of any additional remediation that may be required would be determined based on the results of the investigation and risk assessment, of which cost (or range of costs, if any,) cannot currently be reasonably estimated.  Therefore, no liability has been established at June 30, 2019, in connection with this ADEQ matter.

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

(Unaudited)

6.  Commitments and Contingencies (continued)

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  These settlements have been paid by the insurer as of June 30, 2019.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2019, no liability reserve has been established in connection with this matter.

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

In October 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which was subject to approval by the court. On January 17, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Wilson Settlement Agreement”), pursuant to which the settlement amount of approximately $18.5 million was paid in March by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, a release of all claims.  On May 23, 2019, one request for exclusion from the settlement class was made. On June 28, 2019, the court held a settlement hearing and entered a Judgement Approving Class Action Settlement, which includes a provision whereby the party requesting exclusion may withdraw its exclusion from the settlement and file by July 23, 2019 to rejoin the class. On July 23, 2019, LSB reached a preliminary settlement and the requesting party withdrew its request for exclusion from the class.  It is expected that the additional settlement amount will be paid to the requesting party by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, an appropriate release of claims. A liability for the additional settlement amount has been accrued and a receivable for the loss recovery from our insurers for the additional settlement amount has been recognized as of June 30, 2019.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Commitments and Contingencies (continued)

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

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	$2	$(27)	$(43)	$(40)
Total Current	$2	$(27)	$(43)	$(40)

Deferred:
Federal	$(156)	$4,633	$167	$3,848
State	(5,579)	(282)	(5,457)	(406)
Total Deferred	$(5,735)	$4,351	$(5,290)	$3,442
Provision (benefit) for income taxes	$(5,733)	$4,324	$(5,333)	$3,402

For the three and six months ended June 30, 2019 and 2018, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes (continued)

Our estimated annual effective rate for 2019 includes the impact of permanent tax differences, limits on deductible compensation, state tax law changes, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2019 to be approximately $8.4 million.  We have also determined it was more-likely-than-not that a portion of our state deferred tax assets would not be able to be utilized and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2019 will be approximately $3.5 million.

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

The tax benefit for the six months ended June 30, 2019 was $5.3 million (3% provision on pre-tax loss excluding impact of state tax rate changes) and the tax provision for the six months ended June 30, 2018 was $3.4 million (11% provision on pre-tax loss).  For the six months of 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances and impact of state tax law changes. During the second quarter of 2019, changes in tax laws were enacted by certain states resulting in an income tax benefit.  The increase in the benefit is primarily due to the adjustments on the deferred tax assets and liabilities from the newly enacted state tax law changes.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2015-2018 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of June 30, 2019, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded. Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by 0.50% in April 2021 (b) by an additional 0.50% in April 2022 and (c) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed below under Embedded Derivative.

As of June 30, 2019, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2018	139,768	$202,169
Accretion relating to liquidation preference on preferred stock	—	531
Accretion for discount and issuance costs on preferred stock	—	462
Accumulated dividends	—	14,845
Balance at June 30, 2019	139,768	$218,007

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Redeemable Preferred Stocks (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As June 30, 2019 and December 31, 2018, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred.  In addition, at June 30, 2019 and December 31, 2018, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $3.90 and $5.52 per share, respectively.

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

At June 30, 2019 and December 31, 2018, the fair value of the embedded derivative was $1.1 million and $1.6 million, respectively, and are included in our noncurrent accrued and other liabilities.  For the three months ended June 30, 2019, we recognized an unrealized gain of approximately $0.7 million due to the change in fair value of the embedded derivative, (minimal for the same period in 2018).  For the six months ended June 30, 2019 and 2018, we recognized unrealized gains of approximately $0.5 million and $1.1 million, respectively, due to the change in fair value of the embedded derivative.  These unrealized gains are included in our non-operating income.

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net sales:
Agricultural products	$72,476	$58,024	$119,296	$110,293
Industrial acids and other chemical products	37,177	32,775	75,027	70,912
Mining products	11,874	12,400	21,356	22,444
Total net sales	$121,527	$103,199	$215,679	$203,649

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Net Sales (continued)

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

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 15 months at June 30, 2019.

Contract Assets, Liabilities and Other Information

Our contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $5.0 million and $7.0 million of contract liabilities as of June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019 revenues of $3.0 million and $2.5 million, respectively, were recognized and included in the balance at the beginning of the respective period.  For the three and six months ended June 30, 2018, revenues of $2.3 million and $4.0 million were recognized and included in the balance at the beginning of each period.

Revenue recognized in the current period from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

10. Related Party Transactions

During the first six months of 2019, we entered into two separate financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E) and (F) of Note 5, which transactions included debt issuance costs totaling approximately $0.1 million paid to this affiliate.  In June 2019, we incurred a consent fee of approximately $0.3 million from LSB Funding associated with the issuance of the New Notes discussed in footnote (B) of Note 5.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 5. In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.1 million at June 30, 2019.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2019	2018
	(In Thousands)
Cash refunds for:
Income taxes, net	$(48)	$(962)
Noncash continuing investing and financing activities:
Dividends accrued on Series E Redeemable Preferred	$14,845	$12,966
Supplies and accounts payable associated with additions of property, plant and equipment	$12,062	$13,156
Accretion of Series E Redeemable Preferred	$993	$2,401
Accounts payable associated with debt issuance costs incurred relating to senior secured notes	$731	$1,109

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2019 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

•

Continue Broadening of the Distribution of our Products.  We have significantly increased our overall sales volume of HDAN over the past several years through various marketing initiatives including: (1) storing and distributing HDAN at our Pryor Facility which allows us to sell to new markets and customers out of that facility and; (2) educating growers on the agronomic benefits and the additional applications for HDAN.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our mining products by partnering with customers to take product further into the Western U.S. as well as markets outside the U.S. We also partnered with a current customer to position an emulsion explosives plant at our El Dorado Facility.  We have been selling product to that facility since the fourth quarter of 2018.  We will continue to explore further guest plant opportunities for various products at our facilities in 2019.

Additionally, we continue to focus our efforts to expand our market for our nitric acid products in North America and to fully utilize available nitric acid production capacity of our facilities.

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  In 2019, we are in the process of reviewing  all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities. Additionally, during 2019, we developed a pipeline of margin enhancement projects including product loading and unloading improvements, tank storage and capital to facilitate guest plant opportunities which, we expect will result in improved margins on the sales of our products.  We expect to complete these projects over the next 12 to 18 months.

•

Continued Focus on Procurement and Logistics.  In 2018, we engaged outside experts to assist us in centralizing and expanding our company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of those changes, and continue to see benefits. We believe that these efforts, along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis, which we expect to realize over the next 12 to 24 months. Additionally, we will continue to focus on improving the effectiveness and overall cost of our logistics strategy through a centrally managed team focused on building logistics partners that will help us further drive efficiencies in 2019.

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

Recent Developments

As discussed in footnote (B) of Note 5, in June 2019, we completed the issuance and sale of $35 million of the New Notes. The New Notes were issued at a price equal to 102.125% of their face value. We intend to use the net proceeds from the New Notes to fund approximately $20 million in anticipated capital expenditures over the next 12 to 18 months that are intended to enhance our margins as discussed above under “Key Operating Initiatives for 2019”. The remaining net proceeds are expected to be used for general corporate purposes.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 60% of our total net sales for the second quarter of 2019. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

From a farmers’ perspective, the demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers.  Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates the 2020 corn crop to be approximately 91.7 million acres. Other industry reports indicate acres planted should be revised downward due to the conditions encountered at the beginning of the planting season. The USDA has extended the deadline to July 22, 2019 for farmers in 12 states heavily impacted by flooding to report spring acreage planting. As a result, the USDA will collect updated information on 2019 acres planted and will publish updated acreage estimates in the August Crop Production report, if necessary.  The national average corn yield is estimated to be at 166.0 bushels per acre.  As reported in the July USDA Crop Progress report, silking is behind the recent historical average, thus for much of the crop the critical pollination period will be during late July into early August. Facing unprecedented planting delays, depleted soil nutrients, unknown prevented plant numbers, shorten growing season and lowered expected yields, ending stocks are expected to decline significantly.   The following July estimates are associated with the corn market:

	2020 Crop	2019 Crop	Percentage	2018 Crop	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	91.7	89.1	2.9%	90.2	1.7%
U.S. Yield per Acre (Bushels)	166.0	176.4	(5.9%)	176.6	(6.0%)
U.S. Production (Million bushels)	13,875	14,420	(3.8%)	14,609	(5.0%)
U.S. Ending Stocks (Million metric tons)	51.1	59.5	(14.1%)	54.4	(6.1%)
World Ending Stocks (Million metric tons)	298.9	328.8	(9.1%)	339.3	(11.9%)

(1)	Information obtained from WASDE reports dated July 11, 2019 (July Report) for the 2019/2020 (“2020 Crop”), 2018/2019 (“2019 Crop”) and 2017/2018 (“2018 Crop”) corn marketing years.
(2)	Represents the percentage change between the 2020 Crop amounts compared to the 2019 Crop amounts.
(3)	Represents the percentage change between the 2020 Crop amounts compared to the 2018 Crop amounts.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and into the second quarter of 2019, we have seen an increase in fertilizer prices as imports of fertilizers have decreased significantly and the distribution of the new domestic supply of fertilizer has been established; however, imports of certain fertilizers began increasing during the second quarter of 2019.

Looking ahead to the second half of 2019, even with the Turnarounds at two of our facilities discussed below under “Key Operational Factors”, we expect year-over-year improvements in our financial results driven by higher rates of production. Subject to weather, we believe that this year’s fall ammonia application season will be heavier than normal as corn prices have risen to the highest levels since 2014, reflecting lower expected harvested acres and weak yields for this season’s corn crop, resulting in a lower stock-to-use ratio, translating to a significant increase in expected planted acres for the upcoming fall and spring planting seasons.

Industrial

Sales of our industrial products were approximately 30% of our total net sales for the second quarter of 2019.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators generally continue to be positive for these sectors domestically.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 10% of our total net sales for the second quarter of 2019.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  While we believe our plants are well located to support the more stable quarry and construction industries and the metals mining, our current mining sales volumes are being affected by overall lower customer demand for LDAN.  As part of our continued effort to expand sales of our mining products, we entered into an agreement with a current customer, by which the customer has located an emulsion plant for the mining business at our El Dorado Facility.

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

	Three Months Ended
	June 30,
	2019	2018
Natural gas volumes (MMBtu in millions)	7.0	6.0
Natural gas average cost per MMBtu	$2.42	$2.60

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds, is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance, feedstock logistics and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair, and maintenance costs are expensed as incurred.

Our El Dorado Facility performed a partial Turnaround during the second and third quarters of 2018.  The remaining portion of this 14-day Turnaround will be performed in the third quarter of 2019.  Following the completion of this work, we expect the El Dorado Facility to move to a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

Our Cherokee Facility is currently on a three-year Turnaround cycle with the next Turnaround to be performed is expected to occur in the third quarter of 2021.

Our Pryor Facility 30-day Turnaround is scheduled to begin in mid-September of 2019 and we expect to continue with a two-year Turnaround cycle at this facility with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

Prepay Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling.  These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon with dates typically occurring within 12 months.  We use this program to varying degrees during the year depending on market conditions and our view of changing price environments.  Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results of the Second Quarter of 2019

Our consolidated net sales for the second quarter of 2019 were $121.5 million compared to $103.2 million for the same period in 2018. Our consolidated operating income was $11.3 million compared to an operating loss of $5.9 million for the same period in 2018.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

On-Stream Rates

The on-stream rates of our plants affect our production, the absorption of fixed costs of each plant and sales of our products.  It is a key operating metric that we use to manage our business.  In particular, we closely monitor the on-stream rates of our ammonia plants as ammonia is the basic product used to produce all upgraded products.  The on-stream rates noted below exclude Turnaround days, when applicable.

At our Cherokee Facility, the ammonia plant on-stream rate for second quarter of 2019 was 99% compared to 100% for the same period of 2018. Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our El Dorado Facility, the ammonia plant’s on-stream rate for second quarter of 2019 was 95% compared to 62% for the same period of 2018. During the second quarter of 2018, the El Dorado Facility’s on-stream rate was impacted by maintenance completed on its boiler relating to tube failures caused by a power outage.  Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our Pryor Facility, the ammonia plant’s on-stream rate for second quarter of 2019 was 89% compared to 65% for the same period of 2018.  During the second quarter of 2018, the Pryor Facility’s on-stream rate was impacted by maintenance completed to repair leaks in its waste heat boiler. While we anticipate brief periods of unscheduled downtime during the remainder of 2019 as we continue to take actions to improve long-term reliability, we are targeting an ammonia plant on-stream rate for 2019 of 90%.

We believe that our focus on improving on-stream rates as discussed in key operating initiatives will continue to improve our overall on-stream rate for the remainder of 2019.

Turnaround Expense – El Dorado Facility

During the second quarter of 2019, our El Dorado Facility incurred approximately $0.4 million of Turnaround costs relating primarily to the upcoming Turnaround scheduled to be performed during the third quarter of 2019. During the second quarter of 2018, while the El Dorado’s Facility’s ammonia plant was out of service, we elected to pull forward work previously planned for the September 2018 Turnaround. As a result, Turnaround costs associated with this event were approximately $1.1 million. Turnaround costs are included in cost of sales.

Selling Prices

During the second quarter of 2019, average agricultural selling prices for our ammonia and UAN increased 17% and 11%, respectively while HDAN average selling prices decreased slightly by 1% compared to 2018 average selling prices for the same period, reflecting mostly favorable alignment of demand with market capacity for these products.

Our second quarter 2019 average industrial selling prices for our ammonia decreased compared to the same period of 2018. The second quarter 2019 Tampa Ammonia pricing declined approximately 10% as compared to the same period in 2018, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Depreciation Expense

For the second quarters of 2019 and 2018, depreciation expense was $17.1 million and $18.9 million, respectively.  During the second quarter of 2018, approximately $2.0 million relates to accelerated depreciation at the El Dorado Facility due to the tube failures discussed above.

Loss on Extinguishment of Debt (2018 only)

During the second quarter of 2018, as a result of the financing transactions relating to the Notes and repurchase of the senior secured notes due 2019, we incurred a loss on extinguishment of debt of $6.0 million and expensed debt modification fees of $0.9 million, which were included in interest expense.

Deferred Taxes

During the second quarter of 2019, changes in tax laws were enacted by certain states resulting in an income tax benefit.  The increase in the benefit is primarily due to the adjustments on the deferred tax assets and liabilities from the newly enacted state tax law changes.  The provisional adjustments related to the state tax law changes resulted in recording a tax benefit of approximately $5.6 million.

During the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets (resulting in an income tax provision) since at that time we believed that it was more-likely-than-not that a portion of our federal deferred tax assets would not be able to be utilized. At that time, we estimated the valuation allowance for 2018 would be approximately $11 million.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended June 30, 2019 and 2018 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table contains certain financial information:

	Three Months Ended June 30,			Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$72,476	$58,024	$14,452	25%
Industrial and mining products	49,051	45,175	3,876	9%
Total net sales	$121,527	$103,199	$18,328	18%

Gross profit:
Agricultural products (1)	$19,323	$6,460	$12,863	199%
Industrial and mining products (1)	18,027	16,926	1,101	7%
Adjusted gross profit by market (1)	37,350	23,386	13,964	60%
Depreciation and amortization (2)	(17,069)	(18,901)	1,832	(10)%
Turnaround expense	(604)	(1,412)	808	(57)%
Total gross profit	19,677	3,073	16,604	540%
Selling, general and administrative expense	8,366	8,397	(31)
Other expense (income), net	(34)	545	(579)
Operating income (loss)	11,345	(5,869)	17,214	293%
Interest expense, net	11,315	11,693	(378)	(3)%
Loss on extinguishment of debt	—	5,951	(5,951)
Non-operating other income, net	(868)	(331)	(537)
Provision (benefit) for income taxes	(5,733)	4,324	(10,057)	(233)%
Net income (loss)	$6,631	$(27,506)	$34,137	124%

Other information:
Gross profit percentage (3)	16.2%	3.0%	13.2%
Property, plant and equipment expenditures	$5,751	$9,122	$(3,371)	(37)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended June 30,
	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$72,476	$49,051	$58,024	$45,175	$14,452	$3,876
Adjusted gross profit by market (1)	$19,323	$18,027	$6,460	$16,926	$12,863	$1,101
Adjusted gross profit percentage by market (2)	26.7%	36.8%	11.1%	37.5%	15.6%	(0.7)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	95,183	110,336	(15,153)	(14)%
HDAN	127,124	93,126	33,998	37%
Ammonia	28,228	12,956	15,272	118%
Other	10,377	12,822	(2,445)	(19)%
Total	260,912	229,240	31,672	14%

	Three Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$213	$192	$21	11%
HDAN	$275	$279	$(4)	(1)%
Ammonia	$377	$323	$54	17%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	78,697	41,194	37,503	91%
Nitric Acid	22,271	33,504	(11,233)	(34)%
Other Industrial Products	8,948	9,224	(276)	(3)%
Total	109,916	83,922	25,994	31%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	47,000	48,001	(1,001)	(2)%

Net Sales

•

Agricultural product sales increased in the second quarter of 2019 primarily from significantly higher sales volumes from our HDAN and ammonia agricultural products despite the negative impact from weather-driven planting delays and flooding experienced during the 2019 spring application season.  Additionally, selling prices for ammonia increased compared to the same period in 2018 coupled with a slight decrease in selling prices for HDAN from pricing pressures from imported product.  UAN sales volumes were lower compared to the same period in 2018 due to delays in corn planting by farmers affected by the inordinately wet weather, which prompted us to shift some UAN production at our Pryor Facility towards a higher level of ammonia sales to capitalize on strong ammonia sales demand in the Southern Plains market.

•

Industrial acids and other industrial chemical product sales increased primarily from higher industrial ammonia sales volumes partially offset by lower selling prices due to the lower Tampa ammonia benchmark price. Average Tampa ammonia pricing during the second quarter of 2019 was approximately $30 per ton lower compared to the same period of 2018 driven by a poor fall and spring application season in U.S. agricultural markets, combined with weather impacting the movement of ammonia from the Gulf region, which caused a build-up of ammonia inventory across the distribution channel, resulting in downward pressure on Tampa ammonia benchmark pricing and Gulf ammonia in general. Additionally, nitric acid sales were lower during the second quarter of 2019 due to spot sales made to a customer during the second quarter of 2018 to meet their demand needs caused by a disruption of their plant operations.

•	Mining products sales volumes were in-line with prior year.

Gross Profit

As noted in the tables above, we recognized a gross profit $19.7 million in the second quarter of 2019 compared to $3.1 million in the second quarter of 2018, or an increase of approximately $16.6 million.  Overall, our gross profit percentage improved significantly compared to the same period in 2018.

Our agricultural products adjusted gross profit percentage increased to 27% for the second quarter of 2019 from 11% for the second quarter of 2018 due primarily to increased sales volumes of HDAN and ammonia along with improved selling prices for ammonia and UAN, somewhat offset by lower UAN sales volumes as discussed above.

Industrial and mining products adjusted gross profit percentage was down slightly in the second quarter of 2019 as compared to the same period in 2018 as strong ammonia sales volumes were offset by lower Tampa ammonia benchmark pricing.

In addition to the net positive effect on gross profit from the higher sales discussed above, the increase in gross profit includes approximately $1.3 million from lower natural gas costs, $1.8 million decline in depreciation expense, $0.8 million reduction in turnaround costs, and improved cost absorption from higher overall plant on-stream rates compared to the second quarter of 2018.

Loss on Extinguishment of Debt

For the second quarter of 2018, we incurred a loss on extinguishment of debt of approximately $6.0. million relating to the repurchase of the senior secured notes that were scheduled to mature in 2019.

Provision (benefit) for Income Taxes

The benefit for income taxes for the second quarter of 2019 was $5.7 million compared to a provision of $4.3 million for the same period in 2018. For the second quarter of 2019 and 2018, the effective tax rate was impacted by adjustments made to our valuation allowance and enacted state tax law changes.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Deferred Taxes” and in Note 7.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table contains certain financial information:

	Six Months Ended June 30,			Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$119,296	$110,293	$9,003	8%
Industrial and mining products	96,383	93,356	3,027	3%
Total net sales	$215,679	$203,649	$12,030	6%

Gross profit:
Agricultural products (1)	$25,776	$11,162	$14,614	131%
Industrial and mining products (1)	35,703	40,324	(4,621)	(11)%
Adjusted gross profit by market (1)	61,479	51,486	9,993	19%
Depreciation and amortization (2)	(33,880)	(36,607)	2,727	(7)%
Turnaround expense	(604)	(1,713)	1,109	(65)%
Total gross profit	26,995	13,166	13,829	105%
Selling, general and administrative expense	15,590	16,700	(1,110)	(7)%
Other expense (income), net	(11)	451	(462)
Operating income (loss)	11,416	(3,985)	15,401	386%
Interest expense, net	22,302	20,999	1,303	6%
Loss on extinguishment of debt	—	5,951	(5,951)
Non-operating other income, net	(644)	(1,240)	596
Provision (benefit) for income taxes	(5,333)	3,402	(8,735)	(257)%
Net loss	$(4,909)	$(33,097)	$28,188	85%

Other information:
Gross profit percentage (3)	12.5%	6.5%	6.0%
Property, plant and equipment expenditures	$12,866	$15,369	$(2,503)	(16)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Six Months Ended June 30,
	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$119,296	$96,383	$110,293	$93,356	$9,003	$3,027
Adjusted gross profit by market (1)	$25,776	$35,703	$11,162	$40,324	$14,614	$(4,621)
Adjusted gross profit percentage by market (2)	21.6%	37.0%	10.1%	43.2%	11.5%	(6.2)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key sales metrics for the agricultural products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	189,760	212,538	(22,778)	(11)%
HDAN	186,969	185,839	1,130	1%
Ammonia	47,433	45,952	1,481	3%
Other	13,705	17,005	(3,300)	(19)%
Total	437,867	461,334	(23,467)	(5)%

	Six Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$218	$172	$46	27%
HDAN	$271	$263	$8	3%
Ammonia	$375	$325	$50	15%

With respect to sales of Industrial Products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	153,531	109,292	44,239	40%
Nitric Acid	44,646	53,717	(9,071)	(17)%
Other Industrial Products	17,222	17,836	(614)	(3)%
Total	215,399	180,845	34,554	19%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	83,615	86,180	(2,565)	(3)%

Net Sales

•

Agricultural products sales increased primarily from increased selling prices for all of our agricultural products in conjunction with slightly improved sales volumes for ammonia and HDAN.  This increase was partially offset by lower sales volumes of UAN due in part to a shift in product mix sold into our market associated with weather-driven planting delays and flooding experienced during the 2019 spring application season.

•

Industrial acids and other industrial chemical products sales increased primarily from higher industrial ammonia sales volumes partially offset lower selling prices due to lower Tampa ammonia benchmark pricing. Average Tampa ammonia pricing during the first half of 2019 was approximately $40 per ton lower compared to the same period of 2018. Additionally, nitric acid sales were lower in the first half of 2019 primarily due to spot sales made to a customer during the second quarter of 2018 to meet their demand needs caused by a disruption of their plant operations.

•	Mining products sales volumes were in-line with prior year.

Gross Profit

As noted in the tables above, we recognized a gross profit $27.0 million in the first six months of 2019 compared to $13.2 million for the same period of 2018, or an increase of approximately $13.8 million.  Overall, our gross profit percentage increased to 13% for the first six months of 2019 compared to 7% for the same period in 2018.

Our agricultural products adjusted gross profit percentage increased to 22% during the first six months of 2019 from 10% during the same period of 2018 as selling prices for our products improved partially offset by lower sales volume of UAN as discussed above.

Industrial and mining products adjusted gross profit percentage declined  in the first six months of 2019 to 37% from 43% in first six months of 2018 primarily driven by lower overall Tampa ammonia pricing, which averaged approximately $258 per metric ton during 2019 compared to approximately $298 per metric ton for the same period in 2018. driven by a poor fall and spring application season in U.S. agricultural markets, combined with weather impacting the movement of ammonia from the Gulf region, which caused a build-up of ammonia inventory across the distribution channel, resulting in downward pressure on Tampa ammonia benchmark pricing and Gulf ammonia in general.

In addition to the net positive effect on gross profit from sales activity discussed above, the increase in gross profit includes an approximately $2.7 million decline in depreciation expense, $1.1 million reduction in turnaround costs, and improved cost absorption from higher overall plant on-stream rates compared to the first half of 2018 partially offset by approximately $1.0 million of higher freight costs incurred to move product for storage as a result of the delay in the spring application season.

Selling, General and Administrative

Our SG&A expenses were $15.6 million for the first six months of 2019, a decrease of $1.1 million compared to the same period in 2018.  The decrease was primarily driven by a $1.8 million reduction in compensation-related costs and $0.7 million reduction in insurance and other miscellaneous items partially offset by a $1.4 million increase in professional fees.

Interest Expense, net

Interest expense for the first half of 2019 was $22.3 million compared to $21.0 million for the same period in 2018.  The net increase relates primarily to interest expense associated with the Notes issued in April 2018 partially offset by $0.9 million of debt modification fees incurred in 2018.

Loss on Extinguishment of Debt

For the first half of 2018, we incurred a loss on extinguishment of debt of approximately $6.0. million relating to the repurchase of the senior secured notes that were scheduled to mature in 2019.

Provision (benefit) for Income Taxes

The benefit for income taxes for the first six months of 2019 was $5.3 million compared to a provision of $3.4 million for the same period in 2018.  The resulting effective tax rate for the first half of 2019 and 2018 was 3% (provision on pre-tax loss excluding impact of state tax law changes) and 11% (provision on pre-tax loss), respectively.  For the first half of 2019 and 2018, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax rate changes.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Deferred Taxes” and in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2019	2018	Change
	(In Thousands)
Net cash flows from operating activities	$20,261	$33,344	$(13,083)

Net cash flows from investing activities	$(12,804)	$(10,352)	$(2,452)

Net cash flows from financing activities	$24,466	$(9,395)	$33,861

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $20.3 million for the first half of 2019 compared to $33.3 million for the same period of 2018, a change of approximately $13.0 million.

For the first half of 2019, the net cash provided is the result of a net loss of $4.9 million plus adjustments of $33.9 million for depreciation and amortization of PP&E and other adjustments of $3.1 million less an adjustment of $5.3 million for deferred taxes and net cash used of approximately $6.5 million primarily from our working capital.

For the first half of 2018, the net cash provided is the result of a net loss of $33.1 million plus adjustments of $36.7 million for depreciation and amortization of PP&E, $6.0 million for a loss on extinguishment of debt, $3.4 million for deferred taxes and other adjustments of $5.6 million and net cash provided of approximately $14.7 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $12.8 million for the first half of 2019 compared to net cash used of $10.4 million for the same period of 2018, a change of approximately $2.4 million.

For the first half of 2019, the net cash used relates primarily to expenditures for PP&E.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $24.5 million for the first half of 2019 compared to net cash used of $9.4 million for the same period of 2018, a change of $33.9 million.

For the first half of 2019, the net cash provided primarily consists of net proceeds of $35.1 million from the New Notes, proceeds of $15.8 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $15.4 million, net payments of $10 million on the Working Capital Revolver Loan, and payments of $1.0 million for other financing activities.

For the first half of 2018, the net cash used consists of $375 million repayment of the senior secured notes that was scheduled to mature in 2019, payments of $12.2 million on other long-term debt and short-term financing, payments of $9.8 million for debt-related cost, payments of $2.7 million of fees associated with the modification of terms of our Series E Redeemable Preferred and $0.2 million of other financing activities partially offset by net proceeds of $390.5 million from the Notes.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	June 30,	December 31,
	2019	2018
	(In Millions)
Cash and cash equivalents	$58.0	$26.0
Long-term debt:
Working Capital Revolver Loan	$—	$10.0
Senior Secured Notes due 2023	435.0	400.0
Secured Promissory Note due 2021	6.4	8.1
Secured Promissory Note due 2023	13.7	14.7
Secured Financing due 2023	14.7	—
Secured Promissory Note due 2019	—	7.2
Other (1)	1.0	0.2
Unamortized discount and debt issuance costs	(14.0)	(15.0)
Total long-term debt, including current portion, net	$456.8	$425.2
Series E and F redeemable preferred stock (2)	$218.0	$202.2
Total stockholders' equity	$322.1	$342.2
(1)	See discussion contained in Note 5.
(2)	Liquidation preference of $227 million as of June 30, 2019.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $75 million.  As of June 30, 2019, our Working Capital Revolver Loan was undrawn and had approximately $47.4 million of availability.

For reliability and maintenance capital projects, we have planned capital expenditures of approximately $22 million for the second half of 2019 for a total in 2019 of approximately $35 million.  Included in the full year amount, we plan to install a new sulfuric acid converter at our El Dorado Facility during the fourth quarter of 2019 which will cost approximately $7.5 million.  We have finalized the equipment financing for this capital project.

For margin enhancement capital projects, we have planned capital expenditures of approximately $20 million over the next 12 to 18 months as discussed above under “Overview-Key Operating Initiatives for 2019”.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Notes 6, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of June 30, 2019, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 – LSB has $435 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding, including the $35 million associated with the New Notes as discussed in footnote (B) of Note 5.  Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023. As a result of the financing transactions, our interest expense has increased and is expected to increase compared to 2018.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due March 26, 2021. This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments. This promissory note is secured by a natural gas pipeline at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2023 – EDA is party to a secured promissory note due May 10, 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 6.74%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Secured Financing due 2023 –  On May 28, 2019, EDC entered into a $15 million secured financing arrangement with an affiliate of LSB Funding with an interest rate of 8.32%. Beginning in June 2019, principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due on June 1, 2023. This financing arrangement is secured by the cogeneration facility equipment and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in June 2019.

Working Capital Revolver Loan – At June 30, 2019, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $47.4 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At June 30, 2019, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $227 million.

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

Capital Expenditures – First Six Months of 2019

For the first half of 2019, capital expenditures relating to PP&E were $12.9 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.4 million during the first six months of 2019 in connection with environmental projects.  For the remainder of 2019, we expect to incur expenses ranging from $1.2 million to $1.4 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $103.83 per share for the current aggregate semi-annual dividend of $14.5 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of June 30, 2019, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $87.1 million.

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

As of June 30, 2019, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.1 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2019, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2019.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2019 could change in the near term.

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

Also see discussions associated with long-term debt in Note 5 and expected capital expenditures under “Capitalization”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At June 30, 2019, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At June 30, 2019, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2019, we had no outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $14.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2019.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.

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

•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our Facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	anticipated costs of Turnarounds during 2019;

•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in depreciation, depletion and amortization;
•	the benefits from the El Dorado expansion project;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Interim Loan	-	A loan agreement between EDC and a lender with up to $7.5 million of available borrowing for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

NOL	-	Net Operating Loss

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which was scheduled to mature in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Notes and New Notes, taken together.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Wilson Settlement Agreement	-	An agreement in the Dennis Wilson vs. LSB Industries, Inc., et al.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ending in 2018 and primarily relates to corn planted and harvested in 2017.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and will end in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which will begin in 2019 and end in 2020 and primarily relates to corn planted and to be harvested in 2019.

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

4.1

Indenture, dated as of April  25, 2018, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 25, 2018).

Exhibit 4.1 to the Company’s Form 8-K filed June 21, 2019

4.2	Form of 9.625% Senior Secured Notes due 2023 (included in Exhibit 4.1).	Exhibit 4.2 to the Company’s Form 8-K filed June 21, 2019

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of July 2019.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)