Form 10-Q
period 2019-09-30
LSB INDUSTRIES INC
filed 2019-10-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 28,782,431 shares as of October 25, 2019.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2019 is unaudited)

	September 30,	December 31,
	2019	2018
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$66,783	$26,048
Accounts receivable	33,459	67,043
Allowance for doubtful accounts	(458)	(351)
Accounts receivable, net	33,001	66,692
Inventories:
Finished goods	18,931	27,726
Raw materials	1,704	1,483
Total inventories	20,635	29,209
Supplies, prepaid items and other:
Prepaid insurance	1,478	10,924
Supplies	25,169	24,576
Other	10,114	8,964
Total supplies, prepaid items and other	36,761	44,464
Total current assets	157,180	166,413

Property, plant and equipment, net	950,175	974,248

Other assets:
Operating lease assets	16,069	—
Intangible and other assets, net	6,357	7,672
	22,426	7,672

	$1,129,781	$1,148,333

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2019 is unaudited)

	September 30,	December 31,
	2019	2018
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,088	$62,589
Short-term financing	607	8,577
Accrued and other liabilities	39,309	42,129
Current portion of long-term debt	9,090	12,518
Total current liabilities	103,094	125,813

Long-term debt, net	447,663	412,681

Noncurrent operating lease liabilities	11,441	—

Other noncurrent accrued and other liabilities	7,001	8,861

Deferred income taxes	50,815	56,612

Commitments and contingencies (Note 6)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $234,680,000 ($212,071,000 at December 31, 2018)	226,271	202,169
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $2,965,000 ($2,785,000 at December 31, 2018)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,237,000 ($1,192,000 at December 31, 2018)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	200,045	198,482
Retained earnings	93,968	153,773
	300,141	358,383
Less treasury stock, at cost:
Common stock, 2,500,779 shares (2,438,305 shares at December 31, 2018)	16,645	16,186
Total stockholders' equity	283,496	342,197
	$1,129,781	$1,148,333

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands, Except Per Share Amounts)
Net sales	$75,495	$79,781	$291,174	$283,430
Cost of sales	85,228	89,523	273,912	280,006
Gross profit (loss)	(9,733)	(9,742)	17,262	3,424

Selling, general and administrative expense	9,115	9,080	24,705	25,780
Other expense (income), net	383	(2,265)	372	(1,814)
Operating loss	(19,231)	(16,557)	(7,815)	(20,542)

Interest expense, net	12,007	11,009	34,309	32,008
Loss on extinguishment of debt	—	—	—	5,951
Non-operating other expense (income), net	39	944	(605)	(296)
Loss before provision (benefit) for income taxes	(31,277)	(28,510)	(41,519)	(58,205)
Provision (benefit) for income taxes	(483)	(2,426)	(5,816)	976
Net loss	(30,794)	(26,084)	(35,703)	(59,181)

Dividends on convertible preferred stocks	75	75	225	225
Dividends on Series E redeemable preferred stock	7,764	6,782	22,609	19,748
Accretion of Series E redeemable preferred stock	500	481	1,493	2,882
Net loss attributable to common stockholders	$(39,133)	$(33,422)	$(60,030)	$(82,036)

Basic and dilutive net loss per common share	$(1.39)	$(1.22)	$(2.14)	$(2.98)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	3,000	3,128	198,950	134,481	(16,732)	322,827
Net income						6,631		6,631
Dividend accrued on redeemable preferred stock						(7,589)		(7,589)
Accretion of redeemable preferred stock						(497)		(497)
Stock-based compensation					686			686
Balance at June 30, 2019	31,283	(2,514)	3,000	3,128	199,636	133,026	(16,732)	322,058
Net loss						(30,794)		(30,794)
Dividend accrued on redeemable preferred stock						(7,764)		(7,764)
Accretion of redeemable preferred stock						(500)		(500)
Stock-based compensation					501			501
Other		13			(92)		87	(5)
Balance at September 30, 2019	31,283	(2,501)	$3,000	$3,128	$200,045	$93,968	$(16,645)	$283,496

Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(5,591)		(5,591)
Dividend accrued on redeemable preferred stock						(6,338)		(6,338)
Accretion of redeemable preferred stock						(1,599)		(1,599)
Stock-based compensation					1,382			1,382
Other		(5)			(49)		(53)	(102)
Balance at March 31, 2018	31,281	(2,667)	3,000	3,128	195,289	242,686	(18,155)	425,948
Net loss						(27,506)		(27,506)
Dividend accrued on redeemable preferred stock						(6,628)		(6,628)
Accretion of redeemable preferred stock						(802)		(802)
Stock-based compensation					1,553			1,553
Other					(50)		7	(43)
Balance at June 30, 2018	31,281	(2,667)	3,000	3,128	196,792	207,750	(18,148)	392,522
Net loss						(26,084)		(26,084)
Dividend accrued on redeemable preferred stock						(6,782)		(6,782)
Accretion of redeemable preferred stock						(481)		(481)
Stock-based compensation					1,349			1,349
Other		5			(38)		35	(3)
Balance at September 30, 2018	31,281	(2,662)	$3,000	$3,128	$198,103	$174,403	$(18,113)	$360,521

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
	(In Thousands)
Cash flows from operating activities
Net loss	$(35,703)	$(59,181)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(5,797)	1,015
Loss on extinguishment of debt	—	5,951
Depreciation and amortization of property, plant and equipment	51,575	53,514
Amortization of intangible and other assets	936	1,787
Loss (gain) on sales of property and equipment	657	(1,924)
Other	4,093	7,075
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	15,511	6,308
Inventories	8,852	4,599
Prepaid insurance	9,446	8,878
Accounts payable	(15,257)	5,023
Accrued interest	10,886	3,298
Other assets and other liabilities	(4,227)	2,437
Net cash provided by operating activities	40,972	38,780

Cash flows from investing activities
Expenditures for property, plant and equipment	(20,455)	(27,187)
Net proceeds from sales of property and equipment	61	6,654
Proceeds from property insurance recovery associated with property, plant and equipment	—	1,531
Net proceeds from sale of discontinued operations	—	2,730
Other investing activities	36	112
Net cash used by investing activities	(20,358)	(16,160)

Cash flows from financing activities
Proceeds from revolving debt facility	5,000	—
Payments on revolving debt facility	(15,000)	—
Net proceeds from 9.625% senior secured notes	35,086	390,473
Payments on senior secured notes	—	(375,000)
Proceeds from other long-term debt	16,830	—
Payments on other long-term debt	(12,065)	(7,593)
Payments of debt-related costs, including extinguishment and modification costs	(1,065)	(10,845)
Payments on short-term financing	(7,970)	(7,621)
Payments of preferred stock modification costs	—	(2,677)
Taxes paid on equity awards	(695)	(230)
Net cash provided (used) by financing activities	20,121	(13,493)

Net increase in cash and cash equivalents	40,735	9,127

Cash and cash equivalents at beginning of period	26,048	33,619
Cash and cash equivalents at end of period	$66,783	$42,746

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Recently Adopted Accounting Pronouncements

ASU 2016-02 and related ASUs – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases. In addition, the FASB issued various other ASUs further amending lease accounting guidance (together “ASC 842”). On January 1, 2019, we adopted ASC 842 as discussed in Note 2.

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

We determine if an arrangement is a lease at inception.  Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments.  Lease expense is recognized on a straight-line basis over the lease term.  Currently, most of our leases are classified as operating leases under which we are the lessee and primarily relate to railcars, other equipment and office space.  In addition, our leases that are classified as finance leases (previously classified as capital leases) and other leases under which we are the lessor are not material. Most of our leases do not include options to extend or terminate the lease prior to the end of the term.  As of September 30, 2019, we did not have any material operating leases with lease terms greater than one year that have not yet commenced.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Adoption of ASC 842 (continued)

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$1,637	$5,391
Short-term lease cost	668	1,923
Other cost (1)	16	49
Total lease cost	$2,321	$7,363
Supplemental cash flow information related to leases:
Operating cash flows from operating leases		$5,757
Operating cash flows from finance leases		12
Financing cash flows from finance leases		53
Cash paid for amounts included in the measurement of lease liabilities		$5,822

Right-of-use assets obtained in exchange for new operating lease liabilities		$5,070
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)		4.5
Weighted-average remaining lease term - finance leases (in years)		4.0
Weighted-average discount rate - operating leases		8.81%
Weighted-average discount rate - finance leases		8.94%

(1)	Includes variable and finance lease costs.

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Operating Leases
(In Thousands)
For the remainder of 2019	$1,947
2020	4,999
2021	3,742
2022	3,071
2023	2,758
Thereafter	3,103
Total lease payments	19,620
Less imputed interest	(3,431)
Present value of lease liabilities	$16,189

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Adoption of ASC 842 (continued)

Additionally, under Topic 840, expenses associated with our operating lease agreements, including month-to-month leases, for the three and nine months ending September 30, 2018 were approximately $2.6 million and $7.5 million, respectively.

3. Loss Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(30,794)	$(26,084)	$(35,703)	$(59,181)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(7,764)	(6,782)	(22,609)	(19,748)
Dividend requirements on Series B Preferred	(60)	(60)	(180)	(180)
Dividend requirements on Series D Preferred	(15)	(15)	(45)	(45)
Accretion of Series E Redeemable Preferred	(500)	(481)	(1,493)	(2,882)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(39,133)	$(33,422)	$(60,030)	$(82,036)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,065,519	27,500,323	28,025,130	27,484,227

Basic and dilutive net loss per common share	$(1.39)	$(1.22)	$(2.14)	$(2.98)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Convertible preferred stocks	916,666	916,666	916,666	916,666
Restricted stock and stock units	803,611	1,186,429	846,902	1,182,143
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	124,000	169,710	124,000	182,047
	2,147,923	2,576,451	2,191,214	2,584,502

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2019	2018
	(In Thousands)
Accrued interest	$17,523	$6,505
Accrued payroll and benefits	6,046	7,259
Current portion of operating lease liabilities	4,748	—
Deferred revenue	3,811	5,216
Accrued death and other executive benefits	2,568	2,777
Series E Redeemable Preferred - embedded derivative	1,521	1,642
Accrued health and worker compensation insurance claims	861	1,107
Customer deposits	6	1,783
Accrued litigation settlement (see Note 6)	—	18,450
Other	9,226	6,251
	46,310	50,990
Less noncurrent portion	7,001	8,861
Current portion of accrued and other liabilities	$39,309	$42,129

5. Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2019	2018
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.5% (A)	$—	$10,000
Senior Secured Notes due 2023 (B)	435,000	400,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	5,599	8,090
Secured Promissory Note due 2023, with a current interest rate of 6.35% (D)	13,200	14,685
Secured Financing due 2023, with an interest rate of 8.32% (E)	14,128	—
Secured Promissory Note due 2019 (E)	—	7,165
Other (F)	1,998	221
Unamortized discount, net of premium and debt issuance costs	(13,172)	(14,962)
	456,753	425,199
Less current portion of long-term debt	9,090	12,518
Long-term debt due after one year, net	$447,663	$412,681

(A) As amended in February 2019, our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $75 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At September 30, 2019, our available borrowings under our Working Capital Revolver Loan were approximately $33.8 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is February 26, 2024.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

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

The Senior Secured Notes mature on May 1, 2023.  Interest is to be paid semiannually in arrears on May 1st and November 1st.

As it relates to the issuance of the Notes in April 2018, a portion of the net proceeds from the Notes were used to purchase/redeem the previously outstanding $375 million aggregate principal amount of senior secured notes scheduled to mature in 2019.  The remaining net proceeds were primarily used to pay related transaction fees and expenses, redemption premiums, and accrued interest on the senior secured notes purchased/redeemed. A portion of this transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed as incurred and were included in interest expense in 2018. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million in 2018, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the senior secured notes purchased/redeemed.

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

(F) Includes $1.8 million relating to a secured loan agreement EDC entered during the first quarter of 2019 with an affiliate of LSB Funding. Under the terms of the agreement, EDC has up to $7.5 million of available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period), subject to certain conditions.  During the Interim Loan Period, interest only is payable in monthly installments. The Interim Loan will be replaced by a term loan upon completion of the construction, which is expected to be during the fourth quarter of 2019.  Principal and interest will be payable in 60 equal monthly installments under the term loan.

6. Commitments and Contingencies

Natural Gas Purchase Commitments – At September 30, 2019, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included volume purchase commitments with fixed costs of approximately 4.6 million MMBtus of natural gas.  These contracts extend through December 2019 at a weighted-average cost of $2.50 per MMBtu ($11.5 million) and a weighted-average market value of $2.12 per MMBtu ($9.7 million).

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

As of September 30, 2019, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.

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

In November 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO requires EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  In February 2019, the Evaluation Report was submitted to the ADEQ, which the ADEQ approved the report in August 2019.

No liability has been established at September 30, 2019, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  These settlements have been paid by the insurer as of September 30, 2019.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2019, no liability reserve has been established in connection with this matter.

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

In October 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which was subject to approval by the court. On January 17, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Wilson Settlement Agreement”), pursuant to which the settlement amount of approximately $18.5 million was paid in March by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, a release of all claims.  On May 23, 2019, one request for exclusion from the settlement class was made. On June 28, 2019, the court held a settlement hearing and entered a Judgement Approving Class Action Settlement, which includes a provision whereby the party requesting exclusion may withdraw its exclusion from the settlement and file by July 23, 2019 to rejoin the class. On July 23, 2019, LSB reached a preliminary settlement and the requesting party withdrew its request for exclusion from the class.  Subsequently, during the third quarter of 2019, this additional settlement was executed, and the settlement amount was paid to the requesting party by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, an appropriate release of claims. As a result, no liability in relation to this matter remains outstanding as of September 30, 2019.

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

LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global seeks damages under breach of contract and other claims.  We have requested indemnifications from Leidos under the terms of our contracts which they have denied, and we intend to vigorously defend against the allegation made by Global and seek reimbursement of legal expenses from Leidos under our contracts.  We are also seeking damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, gross negligence, professional negligence and gross negligence.

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

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	24	1	(19)	(39)
Total Current	$24	$1	$(19)	$(39)

Deferred:
Federal	$(668)	$(2,004)	$(501)	$1,844
State	161	(423)	(5,296)	(829)
Total Deferred	$(507)	$(2,427)	$(5,797)	$1,015
Provision (benefit) for income taxes	$(483)	$(2,426)	$(5,816)	$976

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes (continued)

For the three and nine months ended September 30, 2019 and 2018, the current provision (benefit) for state income taxes shown above includes regular state income tax and provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective rate for 2019 includes the impact of permanent tax differences, limits on deductible compensation, state tax law changes, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2019 to be approximately $8.9 million.  We have also determined it was more-likely-than-not that a portion of our state deferred tax assets would not be able to be utilized and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2019 will be approximately $3.8 million.

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

The tax benefit for the nine months ended September 30, 2019 was $5.8 million (14% benefit on pre-tax loss) and the tax provision for the nine months ended September 30, 2018 was $1.0 million (2% provision on pre-tax loss).  For the first nine months of 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances and impact of state tax law changes. During the second quarter of 2019, changes in tax laws were enacted by certain states resulting in an income tax benefit.  The increase in the benefit is primarily due to the adjustments on the deferred tax assets and liabilities from the newly enacted state tax law changes.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2015-2018 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of September 30, 2019, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded. Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by 0.50% in April 2021 (b) by an additional 0.50% in April 2022 and (c) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed below under Embedded Derivative.

As of September 30, 2019, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Redeemable Preferred Stocks (continued)

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2018	139,768	$202,169
Accretion relating to liquidation preference on preferred stock	—	798
Accretion for discount and issuance costs on preferred stock	—	695
Accumulated dividends	—	22,609
Balance at September 30, 2019	139,768	$226,271

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.  As September 30, 2019 and December 31, 2018, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred.  In addition, at September 30, 2019 and December 31, 2018, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $5.18 and $5.52 per share, respectively.

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

At September 30, 2019 and December 31, 2018, the fair value of the embedded derivative was $1.5 million and $1.6 million, respectively, and are included in our noncurrent accrued and other liabilities.  For the three months ended September 30, 2019 and 2018, we recognized an unrealized loss of approximately $0.4 million and approximately $1.1 million, respectively, due to the change in fair value of the embedded derivative.  For the nine months ended September 30, 2019 and 2018, the unrealized gain and loss were minimal.  These unrealized gains and losses are included in non-operating income and expense.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars In Thousands)
Net sales:
Agricultural products	$35,494	$35,998	$154,790	$146,291
Industrial acids and other chemical products	30,552	34,788	105,579	105,700
Mining products	9,449	8,995	30,805	31,439
Total net sales	$75,495	$79,781	$291,174	$283,430

Transaction Price Constraints and Variable Consideration

For most of our contracts within the scope of Accounting Standards Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity.  These contract prices are often based on commodity indexes (such as NYMEX natural gas index) published monthly and the contract quantities are typically based on estimated ranges.  The quantities become fixed and determinable over a period of time as each sale order is received from the customer.

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

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 14 months at September 30, 2019.

Contract Assets, Liabilities and Other Information

Our contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets. Customer payments are generally due thirty to sixty days after the invoice date.

Our contract liabilities primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $3.8 million and $7.0 million of contract liabilities as of September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, revenues of $1.2 million and $3.2 million, respectively, were recognized and included in the balance at the beginning of the respective period.  For the three and nine months ended September 30, 2018, revenues of $0.8 million and $4.1 million were recognized and included in the balance at the beginning of each period.

Revenue recognized in the current period from performance obligations related to prior periods (for example, due to changes in transaction price) was not material.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

During the first nine months of 2019, we entered into two separate financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E) and (F) of Note 5, which transactions included debt issuance costs totaling approximately $0.1 million paid to this affiliate.  In June 2019, we incurred a consent fee of approximately $0.3 million from LSB Funding associated with the issuance of the New Notes discussed in footnote (B) of Note 5.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 5. In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.2 million at September 30, 2019.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2019	2018
	(In Thousands)
Cash refunds for:
Income taxes, net	$(66)	$(1,141)
Noncash continuing investing and financing activities:
Dividends accrued on Series E Redeemable Preferred	$22,609	$19,748
Supplies, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$21,251	$14,609
Accretion of Series E Redeemable Preferred	$1,493	$2,882

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2019 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Operating Initiatives for 2019

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•

Improving the On-Stream Rates of our Chemical Plants.  Over the last several years, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.  We engaged outside maintenance experts to assist us in expediting implementation and overall use.  We completed the initial implementation during 2018. Additionally, beginning in the third quarter of 2018, we engaged outside consultants to do a thorough review of our operating and maintenance procedures and our preventive maintenance programs at all of our facilities in an effort to determine where we may have gaps in procedures and programs and where we may need enhancements. Based on the “Gap Analysis” completed, we have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures.

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

•

Improving the Margins on Sales of Our Products.  Over the last several years, we have focused on increasing our sales volumes to produce at optimal on-stream rates and lower our manufacturing costs per ton of product.  In 2019, we are in the process of reviewing  all sales to customers to determine if there are opportunities to improve the margins on sales to those customers and to explore if there are further product upgrading opportunities.  Additionally, during 2019, we developed a pipeline of margin enhancement projects including product loading and unloading improvements, tank storage and capital to facilitate guest plant opportunities which, we expect will result in improved margins on the sales of our products.  We expect to complete these projects over the next 12-18 months.

•

Continued Focus on Procurement and Logistics.  In 2018, we engaged outside experts to assist us in centralizing and expanding our company-wide procurement efforts.  We completed our initial areas of focus during the second quarter of 2018, completed the implementation of those changes, and continue to see benefits. We believe that these efforts, along with several additional identified areas of focus, will result in an overall reduction in expenses and capital spend in the aggregate of between $3 million to $5 million on an annualized basis, which we expect to realize over 2020 to 2021. Additionally, we will continue to focus on improving the effectiveness and overall cost of our logistics strategy through a centrally managed team focused on building logistics partners that will help us further drive efficiencies in 2019.

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

Recent Developments

Successful Completion of the Turnaround at our El Dorado Facility and Start Up of our Pryor Facility

During August 2019, we completed an 18-day Turnaround on our ammonia plant at our El Dorado Facility.  During October 2019, we completed the repair and maintenance work phase of the Turnaround at our Pryor Facility (24 days occurred in September 2019) and are currently in the start-up process.  The next Turnarounds for these facilities are scheduled in 2021 for the Pryor Facility and 2022 for the El Dorado Facility.  See additional discussion below under “Items Affecting Comparability of Results of the Third Quarter.”

Amended Ammonia Agreement

During October 2019, the ammonia purchase and sale agreement between El Dorado Chemical Company (“EDC”) and Koch Fertilizer LLC (“Koch Fertilizer”) was amended, under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of EDC’s needs as defined. As amended, the term of the agreement expires in June 2022 but automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 47% of our total net sales for the third quarter of 2019. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates the 2020 corn crop to be approximately 89.9 million acres.  As reported in the October USDA Crop Progress report, corn production is forecast at 13.8 billion bushels, down 4% from last year.  Based on conditions as of October 1, yields are expected to average 168.4 bushels per harvested acre, down 5% from last year.  Area harvested is forecast at 81.8 million acres, up slightly from last year. The following October estimates are associated with the corn market:

	2019/2020 Crop	2018/2019 Crop	Percentage	2017/2018 Crop	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.9	89.1	0.9%	90.2	(0.3%)
U.S. Yield per Acre (Bushels)	168.4	176.4	(4.5%)	176.6	(4.6%)
U.S. Production (Million bushels)	13,779	14,420	(4.4%)	14,609	(5.7%)
U.S. Ending Stocks (Million metric tons)	49.0	53.7	(8.8%)	54.4	(9.9%)
World Ending Stocks (Million metric tons)	302.6	324.0	(6.6%)	341.3	(11.3%)

(1)

Information obtained from WASDE reports dated October 10, 2019 (October Report) for the 2019/2020 (“2020 Crop”), 2018/2019 (“2019 Crop”) and 2017/2018 (“2018 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

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

Since those announcements, global nitrogen fertilizer supply has outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  The increased fertilizer supply led to lower nitrogen fertilizer sale prices during most of 2017.  Also, additional domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on ammonia and other fertilizer prices until the distribution system accepted the new supply.  Beginning in the fourth quarter of 2017 and into the second quarter of 2019, we had seen increases in fertilizer prices. However, ammonia prices have experienced pricing pressure during the third quarter of 2019 resulting from elevated inventory levels in the domestic distribution channel caused by inordinately inclement weather throughout the Midwest over the past year, limiting fertilizer applications.

Looking ahead to the fourth quarter of 2019 and into 2020, we expect increased ammonia demand and rising prices.  After a challenging 2019 for U.S. corn farmers, we believe that harvested acres and yields for the current harvest will be particularly weak.  These factors have already impacted the price of corn, which has risen to its highest level since 2014.  A likely decline in the stock-to-use ratio for corn should lead to an increase in planted acres in the spring 2020 planting season.  This, coupled with the depletion of nutrients from the soil after months of heavy rains in the Midwest, suggests a heavy pre-planting ammonia application in the coming weeks.  Increased demand for ammonia should decrease the current inventory buildup and allow the Tampa ammonia benchmark to rise, which we have begun to see in recent weeks, also benefitting our industrial business. We believe there will be a favorable fall ammonia application season despite a delayed harvest and continued wet weather conditions in parts of the U.S.

Industrial

Sales of our industrial products were approximately 40% of our total net sales for the third quarter of 2019.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators indicate some easing of growth with a decline in exports and rising trade tensions for these sectors.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 13% of our total net sales for the third quarter of 2019.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  While we believe our plants are well located to support the more stable quarry and construction industries and the metals mining, our current mining sales volumes are being affected by overall lower customer demand for LDAN.

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

	Three Months Ended
	September 30,
	2019	2018
Natural gas volumes (MMBtu in millions)	6.0	6.0
Natural gas average cost per MMBtu	$2.35	$2.65

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than transportation for other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage. However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Higher transportation costs may impact our margins if we are not able to pass through these costs.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Pryor Facility has completed the repair and maintenance work phase of the Turnaround and is currently in the start-up process and as a result, we believe that we will see increased reliability in its operations and improved operating rates. The Pryor Facility will continue on a two-year Turnaround cycle with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

Our El Dorado Facility completed a partial Turnaround during the second and third quarters of 2018.  The remaining portion of the Turnaround was completed during the third quarter of 2019.  The El Dorado Facility has moved to a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

Our Cherokee Facility is currently on a three-year Turnaround cycle with the next Turnaround to be performed in the third quarter of 2021.

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

Consolidated Results of the Third Quarter of 2019

Our consolidated net sales for the third quarter of 2019 were $75.5 million compared to $79.8 million for the same period in 2018. Our consolidated operating loss was $19.2 million compared to $16.6 million for the same period in 2018.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

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

At our Cherokee Facility, the ammonia plant’s on-stream rate for third quarter of 2019 was 90% compared to 97% for the same period of 2018. During the third quarter of 2019, the Cherokee Facility’s on-stream rate was impacted by certain power outages experienced by our utility provider and a local flooding event requiring our ammonia plant to be temporarily shut down.  Our target on-stream rate for this ammonia plant for 2019 is 95%.

At our El Dorado Facility, the ammonia plant’s on-stream rate for third quarter of 2019 was 96% compared to 89% for the same period of 2018. We are targeting an ammonia plant on-stream rate for 2019 of 95%.

At our Pryor Facility, the ammonia plant’s on-stream rate for third quarter of 2019 was 91% compared to 98% for the same period of 2018.  Our target on-stream rate for this ammonia plant for 2019 is 90%.

We believe that our focus on improving on-stream rates as discussed in key operating initiatives will continue to improve our overall on-stream rate for the remainder of 2019.

Turnaround Expense

During the third quarter of 2019, we incurred Turnaround costs totaling approximately $7.2 million relating to a Turnaround at our Pryor Facility of which 24 days occurred during the third quarter of 2019, and an 18-day Turnaround performed at our El Dorado Facility. Turnaround costs are included in cost of sales.

During the third quarter of 2018, we incurred Turnaround costs totaling approximately $7.9 million associated with a 35-day Turnaround performed on our plants at our Cherokee Facility and a 5-day Turnaround performed on our ammonia plant at our El Dorado Facility.

These Turnaround costs discussed above do not include the impact on operating results relating to lost absorption of fixed costs or the reduced margins due to the lost production and subsequent sales of product from our plants being shut down during the Turnaround.

Selling Prices

During the third quarter of 2019, average agricultural selling prices for our HDAN and UAN increased 9% and 4%, respectively. Our ammonia average selling prices decreased by 12% compared to 2018 average selling prices for the same period, which reflect decreases in the Southern Plains benchmark for this product resulting from elevated ammonia inventory levels from the inordinately inclement weather throughout the Midwest over the past year.

Our third quarter 2019 average industrial selling prices for our ammonia also decreased compared to the same period of 2018 as a result of the aforementioned elevated ammonia inventory levels.  The third quarter 2019 Tampa Ammonia pricing declined approximately 29% as compared to the same period in 2018, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Legal Fees

For the third quarters of 2019 and 2018, legal fees were approximately $3.6 million and $2.1 million, respectively.  The change primarily relates to fees incurred as we pursue our claims against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 6.  We expect to continue to incur legal fees associated with this matter through February 2020, the scheduled date of the trial.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2019 and 2018 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit (loss) represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table contains certain financial information:

	Three Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$35,494	$35,998	$(504)	(1)%
Industrial and mining products	40,001	43,783	(3,782)	(9)%
Total net sales	$75,495	$79,781	$(4,286)	(5)%

Gross profit (loss):
Agricultural products (1)	$3,158	$1,763	$1,395	79%
Industrial and mining products (1)	11,990	13,262	(1,272)	(10)%
Adjusted gross profit by market (1)	15,148	15,025	123	1%
Depreciation and amortization (2)	(17,649)	(16,827)	(822)	5%
Turnaround expense	(7,232)	(7,940)	708	(9)%
Total gross loss	(9,733)	(9,742)	9	(0)%
Selling, general and administrative expense	9,115	9,080	35
Other expense (income), net	383	(2,265)	2,648
Operating loss	(19,231)	(16,557)	(2,674)	(16)%
Interest expense, net	12,007	11,009	998	9%
Non-operating other expense, net	39	944	(905)
Benefit for income taxes	(483)	(2,426)	1,943
Net loss	$(30,794)	$(26,084)	$(4,710)	(18)%

Other information:
Gross loss percentage (3)	(12.9)%	(12.2)%	(0.7)%
Property, plant and equipment expenditures	$7,589	$11,818	$(4,229)	(36)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended
	September 30,
	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$35,494	$40,001	$35,998	$43,783	$(504)	$(3,782)
Adjusted gross profit by market (1)	$3,158	$11,990	$1,763	$13,262	$1,395	$(1,272)
Adjusted gross profit percentage by market (2)	8.9%	30.0%	4.9%	30.3%	4.0%	(0.3)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the Agricultural Products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	105,847	83,898	21,949	26%
HDAN	32,248	51,944	(19,696)	(38)%
Ammonia	19,420	17,564	1,856	11%
Other	3,434	4,394	(960)	(22)%
Total	160,949	157,800	3,149	2%

	Three Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$176	$169	$7	4%
HDAN	$282	$259	$23	9%
Ammonia	$259	$294	$(35)	(12)%

With respect to sales of Industrial Products, the following tables indicate key operating metrics of our major products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	56,854	61,308	(4,454)	(7)%
Nitric Acid	25,304	21,388	3,916	18%
Other Industrial Products	8,046	6,721	1,325	20%
Total	90,204	89,417	787	1%

Tampa Ammonia Benchmark (price per metric ton)	$221	$313	$(92)	(29)%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	39,305	34,852	4,453	13%

Net Sales

•

Agricultural product sales slightly decreased in the third quarter of 2019 primarily from lower ammonia selling prices compared to the same period in 2018, which reflect decreases in the Southern Plains benchmark for this product, coupled with higher selling prices for UAN and HDAN due primarily to favorable market demand.  In addition, sales volumes for UAN and ammonia increased while HDAN volumes decreased. UAN and ammonia sales volumes were higher primarily due to delayed sales carried over into the third quarter of 2019 caused by the impact from the inordinately wet weather during the first half of 2019 as well as timing of a delivered UAN barge during the third quarter of 2019.  Prior year UAN sales were also impacted as a result of lost production during the Turnaround at our Cherokee facility in the third quarter of 2018. The decrease in HDAN sales volumes were primarily the result of unfavorable weather conditions in the markets we serve compared to the same period of 2018.

•

Industrial acids and other industrial chemical product sales decreased primarily from lower industrial ammonia sales prices partially offset by a slight increase in overall sales volumes. The lower selling prices were due to the lower Tampa ammonia benchmark price. The average Tampa ammonia pricing during the third quarter of 2019 was approximately $92 per ton lower compared to the same period of 2018 driven by a poor 2018 fall and 2019 spring application season in U.S. agricultural markets, combined with weather impacting the movement of ammonia from the Gulf region, which caused a build-up of ammonia inventory across the distribution channel, resulting in downward pressure on Tampa ammonia benchmark pricing and Gulf ammonia in general.

•	Overall mining products sales were higher as a result of delayed sales from the second quarter which we were able to make up during the third quarter of 2019.

Gross Profit (Loss)

As noted in the tables above, we recognized a gross loss of $9.7 million in both the third quarters of 2019 and 2018.  Due to seasonality the third quarter is our weakest quarter and because it is our slowest period it is typically when our Turnaround work is scheduled.  Planned Turnaround work will result in lost fixed cost absorption and increased repairs and maintenance cost which in turn lowers gross profit.  Overall, our gross loss percentage declined slightly compared to the same period in 2018.

Our agricultural products adjusted gross profit percentage increased to 9% for the third quarter of 2019 from 5% for the third quarter of 2018 due primarily to increased selling prices for UAN and HDAN along with improved sales volumes for UAN and ammonia, partially offset by lower HDAN sales volumes and ammonia selling prices as discussed above.

Industrial and mining products adjusted gross profit percentage was down slightly in the third quarter of 2019 as compared to the same period in 2018 driven primarily by lower Tampa ammonia benchmark pricing.

Offsetting the net effect on our overall gross loss from the sales activity discussed above was approximately $1.9 million from lower natural gas costs per MMBtu.

Selling, General and Administrative

Our SG&A expenses for the third quarters of 2019 and 2018 were $9.1 million but include increases in professional fees (including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the Third Quarter”) offset by reductions in compensation-related costs.

Other Expense (Income), net

Other income for the third quarter of 2018 was $2.3 million (minimal for the same period of 2019) that includes a net gain from the sales of certain non-core assets (primarily consisting of real estate).

Benefit for Income Taxes

The benefit for income taxes for the third quarter of 2019 was $0.5 million compared to $2.4 million for the same period in 2018. The resulting effective tax rate for the third quarters of 2019 and 2018 was 2% and 9% (benefit on pre-tax loss), respectively.   For the third quarter of 2019 and 2018, the effective tax rate was impacted by adjustments made to our valuation allowances.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table contains certain financial information:

	Nine Months Ended
	September 30,			Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$154,790	$146,291	$8,499	6%
Industrial and mining products	136,384	137,139	(755)	(1)%
Total net sales	$291,174	$283,430	$7,744	3%

Gross profit:
Agricultural products (1)	$28,934	$12,925	$16,009	124%
Industrial and mining products (1)	47,693	53,586	(5,893)	(11)%
Adjusted gross profit by market (1)	76,627	66,511	10,116	15%
Depreciation and amortization (2)	(51,529)	(53,434)	1,905	(4)%
Turnaround expense	(7,836)	(9,653)	1,817	(19)%
Total gross profit	17,262	3,424	13,838	404%
Selling, general and administrative expense	24,705	25,780	(1,075)	(4)%
Other expense (income), net	372	(1,814)	2,186
Operating loss	(7,815)	(20,542)	12,727	62%
Interest expense, net	34,309	32,008	2,301	7%
Loss on extinguishment of debt	—	5,951	(5,951)
Non-operating other income, net	(605)	(296)	(309)
Provision (benefit) for income taxes	(5,816)	976	(6,792)
Net loss	$(35,703)	$(59,181)	$23,478	40%

Other information:
Gross profit percentage (3)	5.9%	1.2%	4.7%
Property, plant and equipment expenditures	$20,455	$27,187	$(6,732)	(25)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Nine Months Ended
	September 30,
	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$154,790	$136,384	$146,291	$137,139	$8,499	$(755)
Adjusted gross profit by market (1)	$28,934	$47,693	$12,925	$53,586	$16,009	$(5,893)
Adjusted gross profit percentage by market (2)	18.7%	35.0%	8.8%	39.1%	9.9%	(4.1)%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key sales metrics for the agricultural products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	295,607	296,436	(829)	0%
HDAN	219,217	237,783	(18,566)	(8)%
Ammonia	66,853	63,516	3,337	5%
Other	17,139	21,399	(4,260)	(20)%
Total	598,816	619,134	(20,318)	(3)%

	Nine Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$203	$171	$32	19%
HDAN	$273	$262	$11	4%
Ammonia	$341	$317	$24	8%

With respect to sales of Industrial Products, the following tables indicate key operating metrics of our major products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	210,385	170,600	39,785	23%
Nitric Acid	69,950	75,105	(5,155)	(7)%
Other Industrial Products	25,268	24,557	711	3%
Total	305,603	270,262	35,341	13%

Tampa Ammonia Benchmark (price per metric ton)	$245	$302	$(57)	(19)%

With respect to sales of Mining Products, the following table indicates the volumes sold of our major products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	122,920	121,032	1,888	2%

Net Sales

•

Agricultural products sales increased primarily from increased selling prices for all of our agricultural products in conjunction with improved sales volumes for ammonia. This increase was partially offset by lower sales volumes of HDAN resulting from unfavorable weather conditions in the markets we serve during 2019 compared to the same period of 2018.

•

Industrial acids and other industrial chemical products sales decreased slightly primarily from lower selling prices due to lower Tampa ammonia benchmark pricing partially offset by higher industrial ammonia sales volumes. The average Tampa ammonia pricing during the first nine months of 2019 was approximately $57 per ton lower compared to the same period of 2018.

•	Mining products sales volumes were in-line with prior year.

Gross Profit

As noted in the tables above, we recognized a gross profit $17.3 million for the first nine months of 2019 compared to $3.4 million for the same period of 2018, or an increase of approximately $13.9 million.  Overall, our gross profit percentage increased to 5.9% for the first nine months of 2019 compared to 1.2% for the same period in 2018.

Our agricultural products adjusted gross profit percentage increased to 19% during the first nine months of 2019 from 9% during the same period of 2018 due primarily to increased selling prices for all of our agricultural products along with improved production and sales volumes for ammonia, partially offset by lower HDAN and UAN sales volumes as discussed above.

Industrial and mining products adjusted gross profit percentage declined in the first nine months of 2019 to 35% from 39% in first nine months of 2018 primarily driven by lower overall Tampa ammonia pricing, which averaged approximately $245 per metric ton during 2019 compared to approximately $302 per metric ton for the same period in 2018 driven by a poor 2018 fall and 2019 spring application season in U.S. agricultural markets, combined with weather impacting the movement of ammonia from the Gulf region, which caused a build-up of ammonia inventory across the distribution channel, resulting in downward pressure on Tampa ammonia benchmark pricing and Gulf ammonia in general.

In addition to the net positive effect on gross profit from sales activity discussed above, the increase in gross profit includes approximately $2.3 million from lower natural gas costs per MMBtu, approximately $1.9 million decline in depreciation expense, $1.8 million reduction in turnaround costs, and improved cost absorption from higher overall plant on-stream rates compared to the same period of 2018 partially offset by approximately $1.0 million of higher freight costs incurred to move product for storage as a result of the delay in the spring application season.

Selling, General and Administrative

Our SG&A expenses were $24.7 million for the first nine months of 2019, a decrease of $1.1 million compared to the same period in 2018. The decrease was primarily driven by a $3.2 million reduction in compensation-related costs and $0.8 million reduction in insurance and other miscellaneous items partially offset by a $2.9 million increase in professional fees, including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the Third Quarter”.

Other Expense (Income), net

Other income for the first nine months of 2018 was $1.8 million (minimal for the same period of 2019) primarily relating to the sales of certain non-core assets.

Interest Expense, net

Interest expense for the first nine months of 2019 was $34.3 million compared to $32.0 million for the same period in 2018.  The net increase relates primarily to interest expense associated with the Notes issued in April 2018 and the New Notes issued in June 2019 partially offset by $0.9 million of debt modification fees incurred in 2018.

Loss on Extinguishment of Debt

For the first nine months of 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million relating to the repurchase of the senior secured notes that were scheduled to mature in 2019.

Provision (benefit) for Income Taxes

The benefit for income taxes for the first nine months of 2019 was $5.8 million compared to a provision of $1.0 million for the same period in 2018.  The resulting effective tax rate for the first nine months of 2019 and 2018 was 14% (benefit on pre-tax loss) and 2% (provision on pre-tax loss), respectively.  For the first nine months of 2019 and 2018, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax rate changes.  Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2019	2018	Change
	(In Thousands)
Net cash flows from operating activities	$40,972	$38,780	$2,192

Net cash flows from investing activities	$(20,358)	$(16,160)	$(4,198)

Net cash flows from financing activities	$20,121	$(13,493)	$33,614

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $41.0 million for the first nine months of 2019 compared to $38.8 million for the same period of 2018, a change of approximately $2.2 million.

For the first nine months of 2019, the net cash provided is the result of a net loss of $35.7 million plus adjustments of $51.6 million for depreciation and amortization of PP&E and other adjustments of $5.7 million less an adjustment of $5.8 million for deferred taxes and net cash provided of approximately $25.2 million primarily from our working capital.

For the first nine months of 2018, the net cash provided is the result of a net loss of $59.2 million plus adjustments of $53.5 million for depreciation and amortization of PP&E, $6.0 million for a loss on extinguishment of debt, $1.0 million for deferred taxes and other adjustments of $6.9 million and net cash provided of approximately $30.6 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $20.4 million for the first nine months of 2019 compared to $16.2 million for the same period of 2018, a change of approximately $4.2 million.

For the first nine months of 2019, the net cash used relates primarily to expenditures for PP&E.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $20.1 million for the first nine months of 2019 compared to $13.5 million for the same period of 2018, a change of $33.6 million.

For the first nine months of 2019, the net cash provided primarily consists of net proceeds of $35.1 million from the New Notes, proceeds of $16.8 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $20.0 million, net payments of $10 million on the Working Capital Revolver Loan, and payments of $1.8 million for other financing activities.

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

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	September 30,	December 31,
	2019	2018
	(In Millions)
Cash and cash equivalents	$66.8	$26.0
Long-term debt:
Working Capital Revolver Loan	$—	$10.0
Senior Secured Notes due 2023	435.0	400.0
Secured Promissory Note due 2021	5.6	8.1
Secured Promissory Note due 2023	13.2	14.7
Secured Financing due 2023	14.1	—
Secured Promissory Note due 2019	—	7.2
Other (1)	2.0	0.2
Unamortized discount and debt issuance costs	(13.2)	(15.0)
Total long-term debt, including current portion, net	$456.7	$425.2
Series E and F redeemable preferred stock (2)	$226.3	$202.2
Total stockholders' equity	$283.5	$342.2
(1)	See discussion contained in Note 5.
(2)	Liquidation preference of $235 million as of September 30, 2019.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $75 million.  As of September 30, 2019, our Working Capital Revolver Loan was undrawn and had approximately $33.8 million of availability.

For reliability and maintenance capital projects, we have planned capital expenditures of approximately $17 million for the fourth quarter 2019 for a total in 2019 of approximately $37 million.  Included in the full year amount, we plan to install a new sulfuric acid converter at our El Dorado Facility during the fourth quarter of 2019, which will cost approximately $7.5 million.  We finalized the equipment financing for this capital project during the first quarter of 2019.

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

Compliance with Long - Term Debt Covenants

As discussed below in Notes 6, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of September 30, 2019, no trigger event had occurred.

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

Working Capital Revolver Loan – At September 30, 2019, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $33.8 million, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At September 30, 2019, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $235 million.

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

Capital Expenditures – First Nine Months of 2019

For the first nine months of 2019, capital expenditures relating to PP&E were $20.5 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $3.5 million during the first nine months of 2019 in connection with environmental projects.  For the fourth quarter of 2019, we expect to incur expenses ranging from $0.5 million to $0.8 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $111.10 per share for the current aggregate semi-annual dividend of $15.5 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of September 30, 2019, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $94.9 million.

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

As of September 30, 2019, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.2 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2019, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed in 2019.

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

We are considering selling certain non-core assets. Due to the nature of some of these assets, there may be a limited market. As a result, and depending on appraisals obtained or offers received, if any, from potential buyers, it is reasonably possible we could incur impairment charges or losses on sales or disposals of assets in the near term.

The carrying values of the redeemable preferred stocks discussed in Note 8 are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2019 could change in the near term.

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

Also see discussions associated with our operating leases in Note 2, our long-term debt in Note 5 and expected capital expenditures under “Capitalization”.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be September 30, 2019 exposed to embedded losses should our product costs exceed the firm sales prices.  At September 30, 2019, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities.  We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At September 30, 2019, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2019, we had no outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $15.0 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2019.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.

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

The following is a list of terms used in this report.

Act	-	The Tax Cuts and Jobs Act of 2017.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

Climate Control Business	-	Former business conducted through the Climate Control Group.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least June 2021, the Covestro Agreement.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

Interim Loan	-	A loan agreement between EDC and a lender with up to $7.5 million of available borrowing for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which was scheduled to mature in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Notes and New Notes, taken together.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Wilson Settlement Agreement	-	An agreement in the Dennis Wilson vs. LSB Industries, Inc., et al.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ended in 2018 and primarily relates to corn planted and harvested in 2017.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and will end in 2020 and primarily relates to corn planted and harvested in 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 42.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

10.1	Second Amendment to Ammonia Purchase and Sale Agreement Between Koch Fertilizer, LLC and El Dorado Chemical Company, dated as of September 30, 2019

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 29th day of October 2019.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)