Form 10-K
period 2019-12-31
LSB INDUSTRIES INC
filed 2020-02-25
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2019, was approximately $80 million.  As a result, the Registrant is an accelerated filer as of December 31, 2019.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2019.  Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 14, 2020, the Registrant had 29,335,920 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2019 fiscal year, are incorporated by reference in Part III.

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	23

Item 2.	Properties	24

Item 3.	Legal Proceedings	25

Item 4.	Mine Safety Disclosures	25

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	26

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Item 9A.	Controls and Procedures	42

Item 9B.	Other Information	45

	PART III

	(Items 10, 11, 12, 13, and 14)	45

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2019 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	45

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

The chart below highlights representative products and applications in each of our end markets.

End Market	Products	Applications
Agricultural	UAN, HDAN and ammonia	Fertilizer and fertilizer blends for corn and other crops; NPK fertilizer blends

Industrial Acids and Other	Nitric acid, metallurgical and commercial grade ammonia, sulfuric acid, diesel exhaust fluid and other urea solutions, Specialty E-2 ammonium nitrate and CO2

Semi-conductor and polyurethane intermediates, ordnance; Pulp and paper, alum, water treatment, metals and vanadium processing; Power plant emissions abatement, water treatment, refrigerants, metals processing; Exhaust stream additive, horticulture / greenhouse applications; refrigeration

Mining	LDAN, AN solution and HDAN	Ammonium nitrate fuel oil (ANFO) and specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2019	2018	2017
Percentage of consolidated net sales:
Agricultural products	52%	50%	43%
Industrial acids and other chemical products	38%	39%	46%
Mining products	10%	11%	9%
Other products	0%	0%	2%
	100%	100%	100%

For information regarding our net sales, operating results and total assets for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Our Strategy

We pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices or short duration pre-sales and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that generally provide for the pass through of some raw material and other manufacturing costs.  We believe this product and market diversification strategy allows us to have more consistent levels of production compared to some of our competitors and helps reduce the volatility risk inherent in the prices of our raw material feedstock and/or the changes in demand for our products.

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

Key Operating Initiatives for 2020

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continued Focus on Becoming a “Best in Class” Chemical plant operator with respect to safe, reliable operations that produce the highest quality product.
•

We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented and are currently managing enhanced safety programs at our facilities that focus on improving our safety culture that will reduce risks and continuously improve our safety performance.

•

Additionally, over the last several years, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.

•

We have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on building internal expertise to improve oversight of external contractors, operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures.

•

Continue the Broadening of the Distribution of our Products.  To further leverage our plants’ current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets within the U.S., as well as markets outside the U.S. Additionally, during 2019, we developed a pipeline of margin enhancement projects including product loading and unloading improvements, tank storage and capital to facilitate guest plant opportunities which, we expect will result in improved margins on the sales of our products.  We expect to complete these projects over the next 12 to 18 months.

•

Improve Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that our improved operating performance will be a benefit in achieving those efforts.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Our Competitive Strengths

Strategically Located Chemical Assets and Long-Standing Customer Relationships

Our business benefits from highly advantageous locations with logistical and distribution benefits.  We have access to the ammonia pipeline from the U.S. Gulf at our El Dorado Facility, which provides low cost transportation to distribution points.  The El Dorado Facility also has rail access that is freight logical to our industrial and agricultural customers and cost advantaged when selling a number of our products West of the Mississippi River.  Our Cherokee Facility is located East of the Mississippi River, allowing it to reach customers that are not freight logical for others.  Our Cherokee Facility sits adjacent to the Tennessee River, providing barge receipt and shipping access, in addition to truck and rail delivery access.  Our Pryor Facility is located in the heart of the Southern Plains with close proximity to the Port of Catoosa along with strategic rail and truck delivery access.

Advantaged Raw Material Cost Position

We currently produce ammonia at our El Dorado, Cherokee and Pryor Facilities, which allows us to take advantage of the spread between producing and purchasing ammonia at those facilities.  Additionally, our Pryor Facility has a natural gas cost advantage as its cost of gas has historically been lower than our El Dorado and Cherokee Facilities.

Diversified Sources of Revenue

Our business serves a broad range of end markets, which we believe diminishes the cyclicality of our financial performance.  Our business serves the agricultural, industrial and mining markets.  The flexible nature of our production process and storage capability allows us the ability to shift our product mix based on end market demand.

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

Market Conditions

As discussed in more detail under “Key Industry Factors” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, the price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

From a farmers’ perspective, the demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers which are impacted by factors such as financial resources, soil conditions and weather patterns.

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.

In our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, metals market prices and our contractual arrangements with certain large customers.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather. Additionally, recent reduction in coal mining activities is increasing competition within the other sectors of this market.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Following the expansions, global nitrogen fertilizer supply outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  In addition, the new domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on nitrogen fertilizer sales pricing as the new capacity was absorbed by the market.  More recently, ammonia pricing has been under pressure as a result of inordinately inclement weather in 2019, which led to limited fertilizer application and resultant elevated ammonia inventory levels in the domestic distribution channel.  Additionally, UAN prices have pulled back in part, to European anti-dumping duties that were imposed on imports from certain countries, including the U.S which has caused imports of UAN into the U.S. to increase and exports from the U.S. to decrease increasing UAN supply in the U.S.

After a challenging 2019 for U.S. corn farmers, it is expected that final harvested acres and yields for the 2019 harvest year will be lower than expected. These factors have already impacted the price of corn, which has risen to its highest level since 2014.  A likely decline in the stock-to-use ratio for corn should lead to an increase in planted acres in the spring 2020 planting season. Assuming normal weather conditions, industry reports currently estimate a 5% increase in corn acres to be planted during 2020 compared to 2019.

Therefore, for 2020, we expect overall stronger demand for our products some what tempered by continued pricing pressures on these products.

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

The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities combined with international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.  During the past few years, we have been successful in expanding outside our traditional markets by delivering to distributors on the Tennessee and Ohio rivers by barge, and by delivering to certain Western States by rail.

In addition, we have an agreement with a third-party purchaser, Coffeyville Resources Nitrogen Fertilizers, LLC, (“CVR”), to market and sell a portion of our UAN.  Demand for sales under this agreement is based on the expected needs of the purchaser’s customers.  The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at our Pryor Facility.  The term of the agreement runs through May 2020, with automatic one-year extensions, subject to a 180-day advance notice of termination from CVR or a 90-day advance notice from us.

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

Industrial Acids and Other Chemical Products

We manufacture and sell industrial acids and other chemical products primarily to the polyurethane intermediates, paper, fibers, emission control, and electronics industries.  In addition, we produce and sell blended and regular nitric acid and industrial and high purity ammonia for many specialty applications, including the reduction of air emissions from power plants.  In addition, one of our subsidiaries, El Dorado Chemical Company (“EDC”) and Koch Fertilizer LLC (“Koch Fertilizer”) are parties to an ammonia purchase and sale agreement, under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, a portion of the ammonia that is in excess of EDC’s internal needs.  We began selling ammonia under this agreement during June 2016.  The term of the agreement runs until June 2022, with annual renewal options thereafter.

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

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.  See our discussion above concerning broadening the distribution of our nitric acid products under “Key Operating Initiatives for 2020”.

Mining Products

We produce and sell LDAN, HDAN and AN solution to the mining industry, those products are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal mining.  We have signed long-term contracts with certain customers that provide for the annual sale of LDAN under various natural-gas-based pricing arrangements.  Also, during 2018, a current customer located an emulsion explosives plant at our El Dorado Facility.  We have been selling product to that facility since the fourth quarter of 2018.  See our discussion above concerning broadening the distribution of our mining products under “Key Operating Initiatives for 2020”.

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas.  This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities.  For 2019, we purchased approximately 27.4 million MMBtus of natural gas.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price.  Periodically, we enter into volume purchase commitments and/or futures/forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward.  At December 31, 2019, we had volume purchase commitments with fixed costs for natural gas of approximately 7.0 million MMBtus, representing approximately 23% or our annual usage, at an average cost of $2.23 per MMBtu.  These contracts extend through December 2020.

See further discussion relating to the outlook for our business under “Key Industry Factors”.

Regulatory Matters

We are subject to extensive federal, state and local environmental laws, rules and regulations as discussed under “Environmental, Health and Safety Matters" of this Item 1 and various risk factors under Item 1A.

Competition

We operate in a highly competitive market with many other larger chemical companies, such as CF Industries Holdings, Inc., Chemtrade Logistics Inc., Cornerstone Chemical, EuroChem, Inc., OCI Partners NV, Dyno Nobel, a subsidiary of Incitec Pivot Limited, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Nutrien (formerly known as Agrium and Potash Corporation of Saskatchewan), Praxair, Inc., Quad Chemical Corporation, Trammo Inc. and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Employees

As of December 31, 2019, we employed 593 persons, 162 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2021 through November 2022.

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

Section 16(a) of the Exchange Act requires our directors, officers, and beneficial owners of more than 10% of our common stock to file with the SEC reports of holdings and changes in beneficial ownership of our stock. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us with respect to 2019, or written representations that no Form 5 was required to be filed, we believe that during 2019 all our directors and officers and beneficial owners of more than 10% of our common stock timely filed their required Forms 3, 4, or 5.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business and Industry

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements or to redeem our preferred stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and our ability to satisfy the redemption obligations for the Series E cumulative redeemable Class C preferred stock (“Series E Redeemable Preferred”) depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control.  We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $435 million principal amount of our Senior Secured Notes (the “Senior Secured Notes”), or the outstanding amount of the Working Capital Revolver Loan or to pay the cumulative dividends and redemption payment on the Series E Redeemable Preferred should the holder choose to redeem it on or after October 25, 2023, that applicable optional redemption date with respect thereto.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board of Directors (the “Board”) has not made a decision whether or not to pay dividends on our common stock in 2020, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

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

Our operations and the production and handling of our products involve significant risks and hazards.

Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including some products that are highly toxic and corrosive. These hazards include, among other things, explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards can cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities.  We periodically experience minor releases of ammonia related to leads from our equipment. Similar events may occur in the future. As a result, such events could have a material adverse effect on our results of operations and financial condition.

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

Our business can be affected by cyclical factors such as inflation, currency exchange rates, global energy policy and costs, regulatory policies (including tariffs), global market conditions and economic downturns in specific industries.  Certain sales are sensitive to the level of activity in the agricultural, mining, automotive and housing industries.  Therefore, substantial changes could adversely affect our operating results, liquidity, financial condition and capital resources.

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

For 2019, ten customers accounted for approximately 47% of our consolidated net sales.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business and our results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

A change in the volume of products that our customers purchase on a forward basis, or the percentage of our sales volume that is sold to our customers on a forward basis, could increase our exposure to fluctuations in our profit margins and materially adversely affect our business, financial condition, results of operations and cash flows.

We offer our customers from time-to-time, the opportunity to purchase products from us on a forward basis at prices and delivery dates we propose. Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales under their usual invoice terms when the performance obligation is satisfied. Forward sales improve our liquidity due to the cash payments received from customers in advance of shipment of the product and allow us to improve our production scheduling and planning and the utilization of our manufacturing and distribution assets.  Any cash payments received in advance from customers in connection with forward sales are reflected on our consolidated balance sheets as a current liability until the related performance obligations are satisfied, which can take up to several months.   We believe the ability to purchase products on a forward basis is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing or even unwilling to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future or limited capital resources. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis. Conversely, in periods of declining fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in higher profit margins than if we had not sold fertilizer on a forward basis. In addition, fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time the performance obligation is satisfied.

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

Our business is subject to risks involving derivatives and the risk that our hedging activities might not be effective.

We may utilize natural gas derivatives to hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based products. We may use futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges to hedge our risk.   Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for, or to which we do not apply, hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, adversely affecting our liquidity.  We have also used fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies.  Our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments or by the trigger of any cross-default provisions or credit support requirements. Additionally, the International Swaps and Derivative Association master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features, such as cross-default and/or acceleration provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position.  At other times we may not utilize derivatives or derivative strategies to hedge certain risks or to reduce the financial exposure of price volatility. As a result, we may not prevent certain material adverse impacts that could have been mitigated through the use of derivative strategies.

We may not have adequate insurance.

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

We are subject to collective bargaining agreements with certain employees.

Approximately 27% of our employees are covered by collective bargaining agreements. We may not be able to renew our collective bargaining agreements on terms similar to current terms or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages. Additionally, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers in the form of higher prices may make us less competitive.

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

Russia and Ukraine both have substantial capacity to produce and export fertilizers. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors.  We have seen imports into the U.S. from those countries increase over the last twelve months.

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

In January 2017, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to its Risk Management Program (“RMP”).  The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information.  Compliance with many of the rule’s new requirements will be required beginning in 2021.  The EPA temporarily delayed the rule’s effective date however, the delay was subsequently vacated with an immediate effective date.  On December 3, 2018, the EPA published a final rule that incorporates amendments to the RMP under 40 CFR Part 68. However, on November 21, 2019, EPA finalized its Risk Management Program Reconsideration Rule which rescinded third-party auditing, incident investigation and root cause analysis, and the public sharing of specific chemical and process information.  The passage of the Reconsideration Rule has reduced the potential negative effect on the profitability of our AN business compared to the January 2017 RMP amendments. The Occupational Safety and Health Administration (“OSHA”) is likewise considering changes to its Process Safety Management standards.  In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN.  While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

LSB Funding LLC (“LSB Funding”), our largest voting shareholder, owned 4,069,324 shares of common stock and one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights equal to 456,225 shares of common stock, which together represents approximately 15.2% of the voting power of our common stock and the Series F Redeemable Preferred as of December 31, 2019.

Jack E. Golsen (“J. Golsen”), Steven J. Golsen (“S. Golsen”), Barry H. Golsen (“B. Golsen”), Linda Golsen Rappaport (“L. Rappaport”), Golsen Family LLC, an Oklahoma limited liability company (“Family LLC”), SBL LLC, an Oklahoma limited liability company (“SBL LLC”), and Golsen Petroleum Corp., an Oklahoma corporation (“GPC”, and together with Messrs. J. Golsen, S. Golsen and B. Golsen, Ms. L. Rappaport, Family LLC, SBL LLC, each a “Golsen Holder” and, collectively, the “Golsen Holders”) owned as of December 31, 2019, an aggregate of 2,185,517 shares of our common stock and 1,020,000 shares of our voting preferred stock (1,000,000 of which shares have 0.875 votes per share, or 875,000 votes), which together vote as a class and represent approximately 10.2% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 20,000 shares of voting preferred is convertible into an aggregate of 666,666 shares of our common stock.

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

We have authorized and unissued (including shares held in treasury) 45,726,356 shares of common stock and 4,090,231 shares of preferred stock as of December 31, 2019.  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

While we believe, the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;

•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products;
•	other factors described in the MD&A contained in this report; and
•	other factors described in “Risk Factors” contained in this report.

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

GPC	-	Golsen Petroleum Corp., an Oklahoma corporation.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Interim Loan	-	A loan agreement between EDC and a lender with up to $7.5 million of available borrowing for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

IRS	-	U.S. Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

NOL	-	Net Operating Loss.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination.

NPK	-	Compound fertilizer products which are a solid granular fertilizer product for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.

ODEQ	-	The Oklahoma Department of Environmental Quality.

OSHA	-	Occupational Safety and Health Administration.

PBRS	-	Performance-based restricted stock.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

RMP	-	Risk Management Program.

RSU	-	Restricted stock unit.

SBL LLC	-	SBL LLC, an Oklahoma limited liability company.

S. Golsen	-	Steven J. Golsen.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Promissory Note due 2019	-	A secured promissory note between EDC and a lender which matures in June 2019.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Senior Secured Notes due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-

The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock, including the amended terms discussed in Note 10 to the Consolidated Financial Statements.

Series F Redeemable Preferred	-

The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock, including the amended terms discussed in Note 10 to the Consolidated Financial Statements.

SG&A	-	Selling, general and administrative expense.

Tax Cut Act	-	The Tax Cuts and Jobs Act of 2017.

Transition Agreement	-	An agreement between Jack Golsen and LSB, dated June 30, 2017.

TSR	-	Total shareholder return.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2008 Plan	-	The 2008 Incentive Stock Plan.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ended in 2018 and primarily relates to corn planted and harvested in 2017.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and will end in 2020 and primarily relates to corn planted and harvested in 2019.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2019:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	Covestro site
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Ammonia Production Capacity (tons)	468,000 (B)	188,000 (C)	201,000 (D)	Not Applicable

(A)

We distribute our agricultural products through 10 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); and 1 center located in Missouri (owned).

(B)	The ammonia production capacity is based on optimal 1,350 tons per day of production but excludes 18 Turnaround days during 2019.
(C)	The ammonia production capacity is based on 515 tons per day of production for the year. The Cherokee Facility did not perform a Turnaround during 2019.
(D)	The ammonia production capacity is based on 675 tons per day of production for the year but excludes 67 Turnaround days during 2019.

For 2019, our facilities produced approximately 742,000 tons of ammonia.

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

Stockholders

As of February 18, 2020, we had approximately 388 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2020.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2019 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2019	2018	2017	2016	2015
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales (2)	$365,070	$378,160	$427,504	$374,585	$437,695
Operating loss	(39,091)	(23,025)	(34,091)	(90,223)	(71,166)
Interest expense, net	46,389	43,064	37,267	30,945	7,371
Provisions (benefit) for income taxes	(20,924)	1,740	(40,759)	(41,956)	(32,520)
Loss from continuing operations	(63,417)	(72,226)	(30,293)	(88,133)	(46,146)
Income from discontinued operations, net of taxes (3)	—	—	1,076	200,301	11,381
Net income (loss)	(63,417)	(72,226)	(29,217)	112,168	(34,765)
Net income (loss) income attributable to common stockholders	$(96,441)	$(102,741)	$(59,447)	$64,760	$(38,038)
Income (loss) per common share attributable to common stockholders:
Basic:
Loss from continuing operations	$(3.44)	$(3.74)	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	$—	$—	$0.04	$7.82	$0.50
Net income (loss)	$(3.44)	$(3.74)	$(2.18)	$2.54	$(1.67)
Diluted:
Loss from continuing operations	$(3.44)	$(3.74)	$(2.22)	$(5.28)	$(2.17)
Income from discontinued operations, net of taxes	$—	$—	$0.04	$7.82	$0.50
Net income (loss)	$(3.44)	$(3.74)	$(2.18)	$2.54	$(1.67)
Selected Balance Sheet Data in Dollars:
Total assets	$1,088,489	$1,148,333	$1,189,182	$1,270,420	$1,361,827
Long-term debt, including current portion, net	$459,044	$425,199	$409,399	$420,220	$520,422
Redeemable preferred stocks	$234,893	$202,169	$174,959	$145,029	$177,272
Stockholders' equity	$247,327	$342,197	$438,196	$492,513	$421,580
Selected Other Data in Dollars:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference, to the MD&A contained in Item 7 of Part II of this report.  The financial information presented may not be indicative of our future performance.

(2)	Upon adoption of ASC 606, net sales for the years 2015 – 2017 have not been adjusted under the modified retrospective method.
(3)	See discussion of our discontinued operations in Note 17 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2019 consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the consolidated financial statements. Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Operating Initiatives for 2020

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continued Focus on Becoming a “Best in Class” Chemical plant operator with respect to safe, reliable operations that produce the highest quality product.
•

We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented and are currently managing enhanced safety programs at our facilities that focus on improving our safety culture that will reduce risks and continuously improve our safety performance.

•

Additionally, over the last several years, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.

•

We have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production. Those initiatives are focused on building internal expertise to improve oversight of external contractors, operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures.

•

Continue Broadening of the Distribution of our Products.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets within the U.S. as well as markets outside the U.S. Additionally, during 2019, we developed a pipeline of margin enhancement projects including product loading and unloading improvements, tank storage and capital to facilitate guest plant opportunities which, we expect will result in improved margins on the sales of our products.  We expect to complete these projects over the next 12 to 18 months.

•

Improve Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that our improved operating performance will be a benefit in achieving those efforts.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Business Developments - 2019

Financing Transaction

As discussed in Note 7, in June 2019, we completed the issuance and sale of $35 million of the New Notes. The New Notes were issued at a price equal to 102.125% of their face value. We expect to use the net proceeds from the New Notes to fund approximately $20 million in anticipated capital expenditures over a 12 to 18-month period that are intended to enhance our margins as discussed above under “Key Operating Initiatives for 2020”. The remaining net proceeds have been used for general corporate purposes.

Completion of Turnarounds at our El Dorado and Pryor Facilities

During August 2019, we completed an 18-day Turnaround on our ammonia plant at our El Dorado Facility.  Additionally, during November 2019, the ammonia plant at our El Dorado Facility was taken out of service for 16 days in order to make adjustments that improved the ammonia plant reliability and production volume. Also, during November 2019, we completed a 28-day Turnaround on our sulfuric acid plant at our El Dorado Facility, which included the installation of a new sulfuric acid converter which will increase reliability and production volume.  During November 2019, we completed an extensive 67-day Turnaround at our Pryor Facility including the installation of a new, larger urea reactor.  The next Turnarounds for these facilities are scheduled in 2021 for our Pryor Facility and 2022 for our El Dorado Facility.  See additional discussion below under “Items Affecting Comparability of Results.”

Amended Ammonia Agreement

During October 2019, the ammonia purchase and sale agreement between El Dorado Chemical Company (“EDC”) and Koch Fertilizer LLC (“Koch Fertilizer”) was amended, pursuant to which Koch Fertilizer agrees to purchase, with minimum purchase requirements, a portion of the ammonia that (a) will be produced at the El Dorado Facility and (b) that is in excess of EDC’s needs. As amended, the term of the agreement expires in June 2022 but automatically continues for additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

Assets Held for Sale

During November 2019, in conjunction with management’s review of our long-range strategy, development of the 2020 budget and the completion of the 2019 Turnarounds, certain long-lived assets were identified for sale and a plan to sell such assets was finalized by management.  Based on information obtained from various potential buyers and vendors to dissemble the assets, the carrying amount of these assets held for sale was written down to a de minimis amount and the corresponding non-cash charge of $9.7 million was recognized and included in other expense.  Costs to disassemble these assets, in conjunction with disposals, will be recognized as incurred. We expect the sales of these assets, which will be sold primarily for scrap value, to be completed within one year.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 52% of our total net sales for 2019.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics, including the impact from the Phase 1 trade agreement between the U.S and China.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates corn production for the 2020 Crop at approximately 13.7 billion bushels, down 5 percent from the 2019 Crop. The average yield in the U.S. was estimated at 168.0 bushels per acre, 8.4 bushels below the 2019 Crop yield of 176.4 bushels per acre.  The following February estimates are associated with the corn market:

	2020 Crop	2019 Crop		2018 Crop
	(2019 Harvest)	(2018 Harvest)	Percentage	(2017 Harvest)	Percentage
	January Report (1)	January Report (1)	Change (2)	January Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.7	88.9	0.9%	90.2	(0.6%)
U.S. Yield per Acre (Bushels)	168.0	176.4	(4.8%)	176.6	(4.9%)
U.S. Production (Million bushels)	13,692	14,340	(4.5%)	14,609	(6.3%)
U.S. Ending Stocks (Million metric tons)	48.1	56.4	(14.7%)	54.4	(11.6%)
World Ending Stocks (Million metric tons)	296.8	320.5	(7.4%)	341.3	(13.0%)

(1)

Information obtained from WASDE reports dated February 11, 2020 (February Report) for the 2019/2020 (“2020 Crop”), 2018/2019 (“2019 Crop”) and 2017/2018 (“2018 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for a corn crop is from September 1 of the current year to August 31 of the next year.  The marketing year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2020 Crop amounts compared to the 2019 Crop amounts.
(3)	Represents the percentage change between the 2020 Crop amounts compared to the 2018 Crop amounts.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Following the expansions, global nitrogen fertilizer supply outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  In addition, the new domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on nitrogen fertilizer selling prices as the new capacity was absorbed by the market.  More recently, ammonia pricing has been under pressure as a result of inordinately inclement weather in late 2018 and 2019, which led to limited fertilizer application and resultant elevated ammonia inventory levels in the domestic distribution channel.  Additionally, UAN prices have pulled back in part, to European anti-dumping duties that were imposed on imports from certain countries, including the U.S which has caused imports of UAN into the U.S. to increase and exports from the U.S. to decrease increasing UAN supply in the U.S.

After a challenging 2019 for U.S. corn farmers, it is expected that final harvested acres and yields for the 2019 harvest year will be lower than expected.  These factors have already impacted the price of corn, which has risen to its highest level since 2014.  A likely decline in the stock-to-use ratio for corn should lead to an increase in planted acres in the spring 2020 planting season. Assuming normal weather conditions, industry reports currently estimate a 5% increase in corn acres to be planted during 2020 compared to 2019.

Therefore, for 2020, we expect overall stronger demand for our products somewhat tempered by continued pricing pressures on these products.

Industrial

Sales of our industrial products were approximately 38% of our total net sales for 2019.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators point to modest growth in 2020 in the U.S market we serve and export weakness due to the softening global economy and trade tensions. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Mining

Sales of our mining products were approximately 10% of our total net sales for 2019.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather. Additionally, recent reduction in coal mining activities is increasing competition within the other sectors of this market.  While we believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries, our 2019 mining sales volumes were affected by overall lower customer demand in our mining markets.

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

We historically have purchased natural gas either on the spot market, through forward purchase contracts, or a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2019	2018
Natural gas volumes (MMBtu in millions)	27.4	27.8
Natural gas average cost per MMBtu	$2.55	$2.91

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage. However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Additionally, the Magellan ammonia pipeline, which had an annual capacity to transport approximately 900,000 tons per year, most of which was produced in Oklahoma and Texas and delivered via the pipeline in the Midwest, is in the process of being permanently shut down.   Pipeline closure began at the southern end of the pipeline in September of 2019 and is expected to continue on the northern end of the pipeline in early 2020.   Without the pipeline in place for ammonia transport, producers will have to rely on other transportation venues, primarily by truck but will also include rail and barge transport of ammonia. Higher transportation costs may impact our margins if we are not able to pass through these costs.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds, is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

Our Pryor Facility completed an extensive Turnaround during 2019. The Pryor Facility will continue on a two-year Turnaround cycle with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

In addition, our El Dorado Facility completed a partial Turnaround during 2018.  The remaining portion of this Turnaround was completed during 2019.  The El Dorado Facility has moved to a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

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

Consolidated Results for 2019

Our consolidated net sales for 2019 were $365.1 million compared to $378.2 million for 2018.  Our consolidated operating loss was $39.1 million compared to $23.0 million for 2018.  The items affecting our operating results are discussed below and under “Results of Operations.”

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

Our average overall on-stream rate of our ammonia plants was 91% for 2019 compared to 89% for 2018. For 2020, we are targeting an average overall on-stream rate of 94%.

We believe that our focus on improving on-stream rates as discussed in key operating initiatives will continue to improve our overall on-stream rate for 2020.

Turnaround Expense

During 2019, we incurred Turnaround costs totaling approximately $13.2 million associated with a 67-day Turnaround performed on our plants at our Pryor Facility and a total of 46 days associated with Turnaround activity performed on our plants at our El Dorado Facility which consisted of an 18-day Turnaround on the ammonia plant and a 28-day Turnaround on the sulfuric acid plant.

During 2018, we incurred Turnaround costs totaling approximately $9.8 million associated with a 35-day Turnaround performed on our plants at our Cherokee Facility and a total of 12 days associated with Turnaround activity at our El Dorado Facility.

Selling Prices

During 2019, we experienced improved selling prices for our agricultural products compared to 2018.  Average selling prices for our UAN, ammonia, and HDAN increased 14%, 2% and 1%, respectively compared to 2018 average selling prices.  During the back half of 2019 selling prices began to decline reflecting a lowering in the Southern Plains benchmark price for ammonia resulting from elevated inventory levels from the inordinately inclement weather throughout the Midwest over the past year and the closure of the Magellan ammonia pipeline. In addition, UAN selling prices also deteriorated in the second half of 2019, as import volumes increased while export volumes declined due, in part, to European anti-dumping duties.

Our 2019 average industrial selling prices for our ammonia decreased compared to the same period of 2018 as a result of the aforementioned elevated ammonia inventory levels.  The 2019 average Tampa Ammonia price declined approximately 21% as compared to the same period in 2018, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

With respect to our outlook for 2020, we expect that agricultural and industrial pricing will continue to be impacted by the aforementioned factors, impacting the agricultural market coupled with excess ammonia inventories weighing on the industrial market, as was the case in the second half of 2019.

Legal Fees

For 2019 and 2018, legal fees were approximately $12.8 million and $8.3 million, respectively.  The change primarily relates to fees incurred as we pursue our claims against Leidos to recover damages and losses associated with the construction of the ammonia plant and other assets at our El Dorado Facility as discussed in footnote B of Note 9.  We expect to continue to incur legal fees associated with this matter through March 2020, the scheduled date of the trial.

Depreciation Expense

During 2019 and 2018, depreciation expense was $68.3 million and $70.3 million, respectively.  For 2018, approximately $2.0 million relates to accelerated depreciation at the El Dorado Facility due to the boiler tube failures caused by a power outage.

Charge Associated with Assets Held for Sale (2019 only)

As discussed above under “Business Developments – 2019”, we recognized a non-cash charge of $9.7 million associated with assets held for sale, which amount is included in other expense.

Interest Expense

During 2019 and 2018, interest expense was $46.4 million and $43.1 million, respectively.  The change primarily relates to our Senior Secured Notes as discussed in Note 7.

Provision (benefit) for Income Taxes

For 2019, the benefit for income taxes was $20.9 million compared to a provision of $1.7 million for 2018.  The resulting benefit rate for 2019 was 24.8% compared to an effective tax rate of 2.5% for 2018, which includes the impact from tax reform adjustments.  The increase in the benefit rate is primarily due to changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted during 2019 and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities. The 2018 effective tax rate was impacted by adjustments made to our valuation allowances including a reversal of approximately $2.3 million of state valuation allowance related to tax law changes.

Loss on Extinguishment of Debt (2018 only)

As the result of the financing transactions relating to the Senior Secured Notes and repurchase of the senior secured notes due 2019, we incurred a loss on extinguishment of debt of $6.0 million in 2018.

Severance Benefits and Accelerated Stock-based Compensation (2018 only)

During 2018, we incurred $5.3 million associated with certain severance benefits and accelerated stock-based compensation relating to Daniel D. Greenwell, our former Chief Executive Officer (“CEO”), electing not to renew his employment agreement in December 2018.

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

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.  You should carefully review and consider the information in the MD&A of our 2018 Form 10-K, filed with the SEC on February 26, 2019, for an understanding of our results of operations and liquidity discussions and analysis comparing 2018 to 2017.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table contains certain financial information:

				Percentage
	2019	2018	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$187,641	$187,164	$477	0%
Industrial and mining products	177,429	190,996	(13,567)	(7)%
Total net sales	$365,070	$378,160	$(13,090)	(3)%

Gross profit:
Agricultural products (1)	$28,453	$21,406	$7,047	33%
Industrial and mining products (1)	58,005	74,381	(16,376)	(22)%
Adjusted gross profit by market (1)	86,458	95,787	(9,329)	(10)%
Depreciation and amortization (2)	(68,263)	(70,184)	1,921	(3)%
Turnaround expense	(13,210)	(9,768)	(3,442)	35%
Total gross profit	4,985	15,835	(10,850)	(69)%
Selling, general and administrative expense	34,172	40,811	(6,639)	(16)%
Other expense (income), net	9,904	(1,951)	11,855
Operating loss	(39,091)	(23,025)	(16,066)	(70)%
Interest expense, net	46,389	43,064	3,325	8%
Loss on extinguishment of debt	—	5,951	(5,951)
Non-operating other income, net	(1,139)	(1,554)	415
Provision (benefit) for income taxes	(20,924)	1,740	(22,664)
Net loss	$(63,417)	$(72,226)	$8,809	12%

Other information:
Gross profit percentage (3)	1.4%	4.2%	(2.8)%
Property, plant and equipment expenditures	$36,081	$37,050	$(969)	(3)%
(1)	Represents a non-GAAP measure since the amount excludes depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of total net sales.

The following table provides certain financial information by market (dollars in thousands):

	2019		2018		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$187,641	$177,429	$187,164	$190,996	$477	$(13,567)
Adjusted gross profit by market (1)	$28,453	$58,005	$21,406	$74,381	$7,047	$(16,376)
Adjusted gross profit percentage by market (2)	15.2%	32.7%	11.4%	38.9%	3.8%	(6.2)%
(1)	Represents a non-GAAP measure since the amount excludes depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key sales metrics for the agricultural products:

				Percentage
Product (tons sold)	2019	2018	Change	Change
UAN	359,905	400,054	(40,149)	(10)%
HDAN	277,820	284,433	(6,613)	(2)%
Ammonia	83,924	82,586	1,338	2%
Other	19,655	23,422	(3,767)	(16)%
Total	741,304	790,495	(49,191)	(6)%

				Percentage
Gross Average Selling Prices (price per ton)	2019	2018	Change	Change
UAN	$200	$176	$24	14%
HDAN	$266	$264	$2	1%
Ammonia	$324	$319	$5	2%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

				Percentage
Product (tons sold)	2019	2018	Change	Change
Ammonia	275,253	238,520	36,733	15%
Nitric Acid	99,544	110,975	(11,431)	(10)%
Other Industrial Products	35,107	32,110	2,997	9%
Total	409,904	381,605	28,299	7%

Tampa Ammonia Benchmark (price per metric ton)	$248	$313	$(65)	(21)%

With respect to sales of mining products, the following tables indicate key operating metrics of our major products:

				Percentage
Product (tons sold)	2019	2018	Change	Change
LDAN/HDAN/AN Solution	151,935	163,308	(11,373)	(7)%

Net Sales

•

Agricultural products sales were slightly higher primarily from improved selling prices for all of our agricultural products in conjunction with improved sales volumes for ammonia.  This improvement was partially offset by lower sales volumes of UAN and HDAN resulting from unfavorable weather conditions in the markets we serve compared to 2018, as well as an extensive 67-day turnaround at our Pryor Facility which was completed in November of 2019.

•

Industrial acids and other industrial chemical products sales decreased primarily from lower selling prices due to lower Tampa ammonia benchmark pricing along with lower sales volumes for nitric acid due to certain spot sales made to a customer during 2018 to meet their demand caused by a disruption of their plant operations. This decline was partially offset by improved sales volumes for ammonia from improved on-stream rates during 2019 allowing for the sale of more product. The average Tampa ammonia pricing was approximately $65 per ton lower compared to 2018 as discussed below.

•

Mining products sales decreased primarily as the result of overall lower sales volume and selling prices for our mining products. This decline is primarily driven by lower customer demand as the overall coal market conditions remain suppressed in conjunction with competitive pressures in our marketing region.

Gross Profit

As noted in the tables above, we recognized a gross profit $5.0 million for 2019 compared to $15.8 million for 2018, or a decrease of approximately $10.8 million.  Overall, our gross profit percentage decreased to 1.4% for 2019 compared to 4.2% for 2018.

Our agricultural products adjusted gross profit percentage increased to 15% for 2019 from 11% for 2018 due primarily to increased selling prices for all of our agricultural products along with improved production and sales volumes for ammonia, partially offset by lower UAN and HDAN sales volumes as discussed above.

Industrial and mining products adjusted gross profit percentage declined for 2019 to 33% from 39% for 2018 primarily driven by lower overall Tampa ammonia pricing, which averaged approximately $248 per metric ton during 2019 compared to approximately $313 per metric ton for 2018 driven by a poor weather negatively impacting the 2018 fall and the 2019 spring and fall application seasons in the U.S. agricultural markets, combined with weather impacting the movement of ammonia from the Gulf region, which caused a build-up of ammonia inventory across the distribution channel, resulting in downward pressure on Tampa ammonia benchmark pricing and Gulf ammonia in general.

The net negative effect on gross profit from sales activity discussed above was partially offset by approximately $9.9 million in lower natural gas costs per MMBtu, approximately $1.9 million decline in depreciation expense, and improved cost absorption from higher overall plant on-stream rates partially offset by approximately $3.4 million increase in turnaround costs and approximately $1.0 million of higher freight costs incurred to move product for storage as a result of the delay in the spring application season.

Also, as discussed above under “Items Affecting Comparability of Results-Recovery from a Settlement with a Vendor”, our 2018 gross profit included a recovery from a settlement with a vendor of $4.4 million classified as a reduction to cost of sales (primarily relating to our business interruption claim).

Selling, General and Administrative

Our SG&A expenses were $34.2 million for 2019, a decrease of $6.6 million compared to 2018, of which $5.3 million was associated with severance benefits and accelerated stock-based compensation recognized in 2018 relating to our former CEO electing not to renew his employment agreement in December 2018.  Excluding this impact, SG&A expenses decreased $1.3 million primarily driven by a $5.0 million reduction in compensation-related costs and $0.9 million reduction in insurance and other miscellaneous items partially offset by a $4.6 million increase in professional fees, including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results-Legal”.

Other Expense (Income), net

Other expense for 2019 was $9.9 million primarily relating to a non-cash charge associated with assets held for sale discussed above under “Business Developments-2019.”  Other income for 2018 was $2.0 million primarily relating to the sales of certain non-core assets (primarily consisting of real estate).

Interest Expense, net

Interest expense for 2019 was $46.4 million compared to $43.1 million for 2018.  The net increase relates primarily to interest expense associated with the Notes issued in April 2018 and the New Notes issued in June 2019 partially offset by $0.9 million of debt modification fees incurred in 2018.

Loss on Extinguishment of Debt

During 2018, we incurred a loss on extinguishment of debt of approximately $6.0 million relating to the repurchase of the senior secured notes that were scheduled to mature in 2019.

Provision (benefit) for Income Taxes

The benefit for income taxes for 2019 was $20.9 million compared to a provision of $1.7 million for 2018.  The resulting benefit rate for 2019 was 24.8% compared to an effective tax rate of 2.5% for 2018 including the impact of tax reform adjustments.  The increase in the benefit rate is primarily due to changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted during 2019 and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities. The 2018 effective tax rate was impacted by adjustments made to our valuation allowances during 2018 including a reversal of approximately $2.3 million of state valuation allowance related to tax law changes.  Also, see discussion in Note 8.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our continuing cash flow activities for 2019 and 2018:

	2019	2018	Change
	(In Thousands)
Net cash flows from operating activities	$2,099	$17,622	$(15,523)

Net cash flows from investing activities	$(35,925)	$(25,740)	$(10,185)

Net cash flows from financing activities	$30,569	$547	$30,022

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $2.1 million for 2019 compared to $17.6 million for 2018, a decrease of $15.5 million.

For 2019, net cash provided is the result of a net loss of $63.4 million plus adjustments of $69.6 million for depreciation and amortization of PP&E, non-cash charge of $9.7 million associated assets held for sale, and other adjustments of $5.7 million less an adjustment of $20.9 million for deferred taxes and net cash provided of approximately $1.4 million primarily from our working capital.

For 2018, net cash provided is the result of a net loss of $72.2 million plus adjustments of $70.3 million for depreciation, depletion and amortization of PP&E, $8.4 million for stock-based compensation, $6.0 million for a loss on extinguishment of debt, $1.8 million for deferred taxes and other adjustments totaling approximately $2.8 million and net cash provided of approximately $0.5 million primarily from our working capital including an increase in inventories and accounts payables and a decrease in accrued interest.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $35.9 million for 2019 compared to $25.7 million for 2018, a change of $10.2 million.

For 2019, net cash used relates primarily to expenditures for PP&E.

For 2018, net cash used is the result of $37.1 million on expenditures for PP&E partially offset by $6.7 million from net proceeds from the sale of PP&E, $2.7 million representing the remaining proceeds from an indemnity escrow account associated with the sale of our former Climate Control business in 2016 and approximately $2.0 million relating to a recovery from a property insurance claim and other investing activities.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $30.6 million for 2019 compared to $0.5 million for 2018, a change of approximately $30.0 million.

For 2019, net cash provided primarily consists of net proceeds of $35.1 million from the New Notes, net proceeds of $7.5 million, net of payments, from other long-term debt and insurance premium short-term financing partially offset by net payments of $10 million on the Working Capital Revolver Loan, and payments of $2.0 million for other financing activities.

For 2018, net cash provided consists of net proceeds of $390.5 million from the Notes, $10.9 million from insurance premium short-term financing, and $10.0 million from our Working Capital Revolver Loan partially offset by $375 million repayment of the senior secured notes due 2019, payments of $20.0 million on other long-term debt and short-term financing, payments of $11.0 million for debt related costs, payments of $2.8 million of fees associated with the modification of terms of our Series E Redeemable Preferred and approximately $2.1 million of other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	December 31,
	2019	2018
	(In Millions)
Cash and cash equivalents	$22.8	$26.0
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	—	10.0
Senior Secured Notes due 2023	435.0	400.0
Secured Promissory Note due 2021	4.7	8.1
Secured Promissory Note due 2023	12.7	14.7
Secured Financing (1)	13.5	7.2
Secured Loan Agreement	5.2	—
Other	0.2	0.2
Unamortized discount and debt issuance costs	(12.3)	(15.0)
Total long-term debt, including current portion, net	$459.0	$425.2
Series E and F redeemable preferred stock (2)	$234.9	$202.2
Total stockholders' equity	$247.3	$342.2

(1)	A portion of the proceeds from the Secured Financing due in 2023 was used to pay off the secured financing due in 2019.
(2)	Liquidation preference of $242.8 million as of December 31, 2019.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $75 million.  As of December 31, 2019, our Working Capital Revolver Loan was undrawn and had approximately $42.1 million of availability.

We expect capital expenditures to be approximately $25 million to $30 million for 2020, which includes approximately $5 million to $10 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2019, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 - LSB has $435 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding, including the $35 million associated with the New Notes as discussed in footnote (B) of Note 7. Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023. As a result of the financing transactions, our interest expense has increased as compared to 2018.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due in March 2021.  This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments.

Secured Promissory Note due 2023 - EDA is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million. This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a current total rate of 6.03%.

Secured Loan Agreement - EDC entered into a $15 million secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”) in May 2019 with a current interest rate of 8.76%. Beginning in June 2019, principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due on June 1, 2023. This financing arrangement is secured by the cogeneration facility equipment and is guaranteed by LSB. During 2019, EDC entered into a secured loan agreement with an affiliate of LSB Funding. Under the terms of the agreement, EDC has up to $7.5 million of available borrowings (the “Interim Loan”) during the construction of a new sulfuric acid converter (the “Interim Loan Period), subject to certain conditions. During the Interim Loan Period, interest only is payable in monthly installments. The Interim Loan will be replaced by a term loan in 2020. Principal and interest will be payable in 60 equal monthly installments under the term loan.

Working Capital Revolver Loan - At December 31, 2019, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $42.1 million, based on our eligible collateral, less outstanding standby letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At December 31, 2019, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $242.8 million.

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

Also, see discussion in Note 10.

Capital Expenditures – 2019

For 2019, capital expenditures relating to PP&E were $36.1 million, which expenditures include approximately $2.0 million associated with maintaining compliance with environmental laws, regulations and guidelines.  Approximately $5.2 million related to the new sulfuric acid converter, which was financed, and the remaining capital expenditures were primarily funded with cash.

See discussion above under “Capitalization” for our expected annual capital expenditures for 2020.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $4.9 million in 2019 in connection with environmental projects.  For 2020, we expect to incur expenses ranging from $4.5 million to $5.0 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 10. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $118.87 per share for the current aggregate semi-annual dividend of $16.6 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2019, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $103.0 million.

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

As of December 31, 2019, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.3 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2019, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2020.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2019, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2020	2021	2022	2023	2024	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$435,000	$—	$—	$—	$435,000	$—	$—
Other	36,305	9,447	7,598	6,769	12,491	—	—
Total long-term debt	471,305	9,447	7,598	6,769	447,491	—	—
Interest payments on long-term debt (1)	152,889	44,344	43,767	43,245	21,533	—	—
Series E redeemable preferred stock (2)	139,768	—	—	—	139,768	—	—
Dividends earned - Series E redeemable preferred stock (2)	276,783	—	—	—	276,783	—	—
Capital expenditures (3)	30,000	30,000	—	—	—	—	—
Operating leases	18,709	5,189	3,951	3,282	2,969	1,715	1,603
Firm purchase commitments	15,694	15,694	—	—	—	—	—
Natural gas pipeline commitment (4)	4,500	720	720	720	720	720	900
Other contractual obligations	15,705	5,028	2,697	1,943	3,573	1,095	1,369
Other contractual obligations included in noncurrent accrued and other liabilities (5)	3,626	—	2,526	16	1,084	—	—
Total	$1,128,979	$110,422	$61,259	$55,975	$893,921	$3,530	$3,872

(1)	The estimated interest payments relating to variable interest rate debt are based on interest rates at December 31, 2019.
(2)

The Series E redeemable preferred stock (including dividends) are assumed to be redeemed and paid on the earliest possible redemption date by the holder (October 25, 2023) and that dividends are accrued until that date.

(3)	Capital expenditures include only the estimated committed amounts (high end of range) at December 31, 2019.
(4)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(5)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2019.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based on the value of our common stock at December 31, 2019 and is based on the earliest possible redemption date by the holder, October 25, 2023.

New Accounting Pronouncements

Refer to Notes 1 and 2 for recently adopted and issued accounting standards.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2019, could change in the near term.  The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

We are involved in various legal matters that require management to make estimates and assumptions, including costs relating to the lawsuit styled City of West, Texas v CF Industries, Inc., et al, discussed under “Other Pending, Threatened or Settled Litigation” of Note 9.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Environmental, Health and Safety Matters” in Item 1 of this report, we are subject to specific federal and state regulatory compliance laws and guidelines.  We have developed policies and procedures related to regulatory compliance.  We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters.  We are involved in various environmental matters that require management to make estimates and assumptions, including our current inability to develop a meaningful and reliable estimate (or range of estimate) as to the costs relating to a corrective action study work plan approved by the Kansas Department of Health and Environment (“KDHE”) discussed under footnote 3 – Other Environmental Matters of Note 9.  At December 31, 2019 and 2018, liabilities totaling $0.2 million for both periods have been accrued relating to these issues as discussed.  This liability is included in current accrued and other liabilities and is based on current estimates that may be revised in the near term.  At the time that cost estimates for any corrective action are received, we will adjust our accrual accordingly.  It is reasonably possible that the adjustment to the accrual and the actual costs could be significantly different than our current estimates.

Charge Associated with Assets Held for Sale – As discussed in Note 1, assets held for sale are generally reported at the lower of the carrying amounts of the assets or fair values less costs to sell.  During 2019, in conjunction with management’s review of our long-range strategy, development of the 2020 budget and the completion of the 2019 Turnarounds, certain non-core long-lived assets were identified and authorized to be sold. As a result, these assets were classified as assets held for sale.  Because the estimated costs to sell these assets (primarily to dismantle) exceeds the estimated fair values, the carrying amount of these assets were written down to a de minimis amount and a non-cash charge of approximately $9.7 million was recognized and classified as other expense. We expect these assets to be sold in 2020. At December 31, 2018, we had no long-lived assets classified as held for sale.

Income Tax – As discussed under “Income Taxes” in Note 1 and in Note 8, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized.  Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets.  At December 31, 2019 and 2018, our valuation allowance on deferred tax assets was $51.6 million and $45.6 million, respectively.

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

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  Approximately $33 million of accretion (including the amount for earned dividends) was recorded to retained earnings in 2019.  At December 31, 2019, the carrying value of these redeemable preferred stocks was $234.9 million.

For the embedded derivative, changes in fair value are recorded in our statement of operations. At December 31, 2019 and 2018, we estimated that the embedded contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.

At December 31, 2019 and 2018, the fair value of the embedded derivative was $1.1 million and $1.6 million, respectively, primarily relating to the participation rights based on the equivalent of 303,646 shares of our common stock at $4.20 and $5.52 per share, respectively.  No valuation input adjustments were considered necessary relating to nonperformance risk for the embedded derivative based on our current forecast.  The valuation is classified as Level 3.

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At December 31, 2019, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  We are exposed to commodity price risk as we generally do not use derivative financial instruments to manage risks related to changes in prices of commodities. We periodically enter into contracts to purchase natural gas for anticipated production needs.  Generally, these contracts are considered normal purchases and sales because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2019, we did not have any natural gas derivatives not meeting the definition of a normal purchase and sale.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2019, we had no outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $17.9 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements as of December 31, 2019:

	Years ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Variable interest rate debt	$3,122	$3,335	$3,458	$8,010	$—	$—	$17,925
Weighted-average interest rate	6.79%	6.72%	6.57%	6.43%	—	—	6.57%
Fixed interest rate debt	$6,325	$4,263	$3,311	$439,481	$—	$—	$453,380
Weighted-average interest rate	9.56%	9.59%	9.61%	9.61%	—	—	9.61%

(1)	The variable and fixed interest rate debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2019.

At December 31, 2019 and 2018, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable).  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting.  This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 25, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2020.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-37

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

4.1(P)	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.1 to the Company’s Form 8-K filed October 19, 2018

4.6	Certificate of Correction to Certificate of Designations of the Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc.	Exhibit 4.1 to the Company’s Form 8-K filed November 2, 2018

4.7	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.8	Certificate of Designations of Series F-1 Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.2 to the Company’s Form 8-K filed October 19, 2018

4.9	Renewed Rights Agreement, dated as of December 2, 2008, between the Company and UMB Bank, n.a.	Exhibit 4.1 to the Company’s Form 8-K filed December 5, 2008

4.10	Amendment to Renewed Rights Agreement, dated December 3, 2008, between LSB Industries, Inc. and UMB Bank, n.a.	Exhibit 4.3 to the Company’s Form 8-K filed December 5, 2008

4.11	Amendment to Renewed Rights Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and UMB Bank, n.a., dated as of December 4, 2015	Exhibit 4.3 to the Company’s Form 8-K filed December 8, 2015

4.12	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

4.13	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.14

Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.15	Indenture, dated as of April 25, 2018, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed April 25, 2018

4.16	Form of 9.625% Senior Secured Notes due 2023 (included in Exhibit 4.1).	Exhibit 4.2 to the Company’s Form 8-K filed April 25, 2018

4.17(a)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Death Benefit Plan Agreement, dated April 1, 1981	Exhibit 10.2 to the Company’s Form 10-K filed March 31, 2006

10.2*	LSB Industries, Inc. Outside Directors Stock Purchase Plan, dated May 24, 1999	Exhibit 99.2 to the Company’s Form 8-K filed October 23, 2014

10.3*	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by First Amendment, effective June 5, 2014	Exhibit 99.3 to the Company’s Form 8-K filed June 11, 2014

10.4*	Form of Restricted Stock Agreement	Exhibit 10.3 to the Company’s Form 8-K filed January 8, 2016

10.5*	Form of Incentive Stock Option Agreement for 2008 Plan	Exhibit 10.8 to the Company’s Form 10-K filed February 29, 2016

10.6*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.7*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.8*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.9*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.10*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.11*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.12*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman	Exhibit 10.12 to the Company’s Form 10-K filed February 26, 2019

10.13*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman	Exhibit 10.4 to the Company’s Form 10-Q filed October 24, 2018

10.14*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.15*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015	Exhibit 10.17 to the Company’s Form 10-K filed February 29, 2016

10.16*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 7, 2016

10.17*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell	Exhibit 10.3 to the Company’s Form 10-Q filed October 24, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.18*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell	Exhibit 10.18 to the Company’s Form 10-K filed February 26, 2019
10.19*	General Release Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of January 14, 2019	Exhibit 10.19 to the Company’s Form 10-K filed February 26, 2019

10.20*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 7, 2016

10.21*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K filed February 29, 2016

10.22*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.5 to the Company’s Form 10-Q filed October 24, 2018

10.23*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.23 to the Company’s Form 10-K filed February 26, 2019

10.24*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.25*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K filed February 29, 2016

10.26*	Separation and Release Agreement by and between LSB Industries, Inc. and Tony M. Shelby, dated as of February 22, 2016	Exhibit 10.1 to the Company’s Form 8-K filed February 25, 2016

10.27*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2016

10.28*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of February 8, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 11, 2019

10.29*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.30*(a)	Employment Agreement, dated December 20, 2019 and to be effective not later than February 3, 2020, between LSB Industries, Inc. and John Burns

10.31*	Form of Retention Bonus Agreement	Exhibit 10.28 to the Company’s Form 10-K filed February 29, 2016

10.32

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

10.34

Indemnification Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule

Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.35	Nitric Acid Supply, Operating and Maintenance Agreement, dated October 23, 2008, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.1 to the Company’s Form 10-Q filed November 6, 2008

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30125, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.36	Second Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 16, 2010, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

Exhibit 10.2 to the Company’s Form 10-Q filed August 6, 2010

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #30124, DATED OCTOBER 4, 2013, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.37	Third Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated June 25, 2013, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Bayer MaterialScience LLC

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

10.39

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

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.40	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

Exhibit 10.49 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.41	Second Amendment to Ammonia Purchase and Sale Agreement Between Koch Fertilizer, LLC and El Dorado Chemical Company, dated as of September 30, 2019	Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2019 CERTAIN CONFIDENTIAL INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED.

10.42	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

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

10.44

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.45	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.46	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.47	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.48	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.49	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.50	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.51

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

10.52

Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

10.53

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

10.54

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

10.55

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.56

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

10.57

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

Exhibit 4.1 to the Company’s Form 8-K filed February 28, 2019

10.58	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.59	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016
10.60	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.61	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

10.62

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.63

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.64	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.65	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.66	Warrant to Purchase Common Stock issued by LSB Industries, Inc. to LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.2 to the Company’s Form 8-K filed December 8, 2015

10.67

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.68	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.69	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.70	Securities Exchange Agreement, dated as of October 18, 2018, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2018

10.71	Purchase and Sale Agreement dated May 11, 2017 between Zena Energy L.L.C and BKV Chelsea, LLC	Exhibit 10.1 to the Company’s Form 8-K filed May 11, 2017.

10.72*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.73

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.74

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith
(P)	Paper copy filed

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
February 25, 2020		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 25, 2020		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
February 25, 2020		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 25, 2020		Harold L. Rieker Jr., Vice President - Financial Reporting (Principal Accounting Officer)

Dated:	By:	/s/ Richard W. Roedel
February 25, 2020		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 25, 2020		Jonathan S. Bobb, Director

Dated:	By:	/s/ Jack E. Golsen
February 25, 2020		Jack E. Golsen, Chairman Emeritus

Dated:	By:	/s/ Barry H. Golsen
February 25, 2020		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 25, 2020		Kanna Kitamura, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 25, 2020		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 25, 2020		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 (Topic 842) and No. 2014-09 (Topic 606)

As discussed in Note 1 and Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the December 31, 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2016-02 Leases (Topic 842). Additionally, in the December 31, 2018 financial statements the Company changed its method of accounting for revenue due to the adoption of ASU 2014-09 Revenue from Contracts with Customers (Topic 606).

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

Oklahoma City, Oklahoma

February 25, 2020

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2019	2018
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$22,791	$26,048
Accounts receivable	40,203	67,043
Allowance for doubtful accounts	(261)	(351)
Accounts receivable, net	39,942	66,692
Inventories:
Finished goods	21,738	27,726
Raw materials	1,573	1,483
Total inventories	23,311	29,209
Supplies, prepaid items and other:
Prepaid insurance	11,837	10,924
Supplies	24,689	24,576
Other	8,303	8,964
Total supplies, prepaid items and other	44,829	44,464
Total current assets	130,873	166,413

Property, plant and equipment, net	936,474	974,248

Other assets:
Operating lease assets	15,330	—
Intangible and other assets, net	5,812	7,672
	21,142	7,672

	$1,088,489	$1,148,333

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2019	2018
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,477	$62,589
Short-term financing	9,929	8,577
Accrued and other liabilities	25,484	42,129
Current portion of long-term debt	9,410	12,518
Total current liabilities	103,300	125,813

Long-term debt, net	449,634	412,681

Noncurrent operating lease liabilities	11,404	—

Other noncurrent accrued and other liabilities	6,214	8,861

Deferred income taxes	35,717	56,612

Commitments and contingencies (Note 9)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $242,800,000 ($212,071,000 at December 31, 2018)	234,893	202,169
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,025,000 ($2,785,000 at December 31, 2018)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,252,000 ($1,192,000 at December 31, 2018)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued (31,283,210 shares at December 31, 2018)	3,128	3,128
Capital in excess of par value	196,833	198,482
Retained earnings	57,632	153,773
	260,593	358,383
Less treasury stock, at cost:
Common stock, 2,009,566 shares (2,438,305 shares at December 31, 2018)	13,266	16,186
Total stockholders' equity	247,327	342,197
	$1,088,489	$1,148,333

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017
	(In Thousands, Except Per Share Amounts)
Net sales	$365,070	$378,160	$427,504
Cost of sales	360,085	362,325	422,038
Gross profit	4,985	15,835	5,466

Selling, general and administrative expense	34,172	40,811	34,990

Other expense (income), net	9,904	(1,951)	4,567
Operating loss	(39,091)	(23,025)	(34,091)

Interest expense, net	46,389	43,064	37,267
Loss on extinguishment of debt	—	5,951	—
Non-operating other income, net	(1,139)	(1,554)	(306)

Loss from continuing operations before provision (benefit) for income taxes	(84,341)	(70,486)	(71,052)
Provision (benefit) for income taxes	(20,924)	1,740	(40,759)
Loss from continuing operations	(63,417)	(72,226)	(30,293)

Income from discontinued operations, net of taxes	—	—	1,076
Net loss	(63,417)	(72,226)	(29,217)

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	30,729	26,840	23,443
Accretion of Series E redeemable preferred stock	1,995	3,375	6,487
Net loss attributable to common stockholders	$(96,441)	$(102,741)	$(59,447)

Basic and dilutive income (loss) per common share:
Loss from continuing operations	$(3.44)	$(3.74)	$(2.22)
Income from discontinued operations, net of taxes	—	—	0.04
Net loss	$(3.44)	$(3.74)	$(2.18)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2016	31,281	(3,005)	$3,000	$3,128	$192,172	$314,301	$(20,088)	$492,513
Cumulative effect of change in accounting principle						1,060		1,060
Net loss						(29,217)		(29,217)
Dividend accrued on redeemable preferred stock						(23,443)		(23,443)
Accretion of redeemable preferred stock						(6,487)		(6,487)
Stock-based compensation					5,099			5,099
Issuance of restricted stock, net		317			(3,175)		1,814	(1,361)
Other		26			(140)		172	32
Balance at December 31, 2017	31,281	(2,662)	3,000	3,128	193,956	256,214	(18,102)	438,196
Net loss						(72,226)		(72,226)
Dividend accrued on redeemable preferred stock						(26,840)		(26,840)
Accretion of redeemable preferred stock						(3,375)		(3,375)
Stock-based compensation					8,358			8,358
Issuance of restricted stock, net		224			(3,852)		1,916	(1,936)
Other	2				20			20
Balance at December 31, 2018	31,283	(2,438)	3,000	3,128	198,482	153,773	(16,186)	342,197
Net loss						(63,417)		(63,417)
Dividend accrued on redeemable preferred stock						(30,729)		(30,729)
Accretion of redeemable preferred stock						(1,995)		(1,995)
Stock-based compensation					2,220			2,220
Issuance of restricted stock, net		428			(3,869)		2,920	(949)
Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(63,417)	$(72,226)	$(29,217)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Income from discontinued operations, net of taxes	—	—	(1,076)
Deferred income taxes	(20,895)	1,825	(40,445)
Charge on extinguishment of debt	—	5,951	—
Depreciation, depletion and amortization of property, plant and equipment	68,325	70,266	66,996
Amortization of intangible and other assets	1,249	2,361	2,147
Loss associated with assets held for sale	9,701	—	—
Loss (gain) on sales of businesses and other property and equipment	678	(1,637)	6,977
Stock-based compensation	2,220	8,358	5,213
Other	2,794	2,098	434
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	8,800	(2,167)	(6,321)
Inventories	6,092	(6,698)	56
Other supplies, prepaid items and other	(934)	564	(2,139)
Accounts payable	(7,987)	14,208	1,374
Accrued interest	586	(6,919)	(1)
Other current and noncurrent liabilities	(5,113)	1,638	(1,722)
Net cash provided by continuing operating activities	2,099	17,622	2,276

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(36,081)	(37,050)	(35,425)
Proceeds from sales of businesses and other property and equipment	61	6,660	23,841
Proceeds from property insurance recovery associated with property, plant and equipment	—	1,531	—
Net proceeds from sale of discontinued operations	—	2,730	—
Other investing activities	95	389	739
Net cash used by continuing investing activities	(35,925)	(25,740)	(10,845)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2019	2018	2017
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$5,000	$10,000	$—
Payments on revolving debt facility	(15,000)	—	—
Net proceeds from 9.625% senior secured notes	35,086	390,473	—
Payments on senior secured notes	—	(375,000)	—
Proceeds from other long-term debt	20,219	—	—
Payments on other long-term debt	(14,073)	(9,170)	(14,121)
Payments of debt-related costs, including extinguishment and modification costs	(1,065)	(10,974)	(90)
Proceeds from short-term financing	12,179	10,865	10,919
Payments on short-term financing	(10,828)	(10,872)	(11,479)
Payments of preferred stock modification costs	—	(2,777)	—
Proceeds from exercises of stock options	—	20	—
Taxes paid on equity awards	(949)	(2,018)	(1,361)
Net cash provided (used) by continuing financing activities	30,569	547	(16,132)
Cash flows of discontinued operations:
Net cash used by operating activities	—	—	(1,461)
Net cash used by financing activities	—	—	(236)
Net cash used by discontinued operations	—	—	(1,697)
Net decrease in cash and cash equivalents	(3,257)	(7,571)	(26,398)

Cash and cash equivalents at beginning of year	26,048	33,619	60,017
Cash and cash equivalents at end of year	$22,791	$26,048	$33,619

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

Sales to our customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Customer payments are generally due thirty to sixty days after the invoice date.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers.  Nine customers (including their affiliates) account for approximately 46% of our total net receivables at December 31, 2019.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material at December 31, 2019 and 2018.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”).  Leases meeting finance lease criteria (formerly classified as capital leases) are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred.  In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) are expensed as they are incurred.  All long-lived assets relate to domestic operations.

Fully depreciated assets are retained in PP&E and accumulated DD&A accounts until disposal.  When PP&E is retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated DD&A is removed from the accounts and any gain or loss is included in other income or expense.

For financial reporting purposes, depreciation of the costs of PP&E is primarily computed using the straight-line method over the estimated useful lives of the assets.  No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service.

In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.  During 2019, in conjunction with management’s review of our long-range strategy, development of the 2020 budget and the completion of the 2019 Turnarounds, certain non-core long-lived assets were identified and authorized to be sold. As a result, these assets were classified as assets held for sale.  Because the estimated costs to sell these assets (primarily to dismantle) exceeds the estimated fair values, the carrying amount of these assets were written down to a de minimis amount and a non-cash charge of approximately $9.7 million was recognized and classified as other expense. We expect these assets to be sold in 2020. At December 31, 2018, we had no long-lived assets classified as held for sale.

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value.  In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee, El Dorado or Pryor Facility).

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

Net sales to one customer, Koch Fertilizer LLC (“Koch Fertilizer”), represented approximately 11%, 13% and 10% of our total net sales for 2019, 2018 and 2017, respectively.  Net sales to one customer, Coffeyville Resources Nitrogen Fertilizer, LLC (“CVR”), represented approximately 11% of our total net sales for 2018.  Net sales to one customer, Covestro AG (“Covestro”), represented approximately 12% of our total net sales for 2017.

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

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued.  For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.  Forfeitures are accounted for as they occur.  Historically, we issue new shares of common stock upon the exercise of stock options, but treasury shares may be used.

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

Future revenues to be earned from the satisfaction of performance obligations will be recognized when control transfers as goods are loaded and weighed or services are performed over the remaining duration of our contracts.  Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 15 months at December 31, 2019.

Practical Expedients and Other Information

We have applied the following practical expedients:

•

to recognize revenue in the amount we have the right to invoice relating to certain services that are performed for customers and, not disclosing the value of unsatisfied performance obligations related to such services.

•	not disclosing the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
•	not adjusting the promised amount of consideration for the effects of a significant financing component if we expect the financing time period to be one year or less.
•	expense as incurred any incremental costs of obtaining a contract if the associated period of benefit is one year or less.

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

During 2017, we received notification from the State of Arkansas that incentive tax credits had been approved associated with certain capital expenditures associated with the El Dorado Facility’s expansion projects completed primarily in the fourth quarter of 2015 and the second quarter of 2016.  As a result, in 2017, we recognized a current and noncurrent receivable totaling approximately $8.1 million associated with these incentive tax credits with the offset reducing PP&E (covered by the tax credit) by approximately $7.4 million and the remaining balance of $0.7 million as a reduction to cost of sales (recovery of previously incurred depreciation expense related to the PP&E).  At December 31, 2019 and 2018, our incentive tax credits receivable totaled $2.3 million and $3.1 million, respectively.

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

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset.  We have the choice to offset or not, but that choice must be applied consistently.  A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract.  Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet.  We have chosen to present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation as there were no derivatives with fair values that were eligible to be offset as of December 31, 2019 and 2018.

Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1 - Valuations of contracts classified as Level 1 are based on quoted prices in active markets for identical contracts.  At December 31, 2019 and 2018, we did not have any contracts classified as Level 1.

Level 2 - Valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.  At December 31, 2019 and 2018, we did not have any significant contracts classified as Level 2.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Level 3 - Valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  See Note 10 for further discussion of our embedded derivative which is classified as Level 3.

At December 31, 2019 and 2018, we did not have any financial instruments with fair values significantly different from their carrying amounts (excluding issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

Segment Information - We operate in one principal business segment – our chemical business.

Recently Adopted Accounting Pronouncements

ASU 2016-02 and related ASUs – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the lease requirements in Topic 840, Leases. In addition, the FASB issued various other ASUs further amending lease accounting guidance (together “ASC 842”). On January 1, 2018, we adopted ASC 842 as discussed in Note 2.

Recently Issued Accounting Pronouncements

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers. The effective date of ASU 2019-12 is fiscal years (and interim periods within those fiscal years) beginning after Dec. 15, 2020. Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard.  We continue to evaluate the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Adoption of ASC 842 (continued)

Subsequent to adoption, we determine if an arrangement is a lease at inception.  Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments.  Lease expense is recognized on a straight-line basis over the lease term.  Currently, most of our leases are classified as operating leases under which we are the lessee and primarily relate to railcars, other equipment and office space.  In addition, our leases that are classified as finance leases (previously classified as capital leases) and other leases under which we are the lessor are not material. Most of our leases do not include options to extend or terminate the lease prior to the end of the term.  As of December 31, 2019, we have executed operating leases with lease terms greater than one year, totaling approximately $10.8 million that have not yet commenced.

2019
(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$7,270
Short-term lease cost	2,665
Other cost (1)	64
Total lease cost	$9,999
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$7,677
Operating cash flows from finance leases	16
Financing cash flows from finance leases	61
Cash paid for amounts included in the measurement of lease liabilities	$7,754

Right-of-use assets obtained in exchange for new operating lease liabilities	$5,967
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	4.6
Weighted-average remaining lease term - finance leases (in years)	3.8
Weighted-average discount rate - operating leases	8.70%
Weighted-average discount rate - finance leases	8.94%

(1)	Includes variable and finance lease costs.

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Operating Leases
(In thousands)
2020	$5,189
2021	3,951
2022	3,282
2023	2,969
2024	1,715
Thereafter	1,603
Total lease payments	18,709
Less imputed interest	(3,239)
Present value of lease liabilities	$15,470

Additionally, under Topic 840, expenses associated with our operating lease agreements, including month-to-month leases, were $10,235,000 in 2018 and $9,813,000 in 2017.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Income (loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2019	2018	2017
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(63,417)	$(72,226)	$(29,217)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(30,729)	(26,840)	(23,443)
Dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividend requirements on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(1,995)	(3,375)	(6,487)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(96,441)	$(102,741)	$(59,447)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,039,625	27,490,717	27,250,876

Basic and dilutive net income (loss) per common share:
Loss from continuing operations	$(3.44)	$(3.74)	$(2.22)
Income from discontinued operations, net of taxes	—	—	0.04
Net loss	$(3.44)	$(3.74)	$(2.18)

(1)	All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2019	2018	2017
Convertible preferred stocks	916,666	916,666	916,666
Restricted stock and stock units	832,103	1,183,622	1,187,525
Series E redeemable preferred stock - embedded derivative	303,646	303,646	303,646
Stock options	124,000	175,454	215,067
	2,176,415	2,579,388	2,622,904

4.  Property, Plant and Equipment

	Average	December 31,
	useful lives (1)	2019	2018
		(In Thousands)
Machinery, equipment and automotive	25	$1,204,695	$1,189,438
Buildings and improvements	26	38,810	39,032
Land improvements	34	8,223	8,076
Furniture, fixtures and store equipment	3	1,122	1,122
Construction in progress	N/A	31,575	28,753
Capital spare parts	N/A	24,245	28,945
Land	N/A	4,575	4,583
		1,313,245	1,299,949
Less accumulated depreciation and amortization		376,771	325,701
		$936,474	$974,248

(1)	Weighted average useful lives as of December 31, 2019.

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

5.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2019	2018
	(In Thousands)
Accrued interest	$7,091	$6,505
Accrued payroll and benefits (1)	5,385	7,259
Current portion of operating lease liabilities	4,066	—
Deferred revenue	3,443	5,216
Accrued death and other executive benefits	2,564	2,777
Series E redeemable preferred - embedded derivative	1,084	1,642
Accrued health and worker compensation insurance claims	966	1,107
Customer deposits	132	1,783
Accrued litigation settlement (See Note 9)	—	18,450
Other	6,967	6,251
	31,698	50,990
Less noncurrent portion	6,214	8,861
Current portion of accrued and other liabilities	$25,484	$42,129

(1)	At December 31, 2018, the amount includes certain severance benefits as discussed in Note 14.

6.  Asset Retirement Obligations

Currently, we have various legal requirements related to operations at our chemical facilities mainly for the disposal of wastewater generated at certain of these facilities.  At December 31, 2019 and 2018, our accrued liability for AROs was $100,000.  However, the facilities and some of the water related assets have an indeterminate life and as a result there is insufficient information to estimate the fair value for certain of our AROs.  We will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

7.  Long-Term Debt

	December 31,
	2019	2018
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.25% (A)	$—	$10,000
Senior Secured Notes due 2023 (B)	435,000	400,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	4,746	8,090
Secured Promissory Note due 2023, with a current interest rate of 6.03% (D)	12,705	14,685
Secured Financing due 2023, with an interest rate of 8.32% (E)	13,476	—
Secured Loan Agreement, with an interest rate of 8.76% (E)	5,219	—
Secured Promissory Note due 2019 (E)	—	7,165
Other	159	221
Unamortized discount, net of premium, and debt issuance costs	(12,261)	(14,962)
	459,044	425,199
Less current portion of long-term debt (F)	9,410	12,518
Long-term debt due after one year, net (F)	$449,634	$412,681

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Long-Term Debt (continued)

(A) As amended in February 2019, our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $75 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of standby letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At December 31, 2019, our available borrowings under our Working Capital Revolver Loan were approximately $42.1 million, based on our eligible collateral, less outstanding letters of credit. The maturity date of the Working Capital Revolver Loan is February 26, 2024.   The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of April 25, 2018 (the “Indenture”), by and among LSB, the subsidiary guarantors named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent (the “Notes Trustee”). The Notes were issued at a price equal to 99.509% of their face value.

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

As it relates to the issuance of the Notes in April 2018, a portion of the net proceeds from the Notes were used to purchase/redeem the $375 million aggregate principal amount of senior secured notes scheduled to mature in 2019.  The remaining net proceeds were primarily used to pay related transaction fees and expenses, redemption premiums, and accrued interest on the senior secured notes purchased/redeemed.

A portion of this transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $15.2 million of the fees/redemption premiums/discount was deferred and included in discount and debt issuance costs and approximately $0.9 million of fees were expensed, as incurred, and are included in interest expense in 2018. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million in 2018, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the senior secured notes.

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

Interest on the Senior Secured Notes accrues at a rate of 9.625% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year.

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

(C) EDC is party to a secured promissory note due in March 2021. Principal and interest are payable in monthly installments.

(D) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023. Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.

(E) On May 28, 2019, EDC entered into a $15 million secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”). Beginning in June 2019, principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due on June 1, 2023. This financing arrangement is secured by the cogeneration facility equipment and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in June 2019.

During 2019, EDC entered into a secured loan agreement with an affiliate of LSB Funding. Under the terms of the agreement, EDC has up to $7.5 million of available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period), subject to certain conditions. During the Interim Loan Period, interest only is payable in monthly installments. The Interim Loan will be replaced by a term loan in 2020. Principal and interest will be payable in 60 equal monthly installments under the term loan.

(F) Maturities of long-term debt for each of the five years after December 31, 2019 are as follows (in thousands):

2020	$9,447
2021	7,598
2022	6,769
2023	447,491
2024	—
Thereafter	—
Less: Discount, net of premium, and debt issuance costs	12,261
$459,044

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Provision (benefit) for income taxes from continuing operations are as follows:

	2019	2018	2017
	(In Thousands)
Current:
Federal	$—	$11	$67
State	(29)	(96)	(381)
Total Current	$(29)	$(85)	$(314)

Deferred:
Federal	$(14,739)	$1,415	$(50,084)
State	(6,156)	410	9,639
Total Deferred	$(20,895)	$1,825	$(40,445)
Provision (benefit) for income taxes	$(20,924)	$1,740	$(40,759)

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current benefit for state income taxes includes regular state income tax and provisions for uncertain income tax positions, and other similar adjustments.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2019, our gross amount of tax credits available to offset state income taxes was not material.  Most of these tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $8.1 million.  These credits carryforward for 20 years and begin expiring in 2034.  The current year deferred benefit is primarily due to changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted during 2019 and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities.

We utilized approximately $3.4 million, which includes the impact of changes in tax law, of state NOL carryforwards to reduce tax liabilities in 2018 (minimal in 2019 and none in 2017).  At December 31, 2019, we have remaining federal and state tax NOL carryforwards of $611.0 million and $734.9 million, respectively.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards began expiring in 2019.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of the recent financing activities and our results of operations.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and the valuation allowance recorded for 2019 is approximately $2.7 million.  For 2019, 2018 and 2017, we determined it was more-likely-than-not that approximately $698.4 million, $608.9 million and $536.0 million, respectively, of the state deferred tax assets would not be able to be utilized before expiration and a valuation allowance was maintained for the deferred tax assets associated with these carryforwards, net of federal benefit, of approximately $34.2 million and $31.0 million at December 31, 2019 and 2018, respectively.  This includes a reversal of approximately $2.3 million of valuation allowance related to tax law changes in 2018.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2019	2018
	(In Thousands)

Deferred compensation	$2,073	$2,637
Other accrued liabilities	1,051	1,579
Interest expense carryforward	23,164	11,267
Net operating loss	163,750	154,914
Other	14,994	12,581
Less valuation allowance on deferred tax assets	(51,589)	(45,625)
Total deferred tax assets	$153,443	$137,353

Property, plant and equipment	(182,572)	(191,369)
Prepaid and other insurance reserves	(6,588)	(2,596)
Total deferred tax liabilities	$(189,160)	$(193,965)

Net deferred tax liabilities	$(35,717)	$(56,612)

All of our loss before taxes relates to domestic operations.  Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Loss from continuing operations before provision (benefit) for income taxes”.

	2019	2018	2017
	(In Thousands)
Benefit for income taxes at federal statutory rate	$(17,712)	$(14,802)	$(24,868)
State current and deferred income tax benefit	(5,282)	(4,089)	(2,699)
Valuation allowance - Federal	2,739	14,604	—
Valuation allowance - State	2,961	4,112	7,651
State tax law changes	(4,388)	—	—
Tax reform	—	—	(22,988)
Other	758	1,915	2,145
Provision (benefit) for income taxes	$(20,924)	$1,740	$(40,759)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2019	2018	2017
	(In Thousands)
Balance at beginning of year	$577	$618	$657
Additions based on tax positions related to the current year	—	—	11
Reductions for tax positions of prior years	(58)	(41)	(50)
Balance at end of year	$519	$577	$618

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant effect on our results of operations or financial condition.  For 2019, 2018, and 2017, if recognized, the effect on the effective tax rate from unrecognized tax benefits would be insignificant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes (continued)

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  We recognized $0.1 million of interest and penalties associated with unrecognized tax benefits in 2017 (minimal amounts in 2019 and 2018).  At December 31, 2019 and 2018, approximately $0.3 million and $0.2 million, respectively is accrued for interest and penalties.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2016-2019 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During 2018, the IRS concluded their examination of our 2015 tax return and there are no changes to our financial position, results of operations or cash flow resulting from the audit.

9.  Commitments and Contingencies

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

UAN supply agreement – The Pryor Chemical Company (“PCC”) is party to an agreement with CVR.  CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations.   If CVR fails to take delivery of certain tons, PCC pursuant to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction.  The current term of the agreement expires in May 2020, but includes automatic renewals for one or more additional one-year terms unless terminated by either party. However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

Ammonia supply agreement – EDC is party to an agreement, as amended, with Koch Fertilizer under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) a portion that is in excess of EDC’s needs as defined.  As amended, the term of the agreement expires in June 2022 but automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

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

Natural Gas Purchase and Other Commitments – Certain of our subsidiaries are parties to contracts to purchase natural gas for anticipated production needs at certain of our facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2019, our natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included volume purchase commitments with fixed costs of approximately 7.0 million MMBtus of natural gas.  These contracts extend through December 2020 at a weighted-average cost of $2.23 per MMBtu ($15.7 million) and a weighted-average market value of $2.06 per MMBtu ($14.5 million).

In addition, we had standby letters of credit outstanding of approximately $2.8 million at December 31, 2019.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater.  EDC is contractually obligated to pay a portion of the operating costs of the pipeline, which portion is estimated to be $100,000 to $150,000 annually.  The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2019, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2020.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

Employment and Severance Agreements - We have employment and severance agreements with several of our officers.  The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements.  In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $8.3 million at December 31, 2019. Also see Note 14-Related Party Transactions.

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

As of December 31, 2019, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 6 – Asset Retirement Obligations.

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

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contained more restrictive discharge limits than the previous 2004 permit. In August 2017, ADEQ issued a final NPDES permit with new dissolved mineral limits.  EDC filed an appeal in September 2017 and a Permit Appeal Resolution (“PAR”) was signed in July 2018.  EDC is in compliance with the revised permit limits agreed upon in the PAR.

In November 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.  The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  In February 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report in August 2019.

No liability has been established at December 31, 2019, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  These settlements have been paid by the insurer as of December 31, 2019.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of December 31, 2019, no liability reserve has been established in connection with this matter.

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

In October 2018, LSB entered into a preliminary, binding term sheet to settle Dennis Wilson vs. LSB Industries, Inc., et al., which was subject to approval by the court. On January 17, 2019, the parties entered into a Stipulation and Agreement of Settlement (the “Wilson Settlement Agreement”), pursuant to which the settlement amount of approximately $18.5 million was paid in March by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, a release of all claims.  On May 23, 2019, one request for exclusion from the settlement class was made. On June 28, 2019, the court held a settlement hearing and entered a Judgement Approving Class Action Settlement, which includes a provision whereby the party requesting exclusion may withdraw its exclusion from the settlement and file by July 23, 2019 to rejoin the class.  On July 23, 2019, LSB reached a preliminary settlement and the requesting party withdrew its request for exclusion from the class.  Subsequently, during the third quarter of 2019, this additional settlement was executed, and the settlement amount was paid to the requesting party by our insurers on behalf of LSB and certain current and former officers in exchange for, among other things, an appropriate release of claims.  As a result, no liability in relation to this matter remains outstanding as of December 31, 2019.

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

Except for the invoices totaling approximately $3.5 million that were not approved by Leidos for payment that are included in our accounts payable, no liability has been established in connection with the claims asserted by Global.  On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried to the Court during the fall of 2018.  The Court took the matter under advisement, will consider the evidence and render judgment.  LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  Trial is scheduled for Part (2) of the matter in March of 2020.

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

During 2018, in connection with the issuance and sale of the Notes as discussed in Note 7, we entered into a letter agreement with the holder of our Series E Redeemable Preferred. The letter agreement extended the date upon which the holder of the Series E Redeemable Preferred has the right to elect to redeem the Series E Redeemable Preferred shares from August 2, 2019 to October 25, 2023. The letter agreement also provided for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred as described above. To reflect the changes stated in the letter agreement, we subsequently entered into a securities exchange agreement by and between LSB and the holder and entered into the Certificate of Designations setting forth the rights, preferences, privileges and restrictions currently applicable to the Series E Redeemable Preferred and Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series E COD” and “Series F COD”).  The Series E COD authorizes 139,768 shares of Series E Redeemable Preferred, which is the number of shares outstanding at December 31, 2019 and 2018.

The transaction associated with the letter agreement was determined to be a non-substantial modification.  As a result, a fee of approximately $2.8 million paid to the holder was deferred (reducing the Series E Redeemable Preferred balance) and will be periodically accreted using the interest method through October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which was bifurcated from the Series E Redeemable Preferred based on the estimated fair value of approximately $0.3 million at the time of bifurcation.

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

Generally, the holders of the Series E Redeemable Preferred Shares (the “Series E Holders”) will not have any voting rights or powers, and consent of the Series E Holders will not be required for taking of any action by us. However, the Series E Holders’ consent is required for:

•	amendments to increase or decrease the authorized amount of Series E Redeemable Preferred,
•	the creation or increase of any shares of any class or series of capital stock of LSB ranking pari passu with or senior to the Series E Redeemable Preferred, or
•	any amendment that adversely affect the powers, preferences or special rights of the Series E Redeemable Preferred.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Redeemable Preferred Stocks (continued)

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

The Series E Redeemable Preferred is redeemable outside of our control and is therefore classified as temporary/mezzanine equity.  As a result of an analysis performed on the embedded derivatives within the Series E Redeemable Preferred, certain contingent redemption features were determined to not be clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting.  Therefore, these redemption features and participation rights value are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series E Redeemable Preferred and recorded as a liability as discussed below under Embedded Derivative.

Series F Redeemable Preferred

The Series F COD authorizes one (1) shares of Series F Redeemable Preferred.

As of December 31, 2019, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

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

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2018	139,768	$202,169	1	$—
Accretion relating to liquidation preference on preferred stock	—	1,067	—	—
Accretion for discount and issuance costs on preferred stock	—	928	—	—
Accumulated dividends	—	30,729	—	—
Balance at December 31, 2019	139,768	$234,893	1	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Redeemable Preferred Stocks (continued)

Embedded Derivative

Certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At December 31, 2019 and 2018, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023. For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at December 31, 2019 and 2018, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $4.20 and $5.52 per share, respectively.

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

At December 31, 2019 and 2018, the fair value of the embedded derivative was $1.1 million and $1.6 million, respectively, and are included in our noncurrent accrued and other liabilities. Due to the change in fair value of the embedded derivative, we recognized an unrealized gain of approximately $0.5 million and approximately $1.2 million in 2019 and 2018, respectively (a minimal unrealized loss in 2017). These unrealized gains and losses are included in non-operating income and expense.

11.  Stockholders’ Equity

2016 Long Term Incentive Plan – During 2016, our Board adopted our 2016 Long Term Incentive Plan (the “2016 Plan”), which plan was approved by our shareholders at our annual meeting of shareholders held on June 2, 2016.  The effective date of the 2016 Plan is April 19, 2016 and no awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date.

In addition, no further awards will be granted under our 2008 Incentive Stock Plan (the “2008 Plan”) on or after the effective date of the 2016 Plan.  Any awards that remain outstanding under the 2008 Plan will continue to be governed by the respective plan’s terms and the terms of the specific award agreement, as applicable.

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

11.  Stockholders’ Equity (continued)

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

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2019
	2016 Plan	2008 Plan
Maximum number of securities for issuance	2,750,000
Number of awards available to be granted (1)	1,285,922
Number of unvested restricted stock/performance-based restricted stock/restricted stock units outstanding	925,851	—
Number of options outstanding	—	124,000
Number of options exercisable	—	111,750
.

(1)	Includes 2008 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan after the effective date of the 2016 Plan.

Restricted Stock and Restricted Stock Units – During 2019, 2018, and 2017, the Committee approved various grants under the 2016 Plan of shares of restricted stock to certain executives and employees.  Most of these shares vest at the end of each one-year period at the rate of one-third per year for three years while a portion of these grants vest 100% at the end of three years.  The unvested restricted shares carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.  The unvested shares carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.

On December 31, 2019, the Committee approved the grant of 275,119 shares of performance-based restricted stock (“PBRS”) to certain executives. However, key information to finalize the performance targets and range of vesting shares are based on projections, which required approval from the Board.  As the approval was obtained in February 2020, the grant date for financial reporting purposes is February 2020.  Therefore, these PBRS shares are not reflected in the information below.

On December 30, 2018, the Committee approved the grant of 210,602 shares of PBRS to certain executives. Key information to finalize the performance targets and range of vesting shares was approved by the Board during January 2019, which is the grant date for financial reporting purposes.  The terms of this PBRS grant are discussed below and these PBRS shares are reflected in the 2019 information below.

During 2019, 2018, and 2017, the Committee approved the grant of shares of restricted stock units (“RSU”) to our non-employee directors for payment of a portion of their director fees under the 2016 Plan.  Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable.  Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the third anniversary of the grant date, or (iii) the occurrence of a change of control as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value was recognized as stock-based compensation expense (SG&A) on the grant date in 2019, 2018, and 2017.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

A summary of restricted stock activity during 2019 is presented below:

	Restricted Stock		Performance-Based Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted stock outstanding at beginning of year	739,465	$7.79	—	$—	68,334	$8.23
Granted	285,956	$4.28	221,439	$7.26	31,833	$5.89
Vested	(407,349)	$8.27	—	$—	(13,827)	$13.56
Cancelled or forfeited	—	$—	—	$—	—	$—
Unvested restricted stock outstanding at end of year	618,072	$5.42	221,439	$7.26	86,340	$6.51

	Restricted Stock
	2019	2018	2017
Shares of restricted stock granted	285,956	369,350	469,465
Total fair value of restricted stock granted	$1,223,000	$2,019,000	$4,277,000
Weighted-average fair value per restricted stock granted during year	$4.28	$5.47	$9.11
Stock-based compensation expense - Cost of sales	$255,000	$385,000	$312,000
Stock-based compensation expense - SG&A (1)	$1,263,000	$7,574,000	$3,987,000
Income tax benefit	$(374,000)	$(398,000)	$(1,659,000)
Total weighted-average remaining vesting period in years	2.18	1.78	1.95
Total fair value of restricted stock vested during the year	$3,371,000	$7,355,000	$3,124,000

Performance-Based Restricted Stock
2019 (2)
Shares of PBRS granted	221,439
Total fair value of PBRS granted	$1,608,000
Weighted-average fair value per PBRS granted during year	$7.26
Stock-based compensation expense - Cost of sales	$53,000
Stock-based compensation expense - SG&A	$290,000
Income tax benefit	$(84,000)
Total weighted-average remaining vesting period in years	1.85
Total fair value of PBRS vested during the year	$-

	Restricted Stock Units
	2019	2018	2017
Shares of RSU granted	31,833	35,511	37,992
Total fair value of RSU granted	$187,000	$187,000	$375,000
Weighted-average fair value per RSU granted during year	$5.89	$5.28	$9.87
Stock-based compensation expense - SG&A	$187,000	$187,000	$375,000
Income tax benefit	$(46,000)	$(34,000)	$(115,000)
Total weighted-average remaining vesting period in years	1.57	1.75	3.05
Total fair value of RSU vested during the year	$187,000	$125,000	$250,000

(1)	As it relates to 2018, see Note 14-Related Party Transactions.
(2)

The PBRS restricted stock grants are tied to our free cash flow, fixed costs per ton of ammonia measured annually over a three-year period and modified based on our ranking relative to total stockholder return (share price appreciation plus dividends reinvested) (“TSR”) versus the companies in our 2019 peer group (“Peer Group”) over a three-year measurement period. The actual number of shares that will vest at the end of the third year will be based on our performance against the metrics set in the award. The threshold performance for free cash flow is 70% and for fixed costs per ton of ammonia is 50% of the targeted improvement with a maximum for each of 120% of target. The TSR modifier will adjust the overall actual performance up or down by as much as 25% based on the our TSR versus the Peer Group average TSR. We estimate the fair value of each PBRS on the date of grant using a Monte Carlo simulation.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

Stock Options – No stock options have been granted under the 2016 Plan during 2019, 2018 or 2017.  As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant and vest at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options will vest at the end of the sixth year.  The fair value for of the stock options granted under the 2008 Plan were estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

A summary of stock option activity in 2019 is presented below:

	2019
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	124,000	$33.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at end of year	124,000	$33.86
Exercisable at end of year	111,750	$33.91

	2019	2018	2017
Stock-based compensation expense - Cost of sales	$122,000	$141,000	$317,000
Stock-based compensation expense - SG&A	$50,000	$71,000	$108,000
Income tax benefit	$(42,000)	$(54,000)	$(164,000)
Total intrinsic value of options exercised during the year	$—	$—	$—
Total fair value of options vested during the year	$169,000	$169,000	$451,000
Total intrinsic value of options outstanding at end of year	$—	$—	$16,000
Total intrinsic value of options exercisable at end of year	$—	$—	$16,000
Total weighted-average remaining vesting period in years	0.49	1.05	1.53
Total weighted-average remaining contractual life period in years (options outstanding)	3.61	4.61	5.10
Total weighted-average remaining contractual life period in years (options exercisable)	3.47	4.31	4.44

Stock-based Compensation Expense Not Yet Recognized – At December 31, 2019, the total stock-based compensation expense not yet recognized is $3,378,000, relating to all forms of non-vested restricted stocks and stock options, which we will be amortizing (subject to adjustments for actual forfeitures) through the respective remaining vesting periods through December 2022.

Other – As of December 31, 2019, we have reserved 1.4 million shares of common stock issuable upon potential conversion of preferred stocks and equity awards pursuant to their respective terms.

12.  Non-Redeemable Preferred Stock

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

See discussions concerning dividends on the Series B and D Preferred in Note 14 – Related Party Transactions.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

12.  Non-Redeemable Preferred Stock (continued)

Other – At December 31, 2019, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,860,000 shares of no-par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

13.  Executive Benefit Agreement, Employee Savings Plans and Collective Bargaining Agreements

We are party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen, who retired as discussed in Note 14-Related Party Transactions.

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

The following table includes information about these agreements:

	December 31,
	2019	2018
	(In Thousands)
Total undiscounted death benefit	$2,500	$2,500
Total accrued death benefit	$2,564	$2,585

Costs associated with these death benefits were not material for 2019, 2018 and 2017.

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

The following table summarizes certain information about these life insurance policies.

	December 31,
	2019	2018
	(In Thousands)
Total face value of life insurance policies	$4,500	$4,500

Total cash surrender values of life insurance policies	$1,727	$1,656
Loans on cash surrender values	(1,629)	(1,559)
Net cash surrender values	$98	$97

	2019	2018	2017
	(In Thousands)
Cost of life insurance premiums	$215	$54	$14
Decreases (increases) in cash surrender values	(70)	149	162
Net cost of life insurance premiums included in SG&A	$145	$203	$176

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  Beginning in January 2019, we began matching 50% of an employee’s contribution, up to 6%, for substantially all full-time employees. Prior to 2019, we did not contribute to this plan except for certain employees. The amounts contributed to this plan were not material for 2019, 2018 and 2017.

Collective Bargaining Agreements - As of December 31, 2019, we employed 593 persons, 162 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2021 through November 2022.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Related Party Transactions

During 2019, we entered into two separate financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E) of Note 7, which transactions included debt issuance costs totaling approximately $0.1 million paid to this affiliate.  In June 2019, we incurred a consent fee of approximately $0.3 million from LSB Funding associated with the issuance of the New Notes discussed in footnote (B) of Note 7.  Also, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 10.  During 2018, we sold $50.0 million and $0.5 million principal amount of notes to an affiliate of Security Benefit Corporation (“SBC”) and Daniel D. Greenwell, respectively, associated with the issuance and sale of the Notes discussed in footnote (B) of Note 7. As discussed in Note 10, we paid a fee of $2.7 million to an affiliate of SBC relating to the letter agreement amending the terms of the Series E Redeemable Preferred.  As discussed in Note 10, all outstanding shares of the Series E and Series F Redeemable Preferred are held by this affiliate. Pursuant to the terms of the Board Representation and Standstill Agreement, our Board includes two directors that are employees of SBC and affiliates. During 2019, 2018 and 2017, we incurred director fees associated with these directors totaling approximately $0.3 million for each respective year.

Effective December 30, 2018, Daniel D. Greenwell elected not to enter into a new employment agreement and resigned from the Board and his roles as Chairman and our Chief Executive Officer.  Subject to the execution of a release agreement, which was executed in January 2019, Mr. Greenwell was entitled to certain severance benefits pursuant to the terms of his employment agreement. At December 31, 2018, our accrued and other liabilities included approximately $2.8 million relating primarily to severance benefits owed to Mr. Greenwell.  In addition, approximately $2.7 million of share-based compensation was incurred in 2018 due to the accelerated vesting of 312,369 shares of restricted stock.

No dividends were declared during 2019, 2018 and 2017.  At December 31, 2019, accumulated dividends on the Series B and Series D Preferred totaled approximately $1.3 million.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders.

During 2019, 2018 and 2017, we incurred director fees associated with Barry H. Golsen totaling approximately $0.1 million for each respective year.

As the result of Jack E. Golsen (“J. Golsen”) informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its current term expiring on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms his employment agreement, delivered a notice of non-renewal to J. Golsen. J. Golsen remains a member of the Board and, following the Retirement Date, has the title of Chairman Emeritus.

During 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that commenced on January 1, 2018 and ends upon the earlier of his death or a change in control as defined in the Transition Agreement.  During the term, J. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses.  In accordance with the terms of the Transition Agreement, we will also reimburse J. Golsen for his cost of certain medical insurance coverage until his death.  Effective as of the Retirement Date, the previous existing severance agreement with J. Golsen was terminated.  In consideration for his services, including as Chairman Emeritus, we will pay J. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control that occurs prior to his death.

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

During 2016, we entered into a consulting agreement with Steven J. Golsen (“S. Golsen”), son of J. Golsen and former employee and President and Chief Operating Officer of our former climate control business.  Pursuant to the terms of the agreement, S. Golsen provided services relating to the sale of the climate control business and subsequent services to improve the transition process from LSB to NIBE Industrier AB (publ).  The total consulting fee was approximately $0.4 million and the term of the agreement was for 2 years through May 2018.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2019	2018	2017
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$42,184	$35,719	$34,274
Income taxes, net	$(65)	$(1,138)	$(674)

Noncash investing and financing activities:
Incentive tax credit receivable associated with property, plant and equipment	$—	$—	$8,125
Supplies and accounts payable associated with additions of property, plant and equipment	$18,350	$16,484	$17,105
Dividend accrued on Series E Redeemable Preferred	$30,729	$26,840	$23,443
Accretion of Series E Redeemable Preferred	$1,995	$3,375	$6,487

16. Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2019	2018	2017(a)
	(Dollars In Thousands)
Net sales:
Agricultural products	$187,641	$187,164	$184,054
Industrial acids and other chemical products	139,643	148,598	196,029
Mining products	37,786	42,398	38,854
Other products	—	—	8,567
Total net sales	$365,070	$378,160	$427,504

(a)	Upon adoption of ASC 606, nets sales have not been adjusted under the modified retrospective method.

Other Information

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $3.6 million and $7.0 million of contract liabilities as of December 31, 2019 and 2018, respectively.  During 2019, revenues of $3.5 million were recognized and included in the balance at the beginning of the period.

17.  Discontinued Operations

During 2016, LSB completed the sale of all the stock of Climate Control Group Inc. (an indirect subsidiary that conducted LSB’s former climate control business) pursuant to the terms of the stock purchase agreement.  Additionally, pursuant to the stock purchase agreement, we agreed to have a certain portion of the purchase price proceeds deposited in an indemnity escrow account.  In 2018, we received approximately $ 2.7 million representing an indemnity escrow balance. For 2017, we recognized income from discontinued operations of $1.1 million, net of income taxes of $1.5 million.  For 2017, cash flow information of discontinued operations included deferred income taxes of $2.5 million.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2019 and 2018 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2019
Net sales	$94,152	$121,527	$75,495	$73,896
Gross profit (loss) (1)	$7,318	$19,677	$(9,733)	$(12,277)
Net income (loss) (1) (2)	$(11,540)	$6,631	$(30,794)	$(27,714)
Net loss attributable to common stockholders	$(19,367)	$(1,530)	$(39,133)	$(36,411)

Basic and dilutive loss per common share	$(0.69)	$(0.05)	$(1.39)	$(1.30)

2018
Net sales	$100,450	$103,199	$79,781	$94,730
Gross profit (loss) (1)	$10,093	$3,073	$(9,742)	$12,411
Net loss (1) (2)	$(5,591)	$(27,506)	$(26,084)	$(13,045)
Net loss attributable to common stockholders	$(13,603)	$(35,011)	$(33,422)	$(20,705)

Basic and dilutive loss per common share	$(0.49)	$(1.27)	$(1.22)	$(0.75)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and net income (loss):

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Turnaround expense: (A)
2019	$—	$(604)	$(7,232)	$(5,374)

2018	$(302)	$(1,412)	$(7,939)	$(115)

Recovery from a settlement with a vendor
2018	$—	$—	$—	$4,419

(2)	The following income (expense) items impacted net income (loss):

Charge associated with assets held for sale
2019	$—	$—	$—	$(9,701)

Loss on extinguishment of debt
2018	$—	$—	$(5,951)	$—

Severance benefits and accelerated stock-based compensation
2018	$—	$—	$—	$(5,300)

Benefit (provision) for income taxes:
2019 (B)	$(400)	$5,733	$483	$15,108

2018	$922	$(4,324)	$2,426	$(764)

(A)	Turnaround expenses do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.
(B)

The deferred tax benefit for the three-month period ended December 31, 2019 is primarily due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2019, 2018, and 2017

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2019	$351	$175	$265	$261

2018	$303	$124	$76	$351

2017	$357	$(54)	$—	$303

Deferred tax assets - valuation allowance:
2019	$45,626	$8,279	$2,316	$51,589

2018	$26,920	$21,042	$2,336	$45,626

2017	$13,128	$13,792	$—	$26,920

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.