Form 10-Q
period 2020-03-31
LSB INDUSTRIES INC
filed 2020-05-07
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 29,303,216 shares as of May 1, 2020.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2020 is unaudited)

	March 31,	December 31,
	2020	2019
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$37,483	$22,791
Accounts receivable	51,060	40,203
Allowance for doubtful accounts	(328)	(261)
Accounts receivable, net	50,732	39,942
Inventories:
Finished goods	24,632	21,738
Raw materials	1,671	1,573
Total inventories	26,303	23,311
Supplies, prepaid items and other:
Prepaid insurance	8,722	11,837
Supplies	25,162	24,689
Other	8,833	8,303
Total supplies, prepaid items and other	42,717	44,829
Total current assets	157,235	130,873

Property, plant and equipment, net	928,393	936,474

Other assets:
Operating lease assets	19,149	15,330
Intangible and other assets, net	5,374	5,812
	24,523	21,142

	$1,110,151	$1,088,489

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2020 is unaudited)

	March 31,	December 31,
	2020	2019
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,010	$58,477
Short-term financing	6,893	9,929
Accrued and other liabilities	40,544	25,484
Current portion of long-term debt	9,665	9,410
Total current liabilities	111,112	103,300

Long-term debt, net	480,837	449,634

Noncurrent operating lease liabilities	14,506	11,404

Other noncurrent accrued and other liabilities	5,154	6,214

Deferred income taxes	35,343	35,717

Commitments and contingencies (Note 5)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $251,108,000 ($242,800,000 at December 31, 2019)	243,704	234,893
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,085,000 ($3,025,000 at December 31, 2019)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,267,000 ($1,252,000 at December 31, 2019)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	196,972	196,833
Retained earnings	29,369	57,632
	232,469	260,593
Less treasury stock, at cost:
Common stock, 1,979,994 shares (2,009,566 shares at December 31, 2019)	12,974	13,266
Total stockholders' equity	219,495	247,327
	$1,110,151	$1,088,489

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands, Except Per Share Amounts)
Net sales	$83,411	$94,152
Cost of sales	80,860	86,834
Gross profit	2,551	7,318

Selling, general and administrative expense	10,006	7,224
Other expense (income), net	(468)	23
Operating income (loss)	(6,987)	71

Interest expense, net	13,479	10,987
Non-operating other expense (income), net	(675)	224
Loss before provision (benefit) for income taxes	(19,791)	(11,140)
Provision (benefit) for income taxes	(339)	400
Net loss	(19,452)	(11,540)

Dividends on convertible preferred stocks	75	75
Dividends on Series E redeemable preferred stock	8,307	7,256
Accretion of Series E redeemable preferred stock	504	496
Net loss attributable to common stockholders	$(28,338)	$(19,367)

Basic and dilutive net loss per common share	$(1.01)	$(0.69)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other		30			(356)		292	(64)
Balance at March 31, 2020	31,283	(1,980)	3,000	3,128	196,972	29,369	(12,974)	219,495

Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	3,000	3,128	198,950	134,481	(16,732)	322,827

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Cash flows from operating activities
Net loss	$(19,452)	$(11,540)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income taxes	(374)	445
Depreciation and amortization of property, plant and equipment	17,592	16,826
Amortization of intangible and other assets	315	313
Other	1,373	2,098
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(7,512)	2,543
Inventories	(2,996)	(3,393)
Prepaid insurance	3,115	2,991
Accounts payable	(3,171)	(10,480)
Accrued interest	11,805	9,659
Other assets and other liabilities	(2,873)	(2,401)
Net cash provided (used) by operating activities	(2,178)	7,061

Cash flows from investing activities
Expenditures for property, plant and equipment	(10,737)	(7,115)
Other investing activities	179	9
Net cash used by investing activities	(10,558)	(7,106)

Cash flows from financing activities
Proceeds from revolving debt facility	30,000	—
Proceeds from other long-term debt	2,570	795
Payments on other long-term debt	(2,042)	(1,610)
Payments on short-term financing	(3,036)	(2,714)
Taxes paid on equity awards	(64)	(690)
Other financing activities	—	(79)
Net cash provided (used) by financing activities	27,428	(4,298)

Net increase (decrease) in cash and cash equivalents	14,692	(4,343)

Cash and cash equivalents at beginning of period	22,791	26,048
Cash and cash equivalents at end of period	$37,483	$21,705

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020.

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2019 Form 10-K.

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

Income tax benefits associated with amounts that are deductible for income tax purposes are recorded through the statement of operations.  These benefits are principally generated from exercises of restricted stock.  We reduce income tax expense for investment tax credits in the period the credit arises and is earned.

See Note 7 regarding the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

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

Level 2 - Valuations of contracts classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts

Level 3 - Valuations of assets and liabilities classified as Level 3 are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement

Revenue Recognition

We determine revenue recognition through the following steps:

•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when, or as, we satisfy a performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account.  A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.  Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which we expect to be entitled.  Generally, control is transferred when the preparation for shipment of the product to a customer has been completed.  Most of our contracts contain a single performance obligation with the promise to transfer a specific product.

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

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity.  These contract prices are often based on commodity indexes (such as NYMEX natural gas index) published monthly and the contract quantities are typically based on estimated ranges.  The quantities become fixed and determinable over a period of time as each sale order is received from the customer.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

The nature of our contracts also gives rise to other types of variable consideration, including volume discounts and rebates, make-whole provisions, other pricing concessions, and short-fall charges.  We estimate these amounts based on the expected amount to be provided to customers, which result in a transaction price adjustment reducing revenue (net sales) with the offset increasing contract or refund liabilities.  These estimates are based on historical experience, anticipated performance, and our best judgment at the time.  We reassess these estimates on a quarterly basis.

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

Recently Issued Accounting Pronouncements

ASU 2020-04 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR that are expected to be discontinued.  This ASU provides exceptions and optional expedients for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates to be discontinued as a result of reference rate reform.  They do not apply to modifications made or hedges entered into or evaluated after December 31, 2022, unless the hedging relationships existed as of that date and optional expedients for them were elected and retained through the end of the hedging relationship.  This ASU became effective upon issuance.  We continue to evaluate the effect of this ASU and plan to utilize this relief for our debt agreement that include LIBOR rates.

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which affects general principles within Topic 740, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers.  The effective date of ASU 2019-12 is fiscal years (and interim periods within those fiscal years) beginning after December 15, 2020.  Early adoption is permitted but requires simultaneous adoption of all provisions of the new standard.  We continue to evaluate the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Loss Per Common Share

	Three Months Ended
	March 31,
	2020	2019
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(19,452)	$(11,540)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(8,307)	(7,256)
Dividend requirements on Series B Preferred	(60)	(60)
Dividend requirements on Series D Preferred	(15)	(15)
Accretion of Series E Redeemable Preferred	(504)	(496)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(28,338)	$(19,367)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,176,205	27,959,024

Basic and dilutive net loss per common share	$(1.01)	$(0.69)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2020	2019
Restricted stock and stock units	1,206,856	930,386
Convertible preferred stocks	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646
Stock options	124,000	124,000
	2,551,168	2,274,698

3. Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2020	2019
	(In Thousands)
Accrued interest	$18,896	$7,091
Current portion of operating lease liabilities	4,781	4,066
Accrued payroll and benefits	4,415	5,385
Deferred revenue	3,118	3,443
Accrued death and other executive benefits	2,556	2,564
Other	11,932	9,149
	45,698	31,698
Less noncurrent portion	5,154	6,214
Current portion of accrued and other liabilities	$40,544	$25,484

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2020	2019
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$30,000	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	3,882	4,746
Secured Promissory Note due 2023, with a current interest rate of 5.17% (D)	12,210	12,705
Secured Financing due 2023, with an interest rate of 8.32% (E)	12,804	13,476
Secured Loan Agreement due 2025, with an interest rate of 8.75% (F)	7,789	5,219
Other	150	159
Unamortized discount, net of premium and debt issuance costs	(11,333)	(12,261)
	490,502	459,044
Less current portion of long-term debt	9,665	9,410
Long-term debt due after one year, net	$480,837	$449,634

1

(A) Our revolving credit facility (the “Working Capital Revolver Loan”) provides for advances up to $75 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At March 31, 2020, our available borrowings under our Working Capital Revolver Loan were approximately $20.5 million, based on our eligible collateral, less outstanding letters of credit.  The maturity date of the Working Capital Revolver Loan is February 26, 2024.  The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00.  The Financial Covenant, if triggered, is tested monthly.

(B) On April 25, 2018, LSB completed the issuance and sale of $400 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “Notes”), pursuant to an indenture (the “Indenture”), dated as of April 25, 2018.  The Notes were issued at a price equal to 99.509% of their face value.

On June 21, 2019, LSB completed the issuance and sale of $35 million aggregate principal amount of its 9.625% Senior Secured Notes due 2023 (the “New Notes”).  The New Notes were issued pursuant to the Indenture (the Notes together with the New Notes, the “Senior Secured Notes”).  The New Notes were issued at a price equal to 102.125% of their face value, plus accrued interest from May 1, 2019 to June 21, 2019.

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

(E) EDC is party to a secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”).  Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

(F) EDC is party to a secured loan agreement with an affiliate of LSB Funding, which provided for available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period”), subject to certain conditions.  During the Interim Loan Period, interest only was payable in monthly installments.  Effective February 28, 2020, the Interim Loan Period ended, and the Interim Loan was replaced by a secured promissory note due in March 2025.  Under the terms of the note, principal and interest are payable in 60 equal monthly installments.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Commitments and Contingencies

Natural Gas Purchase Commitments – At March 31, 2020, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 11.5 million MMBtus of natural gas.  These contracts extend through December 2020 at a weighted-average cost of $1.85 per MMBtu ($21.2 million) and a weighted-average market value of $1.75 per MMBtu ($20.1 million).

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

As of March 31, 2020, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

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

No liability has been established at March 31, 2020, in connection with this ADEQ matter.

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

Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000, which retention limit has been met relating to this matter.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us, and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  A portion of these settlements have been paid by the insurer as of March 31, 2020.  While these settlements resolve the claims of a number of the claimants in this matter for us, we continue to be party to litigation related to this explosion by other plaintiffs, in addition to indemnification or defense obligations we may have to other defendants.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2020, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements that are covered by insurance as discussed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant (“Ammonia Plant”) at our El Dorado Facility.  Global is a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the Ammonia Plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility.

LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility.  In March 2016, EDC and we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global seeks damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global but such invoices were not approved by Leidos for payment.  We have requested indemnification from Leidos under the terms of our contracts which they have denied.  As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts.  We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, gross negligence, professional negligence and gross negligence.

On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the Court during the fall of 2018 and the Court rendered an interim judgment in March 2020 and issued its final judgment on April 23, 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (amount includes the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.   As a result of the judgment during the first quarter of 2020, we accounted for the following:

•	accrued an additional $3.9 million in accounts payable, which offset amount was capitalized as PP&E, since such costs directly related to the construction of the Ammonia Plant;
•	recognized additional depreciation expense of $0.5 million associated with the amount above capitalized to PP&E, which offset amount was a credit to PP&E (accumulated depreciation);
•	accrued prejudgment and post-judgment interest totaling $1.3 million in accrued interest, which offset amount was classified as interest expense.

We intend to appeal the judgment and will request a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  Due to the impact from the coronavirus (“COVID-19”) pandemic, the Trial date for Part (2) of the matter has been delayed until September 2020.

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

6.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

During the first quarter of 2020, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At March 31, 2020, our natural gas contracts included 2.6 million MMBtu of natural gas and extend through January 2021 (none at December 31, 2019).  The valuations of the natural gas contracts are classified as Level 2.  At March 31, 2020, the valuation inputs included the contractual weighted-average cost of $2.01 per MMBtu and the weighted-average market value of $1.81 per MMBtu.  For the three months ended March 31, 2020, we recognized a loss of $0.7 million (classified as cost of sales), which includes an unrealized loss of $0.5 million (none for the three months ended March 31, 2019).  The cash flows relating to these natural contracts are included in cash flows from operating activities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivatives, Hedges and Financial Instruments (continued)

Embedded Derivative

As discussed in Note 8, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At March 31, 2020 and December 31, 2019, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at March 31, 2020 and December 31, 2019, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $2.10 and $4.20 per share, respectively.

The valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.

For the three months ended March 31, 2020 and 2019, we recognized an unrealized gain of approximately $0.6 million and an unrealized loss of $0.2 million, respectively, due to the change in fair value of the embedded derivative.  These unrealized gains and losses are included in non-operating income and expense.

The following details our liabilities that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019:

		Fair Value Measurements at March 31, 2020 Using
Description	Total Fair Value at March 31, 2020	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value at December 31, 2019
	(In Thousands)

Liabilities - Current and noncurrent accrued and other liabilities:
Natural gas contracts	$527	$—	$527	$—	$—
Embedded derivative	$447	$—	$—	$447	$1,084
Total	$974	$—	$527	$447	$1,084
(1)	There was no Level 3 transfer activity for the three months ended March 31, 2020 and 2019.

Other Financial Instruments

At March 31, 2020 and December 31, 2019, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	March 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$435	$348	$435	$449

(1)Based on a quoted price of 80.11 at March 31, 2020 and 103.25 at December 31, 2019.

The Senior Secured Notes valuations are classified as Level 2.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

On March 27, 2020, the President of the U.S. signed into law the CARES Act.  The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 net operating losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions.  During the three months ended March 31, 2020, no material adjustments were required to the income tax benefit as a result of the enactment of the CARES Act.

Provision (benefit) for income taxes is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Current:
Federal	$—	$—
State	35	(45)
Total Current	$35	$(45)

Deferred:
Federal	$(753)	$323
State	379	122
Total Deferred	$(374)	$445
Provision (benefit) for income taxes	$(339)	$400

For the three months ended March 31, 2020 and 2019, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, and other similar adjustments.

Our estimated annual effective rate for 2020 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2020 to be approximately $5.3 million.  We have also determined it was more-likely-than-not that a portion of our state deferred tax assets would not be able to be utilized and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2020 will be approximately $3.3 million.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets.  Changes in positive and negative evidence, including differences between estimated and actual results and additional guidance for various provisions of the CARES Act, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements.  Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

The tax benefit for the three months ended March 31, 2020 was $0.3 million (2% benefit on pre-tax loss) and the tax provision for the three months ended March 31, 2019 was $0.4 million (4% provision on pre-tax loss).  For the first three months ended March 31, 2020 and 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of March 31, 2020, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by 0.50% in April 2021 (b) by an additional 0.50% in April 2022 and (c) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed in Note 6.

As of March 31, 2020, the Series F Redeemable Preferred has voting rights to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2019	139,768	$234,893
Accretion relating to liquidation preference on preferred stock	—	269
Accretion for discount and issuance costs on preferred stock	—	235
Accumulated dividends	—	8,307
Balance at March 31, 2020	139,768	$243,704

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended
	March 31,
	2020	2019
	(Dollars In Thousands)
Net sales:
Agricultural products	$41,458	$46,820
Industrial acids and other chemical products	35,206	37,850
Mining products	6,747	9,482
Total net sales	$83,411	$94,152

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 15 months at March 31, 2020.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $4.2 million and $3.6 million of contract liabilities as of March 31, 2020 and December 31, 2019, respectively.  For the three months ended March 31, 2020 and 2019, revenues of $0.5 million and $1.4 million, respectively, were recognized and included in the balance at the beginning of the respective period.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

As of March 31, 2020, we have two separate outstanding financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E) and (F) of Note 4.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 4.  In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.4 million at March 31, 2020.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2020	2019
	(In Thousands)
Cash refunds for:
Income taxes, net	$(332)	$(48)
Noncash continuing investing and financing activities:
Supplies and accounts payable associated with additions of property, plant and equipment	$20,229	$11,901
Dividends accrued on Series E Redeemable Preferred	$8,307	$7,256
Accretion of Series E Redeemable Preferred	$504	$496

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2020 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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
o

We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented and are currently managing enhanced safety programs at our facilities that focus on improving our safety culture that will reduce risks and continuously improve our safety performance.

o

Additionally, over the last several years, our focus has been on upgrading our existing maintenance management system through technology enhancements and work processes to improve our predictive and preventative maintenance programs at our facilities.

o

We have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  Those initiatives are focused on building internal expertise to improve oversight of external contractors, operating behavior and procedure enhancements including operator training, leadership training, shift change enhancements and operating and maintenance procedures and developing systems to advance the use of process data to identify and correct anomalies in the manufacturing processes and asset performance.

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

Recent Business Developments

COVID-19 Pandemic

All of the facilities we operate have been designated as essential critical infrastructure based on guidelines issued by the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.  Since we produce fertilizer products used by the agriculture industry, as well as chemical products required in a variety of industrial manufacturing processes, LSB has been determined to be a critical service, and therefore, our facilities are remaining in operation despite the evolving global health crisis resulting from the COVID-19 pandemic. Management has taken significant measures to ensure the health and safety of our employees and our business continuity during this challenging situation.  Specific to our personnel at our manufacturing facilities and retail agricultural centers, we have developed plans and procedures that allow them to operate in the safest manner possible in order to protect them, their families, our vendors and customers.  These include daily health screenings, including temperature checks and questionnaires, use of proper personal protection equipment, regular disinfection and cleaning of equipment and workspaces, social distancing, working from home where appropriate and quarantining of employees according to specific protocols.  Thus far, our efforts have been successful as we have had no employees known to contract COVID-19. We will maintain our discipline in this regard for however long the current health risk persists.

As discussed below under “Key Industry Factors”, the USDA recently increased its forecast for total corn acres to be planted in 2020 from 94 million to 97 million, up from the 89 million acres of corn planted in the U.S. in 2019.  The increase suggests strong growth in demand for fertilizers during the second quarter spring planting season, which we expect to benefit our results. With respect to the COVID-19 pandemic, we have seen some pull back in demand across our industrial and mining business.  However, we anticipate that we can shift some of this production towards our agricultural end markets that are experiencing elevated demand. This, along with the cost saving measures discussed below, should allow us to minimize the overall impact to our financial results.  While the current global health crisis remains a major uncertainty for the U.S. economy, that could affect industrial and mining orders in the coming months, we are well diversified across our end markets and we expect will minimize the impact to our financial results

Due to the unprecedented level of uncertainty prevalent in the economy at this time, management and our Board of Directors have taken several decisive actions to control our costs and maintain liquidity until the business environment stabilizes and visibility improves.  Specifically, we have identified a combination of plant expenses and SG&A that have been deferred for the next 60 days or potentially longer depending on the duration of the COVID-19 crisis.  Additionally, we currently have deferred between $5 million and $6 million of capital expenditures not related to Environmental, Health and Safety investments until the fourth quarter of 2020.

On the liquidity front, as of March 31, 2020, we had approximately $58 million of combined cash and borrowing capacity, which, we believe, provides us with ample liquidity to fund our operations and meet our obligations.

Additionally, we received a $10 million loan through the Paycheck Protection Program (“PPP”) within the CARES Act stimulus package.  The funds from this loan, along with the decisive action we have taken to defer expenses and capital expenditures, have enabled us to avoid the need to furlough or terminate employees to counteract the lost volume and pricing impacts we have seen or expect as a result of the COVID-19 pandemic.  We are also evaluating additional funding options that may be available through the CARES Act stimulus package for mid-sized companies.  Also see discussions below under “Liquidity and Capital Resources.”

Key Industry Factors

Supply and Demand

Agricultural

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

Sales of our agricultural products were approximately 50% of our total net sales for the first quarter of 2020.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates the number of acres of corn being planted in the U.S. in 2020 to be approximately 97.0 million acres.  In addition, the USDA estimates corn production for the 2019 harvest at approximately 13.7 billion bushels, down 5 percent from the 2018 harvest.  The average yield in the U.S. is estimated at 168.0 bushels per acre, 8.4 bushels below the 2018 harvest yield of 176.4 bushels per acre.

The following April estimates are associated with the corn market:

	2020 Crop	2019 Crop		2018 Crop
	(2019 Harvest)	(2018 Harvest)	Percentage	(2017 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.7	88.9	0.9%	90.2	(0.6%)
U.S. Yield per Acre (Bushels)	168.0	176.4	(4.8%)	176.6	(4.9%)
U.S. Production (Million bushels)	13,692	14,340	(4.5%)	14,609	(6.3%)
U.S. Ending Stocks (Million metric tons)	53.2	56.4	(5.7%)	54.4	(2.2%)
World Ending Stocks (Million metric tons)	303.2	320.9	(5.5%)	341.6	(11.2%)

(1)

Information obtained from WASDE reports dated April 9, 2020 (“April Report”) for the 2019/2020 (“2020 Crop”), 2018/2019 (“2019 Crop”) and 2017/2018 (“2018 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2020 Crop amounts compared to the 2019 Crop amounts.
(3)	Represents the percentage change between the 2020 Crop amounts compared to the 2018 Crop amounts.

On the supply side, given the low price of natural gas in North America over the last several years, North American fertilizer producers have become the global low-cost producers for delivered fertilizer products to the Midwest U.S.  Several years ago, the market believed that low natural gas prices would continue.  That belief, combined with favorable fertilizer pricing, stimulated investment in numerous expansions of existing nitrogen chemical facilities and the construction of new nitrogen chemical facilities.  Following the expansions, global nitrogen fertilizer supply outpaced global nitrogen fertilizer demand causing oversupply in the global and North American markets.  In addition, the new domestic supply of ammonia and other fertilizer products changed the physical flow of ammonia in North America placing pressure on nitrogen fertilizer selling prices as the new capacity was absorbed by the market.  More recently, ammonia pricing has been under pressure as a result of inordinately inclement weather in late 2018 and 2019, which led to limited fertilizer application and resultant elevated ammonia inventory levels in the domestic distribution channel.  Additionally, UAN prices have pulled back in part, due to European anti-dumping duties that were imposed on imports from certain countries, including the U.S., which has caused increased imports of UAN into the U.S. primarily from Trinidad and Russia and exports from the U.S. to decrease, resulting in increased overall supply in the U.S market.  Also, ammonia prices in the Southern Plains market have been under additional pricing pressure relating to the closure of the Magellan ammonia pipeline discussed below under “Transportation Costs.”

After a challenging 2019 for U.S. corn farmers, a lower 2019 harvest and a decline in the stock-to-use ratio for corn, the USDA is projecting an increase in planted corn acres for the 2020 planting season representing an approximate 8% increase in corn acres year over year. However, with the nation restricted from traveling in an attempt to slow the spread of the COVID-19 pandemic, gasoline usage has been significantly curtailed putting pressure on ethanol prices and causing the closure of numerous ethanol production facilities. Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and Ethanol production is the largest user of U.S. corn, representing roughly 40% of corn demand.  As a result, the USDA has dropped corn demand from ethanol production by 375 million bushels for 2020 in their April report. This increases the USDA ending corn stocks forecast from the 2020 harvest compared to their March report.  This puts pressure on current and projected corn prices and could have an impact on the number of corn acres planted this Spring and, in the Spring of 2021, which may impact fertilizer demand as early as this Fall.

Therefore, for 2020, we expect overall stronger demand for our products somewhat tempered by continued pricing pressures on fertilizer and corn pricing.

Industrial and Mining

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

Sales of our industrial products were approximately 42% of our total net sales for the first quarter of 2020.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are experiencing weakness and contracting in the wake of the COVID-19 pandemic and its impact on the U.S market we serve in addition to weakness in the global economy.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Sales of our mining products were approximately 8% of our total net sales for the first quarter of 2020.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Additionally, recent reduction in coal mining activities is increasing competition within the other sectors of this market.  While we believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries, our mining sales volumes for the first quarter of 2020 were affected by overall lower customer demand in our mining markets.

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

We historically have purchased natural gas in the spot market, using forward purchase contracts, or through a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  During the first quarter of 2020, we also entered into certain forward natural gas contracts as discussed in Note 6.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2020	2019
Natural gas volumes (MMBtu in millions)	7.7	7.4
Natural gas average cost per MMBtu	$2.09	$2.91

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.  However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Additionally, the Magellan ammonia pipeline, which had an annual capacity to transport approximately 900,000 tons per year, most of which was produced in Oklahoma and Texas and delivered via the pipeline in the Midwest has been permanently shut down.  Without the pipeline in place for ammonia transport, producers have to rely on other transportation venues, primarily truck, but will also include rail and barge transport of ammonia.  Higher transportation costs may impact our margins if we are not able to pass through these costs.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

The Pryor Facility is currently on a two-year Turnaround cycle with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

The El Dorado Facility is currently on a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

Our Cherokee Facility is currently on a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2021.

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

Consolidated Results of the First Quarter of 2020

Our consolidated net sales for the first quarter of 2020 were $83.4 million compared to $94.2 million for the same period in 2019.  Our consolidated operating loss was $7.0 million compared to a consolidated operating income of $0.1 million for the same period in 2019.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

During the first quarter of 2020, average agricultural selling prices for our ammonia, UAN and HDAN decreased 34%, 28% and 11%, respectively, compared to the same period in 2019.  As discussed above under “Key Industry Factors,” the decline in ammonia average selling prices reflects decreases in the Southern Plains benchmark for this product resulting from elevated ammonia inventory levels from the inordinately inclement weather throughout the Midwest over the past year and the closure of the Magellan ammonia pipeline in September 2019 which has led to excess ammonia supply in the Southern Plains market.  UAN prices were negatively impacted by European anti-dumping duties which resulted in less exports of UAN from the U.S. and more imports of UAN from Russia and Trinidad into the United States.  HDAN prices are being impacted by the decline in the overall agricultural commodity prices.

Our first quarter 2020 average industrial selling prices for our ammonia also decreased compared to the same period of 2019 as a result of the aforementioned elevated ammonia inventory levels.  The first quarter 2020 Tampa Ammonia pricing declined approximately 11% as compared to the same period in 2019, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Legal Fees

For the first quarters of 2020 and 2019, legal fees were approximately $3.6 million and $1.1 million, respectively.  The change primarily relates to fees incurred as we pursue our claims against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 5.  Due to the impact from the COVID-19 pandemic, the trial date has been delayed until September 2020.  We expect minimal legal fee spending related to our Leidos case over the next several months.  However, costs will increase later this year as we restart preparations for trial in September.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2020 and 2019 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table contains certain financial information:

	Three Months Ended
	March 31,			Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$41,458	$46,820	$(5,362)	(11)%
Industrial and mining products	41,953	47,332	(5,379)	(11)%
Total net sales	$83,411	$94,152	$(10,741)	(11)%

Gross profit:
Agricultural products (1)	$3,254	$6,453	$(3,199)	(50)%
Industrial and mining products (1)	16,874	17,676	(802)	(5)%
Adjusted gross profit by market (1)	20,128	24,129	(4,001)	(17)%
Depreciation and amortization (2)	(17,577)	(16,811)	(766)	5%
Total gross profit	2,551	7,318	(4,767)	(65)%
Selling, general and administrative expense	10,006	7,224	2,782	39%
Other expense (income), net	(468)	23	(491)
Operating income (loss)	(6,987)	71	(7,058)	(9941)%
Interest expense, net (3)	13,479	10,987	2,492	23%
Non-operating other expense (income), net	(675)	224	(899)
Provision (benefit) for income taxes	(339)	400	(739)	(185)%
Net loss	$(19,452)	$(11,540)	$(7,912)	(69)%

Other information:
Gross profit percentage (4)	3.1%	7.8%	(4.7)%
Property, plant and equipment expenditures	$10,737	$7,115	$3,622	51%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses, if any.
(2)	Represents amount classified as cost of sales.
(3)	First quarter of 2020 includes interest expense of $1.3 million associated with a litigation judgment discussed in footnote (B) of Note 5.
(4)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended
	March 31,
	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$41,458	$41,953	$46,820	$47,332	$(5,362)	$(5,379)
Adjusted gross profit by market (1)	$3,254	$16,874	$6,453	$17,676	$(3,199)	$(802)
Adjusted gross profit percentage by market (2)	7.8%	40.2%	13.8%	37.3%	(6.0)%	2.9%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses, if any. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	114,689	94,577	20,112	21%
HDAN	65,874	59,845	6,029	10%
Ammonia	20,510	19,205	1,305	7%
Other	2,946	3,328	(382)	(11)%
Total	204,019	176,955	27,064	15%

	Three Months Ended
	March 31,			Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$161	$224	$(63)	(28)%
HDAN	$236	$264	$(28)	(11)%
Ammonia	$245	$372	$(127)	(34)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	70,528	74,834	(4,306)	(6)%
Nitric Acid	25,823	22,375	3,448	15%
Other Industrial Products	10,888	8,274	2,614	32%
Total	107,239	105,483	1,756	2%

Tampa Ammonia Benchmark (price per metric ton)	$250	$280	$(30)	(11)%

With respect to sales of mining products, the following table indicates the volumes sold of our major products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	$30,723	$36,615	$(5,892)	(16)%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products as discussed above under “Items Affecting Comparability of Results of the First Quarter.” The impact from the decline in selling prices was partially offset by an increase in sales volume largely attributable to improved production from our facilities resulting from our extensive Turnarounds and other maintenance and upgrades performed over the last several years.

•

Industrial acids and other industrial chemical product sales decreased primarily from lower selling prices due primarily to lower Tampa ammonia benchmark pricing.  The average Tampa ammonia pricing was approximately $30 per ton lower compared to the same period in 2019.  This decline was partially offset by improved sales volumes for nitric acid and our other industrial products resulting in less ammonia sales as the ammonia was upgraded to higher margin products.

•

Mining products sales decreased primarily as the result of overall lower sales volume and selling prices for our mining products.  A large portion of our mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit

As noted in the tables above, we recognized a gross profit of $2.6 million for the first quarter of 2020 compared to $7.3 million for the same period in 2019, or a decrease of $4.7 million.  Overall, our gross loss percentage decreased to 3.1% compared to 7.8% for the same period in 2019.

Our agricultural products adjusted gross profit percentage decreased to 8% for the first quarter of 2020 from 14% for the first quarter of 2019 due primarily to decline in selling prices for all of our agricultural products, partially offset by higher sales volumes for all of our major products as discussed above.

Industrial and mining products adjusted gross profit percentage increased to 40% for the first quarter of 2020 from 37% for the same period in 2019 primarily driven by improved overall production and sales volume as discussed above partially offset by lower overall Tampa ammonia pricing, which averaged approximately $250 per metric ton during the first quarter of 2020 compared to $280 per metric ton for the same period in 2019.

The net negative effect on gross profit from sales activity discussed above was partially offset by approximately $6.3 million in lower natural gas costs per MMBtu.

Selling, General and Administrative

Our SG&A expenses were $10.0 million for the first quarter of 2020, an increase of $2.8 million compared to the same period in 2019.  The increase was primarily driven by the increase in legal fees, including fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the First Quarter.”

Interest Expense, net

Interest expense for the first quarter of 2020 was $13.5 million compared to $11 million for the same period in 2019.  The increase relates primarily to the interest expense incurred associated with a litigation judgment discussed in footnote (B) of Note 5 and the issuance of the New Notes in 2019 as discussed in Note 4.

Provision (Benefit) for Income Taxes

The benefit for income taxes for the first quarter of 2020 was $0.3 million compared to a provision for income taxes of $0.4 million for the same period in 2019.  The resulting effective tax rate for the first quarters of 2020 and 2019 was 2% (benefit on pre-tax loss) and 4% (provision on pre-tax loss), respectively.  For the first quarters of 2020 and 2019, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowance. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2020	2019	Change
	(In Thousands)
Net cash flows from operating activities	$(2,178)	$7,061	$(9,239)

Net cash flows from investing activities	$(10,558)	$(7,106)	$(3,452)

Net cash flows from financing activities	$27,428	$(4,298)	$31,726

Net Cash Flow from Operating Activities

Net cash used by operating activities was $2.2 million for the first quarter of 2020 compared to net cash provided of $7.1 million for the same period of 2019, a change of approximately $9.3 million.

For the first quarter of 2020, the net cash used is the result of a net loss of $19.5 million plus adjustments of $17.6 million for depreciation and amortization of PP&E and other adjustments of $1.3 million and net cash used of $1.6 million primarily from our working capital.

For the first quarter of 2019, the net cash provided is the result of a net loss of $11.5 million plus adjustments of $16.8 million for depreciation and amortization of PP&E, $0.4 million for deferred taxes and other adjustments of $2.4 million and net cash used of approximately $1.0 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $10.6 million for the first quarter of 2020 compared to $7.1 million for the same period of 2019, a change of $3.5 million.

For the first quarters of 2020 and 2019, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $27.4 million for the first quarter of 2020 compared to net cash used of $4.3 million for the same period of 2019, a change of $31.7 million.

For the first quarter of 2020, the net cash provided primarily consists of proceeds of $30 million from our Working Capital Revolver Loan and proceeds of $2.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $5.1 million and payments of $0.1 million for other financing activities.

For the first quarter of 2019, the net cash used primarily consists of payments on other long-term debt and short-term financing of $4.3 million and payments of $0.8 million for other financing activities partially offset by proceeds $0.8 million from other long-term debt.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	March 31,	December 31,
	2020	2019
	(In Millions)
Cash and cash equivalents	$37.5	$22.8
Long-term debt:
Working Capital Revolver Loan	$30.0	$—
Senior Secured Notes due 2023	435.0	435.0
Secured Promissory Note due 2021	3.9	4.7
Secured Promissory Note due 2023	12.2	12.7
Secured Financing due 2023	12.8	13.5
Secured Loan Agreement due 2025	7.8	5.2
Other	0.1	0.2
Unamortized discount and debt issuance costs	(11.3)	(12.3)
Total long-term debt, including current portion, net	$490.5	$459.0
Series E and F redeemable preferred stock (1)	$243.7	$234.9
Total stockholders' equity	$219.5	$247.3
(1)	Liquidation preference of $251.1 million as of March 31, 2020.

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

As of March 31, 2020, we have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $75 million.  As of March 31, 2020, our Working Capital Revolver Loan had outstanding borrowings of $30.0 million and approximately $20.5 million of availability.  We preemptively borrowed on the Working Capital Revolver Loan to ensure access to liquidity given the uncertainty surrounding the COVID-19 pandemic.

In April 2020, LSB entered into a $10 million loan under the PPP within the CARES Act stimulus package.  Under the terms of the PPP, an amount up to the full principal amount and any accrued interest of the loan may be forgiven based on the proceeds from the loan being spent primarily on payroll costs within the first 8 weeks of the loan period.  Pursuant to the terms of the loan, the loan bears an annual interest rate of 1.00% and matures in April 2022.  For the portion of the loan amount not forgiven, no payments of principal or interest is required for the first 6 months.  Thereafter, principal and interest are payable in 18 equal monthly installments.

For the full year of 2020, we expect capital expenditures to be approximately $25 million to $30 million, which includes approximately $5 million to $10 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of March 31, 2020, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 – LSB has $435 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding, as discussed in footnote (B) of Note 4.  Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due March 26, 2021.  This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments.  This promissory note is secured by a natural gas pipeline at the El Dorado Facility and is guaranteed by LSB.

Secured Promissory Note due 2023 – EDA is party to a secured promissory note due May 10, 2023.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.  This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 5.17%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

Secured Financing due 2023 – EDC is party to a secured financing arrangement with an affiliate of LSB Funding.  Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

Secured Loan Agreement due 2025 - EDC is party to a secured loan agreement with an affiliate of LSB Funding, which provided for available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period”), subject to certain conditions. During the Interim Loan Period, interest only was payable in monthly installments.  Effective February 28, 2020, the Interim Loan Period ended, and the Interim Loan was replaced by a secured promissory note due in March 2025.  Under the terms of the note, principal and interest are payable in 60 equal monthly installments.

Working Capital Revolver Loan – At March 31, 2020, our Working Capital Revolver Loan had outstanding borrowings of $30 million and approximately $20.5 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Redemption of Series E Redeemable Preferred – At March 31, 2020, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $251.1 million.

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

Capital Expenditures – First Quarter of 2020

For the first quarter of 2020, capital expenditures relating to PP&E were $10.7 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $1.2 million during the first quarter of 2020 in connection with environmental projects.  For the remainder of 2020, we expect to incur expenses ranging from $3.1 million to $3.5 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021.  The current semi-annual compounded dividend is approximately $118.87 per share for the current aggregate semi-annual dividend of $16.6 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock.  As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2020, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $111.3 million.

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

As of March 31, 2020, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.4 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2020, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2020.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2019 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters that require us to make estimates and assumptions, including costs relating to a corrective action study work plan approved by the KDHE discussed under footnote 2 – Other Environmental Matters of Note 5 and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 5.

Also, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized.  Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets.

The carrying values of the redeemable preferred stocks discussed in Note 8 are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2020 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be March 31, 2020 exposed to embedded losses should our product costs exceed the firm sales prices.  At March 31, 2020, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. As discussed in Note 6, during the first quarter of 2020, we entered into certain natural gas contracts, which are accounted for on a mark-to-market basis.  At March 31, 2020, these natural gas contracts included 2.6 million MMBtus of natural gas and therefore a $0.10 change in natural gas price would impact pre-tax operating results by approximately $0.3 million.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2020, we had $30 million outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $20.0 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2020.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.

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

•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our Facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes associated with the COVID-19 pandemic;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2019.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The coronavirus.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least October 2021, the Covestro Agreement.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Interim Loan	-	A loan agreement between EDC and a lender, which had borrowing availability for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Notes and New Notes, taken together due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2018 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2017 and ended in 2018 and primarily relates to corn planted and harvested in 2017.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and will end in 2020 and primarily relates to corn planted and harvested in 2019.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service.  For further discussion of our legal matters, see “Note 5—Commitments and Contingencies—Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2019 Form 10-K filed with the SEC on February 25, 2020 for our discussion regarding risk factors.  There are no material changes from the risk factors disclosed in our 2019 Form 10-K, except that the risk factor styled below has been added.

Pandemics or disease outbreaks, such as COVID-19, may disrupt our business, which could adversely affect our financial performance.

The novel coronavirus (“COVID-19”) has evolved into a global pandemic and the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. Currently, all of the facilities we own and operate have been designated as essential critical infrastructure based on guidelines issued by the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.  Since we produce fertilizer products used by the agriculture industry, as well as chemical products required in a variety of industrial manufacturing processes, LSB has been determined to be a critical service, and therefore, our facilities are remaining in operation despite the evolving global health crisis resulting from the COVID-19 pandemic. However, if additional mandatory closures of businesses are imposed by the federal, state and local governments to control the spread of the virus, these closures could disrupt the operations of our management, business and finance teams.  In addition, a significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for a portion or all our products, which could adversely affect our business and results of operations.  As the COVID-19 pandemic continues to spread, our business operations could be disrupted or delayed, and our business, financial condition, and results of operations could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 38.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

10.1(a)	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver

10.2(a)	Fifth Amendment to the Nitric Acid Supply, Operating and Maintenance Agreement, dated March 30, 2020, by and among El Dorado Nitrogen, L.P., El Dorado Chemical Company and Covestro LLC

10.3(a)

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 20, 2020, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 7th day of May 2020.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)