Form 10-Q
period 2020-06-30
LSB INDUSTRIES INC
filed 2020-07-31
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-7677

LSB Industries, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	73-1015226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3503 NW 63rd Street, Suite 500, Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (405)  235-4546

Not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.10 Preferred Stock Purchase Rights	LXU N/A	New York Stock Exchange New York Stock Exchange

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 29,317,168 shares as of July 24, 2020.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2020 is unaudited)

	June 30,	December 31,
	2020	2019
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$56,513	$22,791
Accounts receivable	42,569	40,203
Allowance for doubtful accounts	(397)	(261)
Accounts receivable, net	42,172	39,942
Inventories:
Finished goods	12,968	21,738
Raw materials	1,364	1,573
Total inventories	14,332	23,311
Supplies, prepaid items and other:
Prepaid insurance	5,195	11,837
Precious metals	7,682	5,568
Supplies	25,221	24,689
Other	1,660	2,735
Total supplies, prepaid items and other	39,758	44,829
Total current assets	152,775	130,873

Property, plant and equipment, net	913,441	936,474

Other assets:
Operating lease assets	20,895	15,330
Intangible and other assets, net	7,554	5,812
	28,449	21,142

	$1,094,665	$1,088,489

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2020 is unaudited)

	June 30,	December 31,
	2020	2019
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,245	$58,477
Short-term financing	3,834	9,929
Accrued and other liabilities	27,768	25,484
Current portion of long-term debt	11,492	9,410
Total current liabilities	88,339	103,300

Long-term debt, net	487,552	449,634

Noncurrent operating lease liabilities	15,956	11,404

Other noncurrent accrued and other liabilities	5,244	6,214

Deferred income taxes	34,056	35,717

Commitments and contingencies (Note 5)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $259,796,000 ($242,800,000 at December 31, 2019)	252,898	234,893
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,145,000 ($3,025,000 at December 31, 2019)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,282,000 ($1,252,000 at December 31, 2019)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	197,566	196,833
Retained earnings	19,810	57,632
	223,504	260,593
Less treasury stock, at cost:
Common stock, 1,966,042 shares (2,009,566 shares at December 31, 2019)	12,884	13,266
Total stockholders' equity	210,620	247,327
	$1,094,665	$1,088,489

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Amounts)
Net sales	$105,033	$121,527	$188,444	$215,679
Cost of sales	86,012	101,850	166,872	188,684
Gross profit	19,021	19,677	21,572	26,995

Selling, general and administrative expense	8,504	8,366	18,510	15,590
Other income, net	(167)	(34)	(635)	(11)
Operating income	10,684	11,345	3,697	11,416

Interest expense, net	12,476	11,315	25,955	22,302
Non-operating other income, net	(128)	(868)	(803)	(644)
Income (loss) before benefit for income taxes	(1,664)	898	(21,455)	(10,242)
Benefit for income taxes	(1,299)	(5,733)	(1,638)	(5,333)
Net income (loss)	(365)	6,631	(19,817)	(4,909)

Dividends on convertible preferred stocks	75	75	150	150
Dividends on Series E redeemable preferred stock	8,689	7,589	16,996	14,845
Accretion of Series E redeemable preferred stock	505	497	1,009	993
Net loss attributable to common stockholders	$(9,634)	$(1,530)	$(37,972)	$(20,897)

Basic and dilutive net loss per common share	$(0.34)	$(0.05)	$(1.35)	$(0.75)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other		30			(356)		292	(64)
Balance at March 31, 2020	31,283	(1,980)	3,000	3,128	196,972	29,369	(12,974)	219,495
Net loss						(365)		(365)
Dividend accrued on redeemable preferred stock						(8,689)		(8,689)
Accretion of redeemable preferred stock						(505)		(505)
Stock-based compensation					684			684
Other		14			(90)		90	—
Balance at June 30, 2020	31,283	(1,966)	3,000	3,128	197,566	19,810	(12,884)	210,620

Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	3,000	3,128	198,950	134,481	(16,732)	322,827
Net loss						6,631		6,631
Dividend accrued on redeemable preferred stock						(7,589)		(7,589)
Accretion of redeemable preferred stock						(497)		(497)
Stock-based compensation					686			686
Balance at June 30, 2019	31,283	(2,514)	3,000	3,128	199,636	133,026	(16,732)	322,058

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities
Net loss	$(19,817)	$(4,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(1,661)	(5,290)
Depreciation and amortization of property, plant and equipment	34,572	33,910
Amortization of intangible and other assets	631	625
Other	3,192	2,489
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(3,117)	(1,806)
Inventories	8,655	9,901
Prepaid insurance	6,642	5,892
Precious metals	(2,114)	(1,515)
Accounts payable	(7,674)	(17,440)
Accrued interest	1,685	687
Other assets and other liabilities	(1,618)	(2,283)
Net cash provided by operating activities	19,376	20,261

Cash flows from investing activities
Expenditures for property, plant and equipment	(17,953)	(12,866)
Other investing activities	299	62
Net cash used by investing activities	(17,654)	(12,804)

Cash flows from financing activities
Proceeds from revolving debt facility	30,000	5,000
Payments on revolving debt facility	—	(15,000)
Net proceeds from 9.625% senior secured notes	—	35,086
Proceeds from other long-term debt	12,570	15,795
Payments on other long-term debt	(4,411)	(10,083)
Payments on short-term financing	(6,095)	(5,355)
Taxes paid on equity awards	(64)	(690)
Other financing activities	—	(287)
Net cash provided by financing activities	32,000	24,466

Net increase in cash and cash equivalents	33,722	31,923

Cash and cash equivalents at beginning of period	22,791	26,048
Cash and cash equivalents at end of period	$56,513	$57,971

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

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S. and parts of Mexico.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

In June 2020, one of our subsidiaries, El Dorado Chemical Company (“EDC”), and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed and began production in 2016.  As a result of the settlements, the vendors owe EDC $4.3 million (amount included in accounts receivable at June 30, 2020 and received in July) and provide services and parts totaling $2.8 million, which amount, or portion thereof, may be paid in cash at the option of the vendors (amount included in noncurrent accounts receivable, which is classified as a noncurrent other asset at June 30, 2020).  As part of the settlements, EDC owes the vendors $2.7 million (which amount was paid in July) to settle $3.2 million of invoices that are held in our accounts payable.  As a result, the recovery from these settlements recognized during the three months ended June 30, 2020 includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to property, plant and equipment (“PP&E”).

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

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which affects general principles within Topic 740, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers.  We plan to adopt this new standard on January 1, 2021. We continue to evaluate the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Loss Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$(365)	$6,631	$(19,817)	$(4,909)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(8,689)	(7,589)	(16,996)	(14,845)
Dividend requirements on Series B Preferred	(60)	(60)	(120)	(120)
Dividend requirements on Series D Preferred	(15)	(15)	(30)	(30)
Accretion of Series E Redeemable Preferred	(505)	(497)	(1,009)	(993)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(9,634)	$(1,530)	$(37,972)	$(20,897)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,198,963	28,050,848	28,187,584	28,004,936

Basic and dilutive net loss per common share	$(0.34)	$(0.05)	$(1.35)	$(0.75)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Restricted stock and stock units	1,308,881	806,711	1,257,869	868,548
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	124,000	124,000	124,000	124,000
	2,653,193	2,151,023	2,602,181	2,212,860

3. Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2020	2019
	(In Thousands)
Accrued interest	$8,776	$7,091
Accrued payroll and benefits	5,632	5,385
Current portion of operating lease liabilities	5,107	4,066
Deferred revenue	2,689	3,443
Accrued death and other executive benefits	2,550	2,564
Other	8,258	9,149
	33,012	31,698
Less noncurrent portion	5,244	6,214
Current portion of accrued and other liabilities	$27,768	$25,484

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2020	2019
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$30,000	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	3,007	4,746
Unsecured Loan Agreement due 2022, with an interest rate of 1.00% (D)	10,000	—
Secured Promissory Note due 2023, with a current interest rate of 4.43% (E)	11,715	12,705
Secured Financing due 2023, with an interest rate of 8.32% (F)	12,120	13,476
Secured Loan Agreement due 2025, with an interest rate of 8.75% (G)	7,481	5,219
Other	141	159
Unamortized discount, net of premium and debt issuance costs	(10,420)	(12,261)
	499,044	459,044
Less current portion of long-term debt	11,492	9,410
Long-term debt due after one year, net	$487,552	$449,634

(A) Our revolving credit facility (the “Working Capital Revolver Loan”), as amended, provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At June 30, 2020, our available borrowings under our Working Capital Revolver Loan were approximately $12.6 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million, less the outstanding aggregate principal amount of the unforgiven portion (as defined in the agreement) of the PPP loan discussed below within footnote (D). The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt (continued)

(D) In April 2020, LSB entered into a federally guaranteed loan agreement (“PPP loan”) for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020.  We applied ASC 470, Debt, to account for the PPP loan. We plan to use most, if not all, of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period which period began on the date the PPP loan was disbursed and ends either 8-weeks or 24-weeks after disbursement of the loan. Once the SBA notifies the lender the amount of approved loan forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  Currently the loan matures in April 2022 which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

(E) El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, is party to a secured promissory note due in May 2023.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.

(F) EDC is party to a secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”).  Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

(G) EDC is party to a secured loan agreement with an affiliate of LSB Funding, which provided for available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period”), subject to certain conditions.  During the Interim Loan Period, interest only was payable in monthly installments.  Effective February 28, 2020, the Interim Loan Period ended, and the Interim Loan was replaced by a secured promissory note due in March 2025.  Under the terms of the note, principal and interest are payable in 60 equal monthly installments.

5. Commitments and Contingencies

Natural Gas Purchase Commitments – At June 30, 2020, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 6.5 million MMBtus of natural gas.  These contracts extend through December 2020 at a weighted-average cost of $1.98 per MMBtu ($12.9 million) and a weighted-average market value of $1.72 per MMBtu ($11.2 million).

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

As of June 30, 2020, our accrued liabilities for environmental matters totaled $245,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  In February 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report in August 2019. No liability has been established at June 30, 2020, in connection with this ADEQ matter.

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

Our subsidiary and Chevron have retained an environmental consultant to prepare and perform a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility.  The proposed strategy includes long-term surface and groundwater monitoring to track the natural decline in contamination.  The KDHE selected a remedy of annual monitoring and the implementation of an Environmental Use Control (“EUC”).  The final remedy, including the EUC, the finalization of the cost estimates and any required financial assurances remains under negotiation.  Additionally, the current operator of the site recently closed its operations at the site.  The change in the use of the site, from active manufacturing to a closed facility, may impact the selected remedy and remains an open item to be discussed with the KDHE. Pending the negotiation of the final remedy and any impact based on operational changes at the site, we accrued our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

The estimated amount is not discounted to its present value.  As more information becomes available, our estimated accrual will be refined, as necessary.

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

Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000, which retention limit has been met relating to the West Fertilizer matter.  In August 2015, the trial court dismissed plaintiff’s negligence claims against us, and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2020, no liability reserve has been established in connection with this matter.

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant (“Ammonia Plant”) at our El Dorado Facility.  Global was a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the Ammonia Plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the Court during the fall of 2018 and the Court rendered an interim judgment in March 2020 and issued its final judgment on April 23, 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (amount includes the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.  As a result of the judgment during the first quarter of 2020, we accounted for the following:

•	accrued an additional $3.9 million in accounts payable, which offset amount was capitalized as PP&E, since such costs directly related to the construction of the Ammonia Plant;
•	recognized additional depreciation expense of $0.5 million associated with the amount above capitalized to PP&E, which offset amount was a credit to PP&E (accumulated depreciation);
•	accrued prejudgment and post-judgment interest totaling $1.4 million in accrued interest, which offset amount was classified as interest expense.

We have filed a notice of intent to appeal and the Court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  Due to the impact from the coronavirus (“COVID-19”) pandemic, the Trial date for Part (2) of the matter has been delayed and we are awaiting a new Trial date.

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

6.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

During the first six months of 2020, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At June 30, 2020, our natural gas contracts included 1.8 million MMBtu of natural gas and extend through January 2021 (there were none at December 31, 2019).  The valuations of the natural gas contracts are classified as Level 2.  At June 30, 2020, the valuation inputs included the contractual weighted-average cost of $2.01 per MMBtu and the weighted-average market value of $1.94 per MMBtu.

For the three and six months ended June 30, 2020, we recognized a minimal gain and a loss $0.7 million (classified as cost of sales), respectively (none for the three and six months ended June 30, 2019), which includes an unrealized gain of $0.4 million and a minimal unrealized loss, respectively, attributed to natural gas contracts still held at the reporting date.

Embedded Derivative

As discussed in Note 8, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At June 30, 2020 and December 31, 2019, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at June 30, 2020 and December 31, 2019, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $1.16 and $4.20 per share, respectively.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivatives, Hedges and Financial Instruments (continued)

For the three months ended June 30, 2020 and 2019, we recognized an unrealized gain of approximately $0.1 million and $0.7 million, respectively, due to the change in fair value of the embedded derivative.  For the six months ended June 30, 2020 and 2019, we recognized an unrealized gain of approximately $0.8 million and $0.5 million, respectively, due to the change in fair value of the embedded derivative.  These unrealized gains are included in non-operating other income.

The following details our liabilities that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019:

		Fair Value Measurements at June 30, 2020 Using
Description	Total Fair Value at June 30, 2020	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value at December 31, 2019
	(In Thousands)

Liabilities - Current and noncurrent accrued and other liabilities:
Natural gas contracts	$131	$—	$131	$—	$—
Embedded derivative	$327	$—	$—	$327	$1,084
Total	$458	$—	$131	$327	$1,084
(1)	There was no Level 3 transfer activity for the six months ended June 30, 2020.

Other Financial Instruments

At June 30, 2020 and December 31, 2019, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	June 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$435	$422	$435	$449

(1)Based on a quoted price of 97.0 at June 30, 2020 and 103.25 at December 31, 2019.

The Senior Secured Notes valuations are classified as Level 2.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

On March 27, 2020, the President of the U.S. signed into law the CARES Act.  The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 net operating losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions.  During the three and six months ended June 30, 2020, no material adjustments were required to the income tax benefit as a result of the enactment of the CARES Act.

Benefit for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In Thousands)
Current:
State	(12)	2	23	(43)
Total Current	$(12)	$2	$23	$(43)

Deferred:
Federal	$(1,138)	$(156)	$(1,891)	$167
State	(149)	(5,579)	230	(5,457)
Total Deferred	$(1,287)	$(5,735)	$(1,661)	$(5,290)
Benefit for income taxes	$(1,299)	$(5,733)	$(1,638)	$(5,333)

For the three and six months ended June 30, 2020 and 2019, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective rate for 2020 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2020 to be approximately $5.7 million.  We have also determined it was more-likely-than-not that a portion of our state deferred tax assets would not be able to be utilized and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2020 will be approximately $3.7 million.

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

The tax benefit for the six months ended June 30, 2020 was $1.6 million (8% benefit on pre-tax loss) and the tax benefit for the six months ended June 30, 2019 was $5.3 million (3% provision on pre-tax loss excluding the impact of state tax law changes).  For the six months ended June 30, 2020 and 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of June 30, 2020, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by 0.50% in April 2021 (b) by an additional 0.50% in April 2022 and (c) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed in Note 6.

As of June 30, 2020, the Series F Redeemable Preferred has voting rights to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2019	139,768	$234,893
Accretion relating to liquidation preference on preferred stock	—	539
Accretion for discount and issuance costs on preferred stock	—	470
Accumulated dividends	—	16,996
Balance at June 30, 2020	139,768	$252,898

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net sales:
Agricultural products	$64,997	$72,476	$106,455	$119,296
Industrial acids and other chemical products	29,559	37,177	64,765	75,027
Mining products	10,477	11,874	17,224	21,356
Total net sales	$105,033	$121,527	$188,444	$215,679

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year, the average remaining expected duration was approximately 13 months at June 30, 2020.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $2.8 million and $3.6 million of contract liabilities as of June 30, 2020 and December 31, 2019, respectively.  For the three and six months ended June 30, 2020 revenues of $1.5 million and $1.0 million, respectively, were recognized and included in the balance at the beginning of the respective period.  For the three and six months ended June 30, 2019, revenues of $3.0 million and $2.5 million, respectively, were recognized and included in the balance at the beginning of the respective period.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

As of June 30, 2020, we have two separate outstanding financing arrangements with an affiliate of LSB Funding as discussed in footnotes (F) and (G) of Note 4.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 4.  In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.4 million at June 30, 2020.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2020	2019
	(In Thousands)
Cash refunds for:
Income taxes, net	$(319)	$(48)
Noncash continuing investing and financing activities:
Accounts receivable, supplies and accounts payable associated with additions of property, plant and equipment	$11,152	$14,845
Dividends accrued on Series E Redeemable Preferred	$16,996	$12,062
Accretion of Series E Redeemable Preferred	$1,009	$993
Accounts payable associated with debt issuance costs incurred relating to senior secured notes	$—	$731

12.  Subsequent Events

On July 6, 2020, we entered into the Section 382 Rights Agreement (the “NOL Rights Agreement”), dated as of July 6, 2020, between LSB and Computershare Trust Company, N.A., as rights agent.

The purpose of the NOL Rights Agreement is to facilitate our ability to preserve our NOLs and other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. Our ability to use these NOLs and other tax attributes would be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). A company generally experiences an ownership change if the percentage of the value of its stock owned by certain 5% shareholders, as defined in Section 382 of the Code, increases by more than 50% points over a rolling three-year period. The NOL Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person (as defined in the NOL Rights Agreement) or group of affiliated or associated persons (“Group”) from acquiring beneficial ownership of 4.9% or more of our outstanding common shares.

The rights issued under the NOL Rights Agreement will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of our 2021 annual meeting of stockholders, or other duly held stockholders’ meeting, (ii) the date on which our Board of Directors (the “Board”) determines in its sole discretion that (x) the NOL Rights Agreement is no longer necessary for the preservation of material valuable NOLs or tax attributes or (y) the NOLs and tax attributes have been fully utilized and may no longer be carried forward and (iii) the close of business on July 6, 2023.

Our Board may, in its discretion, determine that a person, entity or a certain transaction is exempt from the operation of the NOL Rights Agreement or amend the terms of the rights.

This summary description of the NOL Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement filed as an exhibit to our Current Report on Form 8-K filed on July 6, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2020 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets.  We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility for Covestro in Baytown, Texas.  Our products are sold through distributors and directly to end customers primarily throughout the U.S.

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

•

Continue Broadening of the Distribution of our Products.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets within the U.S. as well as markets outside the U.S. Additionally, we developed a pipeline of margin enhancement projects including product loading and unloading improvements, tank storage and capital to facilitate guest plant opportunities which, we expect will result in improved margins on the sales of our products.  We expect to complete these projects over the next 12 to 18 months.

•

Improve Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that continued improvement in operating performance combined with economic recovery from the COVID-19 pandemic and improved pricing for our products will be a benefit in achieving those efforts.

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

The nitrogen chemical industry continued to be pressured during the second quarter of 2020.  As a result of the COVID-19 global economic downturn and the resultant decline in energy prices, industry operating rates globally have risen, resulting in greater supply and lower fertilizer pricing.  Pricing for all major agricultural product categories was impacted by the continued oversupply of ammonia in our primary end markets, along with increased imports of some of our downstream products.  Industrial and mining sales volume declined as a result of pandemic-related weakness in demand in several of our end markets.

Looking ahead to the second half of 2020, while much of the U.S. economy has a least partially reopened, substantial uncertainty remains for the balance of the year with respect to our various end markets.  On the agricultural side, corn acres planted for the 2020 planting season are now expected to be approximately 92 million, which is below the USDA’s previous forecast of 97 million acres, but up from 2019 plants of 89 million.  However, while lower expected corn acres planted is a positive for expected ending corn inventory, reduced demand from ethanol-related consumption due to the stay-at-home orders we experienced in the U.S. combined with strong yields projected from the 2020 planting season, all point to expected higher ending corn inventory.  Higher expected corn inventory is likely to impact crop pricing and challenge fertilizer pricing for the balance of 2020.  With respect to industrial and mining sales volume, we are seeing pockets of recovery and expected continued improvement in the second half of 2020.

On the liquidity front, as of June 30, 2020, we had approximately $69.1 million of combined cash and borrowing capacity, which, we believe, provides us with ample liquidity to fund our operations and meet our obligations.

In April 2020, we received a $10 million loan through the PPP within the CARES Act stimulus package.  The funds from this loan, along with the decisive action we have taken to defer expenses and capital expenditures, have enabled us to avoid the need to furlough or terminate employees to counteract the lost volume and pricing impacts we have seen or expect as a result of the COVID-19 pandemic.  We are also evaluating additional funding options that may be available through the CARES Act stimulus package for mid-sized companies.  Also see discussions below under “Liquidity and Capital Resources.”

Settlements with Certain Vendors

As discussed in Note 1, in June 2020, EDC, one of our subsidiaries, and certain vendors mediated settlements totaling $7.6 million for EDC to recover certain costs associated with our new nitric acid plant at our El Dorado Facility. The construction of this plant was completed and began production in 2016.  Of the $7.6 million, approximately $5.7 million is classified as a reduction to cost of sales and approximately $1.9 million is classified as a reduction to PP&E. The recovery amount was applied against the original classification of the underlying costs.

NOL Rights Agreement

As discussed in Note 12, on July 6, 2020, our Board took certain actions to facilitate our ability to preserve our net NOLs and certain other tax attributes. The Board declared a dividend of one Right, which was distributed on July 16, 2020 for each share of our then outstanding Common Shares. In connection with the distribution of the Rights, we entered into the NOL Rights Agreement with our rights agent. The purpose of the NOL Rights Agreement is to facilitate our ability to preserve our NOLs and other tax attributes in order to be able to offset potential future income taxes for federal income tax purposes. Our ability to use these NOLs and other tax attributes would be substantially limited if we experience an “ownership change,” as defined in Section 382 of the Code. A company generally experiences an ownership change if the percentage of the value of its stock owned by certain 5% shareholders, as defined in Section 382 of the Code, increases by more than 50% points over a rolling three-year period. The NOL Rights Agreement is intended to reduce the likelihood of an ownership change under Section 382 of the Code by deterring any person (as defined in the NOL Rights Agreement) or Group from acquiring beneficial ownership of 4.9% or more of our outstanding common shares.

Certain Regulations Released by U.S. Treasury Department

On July 28, 2020, the U.S. Treasury Department released final regulations and proposed regulations with guidance on the business interest expense limitation under IRC Section 163(j). The Section 163(j) business interest expense limitation was modified in December 2017 by the Tax Cuts and Jobs Act, and in March 2020 by the CARES Act.  Currently, we are in the process of evaluating the effect of these regulations on our consolidated financial statements and related disclosures.

Key Industry Factors

Supply and Demand

Agricultural

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

Sales of our agricultural products were approximately 62% of our total net sales for the second quarter of 2020.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates the number of acres of corn being planted in the U.S. in 2020 to be approximately 92.0 million acres.  In addition, the USDA estimates corn production for the 2020 harvest at approximately 15.0 billion bushels, up 10 percent from the 2019 harvest.  The average yield in the U.S. is estimated at 178.5 bushels per acre, 11.1 bushels above the 2019 harvest yield of 167.4 bushels per acre.

The following July estimates are associated with the corn market:

	2021 Crop	2020 Crop		2019 Crop
	(2020 Harvest)	(2019 Harvest)	Percentage	(2018 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	92.0	89.7	2.6%	88.9	3.5%
U.S. Yield per Acre (Bushels)	178.5	167.4	6.6%	176.4	1.2%
U.S. Production (Million bushels)	15,000	13,617	10.2%	14,340	4.6%
U.S. Ending Stocks (Million metric tons)	67.3	56.4	19.3%	57.1	17.9%
World Ending Stocks (Million metric tons)	315.0	320.1	(1.6%)	312.0	1.0%

(1)

Information obtained from WASDE reports dated July 10, 2020 (“July Report”) for the 2020/2021 (“2021 Crop”), 2019/2020 (“2020 Crop”) and 2018/2019 (“2019 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2021 Crop amounts compared to the 2020 Crop amounts.
(3)	Represents the percentage change between the 2021 Crop amounts compared to the 2019 Crop amounts.

After a challenging 2019 for U.S. corn farmers, a lower 2019 harvest and a decline in the stock-to-use ratio for corn, the USDA is estimating an increase in planted corn acres for the 2020 planting season representing an approximate 3% increase in corn acres year over year. However, with the national restrictions and stay at home orders placed on traveling earlier this year, in an attempt to slow the spread of the COVID-19 pandemic, gasoline usage had been significantly curtailed causing a slowdown in production across many U.S. ethanol facilities.  With the easing of restrictions and summer driving season ramping up, demand for ethanol has somewhat improved over the last several months after bottoming out in April, however, and is expected to average well below 2019 U.S. ethanol production.  Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, representing roughly 40% of total U.S. corn demand.  As a result of overall lower expected ethanol demand, the USDA decreased corn demand from ethanol production by 575 million bushels for 2020 (compared to 2019) in their July report, an additional decrease of 200 million bushels since the April report.  This change also increases the USDA ending corn stocks forecast from the 2020 harvest compared to their previous report estimates.  This increase in ending corn stocks has added pressure on current and projected corn prices and on the number of corn acres planted this Spring and, in the Spring of 2021, which may impact fertilizer demand as early as this Fall.

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

Sales of our industrial products were approximately 28% of our total net sales for the second quarter of 2020.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are experiencing weakness and contracting in the wake of the COVID-19 pandemic and its impact on the U.S market we serve in addition to weakness in the global economy.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Sales of our mining products were approximately 10% of our total net sales for the second quarter of 2020.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Additionally, reduction in coal mining activities, due in part, to the shift from coal to natural gas in the electrical generation sector, is increasing competition within the other sectors of this market.  While we believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries, our mining sales volumes for the second quarter of 2020 were affected by overall lower customer demand in our mining markets due to COVID-19’s impact on our customer base resulting in mine closures or reductions in mining operating rates. Over the last month, we have seen a reopening of some of the closed mining operations and an increase in other mine operating rates.

Natural Gas Prices

Natural gas is the primary feedstock used to produce nitrogen fertilizers at our manufacturing facilities.  In recent years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports.  As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively affected.  Over the last several months, the COVID-19 global economic downturn and resultant decline in energy prices has lowered natural gas costs in countries where low natural gas has not been the norm.  Although the North American cost advantage has narrowed, North America is still the low-cost producer.  While we believe a recovery in global markets and easing of stay-at-home orders combined with a reduction in global natural gas production will lead to a long term increase in global natural gas prices, in the short term we believe the low price environment will continue.

We historically have purchased natural gas in the spot market, using forward purchase contracts, or through a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  During the second quarter of 2020, we also have certain forward natural gas contracts as discussed in Note 6.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	June 30,
	2020	2019
Natural gas volumes (MMBtu in millions)	7.4	7.0
Natural gas average cost per MMBtu	$1.81	$2.42

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.  However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Additionally, the Magellan ammonia pipeline, which had an annual capacity to transport approximately 900,000 tons per year, most of which was produced in Oklahoma and Texas and delivered via the pipeline in the Midwest has been permanently shut down.  Without the pipeline in place for ammonia transport, producers that relied on the pipeline to transport their ammonia now have to rely on other transportation modes, primarily trucks, but will also include rail and barge transport of ammonia.  Due to the increase in demand for ammonia trucks, during the second quarter of 2020, higher transportation costs impacted our margins since we were unable to fully pass through these costs to our customers.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Pryor Facility is currently on a two-year Turnaround cycle with the next Turnaround planned for the third quarter of 2021.  At that time, we will seek to move to a three-year Turnaround cycle.

Our El Dorado Facility is currently on a three-year Turnaround cycle with the next Turnaround planned in the third quarter of 2022.

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

Consolidated Results of the Second Quarter of 2020

Our consolidated net sales for the second quarter of 2020 were $105.0 million compared to $121.5 million for the same period in 2019.  Our consolidated operating income was $10.7 million compared to $11.3 million for the same period in 2019.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

During the second quarter of 2020, average agricultural selling prices for our ammonia, UAN and HDAN decreased 32%, 23% and 5%, respectively, compared to the same period in 2019.  As discussed above under “Key Industry Factors,” the COVID-19 economic downturn and the resultant decline in energy prices has led to lower natural gas prices globally.  This has led to an increase in operating rates for nitrogen producers around the globe, resulting in greater supply of nitrogen products and lower fertilizer pricing.  This, combined with elevated ammonia inventory levels from the inordinately inclement weather throughout the Midwest in 2019 and the closure of the Magellan ammonia pipeline in September 2019, has led to excess ammonia supply in the Southern Plains market.  UAN prices were negatively impacted by European anti-dumping duties which resulted in less exports of UAN from the U.S. and more imports of UAN from Russia and Trinidad into the United States.  HDAN prices are being impacted by the decline in the overall agricultural commodity prices.

Our second quarter 2020 average industrial selling prices for our products were lower compared to the same period of 2019 as a result of the aforementioned negative impact on the markets we serve from the COVID-19 pandemic and the elevated ammonia inventory levels.  The Tampa Ammonia pricing has leveled as the second quarter 2020 Tampa Ammonia pricing declined slightly compared to the same period in 2019, which led to a slight decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price. Our second quarter 2020 average mining selling prices were lower compared to the same period of 2019 primarily as a result of a large portion of our mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Settlements with Certain Vendors (2020 only)

As discussed above under “Recent Business Developments”, in June 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility. As a result, a recovery from these settlements was recognized during the second quarter of 2020, which includes approximately $5.7 million classified as a reduction to cost of sales.

Legal Fees

For the second quarters of 2020 and 2019, legal fees were approximately $1.4 million and $2.1 million, respectively.  The change primarily relates to fees incurred as we pursue our claims against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 5.  Due to the impact from the COVID-19 pandemic, the trial date has been delayed and we are awaiting a new trial date.  Once a new trial date is set, we expect these costs will increase as we restart preparations for the trial.

Deferred Taxes (2019 only)

For the second quarter of 2019, the benefit for income taxes was $5.7 million and the resulting increase in the effective benefit rate was primarily due to changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended June 30, 2020 and 2019 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table contains certain financial information:

	Three Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$64,997	$72,476	$(7,479)	(10)%
Industrial and mining products	40,036	49,051	(9,015)	(18)%
Total net sales	$105,033	$121,527	$(16,494)	(14)%

Gross profit:
Agricultural products (1)	$14,577	$19,323	$(4,746)	(25)%
Industrial and mining products (1)	15,751	18,027	(2,276)	(13)%
Adjusted gross profit by market (1)	30,328	37,350	(7,022)	(19)%
Depreciation and amortization (2)	(16,960)	(17,069)	109	(1)%
Turnaround expense	(11)	(604)	593
Recovery from settlements with certain vendors (3)	5,664	—	5,664
Total gross profit	19,021	19,677	(656)	(3)%
Selling, general and administrative expense	8,504	8,366	138	2%
Other income, net	(167)	(34)	(133)
Operating income	10,684	11,345	(661)	(6)%
Interest expense, net	12,476	11,315	1,161	10%
Non-operating other income, net	(128)	(868)	740
Benefit for income taxes	(1,299)	(5,733)	4,434	(77)%
Net income (loss)	$(365)	$6,631	$(6,996)	(106)%

Other information:
Gross profit percentage (4)	18.1%	16.2%	1.9%
Property, plant and equipment expenditures	$7,216	$5,751	$1,465	25%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter.”
(4)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended
	June 30,
	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$64,997	$40,036	$72,476	$49,051	$(7,479)	$(9,015)
Adjusted gross profit by market (1)	$14,577	$15,751	$19,323	$18,027	$(4,746)	$(2,276)
Adjusted gross profit percentage by market (2)	22.4%	39.3%	26.7%	36.8%	(4.3)%	2.5%

(1)

Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses and a recovery from settlements.  See reconciliation included in the financial information table above.

(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	111,860	95,183	16,677	18%
HDAN	128,018	127,124	894	1%
Ammonia	28,383	28,228	155	1%
Other	9,257	10,377	(1,120)	(11)%
Total	277,518	260,912	16,606	6%

	Three Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$163	$213	$(50)	(23)%
HDAN	$261	$275	$(14)	(5)%
Ammonia	$255	$377	$(122)	(32)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	62,108	78,697	(16,589)	(21)%
Nitric Acid	19,048	22,271	(3,223)	(14)%
Other Industrial Products	9,587	8,948	639	7%
Total	90,743	109,916	(19,173)	(17)%

Tampa Ammonia Benchmark (price per metric ton)	$234	$237	$(3)	(1)%

With respect to sales of mining products, the following table indicates the volumes sold of our major products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	44,354	47,000	(2,646)	(6)%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products as discussed above under “Items Affecting Comparability of Results of the Second Quarter.” The impact from the decline in selling prices was partially offset by an increase in sales volume of UAN primarily as a result of higher production from the Pryor Facility as a result of the new Urea reactor which was installed in the fourth quarter of 2019.

•

Industrial acids and other industrial chemical product sales decreased primarily from lower sales volumes into end markets affected by the COVID-19 pandemic. The automotive industry, a significant consumer of products that are provided by a number of our nitric acid customers were shut down during the first six weeks of the second quarter.  Although, plants returned to service in mid-May they are still not operating at full capacity.  The slowdown in the housing sector has also impacted nitric acid demand where nitric acid is used in paints, coatings and a variety of other building materials.  Additionally, the slowdown of industrial manufacturing in general has diminished consumption of power throughout the U.S., which has reduced the demand for industrial ammonia.  Further, water treatment for industrial manufacturers and municipalities has impacted our sulfuric acid volumes.

•

Mining products sales decreased primarily as the result of overall lower sales volume and selling prices for our mining products.  Sales volumes were impacted by reduced production or complete closures of gold, copper, iron ore and vanadium ore mines which impacted overall demand for mining products.  Additionally, a large portion of our mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit

As noted in the tables above, we recognized a gross profit of $19.0 million for the second quarter of 2020 compared to $19.7 million for the same period in 2019, or a decrease of $0.7 million.  Overall, our gross profit percentage increased to 18.1% compared to a gross profit of 16.2% for the same period in 2019.

Our agricultural products adjusted gross profit percentage decreased to 22.4% for the second quarter of 2020 from 26.7% for the second quarter of 2019 due primarily to decline in selling prices for all of our agricultural products, partially offset by higher sales volumes for UAN and other our major products as discussed above.

Industrial and mining products adjusted gross profit percentage increased to 39.3% for the second quarter of 2020 from 36.8% for the same period in 2019 primarily driven by a shift of product mix and by lower production costs partially offset by lower sales volumes for all of our major products as discussed above.

The net negative effect on gross profit from activity discussed above was partially offset by the result of settlements with certain vendors resulting in a recovery of approximately $5.7 million (as discussed above under “Recent Business Developments”) and approximately $4.6 million in lower natural gas costs per MMBtu.

Interest Expense, net

Interest expense for the second quarter of 2020 was $12.5 million compared to $11.3 million for the same period in 2019.  The increase relates primarily to the interest expense incurred associated with the issuance of the New Notes in 2019 as discussed in Note 4.

Benefit for Income Taxes

The benefit for income taxes for the second quarter of 2020 was $1.3 million compared to $5.7 million for the same period in 2019.  For the second quarter of 2020, the effective tax rate was impacted by adjustments made to our valuation allowances.  For the second quarter of 2019, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax law changes.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Deferred Taxes” and in Note 7.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table contains certain financial information:

	Six Months Ended
	June 30,			Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$106,455	$119,296	$(12,841)	(11)%
Industrial and mining products	81,989	96,383	(14,394)	(15)%
Total net sales	$188,444	$215,679	$(27,235)	(13)%

Gross profit:
Agricultural products (1)	$17,831	$25,776	$(7,945)	(31)%
Industrial and mining products (1)	32,625	35,703	(3,078)	(9)%
Adjusted gross profit by market (1)	50,456	61,479	(11,023)	(18)%
Depreciation and amortization (2)	(34,537)	(33,880)	(657)	2%
Turnaround expense	(11)	(604)	593
Recovery from settlements with certain vendors (3)	5,664	—	5,664
Total gross profit	21,572	26,995	(5,423)	(20)%
Selling, general and administrative expense	18,510	15,590	2,920	19%
Other income, net	(635)	(11)	(624)
Operating income	3,697	11,416	(7,719)	(68)%
Interest expense, net (4)	25,955	22,302	3,653	16%
Non-operating other income, net	(803)	(644)	(159)
Benefit for income taxes	(1,638)	(5,333)	3,695	(69)%
Net loss	$(19,817)	$(4,909)	$(14,908)	(304)%

Other information:
Gross profit percentage (5)	11.4%	12.5%	(1.1)%
Property, plant and equipment expenditures	$17,953	$12,866	$5,087	40%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter.”
(4)	Includes interest expense of $1.4 million associated with a litigation judgment issued during the first six months of 2020 as discussed in footnote (B) of Note 5.
(5)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Six Months Ended
	June 30,
	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$106,455	$81,989	$119,296	$96,383	$(12,841)	$(14,394)
Adjusted gross profit by market (1)	$17,831	$32,625	$25,776	$35,703	$(7,945)	$(3,078)
Adjusted gross profit percentage by market (2)	16.7%	39.8%	21.6%	37.0%	(4.9)%	2.8%
(1)

Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses and a recovery from settlements.  See reconciliation included in the financial information table above.

(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the agricultural products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	226,549	189,760	36,789	19%
HDAN	193,892	186,969	6,923	4%
Ammonia	48,893	47,433	1,460	3%
Other	12,203	13,705	(1,502)	(11)%
Total	481,537	437,867	43,670	10%

	Six Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$162	$218	$(56)	(26)%
HDAN	$253	$271	$(18)	(7)%
Ammonia	$251	$375	$(124)	(33)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	132,636	153,531	(20,895)	(14)%
Nitric Acid	44,871	44,646	225	1%
Other Industrial Products	20,475	17,222	3,253	19%
Total	197,982	215,399	(17,417)	(8)%

Tampa Ammonia Benchmark (price per metric ton)	$242	$258	$(16)	(6)%

With respect to sales of mining products, the following table indicates the volumes sold of our major products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	75,077	83,615	(8,538)	(10)%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products. The impact from the decline in selling prices was partially offset by an increase in sales volume of UAN as a result of higher production from the Pryor facility as a result of the new Urea reactor which was installed in the fourth quarter of 2019 and to a lesser extent increased sales volume of HDAN and ammonia compared to the spring season of 2019.

•

Industrial acids and other industrial chemical product sales decreased primarily from lower selling prices due primarily to lower Tampa Ammonia benchmark pricing.  The average Tampa ammonia pricing was approximately $16 per ton lower compared to the same period in 2019.  Additionally, sales volumes were lower into markets we serve from the COVID-19 pandemic.

•

Mining products sales decreased primarily as the result of overall lower sales volume and selling prices for our mining products.  Sales volumes were impacted by reduced production or complete closures of gold, copper, iron ore and vanadium ore mines which impacted overall demand for mining products.  A large portion of our mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit

As noted in the tables above, we recognized a gross profit $21.6 million in the first six months of 2020 compared to $27.0 million for the same period of 2019, or a decrease of approximately $5.4 million.

Our agricultural products adjusted gross profit percentage decreased to 17% during the first six months of 2020 from 22% for the first six months of 2019 due primarily to lower selling prices for all of our agricultural products, partially offset by increased sales volumes for all of our major products as discussed above.

Industrial and mining products adjusted gross profit percentage increased in the first six months of 2020 to 40% from 37% in first six months of 2019 primarily driven by a shift of product mix and lower production costs partially offset by lower overall Tampa Ammonia pricing, which averaged approximately $242 per metric ton during 2020 compared to approximately $258 per metric ton for the same period in 2019 and from the lower sales volumes for all of our major products as discussed above.

The net negative effect on gross profit from activity discussed above was partially offset by approximately $10.7 million in lower natural gas costs per MMBtu and the result of settlements with certain vendors resulting in a recovery of approximately $5.7 million (as discussed above under “Recent Business Developments”).

Selling, General and Administrative

Our SG&A expenses were $18.5 million for the first six months of 2020, an increase of $2.9 million compared to the same period in 2019.  The increase was primarily driven by professional fees including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the Second Quarter.”

Interest Expense, net

Interest expense for the first half of 2020 was $26.0 million compared to $22.3 million for the same period in 2019.  The net increase relates primarily to interest expense incurred associated with the issuance of the New Notes in 2019 as discussed in Note 4 and a litigation judgment discussed in footnote (B) of Note 5.

Benefit for Income Taxes

The benefit for income taxes for the first six months of 2020 was $1.6 million compared to $5.3 million for the same period in 2019.  For the first six months of 2020, the effective tax rate was impacted by adjustments made to our valuation allowances.   For the first six months of 2019, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax law changes.  Also see discussion above under “Items Affecting Comparability of Results of the Second Quarter-Deferred Taxes” and in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2020	2019	Change
	(In Thousands)
Net cash flows from operating activities	$19,376	$20,261	$(885)

Net cash flows from investing activities	$(17,654)	$(12,804)	$(4,850)

Net cash flows from financing activities	$32,000	$24,466	$7,534

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $19.4 million for the first half of 2020 compared to $20.3 million for the same period of 2019, a change of approximately $0.9 million.

For the first half of 2020, the net cash provided is the result of a net loss of $19.8 million plus adjustments of $34.6 million for depreciation and amortization of PP&E and other adjustments of $2.1 million and net cash provided of $2.5 million primarily from our working capital.

For the first half of 2019, the net cash provided is the result of a net loss of $4.9 million plus adjustments of $33.9 million for depreciation and amortization of PP&E and other adjustments of $3.1 million less an adjustment of $5.3 million for deferred taxes and net cash used of approximately $6.5 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $17.7 million for the first half of 2020 compared to $12.8 million for the same period of 2019, a change of $4.9 million.

For the first half of 2020 and 2019, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $32.0 million for the first half of 2020 compared to $24.5 million for the same period of 2019, a change of $7.5 million.

For the first half of 2020, the net cash provided primarily consists of proceeds of $30 million from our Working Capital Revolver Loan and proceeds of $12.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $10.5 million and payments of $0.1 million for other financing activities.

For the first half of 2019, the net cash provided primarily consists of net proceeds of $35.1 million from the New Notes, proceeds of $15.8 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $15.4 million, net payments of $10 million on the Working Capital Revolver Loan, and payments of $1.0 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	June 30,	December 31,
	2020	2019
	(In Millions)
Cash and cash equivalents	$56.5	$22.8
Long-term debt:
Working Capital Revolver Loan	$30.0	$—
Senior Secured Notes due 2023	435.0	435.0
Secured Promissory Note due 2021	3.0	4.7
Unsecured Loan Agreement due 2022	10.0	—
Secured Promissory Note due 2023	11.7	12.7
Secured Financing due 2023	12.1	13.5
Secured Loan Agreement due 2025	7.5	5.2
Other	0.1	0.2
Unamortized discount and debt issuance costs	(10.4)	(12.3)
Total long-term debt, including current portion, net	$499.0	$459.0
Series E and F redeemable preferred stock (1)	$252.9	$234.9
Total stockholders' equity	$210.6	$247.3
(1)	Liquidation preference of $259.8 million as of June 30, 2020.

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

As of June 30, 2020, we have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of June 30, 2020, our Working Capital Revolver Loan had outstanding borrowings of $30.0 million and approximately $12.6 million of availability.  We preemptively borrowed on the Working Capital Revolver Loan to ensure access to liquidity given the uncertainty surrounding the COVID-19 pandemic.

In April 2020, LSB entered into a $10 million loan under the PPP within the CARES Act stimulus package and amended by the Paycheck Protection Program Flexibility Act of 2020.  Under the terms of the PPP, an amount up to the full principal amount and any accrued interest of the loan may be forgiven based on the proceeds from the loan being spent primarily on payroll costs.  We plan to use most, if not all, of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness. Under the current terms of the PPP loan, the loan bears an annual interest rate of 1.00%. Also, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either 8-weeks or 24-weeks after disbursement of the loan. Once the SBA notifies the lender the amount of approved loan forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any. Currently the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, in part or wholly, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

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

Compliance with Long - Term Debt Covenants

As discussed below in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of June 30, 2020, no trigger event had occurred.

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

Unsecured Loan Agreement due 2022 – As discussed above and in footnote (D) of Note 4, LSB is a party to an unsecured PPP loan with a lender pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the Paycheck Protection Program Flexibility Act of 2020.

Secured Promissory Note due 2023 – EDA is party to a secured promissory note due in May 2023.  Principal and interest are payable in equal monthly installments with a final balloon payment of approximately $6.1 million.  This promissory note bears interest at a rate that is based on the monthly LIBOR rate plus a base rate for a total of 4.43%.  This promissory note is secured by the ammonia storage tank and related systems and is guaranteed by LSB.

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

Working Capital Revolver Loan – At June 30, 2020, our Working Capital Revolver Loan had outstanding borrowings of $30 million and approximately $12.6 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Redemption of Series E Redeemable Preferred – At June 30, 2020, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $259.8 million.

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

Capital Expenditures – First Six Months of 2020

For the first half of 2020, capital expenditures relating to PP&E were $18.0 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.1 million during the first six months of 2020 in connection with environmental projects.  For the remainder of 2020, we expect to incur expenses ranging from $2.0 million to $2.3 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021.  The current semi-annual compounded dividend is approximately $127.20 per share for the current aggregate semi-annual dividend of $17.8 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock.  As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of June 30, 2020, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $120.0 million.

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

As of June 30, 2020, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.4 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2020, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2020.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2019 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including a remedy of annual monitoring and the implementation of an EUC selected by the KDHE discussed under footnote 2 – Other Environmental Matters of Note 5 and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 5. Also, we recognize contingent gains when such gains are realized or when the contingencies have been resolved (generally at the time a settlement has been reached). As a result, a recovery from settlements with certain vendors was recognized during the second quarter of 2020 discussed under Contingencies of Note 1.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2020 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, at June 30, 2020 we could be exposed to embedded losses should our product costs exceed the firm sales prices.  At June 30, 2020, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. As discussed in Note 6, during the first six months of 2020, we entered into certain natural gas contracts, which are accounted for on a mark-to-market basis.  At June 30, 2020, these natural gas contracts included 1.8 million MMBtus of natural gas and therefore a $0.10 change in natural gas price would impact pre-tax operating results by approximately $0.2 million.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2020, we had $30 million outstanding borrowings on this credit facility.  We are also exposed to interest rate risk on variable rate borrowings for certain commercial loans in the amount of approximately $11.7 million.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2020.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.

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

•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the recent nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	the result of our product and market diversification strategy
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our Facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The coronavirus.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least October 2021, the Covestro Agreement.

ECU	-	Environmental Use Control.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Interim Loan	-	A loan agreement between EDC and a lender, which had borrowing availability for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SBA	-	Small Business Administration

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which matures in May 2023.

Senior Secured Notes	-	The Notes and New Notes, taken together due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and will end in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and will end in 2021 and primarily relates to corn planted and harvested in 2020.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2019 Form 10-K, filed with the SEC on February 25, 2020, and our March 31, 2020 Form 10-Q, filed with the SEC on May 7, 2020 for our discussion regarding risk factors.  There are no material changes from the risk factors disclosed in our 2019 Form 10-K and March 31, 2020 Form 10-Q, except the following addition to the risk factor styled “Pandemics or disease outbreaks, such as COVID-19, may disrupt our business, which could adversely affect our financial performance”:

Legislative, regulatory, judicial or social influences related to the COVID-19 pandemic may affect our financial performance and our ability to conduct our business.

In addition, an extended period of remote work arrangements due to the COVID-19 pandemic could exacerbate cybersecurity risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems. We are also required to effect electronic transmissions with third parties including clients, vendors and others with whom we do business, and with our Board. We believe we have implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures and perform third-party risk assessments; however, there can be no guarantee that such systems, measures, controls and procedures will be effective, that we will be able to establish secure capabilities with all of third parties, or that third parties will have appropriate controls in place to protect the confidentiality of our information. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 44.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020.	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

4.1	Section 382 Rights Agreement, dated as of July 6, 2020, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	XBRL Instance Document

101.SCH(a)	XBRL Taxonomy Extension Schema Document

101.CAL(a)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of July 2020.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)