Form 10-Q
period 2020-09-30
LSB INDUSTRIES INC
filed 2020-11-06
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 29,317,168 shares as of October 30, 2020.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2020 is unaudited)

	September 30,	December 31,
	2020	2019
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$42,094	$22,791
Accounts receivable	39,945	40,203
Allowance for doubtful accounts	(392)	(261)
Accounts receivable, net	39,553	39,942
Inventories:
Finished goods	17,637	21,738
Raw materials	1,565	1,573
Total inventories	19,202	23,311
Supplies, prepaid items and other:
Prepaid insurance	1,478	11,837
Precious metals	7,179	5,568
Supplies	25,174	24,689
Other	3,349	2,735
Total supplies, prepaid items and other	37,180	44,829
Total current assets	138,029	130,873

Property, plant and equipment, net	899,613	936,474

Other assets:
Operating lease assets	25,356	15,330
Intangible and other assets, net	6,927	5,812
	32,283	21,142

	$1,069,925	$1,088,489

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2020 is unaudited)

	September 30,	December 31,
	2020	2019
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,192	$58,477
Short-term financing	751	9,929
Accrued and other liabilities	40,957	25,484
Current portion of long-term debt	15,203	9,410
Total current liabilities	98,103	103,300

Long-term debt, net	470,751	449,634

Noncurrent operating lease liabilities	19,249	11,404

Other noncurrent accrued and other liabilities	5,596	6,214

Deferred income taxes	32,663	35,717

Commitments and contingencies (Note 5)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $268,685,000 ($242,800,000 at December 31, 2019)	262,295	234,893
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,205,000 ($3,025,000 at December 31, 2019)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,297,000 ($1,252,000 at December 31, 2019)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	198,013	196,833
Retained earnings (accumulated deficit)	(9,989)	57,632
	194,152	260,593
Less treasury stock, at cost:
Common stock, 1,966,042 shares (2,009,566 shares at December 31, 2019)	12,884	13,266
Total stockholders' equity	181,268	247,327
	$1,069,925	$1,088,489

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Thousands, Except Per Share Amounts)
Net sales	$73,969	$75,495	$262,413	$291,174
Cost of sales	75,028	85,228	241,900	273,912
Gross profit (loss)	(1,059)	(9,733)	20,513	17,262

Selling, general and administrative expense	7,068	9,115	25,578	24,705
Other expense, net	875	383	240	372
Operating loss	(9,002)	(19,231)	(5,305)	(7,815)

Interest expense, net	12,554	12,007	38,509	34,309
Non-operating other expense (income), net	216	39	(587)	(605)
Loss before benefit for income taxes	(21,772)	(31,277)	(43,227)	(41,519)
Benefit for income taxes	(1,370)	(483)	(3,008)	(5,816)
Net loss	(20,402)	(30,794)	(40,219)	(35,703)

Dividends on convertible preferred stocks	75	75	225	225
Dividends on Series E redeemable preferred stock	8,889	7,764	25,885	22,609
Accretion of Series E redeemable preferred stock	508	500	1,517	1,493
Net loss attributable to common stockholders	$(29,874)	$(39,133)	$(67,846)	$(60,030)

Basic and dilutive net loss per common share	$(1.06)	$(1.39)	$(2.41)	$(2.14)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other		30			(356)		292	(64)
Balance at March 31, 2020	31,283	(1,980)	3,000	3,128	196,972	29,369	(12,974)	219,495
Net loss						(365)		(365)
Dividend accrued on redeemable preferred stock						(8,689)		(8,689)
Accretion of redeemable preferred stock						(505)		(505)
Stock-based compensation					684			684
Other		14			(90)		90	—
Balance at June 30, 2020	31,283	(1,966)	3,000	3,128	197,566	19,810	(12,884)	210,620
Net loss						(20,402)		(20,402)
Dividend accrued on redeemable preferred stock						(8,889)		(8,889)
Accretion of redeemable preferred stock						(508)		(508)
Stock-based compensation					447			447
Balance at September 30, 2020	31,283	(1,966)	$3,000	$3,128	$198,013	$(9,989)	$(12,884)	$181,268

Balance at December 31, 2018	31,283	(2,438)	$3,000	$3,128	$198,482	$153,773	$(16,186)	$342,197
Net loss						(11,540)		(11,540)
Dividend accrued on redeemable preferred stock						(7,256)		(7,256)
Accretion of redeemable preferred stock						(496)		(496)
Stock-based compensation					612			612
Other		(76)			(144)		(546)	(690)
Balance at March 31, 2019	31,283	(2,514)	3,000	3,128	198,950	134,481	(16,732)	322,827
Net income						6,631		6,631
Dividend accrued on redeemable preferred stock						(7,589)		(7,589)
Accretion of redeemable preferred stock						(497)		(497)
Stock-based compensation					686			686
Balance at June 30, 2019	31,283	(2,514)	3,000	3,128	199,636	133,026	(16,732)	322,058
Net loss						(30,794)		(30,794)
Dividend accrued on redeemable preferred stock						(7,764)		(7,764)
Accretion of redeemable preferred stock						(500)		(500)
Stock-based compensation					501			501
Other		13			(92)		87	(5)
Balance at September 30, 2019	31,283	(2,501)	$3,000	$3,128	$200,045	$93,968	$(16,645)	$283,496

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
	(In Thousands)
Cash flows from operating activities
Net loss	$(40,219)	$(35,703)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income taxes	(3,054)	(5,797)
Depreciation and amortization of property, plant and equipment	51,957	51,575
Amortization of intangible and other assets	946	936
Stock-based compensation	1,626	1,799
Other	3,630	2,951
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(1,860)	15,511
Inventories	3,661	8,852
Prepaid insurance	10,359	9,446
Accounts payable	(11,269)	(15,257)
Accrued interest	12,083	10,886
Other assets and other liabilities	(3,145)	(4,227)
Net cash provided by operating activities	24,715	40,972

Cash flows from investing activities
Expenditures for property, plant and equipment	(22,230)	(20,455)
Proceeds from vendor settlements associated with property, plant and equipment	1,647	—
Other investing activities	364	97
Net cash used by investing activities	(20,219)	(20,358)

Cash flows from financing activities
Proceeds from revolving debt facility	30,000	5,000
Payments on revolving debt facility	(30,000)	(15,000)
Net proceeds from 9.625% senior secured notes	—	35,086
Proceeds from other long-term debt	42,570	16,830
Payments on other long-term debt	(18,397)	(12,065)
Payments of debt-related costs	(124)	(1,065)
Payments on short-term financing	(9,178)	(7,970)
Taxes paid on equity awards	(64)	(695)
Net cash provided by financing activities	14,807	20,121

Net increase in cash and cash equivalents	19,303	40,735

Cash and cash equivalents at beginning of period	22,791	26,048
Cash and cash equivalents at end of period	$42,094	$66,783

See accompanying notes.

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

In June 2020, one of our subsidiaries, El Dorado Chemical Company (“EDC”), and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed and the plant began production in 2016.  As a result of the settlements, the vendors paid EDC $4.3 million and will provide services and parts totaling $2.8 million, which amount, or portion thereof, may be paid in cash at the option of the vendors (amount included in noncurrent accounts receivable, which is classified as a noncurrent other asset at September 30, 2020).  As part of the settlements, EDC paid the vendors $2.7 million to settle $3.2 million of invoices that were held in our accounts payable.  As a result, the recovery from these settlements recognized during the nine months ended September 30, 2020 includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to property, plant and equipment (“PP&E”).

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

Recently Issued Accounting Pronouncements

ASU 2020-06 - In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). This ASU addresses the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. This ASU will be effective for us on January 1, 2024, however early adoption is permitted beginning January 1, 2021. We are evaluating the timing and the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

ASU 2020-04 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR that are expected to be discontinued.  This ASU provides exceptions and optional expedients for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR or other reference rates to be discontinued as a result of reference rate reform.  They do not apply to modifications made or hedges entered into or evaluated after December 31, 2022, unless the hedging relationships existed as of that date and optional expedients for them were elected and retained through the end of the hedging relationship.  This ASU became effective upon issuance.  We continue to evaluate the effect of this ASU and plan to utilize this relief for our debt agreements that include LIBOR rates.

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which affects general principles within Topic 740, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers.  We plan to adopt this new standard on January 1, 2021, which is not expected to have a material impact on our consolidated financial statements or related disclosures.

2. Loss Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(20,402)	$(30,794)	$(40,219)	$(35,703)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(8,889)	(7,764)	(25,885)	(22,609)
Dividend requirements on Series B Preferred	(60)	(60)	(180)	(180)
Dividend requirements on Series D Preferred	(15)	(15)	(45)	(45)
Accretion of Series E Redeemable Preferred	(508)	(500)	(1,517)	(1,493)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(29,874)	$(39,133)	$(67,846)	$(60,030)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,211,905	28,065,519	28,195,691	28,025,130

Basic and dilutive net loss per common share	$(1.06)	$(1.39)	$(2.41)	$(2.14)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Restricted stock and stock units	1,404,423	803,611	1,306,720	846,902
Convertible preferred stocks	916,666	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	124,000	124,000	124,000	124,000
	2,748,735	2,147,923	2,651,032	2,191,214

3. Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2020	2019
	(In Thousands)
Accrued interest	$19,174	$7,091
Accrued payroll and benefits	6,819	5,385
Current portion of operating lease liabilities	6,265	4,066
Accrued death and other executive benefits	2,545	2,564
Deferred revenue	2,080	3,443
Other	9,670	9,149
	46,553	31,698
Less noncurrent portion	5,596	6,214
Current portion of accrued and other liabilities	$40,957	$25,484

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2020	2019
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$—	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	2,119	4,746
Unsecured Loan Agreement due 2022, with an interest rate of 1.00% (D)	10,000	—
Secured Financing due 2023, with an interest rate of 8.32% (E)	11,425	13,476
Secured Loan Agreement due 2025, with an interest rate of 8.75% (F)	7,162	5,219
Secured Financing due 2025, with an interest rate of 8.75% (G)	29,642	—
Secured Promissory Note due 2023 (G)	—	12,705
Other	172	159
Unamortized discount, net of premium and debt issuance costs	(9,566)	(12,261)
	485,954	459,044
Less current portion of long-term debt	15,203	9,410
Long-term debt due after one year, net	$470,751	$449,634

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At September 30, 2020, our available borrowings under our Working Capital Revolver Loan were approximately $36.3 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million, less the outstanding aggregate principal amount of the unforgiven portion (as defined in the agreement) of the PPP loan discussed below within footnote (D). The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

4. Long-Term Debt (continued)

(D) In April 2020, LSB entered into a federally guaranteed loan agreement (“PPP loan”) for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020.  We applied ASC 470, Debt, to account for the PPP loan. We have used all or substantially all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either 8-weeks or 24-weeks after disbursement of the loan. Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  Currently, the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

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

(G) In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of LSB Funding. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in May 2023.

5. Commitments and Contingencies

Natural Gas Purchase Commitments – At September 30, 2020, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 4.3 million MMBtus of natural gas.  These contracts extend through February 2021 at a weighted-average cost of $2.46 per MMBtu ($10.6 million) and a weighted-average market value of $2.48 per MMBtu ($10.7 million).

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

As of September 30, 2020, our accrued liabilities for environmental matters totaled $183,000 relating primarily to the matters discussed below.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  In February 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report in August 2019. No liability has been established at September 30, 2020, in connection with this ADEQ matter.

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

Our subsidiary and Chevron have retained an environmental consultant to prepare and perform a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility.  The proposed strategy includes long-term surface and groundwater monitoring to track the natural decline in contamination.  The KDHE selected a remedy of annual monitoring and the implementation of an Environmental Use Control (“EUC”).  The final remedy, including the EUC, the finalization of the cost estimates and any required financial assurances remains under negotiation.  Additionally, the current operator of the site recently closed its operations at the site.  The change in the use of the site, from active manufacturing to a closed facility, may impact the selected remedy and remains an open item to be discussed with the KDHE. Pending the negotiation of the final remedy and any impact based on operational changes at the site, we continue to accrue our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which is included in our accrued liabilities for environmental matters discussed above.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2020, no liability reserve has been established in connection with this matter.

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

LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility.  In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global seeks damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global but such invoices were not approved by Leidos for payment.  We have requested indemnification from Leidos under the terms of our contracts, which they have denied.  As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts.  We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, gross negligence, professional negligence and gross negligence.

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

LSB intends to vigorously prosecute its claims against Leidos in Part (2) of the matter.  Due to the impact from the coronavirus disease (“COVID-19”) pandemic, the Trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

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

6.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

During the first nine months of 2020, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At September 30, 2020, our natural gas contracts included 1.0 million MMBtu of natural gas and extend through January 2021 (there were none at December 31, 2019).  The valuations of the natural gas contracts are classified as Level 2.  At September 30, 2020, the valuation inputs included the contractual weighted-average cost of $2.01 per MMBtu and the weighted-average market value of $2.53 per MMBtu.

For the three and nine months ended September 30, 2020, we recognized a $0.5 million gain and a $0.2 million loss (classified as cost of sales), respectively (none for the three and nine months ended September 30, 2019), which includes an unrealized gain of $0.8 million and $0.6 million, respectively, attributed to natural gas contracts still held at the reporting date.

Embedded Derivative

As discussed in Note 8, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At September 30, 2020 and December 31, 2019, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at September 30, 2020 and December 31, 2019, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $1.61 and $4.20 per share, respectively.

The valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.

6.  Derivatives, Hedges and Financial Instruments (continued)

For the three months ended September 30, 2020 and 2019, we recognized an unrealized gain and unrealized loss of approximately $0.1 million and $0.4 million, respectively, due to the change in fair value of the embedded derivative.  For the nine months ended September 30, 2020 and 2019, we recognized an unrealized gain of approximately $0.6 million and $0.1 million, respectively, due to the change in fair value of the embedded derivative.  These unrealized gains are included in non-operating other income.

The following details our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019:

		Fair Value Measurements at September 30, 2020 Using
Description	Total Fair Value at September 30, 2020	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value at December 31, 2019
	(In Thousands)

Assets - Supplies, prepaid items and other:
Natural gas contracts	$623	$—	$623	$—	$—
Total	$623	$—	$623	$—	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Embedded derivative	$468	$—	$—	$468	$1,084
Total	$468	$—	$—	$468	$1,084
(1)	There was no Level 3 transfer activity for the nine months ended September 30, 2020.

Other Financial Instruments

At September 30, 2020 and December 31, 2019, we did not have any financial instruments with fair values significantly different from their carrying amounts (which excludes issuance costs, if applicable), except for the Senior Secured Notes as shown below.

	September 30, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$435	$426	$435	$449

(1)Based on a quoted price of 98.0 at September 30, 2020 and 103.25 at December 31, 2019.

The Senior Secured Notes valuations are classified as Level 2.  The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

7. Income Taxes

On March 27, 2020, the President of the U.S. signed into law the CARES Act.  The CARES Act provides relief to corporate taxpayers by permitting a five year carryback of 2018-2020 net operating losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with a few other provisions.  During the three and nine months ended September 30, 2020, no material adjustments were required to the income tax benefit as a result of the enactment of the CARES Act.  On July 28, 2020, the U.S. Treasury Department released final regulations, which are effective January 1, 2021, and proposed regulations with guidance on the business interest expense limitation under Section 163(j). Currently, we are in the process of evaluating the effect of these regulations on our consolidated financial statements and related disclosures.

7.  Income Taxes (continued)

Benefit for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In Thousands)
Current:
Federal	$(4)	$—	$(4)	$—
State	27	24	50	(19)
Total Current	$23	$24	$46	$(19)

Deferred:
Federal	$(1,188)	$(668)	$(3,079)	$(501)
State	(205)	161	25	(5,296)
Total Deferred	$(1,393)	$(507)	$(3,054)	$(5,797)
Benefit for income taxes	$(1,370)	$(483)	$(3,008)	$(5,816)

For the three and nine months ended September 30, 2020 and 2019, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective rate for 2020 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2020 to be approximately $7.0 million.  We have also determined it was more-likely-than-not that a portion of our state deferred tax assets would not be able to be utilized and we estimate the valuation allowance associated with these state deferred tax assets to be recorded during 2020 will be approximately $3.7 million.

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

The tax benefit for the nine months ended September 30, 2020 was $3.0 million (7% benefit on pre-tax loss) and the tax benefit for the nine months ended September 30, 2019 was $5.8 million (14% benefit on pre-tax loss).  For the nine months ended September 30, 2020 and 2019, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2016-2019 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of September 30, 2020, the Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by 0.50% in April 2021 (b) by an additional 0.50% in April 2022 and (c) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed in Note 6.

As of September 30, 2020, the Series F Redeemable Preferred has voting rights to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2019	139,768	$234,893
Accretion relating to liquidation preference on preferred stock	—	811
Accretion for discount and issuance costs on preferred stock	—	706
Accumulated dividends	—	25,885
Balance at September 30, 2020	139,768	$262,295

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Dollars In Thousands)
Net sales:
Agricultural products	$31,986	$35,494	$138,441	$154,790
Industrial acids and other chemical products	32,372	30,552	97,137	105,579
Mining products	9,611	9,449	26,835	30,805
Total net sales	$73,969	$75,495	$262,413	$291,174

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 10 months at September 30, 2020.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $2.1 million and $3.6 million of contract liabilities as of September 30, 2020 and December 31, 2019, respectively.  For the three and nine months ended September 30, 2020 revenues of $0.6 million and $1.5 million, respectively, were recognized and included in the balance at the beginning of the respective period.  For the three and nine months ended September 30, 2019, revenues of $1.2 million and $3.2 million, respectively, were recognized and included in the balance at the beginning of the respective period.

10. Related Party Transactions

As of September 30, 2020, we have three separate outstanding financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E), (F) and (G) of Note 4.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 4.  In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.5 million at September 30, 2020.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2020	2019
	(In Thousands)
Cash refunds for:
Income taxes, net	$(319)	$(66)
Noncash continuing investing and financing activities:
Supplies and accounts payable associated with additions of property, plant and equipment	$12,974	$21,251
Dividends accrued on Series E Redeemable Preferred	$25,885	$22,609
Accretion of Series E Redeemable Preferred	$1,517	$1,493

12.  NOL Rights Agreement

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2020 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

Key Operating Initiatives for 2020

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continue Focusing on Becoming a “Best in Class” Chemical Plant Operator with respect to Safe, Reliable Operations that Produce the Highest Quality Product.
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

•

Continue Broadening the Distribution of our Products.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets within the U.S. as well as markets outside the U.S. In October 2020, we announced a new long- term nitric acid supply contract with a customer.  Under the agreement, we will supply between 70,000 to 100,000 tons of nitric acid per year, with sales beginning in the first quarter of 2021.  This contract advances our focus to leverage underutilized nitric acid production capacity at our El Dorado Facility. We also executed a new contract to capture and sell carbon dioxide out of our El Dorado Facility, where our customer is building a guest plant.  We expect to begin sales under this agreement in the fourth quarter of 2021. Additionally, early in the second quarter, we completed a key storage project that will allow us to further maximize our production of HDAN at our El Dorado Facility, which we expect to enable us to achieve higher production, a lower cost per ton and increased sales of that product during periods of more attractive pricing.

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

Recent Business Developments

COVID-19 Pandemic

All of the facilities we operate have been designated as essential critical infrastructure based on guidelines issued by the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.  Since we produce fertilizer products used by the agriculture industry, as well as chemical products required in a variety of industrial manufacturing processes, LSB has been determined to be a critical service provider, and therefore, our facilities have remained operational despite the government mandated operational limitations or business closings resulting from the federal, state and local government responses to the evolving global health crisis resulting from the COVID-19 pandemic. Management has taken significant measures to ensure the health and safety of our employees and our business continuity during this challenging situation.  For our personnel at our manufacturing facilities and retail agricultural centers, we have developed plans and procedures that have allowed them to operate in a safe manner in order to protect them, their families, our vendors and our customers.  These include daily health screenings, including temperature checks and questionnaires, use of proper personal protection equipment, regular disinfection and cleaning of equipment and workspaces, social distancing, working from home where appropriate and quarantining of employees according to specific protocols.  Our efforts have been successful to date as we have had only a small number of employees known to contract COVID-19.  We intend to maintain our discipline in this regard for however long the current health risk persists.

The nitrogen chemical industry continued to be pressured during the third quarter of 2020.  As a result of the COVID-19 global economic downturn and the resultant decline in energy prices, industry operating rates globally have risen, resulting in greater supply and lower fertilizer pricing.  Pricing for all major agricultural product categories was impacted by the continued oversupply of ammonia in our primary end markets, along with increased imports of some of our downstream products.  Industrial and mining sales volume declined as a result of pandemic-related weakness in demand in several of our end markets.

Looking ahead to the fourth quarter of 2020, while much of the U.S. economy has a least partially reopened, substantial uncertainty remains for the balance of the year with respect to our various end markets.  On the agricultural side, the fall harvest is currently picking up momentum after some delay resulting from warm weather throughout much of the country in recent weeks. Also, the corn market has recently experienced some positive indicators. The corn acres planted for the 2020 planting season are now expected to be approximately 91 million, which is up from 2019 plantings of 89 million. Also, the U.S. Department of Agriculture (the “USDA”) revised downward its estimates on U.S. ending corn inventory to 55 million metric tons compared to approximately 67 million metric tons estimated in July. In addition, demand from ethanol-related consumption has increased since the second quarter, although overall demand continues to be lower compared to 2019 due to the stay-at-home orders, we experienced in the U.S.  Lower expected corn inventory is currently improving crop pricing and may translate into higher fertilizer pricing for the balance of 2020.  However, improvements in fertilizer pricing could be tempered from additional imported fertilizers. With respect to industrial and mining sales volume, we are seeing gradual improvement in demand for nitric acid, industrial ammonia and ammonium nitrate as sectors such as automotive manufacturing, home building, and copper mining have increased activity.  Also see discussion below concerning a new long-term nitric acid supply contract with a customer.

On the liquidity front, as of September 30, 2020, we had approximately $78.4 million of combined cash and borrowing capacity, which, we believe, provides us with ample liquidity to fund our operations and meet our obligations.

As discussed in footnote (G) of Note 4, in August 2020, EDA entered into a $30 million secured financing arrangement with an affiliate of LSB Funding with an interest rate of 8.75%. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This $30 million financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in May 2023.

Also see discussions below under “Liquidity and Capital Resources.”

Long-Term Nitric Acid Supply Contract

During October 2020, EDC entered into a new long-term nitric acid supply contract with a customer. Under the agreement, EDC will supply between 70,000 to 100,000 tons of nitric acid annually.  The initial contract term extends through 2027 but includes automatic one-year renewal terms unless terminated by either party pursuant to the terms of the contract. Sales are expected to begin in the first quarter of 2021.

Key Industry Factors

Supply and Demand

Agricultural

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

Sales of our agricultural products were approximately 43% of our total net sales for the third quarter of 2020.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.  The USDA estimates the number of acres of corn being planted in the U.S. in 2020 to be approximately 91 million acres.  In addition, the USDA estimates corn production for the 2020 harvest at approximately 14.7 billion bushels, up 8 percent from the 2019 harvest.  The average yield in the U.S. is estimated at 178.4 bushels per acre, 10.9 bushels above the 2019 harvest yield of 167.5 bushels per acre.

The following October estimates are associated with the corn market:

	2021 Crop	2020 Crop		2019 Crop
	(2020 Harvest)	(2019 Harvest)	Percentage	(2018 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	91.0	89.7	1.4%	88.9	2.4%
U.S. Yield per Acre (Bushels)	178.4	167.5	6.5%	176.4	1.1%
U.S. Production (Million bushels)	14,722	13,620	8.1%	14,340	2.7%
U.S. Ending Stocks (Million metric tons)	55.0	50.7	8.5%	56.4	(2.5%)
World Ending Stocks (Million metric tons)	300.5	304.2	(1.2%)	319.8	(6.0%)

(1)

Information obtained from WASDE reports dated October 9, 2020 (“October Report”) for the 2020/2021 (“2021 Crop”), 2019/2020 (“2020 Crop”) and 2018/2019 (“2019 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2021 Crop amounts compared to the 2020 Crop amounts.
(3)	Represents the percentage change between the 2021 Crop amounts compared to the 2019 Crop amounts.

After a challenging 2019 for U.S. corn farmers, a lower 2019 harvest and a decline in the stock-to-use ratio for corn, the USDA is estimating an increase in planted corn acres for the 2020 planting season representing an approximate 1.4% increase in corn acres year over year. However, with continuing national restrictions and stay at home orders placed on traveling earlier this year, in an attempt to slow the spread of the COVID-19 pandemic, gasoline usage had been significantly curtailed causing a slowdown in production across many U.S. ethanol facilities.  With the easing of the pandemic-related restrictions and the onset of summer driving season in the third quarter, demand for ethanol improved after bottoming out in April, however, it is expected to average well below 2019 U.S. ethanol production.  Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, representing roughly 40% of total U.S. corn demand.  As compared to the USDA July report, the USDA decreased corn demand from ethanol production by 150 million bushels for 2020 as a result of overall lower expected ethanol demand.  However, the USDA also lowered expected planted acres by 1 million acres and slight decline in yield per acre.  As a result, the USDA significantly decreased the ending corn stocks forecast from the 2020 harvest to 55 million metric tons from approximately 67 million metric tons.  This decrease in ending corn stocks has elevated current and projected corn prices, which may positively impact fertilizer demand and prices for the 2020 fall and 2021 spring planting seasons.

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

Sales of our industrial products were approximately 44% of our total net sales for the third quarter of 2020.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are experiencing weakness and contracting in the wake of the COVID-19 pandemic and its impact on the U.S market we serve in addition to weakness in the global economy.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.  See discussion above concerning a new long-term nitric acid supply contract under “Recent Business Developments.”

Sales of our mining products were approximately 13% of our total net sales for the third quarter of 2020.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Additionally, reduction in coal mining activities, due in part, to the shift from coal to natural gas and renewable power sources such as wind and solar in the electrical generation sector, is increasing competition within the other sectors of this market.  We believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries. Although our mining sales volumes for the third quarter of 2020 improved compared to the same period of 2019, customer demand for the quarter was impacted due to COVID-19’s impact on our customer base which resulted in mine closures or reductions in mining operating rates.

Natural Gas Prices

Natural gas is the primary feedstock used to produce nitrogen fertilizers at our manufacturing facilities.  In recent years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports.  As a result, our competitive position and that of other North American nitrogen fertilizer producers have been positively affected.  Over the last several months, the COVID-19 global economic downturn and resultant decline in energy prices has lowered natural gas costs in countries where low natural gas has not been the norm.  Although the North American cost advantage has narrowed, North America is still the low-cost producer.  While we believe a recovery in global markets and easing of stay-at-home orders combined with a reduction in global natural gas production will lead to a long-term increase in global natural gas prices, in the short term we believe the low-price environment will continue.

We historically have purchased natural gas in the spot market, using forward purchase contracts, or through a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements.  These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity.  As noted in Note 6, we also have certain forward natural gas contracts.  We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.  The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	September 30,
	2020	2019
Natural gas volumes (MMBtu in millions)	7.4	6.0
Natural gas average cost per MMBtu	$1.98	$2.35

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.  However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Additionally, the Magellan ammonia pipeline, which had an annual capacity to transport approximately 900,000 tons per year, most of which was produced in Oklahoma and Texas and delivered via the pipeline in the Midwest has been permanently shut down.  Without the pipeline in place for ammonia transport, producers that relied on the pipeline to transport their ammonia now have to rely on other transportation modes, primarily trucks, but will also include rail and barge transport of ammonia.  Due to increases in demand for ammonia trucks during the spring and fall planting seasons, higher transportation costs have and could  continue to impact our margins, if we were unable to fully pass through these costs to our customers.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Forward Sales Contracts

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

Consolidated Results of the Third Quarter of 2020

Our consolidated net sales for the third quarter of 2020 were $74.0 million compared to $75.5 million for the same period in 2019.  Our consolidated operating loss was $9.0 million compared to $19.2 million for the same period in 2019.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

During the third quarter of 2020, average agricultural selling prices for our ammonia, UAN and HDAN decreased 26%, 22% and 18%, respectively, compared to the same period in 2019.  As discussed above under “Key Industry Factors,” the COVID-19 economic downturn and the resultant decline in energy prices has led to lower natural gas prices globally.  These factors have led to an increase in operating rates for nitrogen producers around the globe, resulting in greater supply of nitrogen products and lower fertilizer pricing.  This, combined with elevated ammonia inventory levels from the inordinately inclement weather throughout the Midwest in 2019 and the closure of the Magellan ammonia pipeline in September 2019, has led to excess ammonia supply in the Southern Plains market.  Also pricing pressures were driven by the impact of ammonia producers selling ammonia that would otherwise have been sold into the industrial market but was instead sold into the agricultural market due to the pandemic-related slowdown of the industrial market. UAN prices were negatively impacted by European anti-dumping duties, which resulted in less exports of UAN from the U.S. and more imports of UAN from Russia and Trinidad into the U.S.  HDAN prices were impacted by the overall decline in agricultural commodity prices.

Our third quarter 2020 average industrial selling prices for our products were lower compared to the same period of 2019 as a result of the aforementioned negative impact on the markets we serve from the COVID-19 pandemic and the elevated ammonia inventory levels.  The Tampa Ammonia pricing has declined 6% compared to the same period in 2019, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price. Our third quarter 2020 average mining selling prices were lower compared to the same period of 2019 primarily as a result of certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Legal Fees

For the third quarters of 2020 and 2019, legal fees were approximately $1.3 million and $3.6 million, respectively.  The change primarily relates to fees incurred as we pursue our claims against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 5.  Due to the impact from the COVID-19 pandemic, the trial date has been delayed and we are awaiting a new trial date.  Once a new trial date is set, we expect these costs will increase as we restart preparations for the trial.

Turnaround Expense (2019 only)

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

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit (loss) represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table contains certain financial information:

	Three Months Ended
	September 30,			Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$31,986	$35,494	$(3,508)	(10)%
Industrial and mining products	41,983	40,001	1,982	5%
Total net sales	$73,969	$75,495	$(1,526)	(2)%

Gross profit (loss):
Agricultural products (1)	$2,919	$3,158	$(239)	(8)%
Industrial and mining products (1)	13,418	11,990	1,428	12%
Adjusted gross profit by market (1)	16,337	15,148	1,189	8%
Depreciation and amortization (2)	(17,362)	(17,649)	287	(2)%
Turnaround expense	(34)	(7,232)	7,198
Total gross loss	(1,059)	(9,733)	8,674	(89)%
Selling, general and administrative expense	7,068	9,115	(2,047)	(22)%
Other expense, net	875	383	492
Operating loss	(9,002)	(19,231)	10,229	(53)%
Interest expense, net	12,554	12,007	547	5%
Non-operating other expense, net	216	39	177
Benefit for income taxes	(1,370)	(483)	(887)
Net loss	$(20,402)	$(30,794)	$10,392	(34)%

Other information:
Gross profit (loss) percentage (3)	(1.4)%	(12.9)%	11.5%
Property, plant and equipment expenditures	$4,277	$7,589	$(3,312)	(44)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Three Months Ended
	September 30,
	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$31,986	$41,983	$35,494	$40,001	$(3,508)	$1,982
Adjusted gross profit by market (1)	$2,919	$13,418	$3,158	$11,990	$(239)	$1,428
Adjusted gross profit percentage by market (2)	9.1%	32.0%	8.9%	30.0%	0.2%	2.0%

(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses. See reconciliation included in the financial information table above.
(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	140,524	105,847	34,677	33%
HDAN	27,800	32,248	(4,448)	(14)%
Ammonia	20,181	19,420	761	4%
Other	2,824	3,434	(610)	(18)%
Total	191,329	160,949	30,380	19%

	Three Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$138	$176	$(38)	(22)%
HDAN	$232	$282	$(50)	(18)%
Ammonia	$192	$259	$(67)	(26)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	68,366	56,854	11,512	20%
Nitric Acid	20,254	25,304	(5,050)	(20)%
Other Industrial Products	13,031	8,046	4,985	62%
Total	101,651	90,204	11,447	13%

Tampa Ammonia Benchmark (price per metric ton)	$207	$221	$(14)	(6)%

With respect to sales of mining products, the following table indicates the volumes sold of our major products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	41,469	39,305	2,164	6%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products as discussed above under “Items Affecting Comparability of Results of the Third Quarter.” Additionally, hot and very dry weather across the Southern Plains delayed the shipment of HDAN fill tons during the quarter resulting in lower overall sales volumes during the 2020 third quarter.  The impact from the decline in selling prices and lower HDAN volume was partially offset by an increase in sales volume of UAN from higher production from our Pryor Facility as a result of a new Urea reactor, which was installed in the fourth quarter of 2019 and the resultant improvement in production rates.

•

Industrial acids and other industrial product sales increased primarily from higher sales volumes of ammonia and other industrial products despite the affect from the COVID-19 pandemic on the end markets we serve. Offsetting this volume increase were lower selling prices due primarily to lower Tampa Ammonia benchmark pricing.  The average Tampa ammonia pricing was approximately $14 per ton lower compared to the same period in 2019.  Additionally, nitric acid sales volumes continue to be impacted by pandemic related market weakness in polyurethane end markets.

•

Mining products sales improved slightly driven by increased sales volumes partially offset by lower selling prices.  Certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit (Loss)

As noted in the tables above, we recognized a gross loss of $1.1 million for the third quarter of 2020 compared to $9.7 million for the same period in 2019, or an $8.7 million improvement.  Overall, our gross loss percentage was (1.4)% compared to (12.9)% for the same period in 2019.

Our agricultural products adjusted gross profit percentage increased slightly to 9.1% for the third quarter of 2020 from 8.9% for the third quarter of 2019 due primarily to higher sales volumes of UAN and lower production costs partially offset by declines in selling prices for all of our agricultural products, as discussed above.

Industrial and mining products adjusted gross profit percentage increased to 32% for the third quarter of 2020 from 30% for the same period in 2019 primarily driven by a shift of product mix, higher sales volumes of ammonia, and lower production costs partially offset by lower selling prices as discussed above.

In addition to the items discussed above, the decline in our gross loss was also impacted by approximately $2.7 million in lower natural gas costs per MMBtu.  Also, during the third quarter of 2019, we incurred Turnaround costs totaling approximately $7.2 million (no Turnarounds were performed during the same period of 2020).

Selling, General and Administrative

Our SG&A expenses were $7.1 million for the third quarter of 2020, a decrease of $2.0 million compared to the same period in 2019.  The decrease was primarily driven by lower professional fees including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the Third Quarter.”

Benefit for Income Taxes

The benefit for income taxes for the third quarter of 2020 was $1.4 million compared to $0.5 million for the same period in 2019.  For the third quarter of 2020, the effective tax rate was impacted by adjustments made to our valuation allowances.  For the third quarter of 2019, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax law changes.  The resulting effective tax rate for the third quarters of 2020 and 2019 was 7% and 2% (benefit on pre-tax loss), respectively. Also see discussion in Note 7.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table contains certain financial information:

	Nine Months Ended
	September 30,			Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$138,441	$154,790	$(16,349)	(11)%
Industrial and mining products	123,972	136,384	(12,412)	(9)%
Total net sales	$262,413	$291,174	$(28,761)	(10)%

Gross profit:
Agricultural products (1)	$20,750	$28,934	$(8,184)	(28)%
Industrial and mining products (1)	46,043	47,693	(1,650)	(3)%
Adjusted gross profit by market (1)	66,793	76,627	(9,834)	(13)%
Depreciation and amortization (2)	(51,899)	(51,529)	(370)	1%
Turnaround expense	(45)	(7,836)	7,791
Recovery from settlements with certain vendors (3)	5,664	—	5,664
Total gross profit	20,513	17,262	3,251	19%
Selling, general and administrative expense	25,578	24,705	873	4%
Other expense, net	240	372	(132)
Operating loss	(5,305)	(7,815)	2,510	(32)%
Interest expense, net (4)	38,509	34,309	4,200	12%
Non-operating other income, net	(587)	(605)	18
Benefit for income taxes	(3,008)	(5,816)	2,808
Net loss	$(40,219)	$(35,703)	$(4,516)	(13)%

Other information:
Gross profit percentage (5)	7.8%	5.9%	1.9%
Property, plant and equipment expenditures	$22,230	$20,455	$1,775	9%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion in “Contingencies” of Note 1.
(4)	Includes interest expense of $1.5 million associated with a litigation judgment issued during the first nine months of 2020 as discussed in footnote (B) of Note 5.
(5)	As a percentage of the total net sales.

The following table provides certain financial information by market (dollars in thousands):

	Nine Months Ended
	September 30,
	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$138,441	$123,972	$154,790	$136,384	$(16,349)	$(12,412)
Adjusted gross profit by market (1)	$20,750	$46,043	$28,934	$47,693	$(8,184)	$(1,650)
Adjusted gross profit percentage by market (2)	15.0%	37.1%	18.7%	35.0%	(3.7)%	2.1%
(1)

Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses and a recovery from settlements.  See reconciliation included in the financial information table above.

(2)	As a percentage of the respective net sales.

The following tables provide key operating metrics for the agricultural products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	367,073	295,607	71,466	24%
HDAN	221,692	219,217	2,475	1%
Ammonia	69,074	66,853	2,221	3%
Other	15,027	17,139	(2,112)	(12)%
Total	672,866	598,816	74,050	12%

	Nine Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$153	$203	$(50)	(25)%
HDAN	$250	$273	$(23)	(8)%
Ammonia	$233	$341	$(108)	(32)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	201,002	210,385	(9,383)	(4)%
Nitric Acid	65,125	69,950	(4,825)	(7)%
Other Industrial Products	33,506	25,268	8,238	33%
Total	299,633	305,603	(5,970)	(2)%

Tampa Ammonia Benchmark (price per metric ton)	$231	$245	$(14)	(6)%

With respect to sales of mining products, the following table indicates the volumes sold of our major products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	116,546	122,920	(6,374)	(5)%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products. The impact from the decline in selling prices was partially offset by an increase in sales volume of UAN as a result of higher production from the Pryor facility as a result of the new Urea reactor which was installed in the fourth quarter of 2019.

•

Industrial acids and other industrial product sales decreased primarily from lower selling prices due primarily to lower Tampa Ammonia benchmark pricing.  The average Tampa ammonia pricing was approximately $14 per ton lower compared to the same period in 2019.  Additionally, overall sales volumes were slightly lower into markets we serve due to the COVID-19 pandemic.

•

Mining products sales decreased primarily as the result of overall lower sales volume and selling prices for our mining products.  Sales volumes were impacted by reduced production or complete closures of gold, copper, iron ore and vanadium ore mines which impacted overall demand for mining products.  Certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit

As noted in the tables above, we recognized a gross profit $20.5 million in the first nine months of 2020 compared to $17.3 million for the same period of 2019, or an increase of approximately $3.2 million. Overall, our gross profit percentage was 7.8% compared to 5.9% for the same period in 2019.

Our agricultural products adjusted gross profit percentage decreased to 15% during the first nine months of 2020 from 18.7% for the first nine months of 2019 due primarily to lower selling prices for all of our agricultural products, partially offset by increased sales volumes for all of our major products as discussed above.

Industrial and mining products adjusted gross profit percentage increased in the first nine months of 2020 to 37.1% from 35% in first nine months of 2019 primarily driven by a shift of product mix and lower production costs partially offset by lower overall Tampa Ammonia pricing, which averaged approximately $231 per metric ton during 2020 compared to approximately $245 per metric ton for the same period in 2019 and from the lower sales volumes for all of our major products as discussed above.

The net negative effect on gross profit from activity discussed above was partially offset by approximately $13.7 million in lower natural gas costs per MMBtu and the result of settlements with certain vendors resulting in a recovery of approximately $5.7 million as discussed in Note 1. Also, during the third quarter of 2019, we incurred Turnaround costs totaling approximately $7.2 million (no Turnarounds were performed during the same period of 2020).

Selling, General and Administrative

Our SG&A expenses were $25.6 million for the first nine months of 2020, an increase of $0.9 million compared to the same period in 2019.  This net increase was primarily driven by an increase in compensation-related costs and marketing fees partially offset by lower legal fees.

Interest Expense, net

Interest expense for the first nine months of 2020 was $38.5 million compared to $34.3 million for the same period in 2019.  The net increase relates primarily to interest expense incurred associated with the issuance of the New Notes in 2019, the Secured Financing due 2023 and the Secured Financing Agreement due 2025 as discussed in Note 4 in addition to a litigation judgment discussed in footnote (B) of Note 5.

Benefit for Income Taxes

The benefit for income taxes for the first nine months of 2020 was $3.0 million compared to $5.8 million for the same period in 2019.  For the first nine months of 2020, the effective tax rate was impacted by adjustments made to our valuation allowances.   For the first nine months of 2019, the effective tax rate was impacted by adjustments made to our valuation allowances and enacted state tax law changes.  The resulting effective tax rate for the first nine months of 2020 and 2019 was 7% and 14% (benefit on pre-tax loss), respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2020	2019	Change
	(In Thousands)
Net cash flows from operating activities	$24,715	$40,972	$(16,257)

Net cash flows from investing activities	$(20,219)	$(20,358)	$139

Net cash flows from financing activities	$14,807	$20,121	$(5,314)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $24.7 million for the nine months of 2020 compared to $41.0 million for the same period of 2019, a change of $16.3 million.

For the first nine months of 2020, the net cash provided is the result of a net loss of $40.2 million plus adjustments of $52 million for depreciation and amortization of PP&E and other adjustments of $6.2 million less an adjustment of $3.1 million for deferred taxes and net cash provided of $9.8 million primarily from our working capital.

For the first nine months of 2019, the net cash provided is the result of a net loss of $35.7 million plus adjustments of $51.6 million for depreciation and amortization of PP&E and other adjustments of $5.7 million less an adjustment of $5.8 million for deferred taxes and net cash provided of approximately $25.2 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $20.2 million for the nine months of 2020 compared to $20.4 million for the same period of 2019, a change of approximately $0.2 million.

For the first nine months of 2020 and 2019, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $14.8 million for the nine months of 2020 compared to $20.1 million for the same period of 2019, a change of $5.3 million.

For the first nine months of 2020, the net cash provided primarily consists of proceeds of $42.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $27.6 million and payments of $0.2 million for other financing activities.

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

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	September 30,	December 31,
	2020	2019
	(In Millions)
Cash and cash equivalents	$42.1	$22.8
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2023	435.0	435.0
Secured Promissory Note due 2021	2.1	4.7
Unsecured Loan Agreement due 2022	10.0	—
Secured Financing due 2023	11.4	13.5
Secured Loan Agreement due 2025	7.2	5.2
Secured Loan Agreement due 2025	29.6	—
Secured Promissory Note due 2023	—	12.7
Other	0.2	0.2
Unamortized discount and debt issuance costs	(9.6)	(12.3)
Total long-term debt, including current portion, net	$485.9	$459.0
Series E and F redeemable preferred stock (1)	$262.3	$234.9
Total stockholders' equity	$181.3	$247.3
(1)	Liquidation preference of $268.7 million as of September 30, 2020.

See discussion above concerning the COVID-19 pandemic under “Recent Business Developments.”

As discussed in footnote (G) of Note 4, in August 2020, EDA entered into a $30 million secured financing arrangement with an affiliate of LSB Funding that matures in August 2025. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in May 2023.

As of September 30, 2020, we have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of September 30, 2020, our Working Capital Revolver Loan was undrawn and had approximately $36.3 million of availability.

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

Compliance with Long - Term Debt Covenants

As discussed below in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of September 30, 2020, no trigger event had occurred.

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

Unsecured Loan Agreement due 2022 – As discussed in footnote (D) of Note 4, LSB is a party to an unsecured PPP loan with a lender pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We have used all or substantially all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either 8-weeks or 24-weeks after disbursement of the loan. Once the SBA notifies the lender the amount of the loan that is approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  Currently the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

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

Secured Financing due 2025 – As discussed in footnote (G) of Note 4, EDA is party to a $30 million secured financing arrangement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At September 30, 2020, our Working Capital Revolver Loan was undrawn and had approximately $36.3 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Redemption of Series E Redeemable Preferred – At September 30, 2020, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $268.7 million.

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

Capital Expenditures – First Nine Months of 2020

For the first nine months of 2020, capital expenditures relating to PP&E were $22.2 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.9 million during the first nine months of 2020 in connection with environmental projects.  For the fourth quarter of 2020, we expect to incur expenses ranging from $0.9 million to $1.1 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board.  In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021.  The current semi-annual compounded dividend is approximately $127.20 per share for the current aggregate semi-annual dividend of $17.8 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock.  As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of September 30, 2020, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $128.9 million.

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

As of September 30, 2020, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.5 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2020, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2020.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2019 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including a remedy of annual monitoring and the implementation of an EUC selected by the KDHE discussed under footnote 2 – Other Environmental Matters of Note 5 and the lawsuits styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 5. Also, we recognize contingent gains when such gains are realized or when the contingencies have been resolved (generally at the time a settlement has been reached). As a result, a recovery from settlements with certain vendors was recognized during the first nine months of 2020 discussed under Contingencies of Note 1.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2020 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices as of September 30, 2020.  At September 30, 2020, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. As discussed in Note 6, during the first nine months of 2020, we entered into certain natural gas contracts, which are accounted for on a mark-to-market basis.  At September 30, 2020, these natural gas contracts included 1.0 million MMBtus of natural gas and therefore a $0.10 change in natural gas price would impact pre-tax operating results by approximately $0.1 million.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2020, we had no outstanding borrowings on this credit facility.  We do not have any variable rate borrowings as of September 30, 2020.  We currently do not hedge our interest rate risk associated with these variable interest loans.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2020.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.

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

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes associated with the COVID-19 pandemic;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;

•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and our Form 10-Qs for the fiscal periods ended March 31, 2020 and June 30, 2020.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

Covestro	-	The party with whom our subsidiary in Baytown has entered into an agreement for supply of nitric acid through at least October 2021, the Covestro Agreement.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U. S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, our Executive Chairman of the Board, and Barry H. Golsen, a member of the Board, entities owned by them and trusts for which they possess voting or dispositive power as trustee.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Interim Loan	-	A loan agreement between EDC and a lender, which had borrowing availability for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SBA	-	Small Business Administration

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which was paid off during August 2020 with a portion of the proceeds from the Secured Financing due 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and will end in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and will end in 2021 and primarily relates to corn planted and harvested in 2020.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2019 Form 10-K, filed with the SEC on February 25, 2020, our March 31, 2020 Form 10-Q, filed with the SEC on May 7, 2020 and our June 30, 2020 Form 10-Q, filed with the SEC on July 31, 2020 for our discussion regarding risk factors.  There are no material changes from the risk factors disclosed in our 2019 Form 10-K, March 31, 2020 Form 10-Q and June 30, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 42.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020.	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

4.1	Section 382 Rights Agreement, dated as of July 6, 2020, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent.	Exhibit 4.1 to the Company’s Form 8-K filed July 6, 2020

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with in the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 6th day of November 2020.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)