Form 10-K
period 2020-12-31
LSB INDUSTRIES INC
filed 2021-02-25
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes  ☒    No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2020, was approximately $25 million.  As a result, the Registrant is a non-accelerated filer as of December 31, 2020.  For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2020.  Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 16, 2021, the Registrant had 30,037,749 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2020 fiscal year, are incorporated by reference in Part III.

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	Selected Financial Data	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 8.	Financial Statements and Supplementary Data	44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	44

Item 9B.	Other Information	45

	PART III

	(Items 10, 11, 12, 13, and 14)	46

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2020 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	46

PART I

ITEM 1.  BUSINESS

Overview

All references to “LSB Industries,” “LSB,” “the Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries.  Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in Item 8.

The Company was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. We manufacture and market chemical products for the agricultural, industrial and mining markets.  We own and operate facilities in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and we operate a facility on behalf of a global chemical company in Baytown, Texas (the “Baytown Facility”).  Our products are sold through distributors and directly to end customers throughout the United States and parts of Mexico and Canada.

Our Business

Our business manufactures products for three principal markets:

•	Agricultural Markets: ammonia, fertilizer grade ammonium nitrate (“AN” and “HDAN”) and urea ammonia nitrate (“UAN”);
•

Industrial Markets: high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid (“DEF”); and

•	Mining Markets: industrial grade AN (“LDAN”) and AN solutions.

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

The chart below highlights representative products and applications in each of our end markets.

End Market	Products	Applications
Agricultural	UAN, HDAN and ammonia	Fertilizer and fertilizer blends for corn and other crops; NPK fertilizer blends

Industrial	Nitric acid, metallurgical and commercial grade ammonia, sulfuric acid, diesel exhaust fluid and other urea solutions, Specialty E-2 ammonium nitrate and CO2

Semi-conductor and polyurethane intermediates, ordnance; Pulp and paper, alum, water treatment, metals and vanadium processing; Power plant emissions abatement, water treatment, refrigerants, metals processing; Exhaust stream additive, horticulture / greenhouse applications; refrigeration

Mining	LDAN, AN solution and HDAN	Ammonium nitrate fuel oil (ANFO) and specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2020	2019
Percentage of consolidated net sales:
Agricultural products	51%	52%
Industrial products	38%	38%
Mining products	11%	10%
	100%	100%

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

The strategy of developing industrial and mining customers helps to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to the natural gas feedstock costs but rather reflect market conditions for like and competing nitrogen sources.  This volatility of sales pricing in our agricultural products may, from time to time, compromise our ability to recover our full cost to produce the product.  Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude us from balancing production and storage capabilities. Looking forward, we remain focused on upgrading margins by maximizing downstream production.  Our strategy calls for further development of industrial customers who assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector.

Our strategy also includes evaluating acquisitions of strategic assets or companies, mergers with other companies and investment in additional production capacity where we believe those acquisitions, mergers or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

Key Operating Initiatives for 2021

As discussed in more detail under “Key Operating Initiatives for 2021” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, we believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continue Focusing on Becoming a “Best in Class” Chemical Plant Operator with respect to Safe, Reliable Operations that Produce the Highest Quality Product.
•	Continue Broadening the Distribution of our Products.
•	Development of a Strategy to Capitalize on Ammonia Opportunities in a Renewable Energy Focused Economy.
•	Improving Our Capital Structure and Overall Cost of Capital.
•	Evaluate Acquisition of Strategic Assets or Companies.

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

The nitrogen chemical industry was under pressure during most of 2020.  As a result of the global economic downturn caused by the COVID-19 pandemic and the resultant decline in energy prices, industry operating rates increased globally, resulting in greater supply and lower fertilizer pricing.  Pricing for all major agricultural product categories was impacted by the continued oversupply of ammonia in our primary end markets, along with increased imports of some of our downstream products.  Industrial and mining sales volume declined as a result of pandemic-related weakness in demand in several of our end markets.

Looking ahead to 2021, while much of the U.S. economy has a least partially reopened, uncertainty remains with respect to our various end markets.  On the agricultural side, the corn market has recently experienced some positive indicators as discussed below under “Agricultural Market Conditions.” However, improvements in fertilizer pricing could be tempered from higher natural gas costs and additional imported fertilizers. With respect to industrial and mining sales volume, we are seeing gradual improvement in demand for nitric acid, industrial ammonia and ammonium nitrate as sectors such as automotive manufacturing, home building, and copper mining have increased activity.  Also see discussion below under “Industrial and Mining Products” concerning a new long-term nitric acid supply contract with a customer.

On the liquidity front, as of December 31, 2020, we had approximately $58.1 million of combined cash and borrowing capacity, which, we believe, provides us with ample liquidity to fund our operations and meet our current obligations. Also see discussions under “Liquidity and Capital Resources” of our MD&A.

Our Competitive Strengths

Strategically Located Chemical Assets and Long-Standing Customer Relationships

Our business benefits from highly advantageous locations with logistical and distribution benefits.  We have access to the Nustar ammonia pipeline from the U.S. Gulf at our El Dorado Facility, which provides low-cost transportation to distribution points.  The El Dorado Facility also has rail access providing favorable freight logistics to our industrial and agricultural customers and cost advantaged when selling a number of our products West of the Mississippi River.  Our Cherokee Facility is located east of the Mississippi River, allowing it to reach customers that are not freight logical for others.  Our Cherokee Facility sits adjacent to the Tennessee River, providing barge receipt and shipping access, in addition to truck and rail delivery access.  Our Pryor Facility is located in the heart of the Southern Plains with close proximity to the Port of Catoosa along with strategic rail and truck delivery access.

Advantaged Raw Material Cost Position

We produce ammonia at our El Dorado, Cherokee and Pryor Facilities, which allows us to take advantage of the spread between producing and purchasing ammonia at those facilities.

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

Agricultural Market Conditions

As discussed in more detail under “Key Industry Factors” of MD&A, the price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

Looking forward to 2021, favorable dynamics for U.S. agriculture have translated into higher prices to date for a variety of crops, including corn, which has prompted an increase in demand for fertilizers by farmers seeking to maximize yields in the coming spring planting season.  Favorable grower income in 2020, coupled with significant increase in Chinese imports of agricultural commodities, lower ending U.S. corn inventory levels, and drought conditions in South America have pushed commodity prices, including corn, to their highest level in over seven years.  According to certain industry sources, the estimated corn acres to be planted in 2021 is between 92 to 94 million.  These factors have resulted in a price rally for fertilizers over the last several months which we expect will continue through the spring planting season.

See discussion above concerning the COVID-19 pandemic under “Our Strategy.”

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

During 2020, we completed a key storage project that will allow us to further maximize our production of HDAN at our El Dorado Facility, which we expect to enable us to achieve higher production, a lower cost per ton and increased sales of that product during periods of more attractive pricing.

We develop our market position in these areas by emphasizing high quality products, customer service and technical advice.

In addition, we have an agreement with a third-party purchaser, Coffeyville Resources Nitrogen Fertilizers, LLC, (“CVR”), to market and sell a portion of our UAN.  Demand for sales under this agreement is based on the expected needs of the purchaser’s customers.  The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at our Pryor Facility.  The term of the agreement runs through June 2021, with automatic one-year extensions, subject to a 180-day advance notice of termination from CVR or a 90-day advance notice from us.

We sell most of our agricultural products at the current spot market price in effect at the time of shipment, although we periodically enter into forward sales commitments for some of these products.

Industrial and Mining Market Conditions

As discussed in more detail under “Key Industry Factors” of MD&A, in our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, metals market prices and our contractual arrangements with certain large customers.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather. Additionally, changes in natural gas prices and demand in renewable power sources, such as wind and solar in the electrical generation sector, will impact demand for our mining products and impact competition within the other sectors of this market.

Looking forward to 2021, we are seeing gradual recovery in these end markets.  As COVID-19 vaccines are increasingly distributed, demand for our products from sectors like automotive manufacturing and power generation is expected to recover to pre-pandemic levels. We expect strong metals mining prices will drive strong demand for our mining products as producers push to extract as much as possible. As it relates to the coal mining, the U.S. Energy Information Administration (“EIA”) is projecting an increase in production driven by a forecasted increase in natural gas prices for electricity generators, making coal more competitive in the electric power sector.

See discussion above concerning the COVID-19 pandemic under “Our Strategy.”

Industrial and Mining Products

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

During 2020, one of our subsidiaries, El Dorado Chemical Company (“EDC”) entered into a contract with a customer to supply nitric acid. Under the agreement, EDC will supply between 70,000 to 100,000 tons of nitric acid annually.  The initial contract term began in January 2021 and extends through 2027 but includes automatic one-year renewal terms.

In addition, EDC and Koch Fertilizer LLC (“Koch Fertilizer”) are parties to an ammonia purchase and sale agreement, under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, a portion of the ammonia that is in excess of EDC’s internal needs.  The term of the agreement runs until June 2022, with annual renewal options thereafter.

We operate the Baytown Facility on behalf of a global chemical company, and we believe it is one of the largest and most technologically advanced nitric acid manufacturing units in the U.S.  We operate and maintain this facility pursuant to a long-term operating contract.  The term of this agreement runs until June 2022 with options for renewal.

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  Our sale prices generally vary with the market price of ammonia, sulfur or natural gas, as applicable, in our pricing arrangements with customers.

Our industrial business competes based upon service, price and location of production and distribution sites, product quality and performance and provides inventory management as part of the value-added services offered to certain customers.  See our discussion concerning a new contract to capture and sell carbon dioxide out our El Dorado Facility under “Key Operating Initiatives for 2021” in our MD&A.

We also produce and sell LDAN, HDAN and AN solution to the mining industry, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal mining.  We have signed long-term contracts with certain customers that provide for the annual sale of LDAN, which a portion include various natural-gas-based pricing arrangements. One of our customers has a plant located at our El Dorado Facility.

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas.  This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities.  For 2020, we purchased approximately 30.1 million MMBtus of natural gas.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price.  Periodically, we enter into volume purchase commitments and/or forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward.  At December 31, 2020, we had natural gas contracts of approximately 11.1 million MMBtus, representing approximately 37% of our annual usage, at an average cost of $2.70 per MMBtu.  These contracts extend through December 2021.

See further discussion relating to the outlook for our business under “Key Industry Factors.”

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Austin Powder Company: CF Industries Holdings, Inc., Chemtrade Logistics L.L.C.; Cornerstone Chemical, OCI Partners NV, Dyno Nobel, a subsidiary of Incitec Pivot Limited, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Nutrien, Orica Limited; Praxair, Inc., Quad Chemical Corporation, and Trammo Inc. (some of whom are our customers), many of whom have greater financial and other resources than we do.  We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Human Capital Management

See discussion above concerning the COVID-19 pandemic under “Our Strategy.”

As of December 31, 2020, we employed 573 persons, 188 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2021 through November 2022. We believe we have good relationships with our employees.

Oversight & Management

Our success depends on the capabilities and strength of our workforce. Our Human Resources Director is responsible for developing and executing our human capital strategy. This strategy includes the acquisition, development, and retention of talent to deliver on our overall strategy. Our Chief Executive Officer (“CEO”) regularly updates our Board of Directors (“Board”) on the operation and status of these human capital activities including:

•

Training & Development – We are committed to the continued development of our employees. Quarterly reviews of operations and talent occur across all operational business units and corporate functions.  It is the responsibility of the CEO and the executive staff to review talent data on an annual basis and plan development actions to ensure succession and continuous improvement and growth.

•

Engagement – We believe that we have favorable relations with our employees. Approximately 33% of our employees are represented under collective bargaining agreements.  We take proactive measures, such as conducting employee surveys to understand and drive employee engagement.  Additionally, we conduct benefit surveys annually in an effort to ensure that any changes to benefits are improvements or add value for employees.  Each of our business units conducts roundtable discussions to develop action plans to improve the work environment. We have continued to increase our communication efforts with employees, which our workforce has recognized favorably.
•

Health and Safety – Our Health and Safety Management System continues to build to establish a consistent approach to enhance the work environment and culture at each business unit. This system is guided by a newly formed executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business team is responsible for evaluating its unique operations and applying the defined controls to engage employees and manage injury risk. We use leading and lagging metrics, such as near miss tracking, assigning potential risk consequences to events, incident tracking, and releases to monitor our performance and effectiveness across our operations and individual business teams.

Like many other companies, we have experienced challenges resulting from the COVID-19 pandemic and have focused energy and effort on protecting our employees and their families from potential virus exposure while continuing safe and compliant operations. Since the beginning of the pandemic, we established detailed plans and protocols, executed remote work arrangements, and increased communication to employees.   To date, our focused actions, which have aligned with the guidance from the Centers for Disease Control and Prevention, have not resulted in any work stoppage.

Government Laws and Regulations

Our facilities and operations are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety, many of which provide for certain performance obligations, substantial fines and criminal sanctions for violations.  Certain of these laws and regulations impose strict liability as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released.  We may be required to remediate contaminated properties currently or formerly owned or operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.

There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws.  Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us.  These laws and regulations (including enforcement policies thereunder) have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products.  Historically, our subsidiaries have incurred significant expenditures in order to comply with these laws and regulations and are reasonably expected to do so in the future.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.

Also see discussions concerning our risk factors under Item 1A of this report.

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

Section 16(a) of the Exchange Act requires our directors, officers, and beneficial owners of more than 10% of our common stock to file with the SEC reports of holdings and changes in beneficial ownership of our stock.  Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us with respect to 2020, or written representations that no Form 5 was required to be filed, we believe that during 2020 all our directors and officers and beneficial owners of more than 10% of our common stock timely filed their required Forms 3, 4, or 5.

ITEM 1A.  RISK FACTORS

1.	Risks Relating to Our Liquidity

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements or to redeem our preferred stock, which may not be successful.

Our ability to make scheduled payments on our debt obligations and our ability to satisfy the redemption obligations for our Series E cumulative redeemable Class C preferred stock (“Series E Redeemable Preferred”) depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control.  We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $435 million principal amount of our Senior Secured Notes (the “Senior Secured Notes”), or the outstanding amount of the Working Capital Revolver Loan or to pay the cumulative dividends and redemption payment on the Series E Redeemable Preferred should the holder choose to redeem it on or after October 25, 2023, that applicable optional redemption date with respect thereto.

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

Our substantial indebtedness level, including dividend requirements relating to our preferred stock, could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

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

Any of the foregoing could adversely affect our liquidity, operating results and financial condition.

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

Although we use various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur.  As a result, these planned and unplanned downtime events at our chemical facilities have in the past and could in the future adversely affect our liquidity, operating results and financial condition.

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

2.	Risks Relating to Our Business

Pandemics or disease outbreaks, such as COVID-19, have and may in the future disrupt our business, which could adversely affect our financial performance.

COVID-19 has evolved into a global pandemic and the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact. Currently, all of the facilities we own and operate have been designated as essential critical infrastructure based on guidelines issued by the United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency.  Since we produce fertilizer products used by the agriculture industry, as well as chemical products required in a variety of industrial manufacturing processes, LSB has been determined to be a critical service, and therefore, our facilities are remaining in operation despite the evolving global health crisis resulting from the COVID-19 pandemic. However, if additional mandatory closures of businesses are imposed by the federal, state and local governments to control the spread of the virus, these closures could disrupt the operations of our management, business and finance teams.  In addition, a significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for a portion or all our products. Legislative, regulatory, judicial or social influences related to the COVID-19 pandemic may affect our financial performance and our ability to conduct our business.

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

As the COVID-19 pandemic continues to impact communities, our business operations could be disrupted or delayed, and our business, financial condition, and results of operations could be adversely affected.

Terrorist attacks and other acts of violence or war, and natural disasters (such as hurricanes, etc.), have negatively affected and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Terrorist attacks in the U.S and elsewhere and natural disasters (such as hurricanes or pandemic health crises) have in the past and can in the future negatively affect our operations.  We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere.  These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition.  In addition, terrorist attacks and natural disasters may directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers.  In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively affected our operations and those of our customers.  As previously noted, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events.  If any such effects, whether anthropogenic or otherwise, were to occur in areas where we or our clients operate, they could have an adverse effect on our business, financial condition and results of operations.

A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol.  A decrease in ethanol production or an increase in ethanol imports could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

A major factor underlying the solid level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production.  Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”).  To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline.  However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers than current incentive programs.  Therefore, a decrease in ethanol production or an increase in ethanol imports could have a material adverse effect on our overall business, results of operations, financial condition and liquidity.

We are reliant on a limited number of key facilities.

Our nitrogen production is concentrated in four separate complexes.  The suspension of operations at any of these complexes could adversely affect our ability to produce our products and fulfill our commitments and could have a material adverse effect on liquidity, financial condition, results of operations and business.

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

An increase of imported agricultural products could adversely affect our business.

Russia and Ukraine both have substantial capacity to produce and export fertilizers. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors.  Imports into the U.S. from those countries has increased over the last twelve months.

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

For 2020, eight customers accounted for approximately 42% of our consolidated net sales.  The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business, results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Natural gas represents the primary raw material feedstock in the production of most of our chemical products.  Although we enter into contracts with certain customers that provide for the pass-through of raw material costs, we have a substantial amount of sales that do not provide for the pass-through of raw material costs.  Also, the spot sales prices of our agricultural products may not correlate to the cost of natural gas but rather reflect market conditions for similar and competing nitrogen sources.  This lack of correlation can compromise our ability to recover our full cost to produce the products in this market.  As a result, in the future, we may not be able to pass along to all of our customers the full amount of any increases in raw material costs.  Future price fluctuations in our raw materials may have an adverse effect on our business, financial condition, liquidity and results of operations.

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

We have suspended in the past, and could suspend in the future, production at our chemical facilities due to, among other things, the high cost or lack of availability of natural gas and other key components, which could adversely affect our competitiveness in the markets we serve.  Accordingly, our business, financial condition, liquidity and results of operations could be materially affected in the future by the lack of availability of natural gas and other key components and increase costs relating to the purchase of natural gas and other key components.

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

Our transportation and distribution activities rely on third-party providers, which subject us to risks and uncertainties beyond our control that may adversely affect our operations.

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

Cyber security risks could adversely affect our business.

As we continue to increase our dependence on information technologies to conduct our operations, including as a result of remote work environments due to COVID-19, the risks associated with cyber security also increase.  We rely on our enterprise resource planning software (“ERP”) and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions.  Additionally, third parties on whose systems we place significant reliance for the conduct of our business are also subject to cyber security risks.  We are significantly dependent upon internet connectivity and a third-party cloud hosting vendor.  We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events.  Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks.  Compromises to our information systems could have an adverse effect on our business, results of operations, liquidity and financial condition.

3.	Risks Relating to Legal, Regulatory and Compliance Matters

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

Furthermore, we are subject to litigation for which we could be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage.  If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, our business, results of operations, financial condition and liquidity could be materially adversely affected.  For further discussion of our litigation, please see “Other Pending, Threatened or Settled Litigation” in Note 8 to the Consolidated Financial Statements included in this report.

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

If we, or other companies with which we do business become subject to laws or regulations related to climate change, it could have a material adverse effect on us.  The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reduction of carbon footprints and/or greenhouse gas emissions.  Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions regarding international climate change treaties.  The federal government and some of the states and localities in which we operate have enacted certain climate change laws and regulations and/or have begun regulating carbon footprints and greenhouse gas emissions.  Although these laws and regulations have not had any known material adverse effect on us to date, they could result in substantial costs, including compliance costs, monitoring and reporting costs and capital.  Furthermore, our reputation could be damaged if we violate climate change laws or regulations.  We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition.  Lastly, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate.  These may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures.  Any of these matters could have a material adverse effect on us.

4.	Risks Relating to Debt

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

5.	Risks Relating to Human Capital

Loss of key personnel could negatively affect our business.

Our performance has been and will continue to be dependent upon the efforts of our principal executive officers.  We cannot ensure that our principal executive officers will continue to be available. Although we have employment agreements with certain of our principal executive officers, including Mark T. Behrman and Cheryl A. Maguire, we do not have employment agreements with all of our key personnel.  The loss of any of our principal executive officers could have a material adverse effect on us.  We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel.

We are subject to collective bargaining agreements with certain employees.

Approximately 33% of our employees are covered by collective bargaining agreements.  We may not be able to renew our collective bargaining agreements on terms similar to current terms or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages.  Additionally, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers in the form of higher prices may make us less competitive.

6.	Risks Relating to Shareholders

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder, owned 4,069,324 shares of common stock and one share of Series F redeemable Class C preferred stock (the “Series F Redeemable Preferred”), which has voting rights equal to 456,225 shares of common stock, which together represents approximately 15.3% of the voting power of our common stock and the Series F Redeemable Preferred as of December 31, 2020.

Jack E. Golsen (“J. Golsen”), Barry H. Golsen and certain of their related parties (collectively, the “Golsen Holders”) owned as of December 31, 2020, an aggregate of 2,531,810 shares of our common stock and 686,855 shares of our voting preferred stock (673,360 of which shares have 0.875 votes per share, or 589,190 votes), which together vote as a class and represent approximately 10.5% of the voting power (prior to conversion of the shares of voting preferred) of our issued and outstanding voting securities as of that date. The series of preferred represented by the 13,495 shares of voting preferred is convertible into an aggregate of 449,835 shares of our common stock.

Pursuant to a Board Representation and Standstill Agreement, as amended, entered into in connection with LSB Funding’s purchase of preferred stock in, LSB Funding has the right to designate two directors on our Board, and the Golsen Holders have the right to appoint two directors on our Board, subject to reduction in each case in certain circumstances.  This is in addition to their ability to vote generally in the election of directors.  As a result, each of LSB Funding and the Golsen Holders have significant influence over the election of directors to our Board.

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

We have authorized and unissued (including shares held in treasury) 45,791,355 shares of common stock and 4,090,231 shares of preferred stock as of December 31, 2020.  These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.  Although our Board of Directors (the “Board”) has not made a decision whether or not to pay dividends on our common stock in 2021, it is unlikely we will pay dividends on our common stock until we have repaid or refinanced our debt and our preferred stock.  In addition, there are certain limitations contained in our loan and securities purchase agreements that may limit our ability to pay dividends on our outstanding common stock.

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

7.	General Risk Factors

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

•	our ability to invest in projects that will generate the best returns for our stockholders
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;
•	production volumes at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due;
•	the effects of the ongoing COVID-19 pandemic and relate response; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Board	-	Board of Directors

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act.

CEO	-	Chief Executive Officer.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, LLC.

DD&A	-	Depreciation, depletion and amortization.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	U.S. Energy Information Administration

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

EUC	-	Environmental Use Control.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen and certain of their related parties identified as beneficial owners of our securities.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Interim Loan	-	A loan agreement between EDC and a lender with up to $7.5 million of available borrowing for the construction of certain equipment.

Interim Loan Period	-	The time period covered by the Interim Loan for certain equipment construction between EDC and a lender.

IRS	-	U.S. Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

NOL	-	Net Operating Loss.

Note	-	A note in the accompanying notes to the consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination.

NPK	-	Compound fertilizer products which are a solid granular fertilizer product for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.

ODEQ	-	The Oklahoma Department of Environmental Quality.

OSHA	-	Occupational Safety and Health Administration.

PAR	-	Permit Appeal Resolution

PBRS	-	Performance-based restricted stock.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

RMP	-	Risk Management Program.

RSU	-	Restricted stock unit.

SBA	-	U.S. Small Business Administration.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which matures in March 2021.

Secured Promissory Note due 2023	-	A secured promissory note between EDA and a lender which was paid off during August 2020 with a portion of the proceeds from the Secured Financing due 2025.

Senior Secured Notes	-	The Senior Secured Notes due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-

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

SG&A	-	Selling, general and administrative expense.

Transition Agreement	-	An agreement between Jack E. Golsen and LSB, dated June 30, 2017.

TSR	-	Total shareholder return.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2008 Plan	-	The 2008 Incentive Stock Plan.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and will end in 2021 and primarily relates to corn planted and harvested in 2020.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our significant properties for 2020:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	(B)
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Ammonia Production Capacity (tons)	493,000 (C)	188,000 (D)	246,000 (E)	Not Applicable

(A)

We distribute our agricultural products through 10 wholesale and retail distribution centers, with 9 of the centers located in Texas (8 of which we own and 1 of which we lease); and 1 center located in Missouri (owned).

(B)	This facility is located within a chemical production complex owned by a global chemical company.
(C)	The ammonia production capacity is based on optimal 1,350 tons per day of production for the year.
(D)	The ammonia production capacity is based on 515 tons per day of production for the year.
(E)	The ammonia production capacity is based on 675 tons per day of production for the year.

For 2020, our facilities produced approximately 827,000 tons of ammonia.  During 2020, we did not perform any ammonia plant Turnarounds at the El Dorado, Cherokee or Pryor Facilities.

Most of our real property and equipment located at our chemical facilities are being used to secure our long-term debt.  All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business and relate to domestic operations.

ITEM 3.  LEGAL PROCEEDINGS

See Legal Matters under Note 8 to the Consolidated Financial Statements included in this report.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU”.

Stockholders

As of February 16, 2021, we had approximately 382 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2021.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2020 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA (1)

	Year ended December 31,
	2020	2019	2018	2017	2016
	(In Thousands, Except Per Share Data)
Selected Statement of Operations Data in Dollars:
Net sales (2)	$351,316	$365,070	$378,160	$427,504	$374,585
Operating loss	(15,535)	(39,091)	(23,025)	(34,091)	(90,223)
Interest expense, net	51,115	46,389	43,064	37,267	30,945
Provisions (benefit) for income taxes	(4,749)	(20,924)	1,740	(40,759)	(41,956)
Loss from continuing operations	(61,911)	(63,417)	(72,226)	(30,293)	(88,133)
Income from discontinued operations, net of taxes (3)	—	—	—	1,076	200,301
Net income (loss)	(61,911)	(63,417)	(72,226)	(29,217)	112,168
Net income (loss) income attributable to common stockholders	$(99,419)	$(96,441)	$(102,741)	$(59,447)	$64,760
Income (loss) per common share attributable to common stockholders:
Basic:
Loss from continuing operations	$(3.53)	$(3.44)	$(3.74)	$(2.22)	$(5.28)
Income from discontinued operations, net of taxes	$—	$—	$—	$0.04	$7.82
Net income (loss)	$(3.53)	$(3.44)	$(3.74)	$(2.18)	$2.54
Diluted:
Loss from continuing operations	$(3.53)	$(3.44)	$(3.74)	$(2.22)	$(5.28)
Income from discontinued operations, net of taxes	$—	$—	$—	$0.04	$7.82
Net income (loss)	$(3.53)	$(3.44)	$(3.74)	$(2.18)	$2.54
Selected Balance Sheet Data in Dollars:
Total assets	$1,053,302	$1,088,489	$1,148,333	$1,189,182	$1,270,420
Long-term debt, including current portion, net	$484,190	$459,044	$425,199	$409,399	$420,220
Redeemable preferred stocks	$272,101	$234,893	$202,169	$174,959	$145,029
Stockholders' equity	$149,643	$247,327	$342,197	$438,196	$492,513
Selected Other Data in Dollars:
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)

The following selected consolidated financial data were derived from our audited consolidated financial statements and should be read in conjunction with, and are qualified by reference, to the MD&A contained in Item 7 of Part II of this report.  The financial information presented may not be indicative of our future performance.

(2)	Upon adoption of ASC 606, net sales for the years 2016 and 2017 have not been adjusted under the modified retrospective method.
(3)	See discussion of our discontinued operations in Note 2 to the Consolidated Financial Statements included in our 2017 Form 10-K, filed on February 26, 2018.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2020 consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the consolidated financial statements. Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets.  We own and operate facilities in Cherokee, Alabama; El Dorado, Arkansas; and Pryor, Oklahoma, and operate a facility on behalf of a global chemical company in Baytown, Texas.  Our products are sold through distributors and directly to end customers throughout the U.S. and parts of Mexico and Canada.

Key Operating Initiatives for 2021

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continue Focusing on Becoming a “Best in Class” Chemical Plant Operator with respect to Safe, Reliable Operations that Produce the Highest Quality Product.

▪

We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we implemented and are currently managing enhanced safety programs at our facilities that focus on improving our safety culture that will reduce risks and continuously improve our safety performance.

▪

We have several initiatives underway that we believe will improve the overall reliability of our plants and allow us to produce more products for sale while lowering our cost of production.  Those initiatives are focused on, operations excellence through enhancements in the operating procedure program, asset health monitoring optimization and asset care excellence maintenance programs, and product quality programs focused on providing products to the customer that meet the highest quality standards.

•

Continue Broadening the Distribution of our Products.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets both within and outside the U.S.

▪

In October 2020, we announced a new long-term nitric acid supply contract with a customer.  Under the agreement, we agreed to supply between 70,000 to 100,000 tons of nitric acid per year, with sales beginning the first quarter of 2021.  This contract advances our focus to leverage underutilized nitric acid production capacity at our El Dorado Facility.

▪

We also executed a new contract to capture and sell carbon dioxide out of our El Dorado Facility, where our customer is building a guest plant.  We expect to begin sales under this agreement in the fourth quarter of 2021.

▪

Additionally, early in the second quarter of 2020, we completed a key storage project that will allow us to further maximize our production of HDAN at our El Dorado Facility, which we expect to enable us to achieve higher production, a lower cost per ton and increased sales of that product during periods of more attractive pricing.

•

Development of a Strategy to Capitalize on Ammonia Opportunities in a Renewable Energy Focused Economy. As there is a heightened global focus on significantly increasing the use of renewable energy to reduce carbon emissions, we are currently developing a strategy to enter the market for low-carbon or no carbon ammonia, a rapidly emerging trend referred to as “blue-green ammonia.” Many studies have shown that ammonia is the best carrier for hydrogen, given higher energy content and relative ease of storage via hydrogen gas. Ammonia can also be used as zero carbon fuel in the maritime sector, a carbon free fertilizer and as a coal substitute in energy constrained countries. If ammonia were to be used for energy consumption globally, this would equate to 5 times the amount of current global annual production of ammonia, or approximately 50 times of the current seaborne trade. We believe we are well-placed to partake in this opportunity given the ability to retrofit our existing plants rather than the need to invest in greenfield projects thereby reducing the time to market and the upfront capital expenditures which will help the overall economics.

•

Improving Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that continued improvement in operating performance combined with improving fundamentals in the agriculture market and the continued economic recovery from the COVID-19 pandemic will be a benefit in achieving those efforts.

•

Evaluate Acquisitions of Strategic Assets or Companies. We are evaluating opportunities to acquire strategic assets or companies, mergers with other companies and investment in additional production capacity where we believe those acquisitions, mergers or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

We may not successfully implement any or all of these initiatives.  Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Business Developments-2020

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

The nitrogen chemical industry was under pressure during most of 2020.  As a result of the COVID-19 global economic downturn and the resultant decline in energy prices, industry operating rates globally have risen, resulting in greater supply and lower fertilizer pricing.  Pricing for all major agricultural product categories was impacted by the continued oversupply of ammonia in our primary end markets, along with increased imports of some of our downstream products.  In addition, our industrial and mining sales volume declined as a result of pandemic-related weakness in demand in several of our end markets.

Looking ahead to 2021, while much of the U.S. economy has a least partially reopened and we have seen a healthy recovery of the economy, we are not yet back to pre-pandemic operating levels and uncertainty still remains for some of our end markets.  With respect to our agricultural business, the corn market has experienced positive indicators beginning during the latter part of 2020. According to certain industry sources, the estimated corn acres to be planted in 2021 ranges between 92 to 94 million. Also, the U.S. Department of Agriculture (the “USDA”) currently estimates the U.S. ending corn stocks to be approximately 38.2 million metric tons, compared to 48.8 million metric tons relating to the 2020 crop. In addition, demand from ethanol-related consumption has increased since the second quarter of 2020, although overall demand continues to be lower compared to 2019 due to the stay-at-home orders, we experienced in the U.S.  Increased Chinese import of corn and lower than expected ending corn inventory is currently improving corn pricing and is driving higher fertilizer pricing thus far for the 2021 spring season.  However, improvements in fertilizer pricing could be tempered higher natural gas costs and from additional imported fertilizers. With respect to our industrial and mining business, we are seeing gradual improvement in demand for nitric acid, industrial ammonia and ammonium nitrate as sectors such as automotive manufacturing, home building, and copper mining have increased activity.  Also see discussion below concerning a new long-term nitric acid supply contract with a customer.

On the liquidity front, as of December 31, 2020, we had approximately $58.1 million of combined cash and borrowing capacity, which, we believe, provides us with ample liquidity to fund our operations and meet our current obligations.

As discussed in footnotes (D) and (G) of Note 6, in April 2020, we received a $10 million loan through the PPP within the CARES Act stimulus package.  The funds from this loan, along with the decisive action we implemented to defer expenses and capital expenditures, have enabled us to avoid the need to furlough or terminate employees to counteract the lost volume and pricing impacts we have seen or expect as a result of the COVID-19 pandemic.  Also, during August 2020, EDA entered into a $30 million secured financing arrangement with an affiliate of LSB Funding with an interest rate of 8.75%. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This $30 million financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB. A portion of the proceeds from this secured financing arrangement was used to pay off the Secured Promissory Note that was scheduled to mature in May 2023.

Also see discussions below under “Liquidity and Capital Resources.”

Long-Term Nitric Acid Supply Contract

During October 2020, EDC entered into a new long-term nitric acid supply contract with a customer. Under the agreement, EDC agreed to supply between 70,000 to 100,000 tons of nitric acid annually, with sales beginning in the first quarter of 2021.  The initial contract term extends through 2027 but includes automatic one-year renewal terms unless terminated by either party pursuant to the terms of the contract.

Settlements with Certain Vendors

As discussed in Note 8, in June 2020, EDC and certain vendors mediated settlements totaling $7.6 million for EDC to recover certain costs associated with our new nitric acid plant at our El Dorado Facility. The construction of this plant was completed and began production in 2016.  Of the $7.6 million, approximately $5.7 million is classified as a reduction to cost of sales and approximately $1.9 million is classified as a reduction to PP&E. The recovery amount was applied against the original classification of the underlying costs.

Business Development-February 2021

On February 21, 2021, we began the phased restart of our Pryor Facility, which was taken out of service on February 12, 2021 after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility.

As weather across the middle of the country has improved and temperatures have warmed, natural gas prices have normalized and supply volumes have been restored to levels required for full operation of our facilities. The Pryor Facility is in the process of restarting and we expect the facility to return to pre-shutdown production volume levels as safely and as soon as practicable.

Also, as a result of unprecedented cold weather conditions, on February 17, 2021, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility.  However, effective February 23, 2021, the force majeure was lifted and the facility’s ammonia plant is currently in production.

Notably, our Cherokee Facility was not materially impacted by the extreme cold weather and related natural gas price and supply issues and operated at targeted levels throughout February.

Key Industry Factors

Supply and Demand

Agricultural

See discussion above concerning the COVID-19 pandemic under “Business Developments-2020.”

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

For 2020 as noted in the table below, the USDA estimates the number of acres of corn planted in the U.S. was approximately 91 million acres and U.S ending stocks to be approximately 38 million metric tons, a 22% decrease from a year ago.

The following February estimates are associated with the corn market:

	2021 Crop	2020 Crop		2019 Crop
	(2020 Harvest)	(2019 Harvest)	Percentage	(2018 Harvest)	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	90.8	89.7	1.2%	88.9	2.1%
U.S. Yield per Acre (Bushels)	172.0	167.5	2.7%	176.4	(2.5%)
U.S. Production (Million bushels)	14,182	13,620	4.1%	14,340	(1.1%)
U.S. Ending Stocks (Million metric tons)	38.2	48.8	(21.7%)	56.4	(32.3%)
World Ending Stocks (Million metric tons)	286.5	303.0	(5.4%)	320.1	(10.5%)

(1)

Information obtained from WASDE report dated February 9, 2021 (“February Report”) for the 2020/2021 (“2021 Crop”), 2019/2020 (“2020 Crop”) and 2018/2019 (“2019 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2021 Crop amounts compared to the 2020 Crop amounts.
(3)	Represents the percentage change between the 2021 Crop amounts compared to the 2019 Crop amounts.

After a challenging 2019 for U.S. corn farmers, the number of planted corn acres in 2020 increased slightly and corn production increased 4% year over year. Despite the national restrictions and stay at home orders placed on traveling during 2020, in an attempt to slow the spread of the COVID-19 pandemic, the USDA estimates a slight demand increase in corn for ethanol production compared to last year. Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, representing roughly 40% of total U.S. corn demand. Lastly, due to the overall demand for corn, the USDA significantly decreased the U.S. ending corn stocks to approximately 38 million metric tons, compared to 49 million metric tons relating to the 2020 crop.

For 2021, this decrease in ending corn stocks has elevated current and projected corn prices not seen in seven years, which may positively impact fertilizer demand and prices for the spring planting season.

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

Beginning in late 2019 and into 2020, ammonia pricing was under pressure due to inordinately inclement weather, followed by sluggish industrial demand throughout 2020, as a result of pandemic related weakness, which led to increased supply and resultant lower overall pricing for ammonia. Also, in 2020, ammonia prices in the Southern Plains market were under additional pricing pressure relating to the closure of the Magellan ammonia pipeline during 2019, which also led to a build-up in ammonia supply in this market.

Beginning in the latter half of 2019 and throughout 2020, UAN prices traded at a discount to urea on a nitrogen equivalent basis, due in part to European anti-dumping duties that were imposed on imports from certain countries, including the U.S., which resulted in increased imports of UAN into the U.S. primarily from Trinidad and Russia and decreased exports from the U.S., resulting in increased overall supply in the U.S market.

Looking forward to 2021, favorable dynamics for U.S. agriculture have translated into higher prices to date for a variety of crops, including corn, which has prompted an increase in demand for fertilizers by farmers seeking to maximize yields in the coming spring planting season.  Favorable grower income in 2020, coupled with significant increase in Chinese imports of agricultural commodities, lower ending U.S. corn inventory levels, and drought conditions in South America have pushed commodity prices, including corn, to their highest level in over seven years.  According to certain industry sources, the estimated corn acres to be planted in 2021 is between 92 to 94 million. These factors have resulted in a price rally for fertilizers over the last several months, which we expect will continue through the spring planting season.

Industrial and Mining

See discussion above concerning the COVID-19 pandemic under “Business Developments-2020.”

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement despite continuing COVID-19 pandemic related difficulties in the markets we serve.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.  See discussion above concerning a new long-term nitric acid supply contract under “Business Developments-2020.”

Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Metals mining prices have seen strong pricing during 2020 which in turn we expect will drive strong demand for our mining products for 2021 as producers push to extract as much as possible. Also, although U.S. coal production decreased by 24% during 2020, the EIA is projecting a 12% increase in 2021 because of a forecast 41% increase in natural gas prices for electricity generators, making coal more competitive in the electric power sector.  We believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries.

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

	2020	2019
Natural gas volumes (MMBtu in millions)	30.1	27.4
Natural gas average cost per MMBtu	$2.09	$2.55

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations.  The financial effects of planned downtime at our plants, including Turnarounds (primarily associated with our ammonia plants), is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance and other factors.  Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance.  All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products, and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2021.

Our El Dorado and Pryor Facilities are currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2022.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products.  The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products.

Total ammonia production in 2020 was 827,000 tons.   For 2021, we are targeting total ammonia production of approximately 830,000 tons to 850,000 tons despite a 30-day Turnaround at our Cherokee Facility, which will lower ammonia production during the third quarter by approximately 15,000 tons.

We believe that our focus on continuous improvement in reliability as discussed in key operating initiatives will result in year over year improvement in ammonia production for 2021.

Forward Sales Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling.  These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon, with dates typically occurring within 12 months.  We use this program to varying degrees during the year depending on market conditions and our view of changing price environments.  Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results for 2020

Our consolidated net sales for 2020 were $351.3 million compared to $365.1 million for 2019.  Our consolidated operating loss was $15.5 million compared to $39.1 million for 2019.  The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Selling Prices

For 2020, average agricultural selling prices for our ammonia, UAN, and HDAN decreased 29%, 25% and 11%, respectively, compared to 2019.  As discussed above under “Key Industry Factors,” the COVID-19 economic downturn and the resultant decline in energy prices has led to lower natural gas prices globally.  These factors have led to an increase in operating rates for nitrogen producers around the globe, resulting in greater supply of nitrogen products and lower fertilizer pricing.  This, combined with elevated ammonia inventory levels from the inordinately inclement weather throughout the Midwest in 2019 and the closure of the Magellan ammonia pipeline in September 2019, has led to excess ammonia supply in the Southern Plains market.  Also pricing pressures were driven by the impact of ammonia producers selling ammonia that would otherwise have been sold into the industrial market but was instead sold into the agricultural market due to the pandemic-related slowdown of the industrial market. UAN prices were negatively impacted by European anti-dumping duties, which resulted in less exports of UAN from the U.S. and more imports of UAN from Russia and Trinidad into the U.S.  HDAN prices were impacted by the overall decline in agricultural commodity prices.

Our 2020 average industrial selling prices for our products were lower compared to the same period of 2019 as a result of the aforementioned negative impact on the markets we serve from the COVID-19 pandemic and the elevated ammonia inventory levels.  The Tampa Ammonia pricing declined 6% compared to 2019, which led to a decrease in industrial selling prices as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price. Our 2020 average mining selling prices were lower compared to 2019 primarily as a result of certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Legal Fees-Leidos

For 2020 and 2019, certain legal fees were approximately $5.7 million and $9.6 million, respectively.  These fees relate to claims we are pursuing against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 8.  Due to the impact from the COVID-19 pandemic, the trial date has been delayed, which resulted in reduced costs in 2020. We are awaiting a new trial date.

Settlements with Certain Vendors (2020 only)

As discussed above under “Business Developments-2020”, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility. As a result, a recovery from these settlements was recognized which includes approximately $5.7 million classified as a reduction to cost of sales.

Ammonia Plant Turnaround Activities (2019 only)

When an ammonia plant Turnaround is performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our ammonia plant Turnarounds, exclusive of the impacts due to lost production during the downtime, are shown below:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	2019 Related Period	Downtime	(In Thousands)	(In Tons)
Pryor Facility	3rd/4th Quarter	67 days	$9,088	45,000
El Dorado Facility	3rd Quarter	18 days	2,702	24,000
			$11,790	69,000

Charge Associated with Assets Held for Sale (2019 only)

In 2019, we recognized a non-cash charge of $9.7 million associated with assets held for sale, which amount is included in other expense.

Benefit for Income Taxes

For 2020, the benefit for income taxes was $4.7 million, with an effective benefit rate of 7.1%. The effective tax rate was impacted by adjustments made to our valuation allowances. For 2019, the benefit for income taxes was $20.9 million and the resulting increase in the effective benefit rate for 2019 was 24.8%, which includes changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2020 and 2019 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.  You should carefully review and consider the information in the MD&A of our 2019 Form 10-K, filed with the SEC on February 25, 2020, for an understanding of our results of operations and liquidity discussions and analysis comparing 2019 to 2018.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table contains certain financial information:

				Percentage
	2020	2019	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$180,036	$187,641	$(7,605)	(4)%
Industrial and mining products	171,280	177,429	(6,149)	(3)%
Total net sales	$351,316	$365,070	$(13,754)	(4)%

Gross profit:
Agricultural products (1)	$19,348	$28,453	$(9,105)	(32)%
Industrial and mining products (1)	61,612	58,005	3,607	6%
Adjusted gross profit by market (1)	80,960	86,458	(5,498)	(6)%
Depreciation and amortization (2)	(69,500)	(68,263)	(1,237)	2%
Turnaround expense	(76)	(13,210)	13,134
Recovery from settlements with certain vendors (3)	5,664	—	5,664
Total gross profit	17,048	4,985	12,063	242%
Selling, general and administrative expense	32,084	34,172	(2,088)	(6)%
Other expense, net	499	9,904	(9,405)
Operating loss	(15,535)	(39,091)	23,556	(60)%
Interest expense, net (4)	51,115	46,389	4,726	10%
Non-operating other expense (income), net	10	(1,139)	1,149
Benefit for income taxes	(4,749)	(20,924)	16,175
Net loss	$(61,911)	$(63,417)	$1,506	(2)%

Other information:
Gross profit percentage (5)	4.9%	1.4%	3.5%
Property, plant and equipment expenditures	$30,471	$36,081	$(5,610)	(16)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation and amortization, Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Business Developments - 2020.”
(4)	Includes interest expense of $1.6 million associated with a litigation judgment issued during 2020 as discussed in footnote (B) of Note 8.
(5)	As a percentage of total net sales.

The following table provides certain financial information by market (dollars in thousands):

	2020		2019		Change
	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products	Agricultural Products	Industrial and Mining Products
Net sales	$180,036	$171,280	$187,641	$177,429	$(7,605)	$(6,149)
Adjusted gross profit by market (1)	$19,348	$61,612	$28,453	$58,005	$(9,105)	$3,607
Adjusted gross profit percentage by market (2)	10.7%	36.0%	15.2%	32.7%	(4.5)%	3.3%
(1)

Represents a non-GAAP measure since the amount excludes depreciation and amortization, Turnaround expenses and a recovery from settlements.  See reconciliation included in the financial information table above.

(2)	As a percentage of the respective net sales.

The following tables provide key sales metrics for the agricultural products:

				Percentage
Product (tons sold)	2020	2019	Change	Change
UAN	498,738	359,905	138,833	39%
HDAN	292,679	277,820	14,859	5%
Ammonia	97,367	83,924	13,443	16%
Other	18,024	19,655	(1,631)	(8)%
Total	906,808	741,304	165,504	22%

				Percentage
Gross Average Selling Prices (price per ton)	2020	2019	Change	Change
UAN	$150	$200	$(50)	(25)%
HDAN	$237	$266	$(29)	(11)%
Ammonia	$230	$324	$(94)	(29)%

With respect to sales of industrial products, the following tables indicate key operating metrics of our major products:

				Percentage
Product (tons sold)	2020	2019	Change	Change
Ammonia	269,485	275,253	(5,768)	(2)%
Nitric Acid	94,395	99,544	(5,149)	(5)%
Other Industrial Products	47,875	35,107	12,768	36%
Total	411,755	409,904	1,851	—%

Tampa Ammonia Benchmark (price per metric ton)	$233	$248	$(15)	(6)%

With respect to sales of mining products, the following tables indicate key operating metrics of our major products:

				Percentage
Product (tons sold)	2020	2019	Change	Change
LDAN/HDAN/AN Solution	161,516	151,935	9,581	6%

Net Sales

•

Agricultural product sales decreased driven by lower selling prices for all of our agricultural products. The impact from the decline in selling prices was partially offset by an increase in sales volume of all our major agricultural products, including UAN as a result of higher production from the Pryor Facility as a result of the new Urea reactor which was installed in the fourth quarter of 2019.

•

Industrial products sales decreased primarily from lower selling prices due primarily to lower Tampa Ammonia benchmark pricing.  The average Tampa ammonia pricing was approximately $15 per ton lower compared to 2019.  Additionally, overall sales volumes were slightly higher into markets we serve, as a result of higher production, despite the impact from the COVID-19 pandemic.

•

Mining products sales increase slightly primarily as the result of overall higher sales volumes as customer demand has recently improved in certain markets we serve partially offset by lower selling prices. Certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas declines, the pricing for these products declines accordingly.

Gross Profit

As noted in the tables above, we recognized a gross profit of $17 million for 2020 compared to $5 million for 2019, or an increase of approximately $12 million.  Overall, our gross profit percentage increased to 4.9% for 2020 compared to 1.4% for 2019.

Our agricultural products adjusted gross profit percentage decreased to 11% for 2020 from 15% for 2019 due primarily to decreased selling prices for all of our agricultural products partially offset by increased sales volumes for all of our major products as discussed above.

Industrial and mining products adjusted gross profit percentage increased for 2020 to 36% from 33% for 2019 primarily driven by a shift of product mix, lower production costs and higher sales volumes of our mining products and certain industrial products partially offset by lower overall Tampa Ammonia pricing, which averaged approximately $233 per metric ton during 2020 compared to approximately $248 per metric ton for 2019 as discussed above.

The net negative effect on gross profit from activity discussed above was offset by approximately $13.9 million in lower natural gas costs per MMBtu and the result of settlements with certain vendors resulting in a recovery of approximately $5.7 million as discussed in Note 8. Also, during 2019, we incurred Turnaround costs totaling approximately $13.2 million (no Turnarounds were performed during 2020).

Selling, General and Administrative

Our SG&A expenses were $32.1 million for 2020, a decrease of $2.1 million compared to 2019.  This net decrease was primarily driven by lower professional fees of $3.3 million, including legal fees discussed above under “Items Affecting Comparability”, partially offset by an increase in compensation-related and other miscellaneous costs of $1.2 million.

Other Expense, net

Other expense for 2019 was $9.9 million primarily relating to a non-cash charge associated with assets held for sale (minimal for 2020).

Interest Expense, net

Interest expense for 2020 was $51.1 million compared to $46.4 million for 2019.  The net increase relates primarily to interest expense incurred associated with the issuance of the New Notes in 2019, the Secured Financing due 2023 and the Secured Financing Agreement due 2025 as discussed in Note 6 in addition to a litigation judgment discussed in footnote (B) of Note 8.

Benefit for Income Taxes

The benefit for income taxes for 2020 was $4.7 million compared to $20.9 million for 2019.  The resulting benefit rate for 2020 was 7.1% compared to 24.8% for 2019.  For 2020, the effective tax rate was impacted by adjustments made to our valuation allowances.  The 2019 effective tax rate was impacted primarily due to changes to the state deferred tax assets and liabilities resulting from state tax law changes enacted during 2019 and due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities. Also, see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for 2020 and 2019:

	2020	2019	Change
	(In Thousands)
Net cash flows from operating activities	$(2,513)	$2,099	$(4,612)

Net cash flows from investing activities	$(28,426)	$(35,925)	$7,499

Net cash flows from financing activities	$24,412	$30,569	$(6,157)

Net Cash Flow from Operating Activities

Net cash used by operating activities was $2.5 million for 2020 compared net cash provided of $2.1 million for 2019, a decrease of $4.6 million.

For 2020, net cash used is the result of a net loss of $61.9 million plus adjustments of $69.6 million for depreciation and amortization of PP&E, and other adjustments of $9.4 million less an adjustment of $4.8 million for deferred taxes and net cash used of approximately $14.8 million primarily from our working capital, including accounts payable, accounts receivable and prepaid deposits.

For 2019, net cash provided is the result of a net loss of $63.4 million plus adjustments of $68.3 million for depreciation and amortization of PP&E, non-cash charge of $9.7 million associated assets held for sale, and other adjustments of $7.0 million less an adjustment of $20.9 million for deferred taxes and net cash provided of approximately $1.4 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $28.4 million for 2020 compared to $35.9 million for 2019, a change of $7.5 million.

For 2020 and 2019, net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $24.4 million for 2020 compared to $30.6 million for 2019, a change of $6.2 million.

For 2020, net cash provided primarily consists of proceeds of $57.2 million from other long-term debt and insurance premium short-term financing partially offset by payments on other long-term debt and short-term financing of $32.3 million and payments of $0.5 million for other financing activities.

For 2019, net cash provided primarily consists of net proceeds of $35.1 million from the New Notes, net proceeds of $7.5 million, net of payments, from other long-term debt and insurance premium short-term financing partially offset by net payments of $10 million on the Working Capital Revolver Loan, and payments of $2.0 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	December 31,
	2020	2019
	(In Millions)
Cash and cash equivalents	$16.3	$22.8
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	—	—
Senior Secured Notes due 2023	435.0	435.0
Secured Promissory Note due 2021	1.2	4.7
Unsecured Loan Agreement due 2022 (1)	10.0	—
Secured Financing due 2023	10.7	13.5
Secured Loan Agreement due 2025	6.8	5.2
Secured Financing due 2025 (1)	28.6	—
Secured Promissory Note due 2023 (1)	—	12.7
Other	0.5	0.2
Unamortized discount and debt issuance costs	(8.6)	(12.3)
Total long-term debt, including current portion, net	484.2	$459.0
Series E and F redeemable preferred stock (2)	272.1	$234.9
Total stockholders' equity	149.6	$247.3

(1)	See discussions below under “Loan Agreements and Redeemable Preferred Stock” concerning these financing transactions during 2020.
(2)	Liquidation preference of $278.0 million as of December 31, 2020.

See discussion above concerning the COVID-19 pandemic under “Business Developments - 2020.”

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of December 31, 2020, our Working Capital Revolver Loan was undrawn and had approximately $41.8 million of availability.

We expect capital expenditures to be approximately $30 million for 2021, which includes approximately $5 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of December 31, 2020, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 – LSB has $435 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding, as discussed in footnote (B) of Note 6.  Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023.

Secured Promissory Note due 2021 – EDC is party to a secured promissory note due in March 2021.  This promissory note bears interest at the annual rate of 5.25%.  Principal and interest are payable in monthly installments.

Unsecured Loan Agreement due 2022 – As discussed in footnote (D) of Note 6, LSB is a party to an unsecured PPP loan with a lender pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We have used all or substantially all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either 8-weeks or 24-weeks after disbursement of the loan. Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  As of December 31, 2020, the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

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

Secured Financing due 2025 – As discussed in footnote (G) of Note 6, EDA is party to a $30 million secured financing arrangement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan - At December 31, 2020, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $41.8 million, based on our eligible collateral, less outstanding standby letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.

Redemption of Series E Redeemable Preferred – At December 31, 2020, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $278.0 million.

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

Also, see discussion in Note 10.

Capital Expenditures – 2020

For 2020, capital expenditures relating to PP&E were $30.5 million, which expenditures include approximately $1.8 million associated with maintaining compliance with environmental laws, regulations and guidelines.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital expenditures for 2021.

Expenses Associated with Environmental Regulatory Compliance

We are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety matters.  As a result, we incurred expenses of $4.0 million in 2020 in connection with environmental projects.  For 2021, we expect to incur expenses ranging from $4.1 million to $4.6 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the current annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate will increase beginning on April 25, 2021 as discussed in Note 10. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the current annual rate of 14%, but such annual rate will increase beginning on April 25, 2021. The current semi-annual compounded dividend is approximately $136.29 per share for the current aggregate semi-annual dividend of $19.0 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of December 31, 2020, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $138.2 million.

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

As of December 31, 2020, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.6 million. All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders and an immediate family member.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2020, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2021.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2020, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2021	2022	2023	2024	2025	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$435,000	$—	$—	$435,000	$—	$—	$—
Other	57,838	16,893	12,641	11,291	7,427	9,586	—
Total long-term debt	492,838	16,893	12,641	446,291	7,427	9,586	—

Interest payments on long-term debt (1)	114,998	45,670	44,823	22,931	1,200	374	—
Series E redeemable preferred stock (2)	139,768	—	—	139,768	—	—	—
Dividends earned - Series E redeemable preferred stock (2)	276,783	—	—	276,783	—	—	—
Capital expenditures (3)	30,000	30,000	—	—	—	—	—
Operating leases	31,468	8,585	7,398	6,422	4,799	2,319	1,945
Firm purchase commitments	10,631	10,631	—	—	—	—	—
Natural gas pipeline commitment (4)	3,780	720	720	720	720	720	180
Other contractual obligations	10,863	2,636	1,095	3,573	1,095	1,095	1,369
Other contractual obligations included in noncurrent accrued and other liabilities (5)	5,017	—	3,552	1,465	—	—	—
Total	$1,116,146	$115,135	$70,229	$897,953	$15,241	$14,094	$3,494

(1)	The estimated interest payments are based on interest rates at December 31, 2020 which debt is all fixed interest rate debt.
(2)

The Series E redeemable preferred stock (including dividends) are assumed to be redeemed and paid on the earliest possible redemption date by the holder (October 25, 2023) and that dividends are accrued until that date.

(3)	Capital expenditures include only the budgeted amounts at December 31, 2020.
(4)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(5)

The future cash flows relating to executive and death benefits are based on estimates at December 31, 2020.  The participation rights value associated with embedded derivative of our Series E redeemable preferred stock is based on the value of our common stock at December 31, 2020 and is based on the earliest possible redemption date by the holder, October 25, 2023.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values.  It is reasonably possible that the estimates and assumptions utilized as of December 31, 2020, could change in the near term.  The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

Regulatory Compliance – As discussed under “Government Laws and Regulations” in Item 1 of this report, we are subject to numerous federal, state, and local laws and regulations, including matters regarding environmental, health and safety matters. We have developed policies and procedures related to regulatory compliance.  We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance.  We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.  However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters.  We are involved in various environmental matters that require management to make estimates and assumptions, including matters discussed under footnote A of Note 8. At December 31, 2020 and 2019, liabilities totaling $0.5 million and $0.2 million, respectively, have been accrued relating to these matters.  It is also reasonably possible that the estimates and assumptions utilized as of December 31, 2020 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Income Tax – As discussed under “Income Taxes” in Note 1 and in Note 7, income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized.  Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets.  At December 31, 2020 and 2019, our valuation allowance on deferred tax assets was $64.7 million and $51.6 million, respectively.

Redeemable Preferred Stocks – Our outstanding Series E and F Redeemable Preferred are redeemable outside of our control and are classified as temporary/mezzanine equity on our consolidated balance sheet.  In addition, certain embedded features (the “embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.

Currently, the carrying values of the redeemable preferred stocks are being increased by periodic accretions (recorded to retained earnings and included in determining income or loss per share) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  Approximately $37 million of accretion (including the amount for earned dividends) was recorded to retained earnings in 2020.  At December 31, 2020, the carrying value of these redeemable preferred stocks was $272.1 million.

For the embedded derivative, changes in fair value are recorded in our statement of operations. At December 31, 2020 and 2019, we had estimated that the contingent redemption features had fair value since we had assessed that it was probable that a portion of the shares of this preferred stock would have been redeemed prior to October 25, 2023.

At December 31, 2020 and 2019, the fair value of the embedded derivative was $1.0 million and $1.1 million, respectively, primarily relating to the participation rights based on the equivalent of 303,646 shares of our common stock at $3.39 and $4.20 per share, respectively. The valuation is classified as Level 3.

Management’s judgment and estimates in the above areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are affected by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period.  At December 31, 2020, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. As discussed in Note 9, during 2020, we entered into certain natural gas contracts, which are accounted for on a mark-to-market basis.  At December 31, 2020, these natural gas contracts included 7.3 million MMBtus of natural gas and therefore a $0.10 change in natural gas price would impact pre-tax operating results by approximately $0.7 million.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of December 31, 2020, we had no outstanding borrowings on this credit facility and no other variable rate borrowings.  We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts and related weighted-average interest rates by maturity date for our interest rate sensitive debt agreements as of December 31, 2020:

	Years ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Fixed interest rate debt	$16,893	$12,641	$446,291	$7,427	$9,586	$—	$492,838
Weighted-average interest rate	9.42%	9.53%	9.54%	8.75%	8.75%	—	9.51%

(1)	The debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2020.

At December 31, 2020 and 2019, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective.  There were no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

ITEM 9B.  OTHER INFORMATION

None.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 30, 2021.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-39

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

4.1(P)	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.1 to the Company’s Form 8-K filed October 19, 2018

4.6	Certificate of Correction to Certificate of Designations of the Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc.	Exhibit 4.1 to the Company’s Form 8-K filed November 2, 2018

4.7	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.8	Certificate of Designations of Series F-1 Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.2 to the Company’s Form 8-K filed October 19, 2018

4.9	Section 382 Rights Agreement, dated as of July 6, 2020, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed July 6, 2020

4.10	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

4.11	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

4.12

Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.13	Indenture, dated as of April 25, 2018, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed April 25, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

4.14	Form of 9.625% Senior Secured Notes due 2023 (included in Exhibit 4.1).	Exhibit 4.2 to the Company’s Form 8-K filed April 25, 2018

4.15(a)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Form of Death Benefit Plan Agreement, dated April 1, 1981	Exhibit 10.2 to the Company’s Form 10-K filed March 31, 2006

10.2*	LSB Industries, Inc. Outside Directors Stock Purchase Plan, dated May 24, 1999	Exhibit 99.2 to the Company’s Form 8-K filed October 23, 2014

10.3*	LSB Industries, Inc. 2008 Incentive Stock Plan, effective June 5, 2008, as amended by First Amendment, effective June 5, 2014	Exhibit 99.3 to the Company’s Form 8-K filed June 11, 2014

10.4*	Form of Restricted Stock Agreement	Exhibit 10.3 to the Company’s Form 8-K filed January 8, 2016

10.5*	Form of Incentive Stock Option Agreement for 2008 Plan	Exhibit 10.8 to the Company’s Form 10-K filed February 29, 2016

10.6*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.7*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.8*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.9*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.10*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.11*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.12*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman	Exhibit 10.12 to the Company’s Form 10-K filed February 26, 2019

10.13*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Mark Behrman	Exhibit 10.4 to the Company’s Form 10-Q filed October 24, 2018

10.14*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.15*	Restricted Stock Agreement by and between LSB Industries, Inc. and Mark Behrman, dated as of December 31, 2015	Exhibit 10.17 to the Company’s Form 10-K filed February 29, 2016

10.16*	Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.1 to the Company’s Form 8-K/A filed January 7, 2016

10.17*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell	Exhibit 10.3 to the Company’s Form 10-Q filed October 24, 2018

10.18*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell	Exhibit 10.18 to the Company’s Form 10-K filed February 26, 2019

10.19*	General Release Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of January 14, 2019	Exhibit 10.19 to the Company’s Form 10-K filed February 26, 2019

10.20*	Restricted Stock Agreement by and between LSB Industries, Inc. and Daniel D. Greenwell, dated as of December 31, 2015	Exhibit 10.2 to the Company’s Form 8-K/A filed January 7, 2016

10.21*	Employment Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.25 to the Company’s Form 10-K filed February 29, 2016

10.22*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.5 to the Company’s Form 10-Q filed October 24, 2018

10.23*	Notice Period Extension Regarding Employment Agreement by and between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.23 to the Company’s Form 10-K filed February 26, 2019

10.24*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.25*	Restricted Stock Agreement by and between LSB Industries, Inc. and Michael Foster, dated as of January 5, 2016	Exhibit 10.26 to the Company’s Form 10-K filed February 29, 2016

10.26*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of July 21, 2016	Exhibit 10.1 to the Company’s Form 8-K filed August 2, 2016

10.27*	Employment Agreement by and between LSB Industries, Inc. and John Diesch, executed as of February 8, 2019	Exhibit 10.1 to the Company’s Form 8-K filed February 11, 2019

10.28*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.29*	Employment Agreement, dated December 20, 2019 and to be effective not later than February 3, 2020, between LSB Industries, Inc. and John Burns	Exhibit 10.30 to the Company’s Form 10-K filed February 25, 2019

10.30*	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver	Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2020

10.31*	Form of Retention Bonus Agreement	Exhibit 10.28 to the Company’s Form 10-K filed February 29, 2016

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

10.35

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

10.36

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

Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

10.37	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015

Exhibit 10.49 to the Company’s Form 10-K filed February 29, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.38	Second Amendment to Ammonia Purchase and Sale Agreement Between Koch Fertilizer, LLC and El Dorado Chemical Company, dated as of September 30, 2019	Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2019 CERTAIN CONFIDENTIAL INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED.

10.39	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company

Exhibit 10.1 to the Company’s Form 10-Q filed August 8, 2016

CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33783.  DATED AUGUST 30, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.40

Stock Purchase Agreement by and among Consolidated Industries L.L.C.  The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Industrier AB (publ), dated as of May 11, 2016.

Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2016

10.41

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.42	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.43	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.44	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.45	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.46	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.47	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.48

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

10.49

Second Amended and Restated Loan and Security Agreement, dated December 31, 2013, by and among LSB Industries, Inc., each of its subsidiaries that are signatories thereto, the lenders signatories thereto, and Wells Fargo Capital Finance, LLC

Exhibit 4.9 to the Company’s Form 10-K filed February 27, 2014

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.50

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

10.51

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

10.52

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.53

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

10.54

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

Exhibit 4.1 to the Company’s Form 8-K filed February 28, 2019

10.55

Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 20, 2020, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors

Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2020

10.56	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

10.57	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016

10.58	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.59	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

10.60

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.61

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.62	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.63	Securities Purchase Agreement by and among LSB Industries, Inc., LSB Funding LLC, and Security Benefit Corporation, dated as of December 4, 2015	Exhibit 10.1 to the Company’s Form 8-K filed December 8, 2015

10.64

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.65	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.66	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.67	Securities Exchange Agreement, dated as of October 18, 2018, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2018

10.68*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.69

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.70

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith
(P)	Paper copy filed

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
February 25, 2021		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 25, 2021		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
February 25, 2021		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	By:	/s/ Harold L. Rieker Jr.
February 25, 2021		Harold L. Rieker Jr., Vice President - Financial Reporting (Principal Accounting Officer)

Dated:	By:	/s/ Richard W. Roedel
February 25, 2021		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 25, 2021		Jonathan S. Bobb, Director

Dated:	By:	/s/ Barry H. Golsen
February 25, 2021		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 25, 2021		Kanna Kitamura, Director

Dated:	By:	/s/ Steven L. Packebush
February 25, 2021		Steven L. Packebush, Director

Dated:	By:	/s/ Diana M. Peninger
February 25, 2021		Diana M. Peninger, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 25, 2021		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 25, 2021		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02 (Topic 842)

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the December 31, 2019 financial statements to reflect the accounting method change due to the adoption of ASU 2016-02 Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial report. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Pending, threatened, or settled litigation

Description of the matter

As discussed in Note 8 to the consolidated financial statements, the Company is involved in various claims, legal proceedings, and other disputes that require management to make assessments relating to future outcomes. Based on the Company’s assessment, contingent losses are accrued when such losses are probable and reasonably estimable. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

Auditing management’s accounting for, and disclosure of, pending, threatened, or settled litigation is challenging because management’s evaluation of the likelihood and amount of potential loss is highly subjective and requires significant judgment.  The determination is sensitive to the uncertainties related to the outcome of the contingency, the status and uncertainty of the litigation and/or the appeals process, and the status of any settlement discussions associated with the contingent matter

How we addressed the matter in our audit

To test the Company’s legal contingencies and the related disclosures, our audit procedures included, among others, assessing the completeness of the litigation matters, legal claims and other disputes subject to evaluation by the Company, evaluating the Company’s assessment of the probability of outcome, and disclosure of probable and reasonably possible losses. As part of these procedures, we read the minutes of the meetings of the committees of the board of directors, read summaries of rulings and/or settlement agreements, evaluated the responses of internal and external legal counsel confirmation letters, inquired of internal legal counsel to understand developments and progression in potential settlement discussions, requested and obtained written representations from executives of the Company related to contingent matters, and evaluated the Company’s disclosures for consistency with our understanding of the Company’s contingent matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1968.

Oklahoma City, Oklahoma

February 25, 2021

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2020	2019
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$16,264	$22,791
Accounts receivable	42,929	40,203
Allowance for doubtful accounts	(378)	(261)
Accounts receivable, net	42,551	39,942
Inventories:
Finished goods	17,778	21,738
Raw materials	1,795	1,573
Total inventories	19,573	23,311
Supplies, prepaid items and other:
Prepaid insurance	12,315	11,837
Precious metals	6,787	5,568
Supplies	25,288	24,689
Other	6,802	2,735
Total supplies, prepaid items and other	51,192	44,829
Total current assets	129,580	130,873

Property, plant and equipment, net	891,198	936,474

Other assets:
Operating lease assets	26,403	15,330
Intangible and other assets, net	6,121	5,812
	32,524	21,142

	$1,053,302	$1,088,489

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2020	2019
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,551	$58,477
Short-term financing	13,576	9,929
Accrued and other liabilities	30,367	25,484
Current portion of long-term debt	16,801	9,410
Total current liabilities	107,295	103,300

Long-term debt, net	467,389	449,634

Noncurrent operating lease liabilities	19,845	11,404

Other noncurrent accrued and other liabilities	6,090	6,214

Deferred income taxes	30,939	35,717

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $277,982,000 ($242,800,000 at December 31, 2019)	272,101	234,893
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,265,000 ($3,025,000 at December 31, 2019)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,312,000 ($1,252,000 at December 31, 2019)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	198,215	196,833
Retained earnings (accumulated deficit)	(41,487)	57,632
	162,856	260,593
Less treasury stock, at cost:
Common stock, 2,074,565 shares (2,009,566 shares at December 31, 2019)	13,213	13,266
Total stockholders' equity	149,643	247,327
	$1,053,302	$1,088,489

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019	2018
	(In Thousands, Except Per Share Amounts)
Net sales	$351,316	$365,070	$378,160
Cost of sales	334,268	360,085	362,325
Gross profit	17,048	4,985	15,835

Selling, general and administrative expense	32,084	34,172	40,811
Other expense (income), net	499	9,904	(1,951)
Operating loss	(15,535)	(39,091)	(23,025)

Interest expense, net	51,115	46,389	43,064
Loss on extinguishment of debt	—	—	5,951
Non-operating other expense (income), net	10	(1,139)	(1,554)

Loss before provision (benefit) for income taxes	(66,660)	(84,341)	(70,486)
Provision (benefit) for income taxes	(4,749)	(20,924)	1,740
Net loss	(61,911)	(63,417)	(72,226)

Dividends on convertible preferred stocks	300	300	300
Dividends on Series E redeemable preferred stock	35,182	30,729	26,840
Accretion of Series E redeemable preferred stock	2,026	1,995	3,375
Net loss attributable to common stockholders	$(99,419)	$(96,441)	$(102,741)

Basic and diluted net loss per common share	$(3.53)	$(3.44)	$(3.74)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2017	31,281	(2,662)	$3,000	$3,128	$193,956	$256,214	$(18,102)	$438,196
Net loss						(72,226)		(72,226)
Dividend accrued on redeemable preferred stock						(26,840)		(26,840)
Accretion of redeemable preferred stock						(3,375)		(3,375)
Stock-based compensation					8,358			8,358
Issuance of restricted stock, net		224			(3,852)		1,916	(1,936)
Other	2				20			20
Balance at December 31, 2018	31,283	(2,438)	3,000	3,128	198,482	153,773	(16,186)	342,197
Net loss						(63,417)		(63,417)
Dividend accrued on redeemable preferred stock						(30,729)		(30,729)
Accretion of redeemable preferred stock						(1,995)		(1,995)
Stock-based compensation					2,220			2,220
Issuance of restricted stock, net		428			(3,869)		2,920	(949)
Balance at December 31, 2019	31,283	(2,010)	3,000	3,128	196,833	57,632	(13,266)	247,327
Net loss						(61,911)		(61,911)
Dividend accrued on redeemable preferred stock						(35,182)		(35,182)
Accretion of redeemable preferred stock						(2,026)		(2,026)
Stock-based compensation					1,761			1,761
Issuance of restricted and unrestricted stock, net		58			(379)		379	—
Acquisition of shares withheld for employee taxes		(123)					(326)	(326)
Balance at December 31, 2020	31,283	(2,075)	$3,000	$3,128	$198,215	$(41,487)	$(13,213)	$149,643

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from continuing operating activities
Net loss	$(61,911)	$(63,417)	$(72,226)
Adjustments to reconcile net loss to net cash provided (used) by continuing operating activities:
Deferred income taxes	(4,778)	(20,895)	1,825
Depreciation and amortization of property, plant and equipment	69,581	68,325	70,266
Amortization of intangible and other assets	1,260	1,249	2,361
Loss (gain) on sales of property and equipment	636	678	(1,637)
Loss associated with assets held for sale	—	9,701	—
Stock-based compensation	1,761	2,220	8,358
Loss associated with commodity contracts	1,613	—	—
Charge on extinguishment of debt	—	—	5,951
Other	4,081	2,794	2,098
Cash provided (used) by changes in assets and liabilities (net of effects of discontinued operations):
Accounts receivable	(4,702)	8,800	(2,167)
Inventories	3,550	6,092	(6,698)
Other supplies, prepaid items and other	84	(934)	564
Accounts payable	(6,561)	(7,987)	14,208
Accrued interest	1,578	586	(6,919)
Other current and noncurrent liabilities	(8,705)	(5,113)	1,638
Net cash provided (used) by continuing operating activities	(2,513)	2,099	17,622

Cash flows from continuing investing activities
Expenditures for property, plant and equipment	(30,471)	(36,081)	(37,050)
Proceeds from vendor settlements associated with property, plant and equipment	1,647	—	—
Proceeds from sales of property and equipment	394	61	6,660
Proceeds from property insurance recovery associated with property, plant and equipment	—	—	1,531
Net proceeds from sale of discontinued operations	—	—	2,730
Other investing activities	4	95	389
Net cash used by continuing investing activities	(28,426)	(35,925)	(25,740)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2020	2019	2018
	(In Thousands)
Cash flows from continuing financing activities
Proceeds from revolving debt facility	$30,000	$5,000	$10,000
Payments on revolving debt facility	(30,000)	(15,000)	—
Net proceeds from 9.625% senior secured notes	—	35,086	390,473
Payments on senior secured notes	—	—	(375,000)
Proceeds from other long-term debt	42,570	20,219	—
Payments on other long-term debt	(21,356)	(14,073)	(9,170)
Payments of debt-related costs, including extinguishment and modification costs	(124)	(1,065)	(10,974)
Proceeds from short-term financing	14,589	12,179	10,865
Payments on short-term financing	(10,941)	(10,828)	(10,872)
Taxes paid on equity awards	(326)	(949)	(2,018)
Payments of preferred stock modification costs	—	—	(2,777)
Proceeds from exercises of stock options	—	—	20
Net cash provided by continuing financing activities	24,412	30,569	547

Net decrease in cash and cash equivalents	(6,527)	(3,257)	(7,571)

Cash and cash equivalents at beginning of year	22,791	26,048	33,619
Cash and cash equivalents at end of year	$16,264	$22,791	$26,048

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

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S. and parts of Mexico and Canada.

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

Accounts Receivable – Our accounts receivable is stated at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances.  Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale).  Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable.  Our contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets.

Sales to our customers are generally unsecured.  Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors.  Customer payments are generally due thirty to sixty days after the invoice date.  Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers.  Ten customers (including their affiliates) account for approximately 52% of our total net receivables at December 31, 2020.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal.  Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material at December 31, 2020 and 2019.

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation, depletion and amortization (“DD&A”).  Leases meeting finance lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred.  In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) are expensed as they are incurred.  All long-lived assets relate to domestic operations.

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

Leases – On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842).  We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease based on the terms of the contract. We reassess lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. A contract contains a lease if the contract conveys the right to control the use of the identified property or equipment, explicitly or implicitly, for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and obtain substantially all of the economic benefit from the use of the underlying asset.

An operating lease asset represents our right to use the underlying asset as a lessee for the lease term and an operating lease liability represent our obligation to make lease payments arising from the lease. Currently, most of our leases are classified as operating leases and primarily relate to railcars, other equipment and office space. Our leases that are classified as finance leases and other leases under which we are the lessor are not material. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Our current leases do not contain residual value guarantees. Most of our leases do not include options to extend or terminate the lease prior to the end of the term.  Leases with a term of 12 months or less are not recognized in the balance sheet.

Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments.  Lease expense is recognized on a straight-line basis over the applicable lease term.

Concentration of Credit Risks for Cash and Cash Equivalents and Sales – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk.  These financial instruments were held by financial institutions within the U.S. None of the financial instruments held within U.S. were in excess of the federally insured limits.

Net sales to one customer, Koch Fertilizer LLC (“Koch Fertilizer”), represented approximately 10%, 11% and 13% of our total net sales for 2020, 2019 and 2018, respectively.  Net sales to one customer, Coffeyville Resources Nitrogen Fertilizer, LLC (“CVR”), represented approximately 13%, 9% and 11% of our total net sales for 2020, 2019 and 2018, respectively.

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

Income tax benefits associated with amounts that are deductible for income tax purposes are recorded through the statement of operations.  These benefits are principally generated from the vesting of restricted stock.  We reduce income tax expense for investment tax credits in the period the credit arises and is earned.

See Note 7 – Income Taxes discussing the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued.  For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award.  Forfeitures are accounted for as they occur. We may issue new shares of common stock or may use treasury shares associated with the equity awards.

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

Transaction Price Constraints and Variable Consideration

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

At December 31, 2020 and 2019, our incentive tax credits receivable totaled $1.4 million and $2.3 million, respectively.

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

Cost of Sales – Cost of sales includes materials, labor and overhead costs, including depreciation, to manufacture the products sold plus inbound freight, purchasing and receiving costs, inspection costs, internal transfer costs, loading and handling costs, warehousing costs, railcar lease costs and outbound freight.  Maintenance, repairs and minor renewal costs relating to Turnarounds are included in cost of sales as they are incurred.  Precious metals used as a catalyst and consumed during the manufacturing process are included in cost of sales.  Recoveries and gains from precious metals and business interruption insurance claims, if any, are reductions to cost of sales.

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

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset.  We have the choice to offset or not, but that choice must be applied consistently.  A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract.  Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions being reported as an asset or a liability in the balance sheet.  When applicable, we present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation.

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

At December 31, 2020 and 2019, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Income (Loss) per Common Share – Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable.  Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently issuable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”).  Certain securities (Series E Redeemable Preferred and restricted stock units) participate in dividends declared on our common stock and are therefore considered to be participating securities.

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

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which affects general principles within Topic 740, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers.  We have adopted this new standard on January 1, 2021, which is not expected to have a material impact on our consolidated financial statements or related disclosures.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	2020	2019	2018
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(61,911)	$(63,417)	$(72,226)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(35,182)	(30,729)	(26,840)
Dividend requirements on Series B Preferred	(240)	(240)	(240)
Dividend requirements on Series D Preferred	(60)	(60)	(60)
Accretion of Series E Redeemable Preferred	(2,026)	(1,995)	(3,375)
Numerator for basic and diluted net loss per common share - net loss attributable to common stockholders	$(99,419)	$(96,441)	$(102,741)

Denominator:
Denominator for basic and diluted net loss per common share - adjusted weighted-average shares (1)	28,200,983	28,039,625	27,490,717

Basic and diluted net loss per common share	$(3.53)	$(3.44)	$(3.74)

(1)	All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	2020	2019	2018
Restricted stock and stock units	1,327,307	832,103	1,183,622
Convertible preferred stocks	916,666	916,666	916,666
Series E redeemable preferred stock - embedded derivative	303,646	303,646	303,646
Stock options	123,886	124,000	175,454
	2,671,505	2,176,415	2,579,388

3.  Property, Plant and Equipment

	Average	December 31,
	useful lives (1)	2020	2019
		(In Thousands)
Machinery, equipment and automotive	25	$1,213,359	$1,204,695
Buildings and improvements	26	44,123	38,810
Land improvements	34	8,223	8,223
Furniture, fixtures and store equipment	5	1,080	1,122
Construction in progress	N/A	18,389	31,575
Capital spare parts	N/A	26,894	24,245
Land	N/A	4,567	4,575
		1,316,635	1,313,245
Less accumulated depreciation and amortization		425,437	376,771
		$891,198	$936,474
(1)	Weighted average useful lives as of December 31, 2020.

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (2-7 years).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2020	2019
	(In Thousands)
Accrued interest	$8,669	$7,091
Current portion of operating lease liabilities	6,706	4,066
Accrued payroll and benefits	5,837	5,385
Accrued death and other executive benefits	2,539	2,564
Deferred revenue	1,890	3,443
Other	10,816	9,149
	36,457	31,698
Less noncurrent portion	6,090	6,214
Current portion of accrued and other liabilities	$30,367	$25,484

5.  Asset Retirement Obligations

We own the land on which our owned plants operate, limiting asset retirement obligations at our owned chemical facilities. However, we have various legal requirements related to operations at our chemical facilities mainly for the disposal of wastewater generated at certain of these facilities.  At December 31, 2020 and 2019, our accrued liability for AROs was $100,000.  However, the facilities and some of the water related assets have an indeterminate life and as a result there is insufficient information to estimate the fair value for certain of our AROs.  We will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

6.  Long-Term Debt

	December 31,
	2020	2019
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$—	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Secured Promissory Note due 2021, with an interest rate of 5.25% (C)	1,221	4,746
Unsecured Loan Agreement due 2022, with an interest rate of 1.00% (D)	10,000	—
Secured Financing due 2023, with an interest rate of 8.32% (E)	10,715	13,476
Secured Loan Agreement due 2025, with an interest rate of 8.75% (F)	6,834	5,219
Secured Financing due 2025, with an interest rate of 8.75% (G)	28,636	—
Secured Promissory Note due 2023 (G)	—	12,705
Other	432	159
Unamortized discount, net of premium and debt issuance costs	(8,648)	(12,261)
	484,190	459,044
Less current portion of long-term debt (H)	16,801	9,410
Long-term debt due after one year, net (H)	$467,389	$449,634

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Long-Term Debt (continued)

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At December 31, 2020, our available borrowings under our Working Capital Revolver Loan were approximately $41.8 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million, less the outstanding aggregate principal amount of the unforgiven portion (as defined in the agreement) of the PPP loan discussed below within footnote (D). The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

Interest accrues on outstanding borrowings under the Working Capital Revolver Loan at a rate equal to, at our election, either (a) LIBOR for an interest period selected by us plus an applicable margin equal to 1.50% per annum or 1.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan, or (b) Wells Fargo Capital Finance’s prime rate plus an applicable margin equal to 0.50% per annum or 0.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan.  Interest is paid quarterly, if applicable.

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

LSB may redeem the Senior Secured Notes at its option, in whole or in part, subject to the payment of a premium of 3.609% of the principal amount so redeemed, in the case of any optional redemption prior to May 1, 2022.  If LSB experiences a change of control, it must offer to purchase the notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to but excluding the date of purchase.

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

As it relates to the issuance of the Notes in April 2018, a portion of the net proceeds from the Notes were used to purchase/redeem the $375 million aggregate principal amount of senior secured notes scheduled to mature in 2019.  A portion of the 2018 transaction was accounted for as an extinguishment of debt and a portion was accounted for as a non-substantial debt modification.  As a result, approximately $0.9 million of fees were expensed, as incurred, and are included in interest expense in 2018. In addition, we recognized a loss on extinguishment of debt of approximately $6.0 million in 2018, primarily consisting of a portion of the redemption premiums paid and the expensing of a portion of debt issuance costs associated with the senior secured notes.

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

(E) During 2019, EDC entered into a secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”). Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023. A portion of the proceeds from this secured financing arrangement was used to pay off a secured promissory note that was scheduled to mature in 2019.

(F) During 2019, EDC entered into an interim secured loan agreement with an affiliate of LSB Funding, which provided for available borrowings (the “Interim Loan”) during the construction of certain equipment (the “Interim Loan Period”), subject to certain conditions.  During the Interim Loan Period, interest only was payable in monthly installments.  Effective February 28, 2020, the Interim Loan Period ended, and the Interim Loan was replaced by a secured loan agreement due in March 2025.  Under the terms of the loan, principal and interest will be payable in 60 equal monthly installments.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6.  Long-Term Debt (continued)

(H) Maturities of long-term debt for each of the five years after December 31, 2020 are as follows (in thousands):

2021	$16,893
2022	12,641
2023	446,291
2024	7,427
2025	9,586
Thereafter	—
Less: Discount, net of premium, and debt issuance costs	8,648
$484,190

7.  Income Taxes

The CARES Act, which was signed into law on March 27, 2020, provides relief to corporate taxpayers by permitting a five-year carryback of 2018-2020 net operating losses (“NOLs”), removing the 80% limitation on the carryback of those NOLs, increasing the Section 163(j) 30% limitation on interest expense deductibility to 50% of adjusted taxable income for 2019 and 2020, and accelerates refunds for minimum tax credit carryforwards, along with other provisions.  During 2020, no material adjustments were required to the income tax benefit as a result of the enactment of the CARES Act.

Provision (benefit) for income taxes are as follows:

	2020	2019	2018
	(In Thousands)
Current:
Federal	$(4)	$—	$11
State	33	(29)	(96)
Total Current	$29	$(29)	$(85)

Deferred:
Federal	$(4,631)	$(14,739)	$1,415
State	(147)	(6,156)	410
Total Deferred	$(4,778)	$(20,895)	$1,825
Provision (benefit) for income taxes	$(4,749)	$(20,924)	$1,740

The current provision for federal income taxes shown above includes regular federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.  The current benefit for state income taxes includes regular state income tax and provisions for uncertain income tax positions, and other similar adjustments.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences.  We reduce income tax expense for tax credits in the year they arise and are earned.  At December 31, 2020, our gross amount of tax credits available to offset state income taxes was not material.  Most of these tax credits do not expire and carryforward indefinitely.  The gross amount of federal tax credits was $8.1 million.  These credits carryforward for 20 years and begin expiring in 2034.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Income Taxes (continued)

In 2018, we utilized approximately $3.4 million, which includes the impact of changes in tax law, of state NOL carryforwards to reduce tax liabilities (minimal in 2020 and 2019).  At December 31, 2020, we have remaining federal and state tax NOL carryforwards of $629.3 million and $794.4 million, respectively.  The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards began expiring in 2020.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  In the second quarter of 2018, we established a valuation allowance on a portion of our federal deferred tax assets.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of annual utilization limitations of interest expense and net operating losses and our results of operations.  Based on our analysis, we believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized.  In addition, we believe that it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized.  Information relating to our valuation allowance are included in the two tables below.  In 2018, the provision for income taxes includes a reversal of approximately $2.3 million of valuation allowance related to tax law changes in 2018.

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2020	2019
	(In Thousands)

Deferred compensation	$2,106	$2,073
Other accrued liabilities	2,142	1,051
Right-of-use-assets	6,471	3,774
Interest expense carryforward	36,165	23,164
Net operating loss	170,362	163,750
Other	10,255	11,220
Less valuation allowance on deferred tax assets	(64,655)	(51,589)
Total deferred tax assets	$162,846	$153,443

Property, plant and equipment	(183,335)	(182,572)
Lease liability	(6,508)	(3,809)
Prepaid and other insurance reserves	(3,942)	(2,779)
Total deferred tax liabilities	$(193,785)	$(189,160)

Net deferred tax liabilities	$(30,939)	$(35,717)

All of our loss before taxes relates to domestic operations.  Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Loss before provision (benefit) for income taxes.”

	2020	2019	2018
	(In Thousands)
Benefit for income taxes at federal statutory rate	$(13,999)	$(17,712)	$(14,802)
State current and deferred income tax benefit	(5,094)	(5,282)	(4,089)
Valuation allowance - Federal	8,758	2,739	14,604
Valuation allowance - State	4,308	2,961	4,112
State tax law changes	(660)	(4,388)	—
Other	1,938	758	1,915
Provision (benefit) for income taxes	$(4,749)	$(20,924)	$1,740

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Income Taxes (continued)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2020	2019	2018
	(In Thousands)
Balance at beginning of year	$519	$577	$618
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	(55)	(58)	(41)
Balance at end of year	$464	$519	$577

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations.  This change is not expected to have a significant effect on our results of operations or financial condition.  For 2020, 2019, and 2018, if recognized, the effect on the effective tax rate from unrecognized tax benefits would be insignificant.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense.  For 2020, 2019 and 2018, the amounts for interest and penalties associated with unrecognized tax benefits were minimal.  In addition, the amounts accrued for interest and penalties were minimal at December 31, 2020 and 2019.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2016-2020 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. During 2018, the IRS concluded their examination of our 2015 tax return and there are no changes to our financial position, results of operations or cash flow resulting from the audit.

8.  Commitments and Contingencies

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

UAN supply agreement – The Pryor Chemical Company (“PCC”) is party to an agreement with CVR.  CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations.   If CVR fails to take delivery of certain tons, PCC pursuant to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction.  The current term of the agreement expires in June 2021, but includes automatic renewals for one or more additional one-year terms unless terminated by either party. However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination.  Additionally, PCC can terminate the agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

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

Nitric acid supply agreement – EDC is party to an agreement with a customer to supply nitric acid. Under the agreement, EDC agreed to supply between 70,000 to 100,000 tons of nitric acid annually.  The initial contract term began in 2021 and extends through 2027 but includes automatic one-year renewal terms unless terminated by either party in writing 180 days before the current contract expiration date.

Natural Gas Purchase and Other Commitments – Certain of our subsidiaries are parties to contracts to purchase natural gas for anticipated production needs at certain of our facilities.  Since these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such, these contracts are exempt from the accounting and reporting requirements relating to derivatives.  At December 31, 2020, these natural gas contracts, which qualify as normal purchases under GAAP and thus are not mark-to-market, included volume purchase commitments of approximately 3.8 million MMBtus of natural gas.  These contracts extend through March 2021 at a weighted-average cost of $2.80 per MMBtu ($10.6 million) and a weighted-average market value of $2.36 per MMBtu ($9.0 million).

In addition, we had standby letters of credit outstanding of approximately $2.5 million at December 31, 2020.

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

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of December 31, 2020, we have agreed to indemnify the sureties for payments, up to $10 million, made by them in respect of such bonds.  All of these insurance bonds are expected to expire or be renewed in 2021.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers.  The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements.  In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $8.6 million at December 31, 2020. Also see Note 14-Related Party Transactions.

Settlements of Gain Contingencies

During 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed, and the plant began production in 2016.  As a result of the settlements, the vendors paid EDC $4.3 million, provided parts totaling $0.3 million and have agreed to provide services and parts totaling $2.5 million, which amount, or portion thereof, may be paid in cash at the option of the vendors (amount included in noncurrent accounts receivable, which is classified as a noncurrent other asset at December 31, 2020).  As part of the settlements, EDC paid the vendors $2.7 million to settle $3.2 million of invoices that were held in our accounts payable.  As a result, the recovery from these settlements recognized during 2020 includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to PP&E.

During 2018, we and a vendor mediated a settlement relating primarily to a business interruption claim caused by defective work performed by the vendor at our Pryor Facility. As a result of the settlement, the vendor paid us $4.0 million. As part of the settlement, we paid the vendor $0.5 million to settle $1.1 million of invoices that were held in our accounts payable. As a result, we recognized during 2018 a recovery from this settlement totaling $4.6 million of which $4.4 million was classified as a reduction to cost of sales and the remaining balance of $0.2 million classified as a reduction to PP&E.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

As of December 31, 2020, our accrued liabilities for environmental matters totaled $468,000 relating primarily to the matters discussed below.  Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.  Also, see discussion in Note 5 – Asset Retirement Obligations.

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

The risk assessment was submitted in August 2007.  In February 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in October 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  In February 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report in August 2019. No liability has been established at December 31, 2020, in connection with this ADEQ matter.

2. Other Environmental Matters

In 2002, certain of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property where the facility is located.  Our subsidiary retained the obligation to be responsible for, and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property, develop a corrective action strategy based on the investigation, and implement such strategy.  In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters.

As the successor to a prior owner of the Hallowell Facility, Chevron Environmental Management Company (“Chevron”) has agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

During this process, our subsidiary and Chevron retained an environmental consultant that prepared and performed a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. During 2020, the KDHE selected a remedy of annual monitoring and the implementation of an Environmental Use Control (“EUC”).  This remedy primarily relates to long-term surface and groundwater monitoring to track the natural decline in contamination and is subject to a 5-year re-evaluation with the KDHE.

The final remedy, including the EUC, the finalization of the cost estimates and any required financial assurances remains under discussion with the KDHE, but continues to be delayed due to the impact from the COVID-19 pandemic. Pending the results from our discussions regarding the final remedy, we continue to accrue our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which amount is included in our accrued liabilities for environmental matters discussed above.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter.  As of December 31, 2020, no liability reserve has been established in connection with this matter.

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

LSB and EDA are pursuing the recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility.  In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global sought damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global but such invoices were not approved by Leidos for payment.  We have requested indemnification from Leidos under the terms of our contracts, which they have denied.  As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts.  We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence, and gross negligence.

On September 25, 2018, the Court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the Court during the fall of 2018 and the Court rendered an interim judgment in March 2020 and issued its final judgment on April 23, 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (amount includes the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.  As a result of the judgment, we accounted for the following:

•	accrued an additional $3.9 million in accounts payable, which offset amount was capitalized as PP&E, since such costs directly related to the construction of the Ammonia Plant;
•	recognized additional depreciation expense of $0.5 million associated with the amount above capitalized to PP&E, which offset amount was a credit to PP&E (accumulated depreciation);
•	accrued prejudgment and post-judgment interest totaling $1.6 million in accrued interest, which offset amount was classified as interest expense.

We have filed a notice of intent to appeal and the Court entered a stay of the judgment pending appeal.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Commitments and Contingencies (continued)

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter.  Due to the impact from the COVID-19 pandemic, the Trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at December 31, 2020 or 2019, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

9.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

During 2020, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes, but these contracts are not designated as hedging instruments.  At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas and extend through December 2021 (there were none at December 31, 2019).  The valuations of the natural gas contracts are classified as Level 2.  At December 31, 2020, the valuation inputs included the contractual weighted-average cost of $2.65 per MMBtu and the weighted-average market value of $2.49 per MMBtu.

For 2020, we recognized a $1.6 million loss (none for 2019 or 2018), classified as cost of sales, which amount includes an unrealized loss of $1.2 million attributed to natural gas contracts still held at the reporting date.

Embedded Derivative

As discussed in Note 10, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability.

At December 31, 2020 and 2019, we had estimated that the contingent redemption features had fair value since we had assessed that it was probable that a portion of the shares of this preferred stock would have been redeemed prior to October 25, 2023. For certain other embedded features, we had estimated no fair value.

The fair value of the embedded derivative included using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred.

At December 31, 2020 and 2019, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $3.39 and $4.20 per share, respectively.

The valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Derivatives, Hedges and Financial Instruments (continued)

For 2020, 2019 and 2018, we recognized unrealized gains of approximately $0.1 million, $0.5 million and $1.2 million, respectively, due to the change in fair value of the embedded derivative.  These unrealized gains are included in non-operating other income and expense.

The following details our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019:

		Fair Value Measurements at December 31, 2020 Using
Description	Total Fair Value at December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)	Total Fair Value at December 31, 2019
	(In Thousands)
Assets - Supplies, prepaid items and other:
Natural gas contracts	$80	$—	$80	$—	$—
Total	$80	$—	$80	$—	$—

Liabilities - Current and noncurrent accrued and other liabilities:
Natural gas contracts	$1,285	$—	$1,285	$—	$—
Embedded derivative	$1,029	$—	$—	$1,029	$1,084
Total	$2,314	$—	$1,285	$1,029	$1,084

(1)	There was no Level 3 transfer activity during 2020, 2019 or 2018.

10.  Redeemable Preferred Stocks

Series E Redeemable Preferred

The Series E Redeemable Preferred has a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value). Dividends accrue semi-annually in arrears and are compounded. Dividends are payable only when and if declared by our Board of Directors (the “Board”).

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

During 2018, in connection with the issuance and sale of the Notes as discussed in Note 6, we entered into a letter agreement with the holder of our Series E Redeemable Preferred. The letter agreement extended the date upon which the holder of the Series E Redeemable Preferred has the right to elect to redeem the Series E Redeemable Preferred shares from August 2, 2019 to October 25, 2023. The letter agreement also provided for the amendment of certain other terms relating to the Series E Redeemable Preferred, including an increase in the per annum dividend rate payable in respect of the Series E Redeemable Preferred as described above. To reflect the changes stated in the letter agreement, we subsequently entered into a securities exchange agreement by and between LSB and the holder and entered into the Certificate of Designations (“COD”)setting forth the rights, preferences, privileges and restrictions currently applicable to the Series E Redeemable Preferred and Series F Redeemable Preferred, as filed with the Secretary of State of the State of Delaware (the “Series E COD” and “Series F COD”).  The Series E COD authorizes 139,768 shares of Series E Redeemable Preferred, which is the number of shares outstanding at December 31, 2020 and 2019.

The transaction associated with the letter agreement was determined to be a non-substantial modification.  As a result, a fee of approximately $2.8 million paid to the holder was deferred (reducing the Series E Redeemable Preferred balance) and is periodically accreted using the interest method through October 25, 2023, the earliest possible redemption date by the holder. In addition, the letter agreement included a contingent redemption feature, which was bifurcated from the Series E Redeemable Preferred.

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

The Series E Redeemable Preferred is redeemable outside of our control and is therefore classified as temporary/mezzanine equity.  As a result of an analysis performed on the embedded derivatives within the Series E Redeemable Preferred, certain contingent redemption features were determined to not be clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting.  Therefore, these redemption features and participation rights value are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series E Redeemable Preferred and recorded as a liability.  See discussion in Note 9.

Series F Redeemable Preferred

The Series F COD authorizes one (1) share of Series F Redeemable Preferred.

As of December 31, 2020, the Series F Redeemable Preferred has voting rights (the “Series F Voting Rights”) to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Redeemable Preferred Stocks

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Series F Redeemable Preferred
	Shares	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2019	139,768	$234,893	1	$—
Accretion relating to liquidation preference on preferred stock	—	943	—	—
Accretion for discount and issuance costs on preferred stock	—	1,083	—	—
Accumulated dividends	—	35,182	—	—
Balance at December 31, 2020	139,768	$272,101	1	$—

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

The 2016 Plan is administered by the compensation committee (the “Committee”) of our Board.  Our Board or the Committee may amend the 2016 Plan, except that if any applicable statute, rule or regulation requires shareholder approval with respect to any amendment of the 2016 Plan, then to the extent so required, shareholder approval will be obtained.  Shareholder approval will also be obtained for any amendment that would increase the number of shares stated as available for issuance under the 2016 Plan.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2020
	2016 Plan	2008 Plan
Maximum number of securities for issuance	2,750,000
Number of awards available to be granted (1)	1,016,951
Number of unvested restricted stock/performance-based restricted stock/restricted stock units outstanding	1,169,527	—
Number of options outstanding	—	122,000
Number of options exercisable	—	122,000

.

(1)	Includes 2008 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan after the effective date of the 2016 Plan.

Restricted Stock and Restricted Stock Units – During 2020, 2019, and 2018, the Committee approved various grants under the 2016 Plan of shares of restricted stock to certain executives and employees.  These shares have vesting provisions including vesting at the end of each one-year period at the rate of one-third per year for three years, vesting 100% at the end of three years, and vesting 100% at the end of one year.  The unvested restricted shares carry dividend and voting rights.  Sales of these shares are restricted prior to the date of vesting.  Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

During 2020, the Committee approved the grant of shares of restricted stock and performance based restricted stock (“PBRS”) to a certain executive.  These shares are reflected in the 2020 information below.

On December 31, 2019, the Committee approved the grant of 275,119 shares of performance-based restricted stock to certain executives. Key information to finalize the performance targets and range of vesting shares was approved by the Board during February 2020, which is the grant date for financial reporting purposes.  The terms of this PBRS grant are discussed below and these PBRS shares are reflected in the 2020 information below.

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

During 2020, 2019, and 2018, the Committee approved the grant of shares of restricted stock units (“RSU”) to our non-employee directors for payment of a portion of their director fees under the 2016 Plan.  Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable.  Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the first anniversary of the grant date (for 2020 grants), (iii) the third anniversary of the grant date (for 2019 and 2018 grants), or (iv) the occurrence of a change of control as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value was recognized as stock-based compensation expense (SG&A) on the grant date in each respective year.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

A summary of restricted stock activity during 2020 is presented below:

	Restricted Stock		Performance-Based Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested outstanding beginning of year	618,072	$5.42	221,439	$7.26	86,340	$6.51
Granted	31,138	$2.81	306,257	$3.20	231,816	$1.10
Vested	(283,418)	$4.90	—	$—	(18,996)	$9.87
Cancelled or forfeited	(23,121)	$7.97	—	$—	—	$—
Unvested outstanding end of year	342,671	$4.53	527,696	$4.90	299,160	$2.11

	Restricted Stock
	2020	2019	2018
Shares of restricted stock granted	31,138	285,956	369,350
Total fair value of restricted stock granted	$87,000	$1,223,000	$2,019,000
Weighted-average fair value per restricted stock granted during year	$2.81	$4.28	$5.47
Stock-based compensation expense - Cost of sales	$62,000	$255,000	$385,000
Stock-based compensation expense - SG&A (1)	$1,078,000	$1,263,000	$7,574,000
Income tax benefit	$(279,000)	$(374,000)	$(398,000)
Total weighted-average remaining vesting period in years	1.61	2.18	1.78
Total fair value of restricted stock vested during the year	$1,389,000	$3,371,000	$7,355,000

	Performance-Based Restricted Stock	Performance-Based Restricted Stock
	2020 (2)	2019 (2)
Shares of PBRS granted	306,257	221,439
Total fair value of PBRS granted	$980,000	$1,608,000
Weighted-average fair value per PBRS granted during year	$3.20	$7.26
Stock-based compensation expense - Cost of sales	$—	$53,000
Stock-based compensation expense - SG&A	$218,000	$290,000
Income tax benefit	$(53,000)	$(84,000)
Total weighted-average remaining vesting period in years	1.57	1.85
Total fair value of PBRS vested during the year	$—	$—

	Restricted Stock Units
	2020	2019	2018
Shares of RSU granted	231,816	31,833	35,511
Total fair value of RSU granted	$255,000	$187,000	$187,000
Weighted-average fair value per RSU granted during year	$1.10	$5.89	$5.28
Stock-based compensation expense - SG&A	$255,000	$187,000	$187,000
Income tax benefit	$(63,000)	$(46,000)	$(34,000)
Total weighted-average remaining vesting period in years	0.48	1.57	1.75
Total fair value of RSU vested during the year	$187,000	$187,000	$125,000

(1)	As it relates to 2018, see Note 14-Related Party Transactions.
(2)

The PBRS restricted stock grants are tied to our free cash flow, fixed costs per ton of ammonia measured annually over a three-year period and modified based on our ranking relative to total stockholder return (share price appreciation plus dividends reinvested) (“TSR”) versus the companies in our 2020 and 2019 peer group (“Peer Group”) for the year of grant over a three-year measurement period. The actual number of shares that will vest at the end of the third year will be based on our performance against the metrics set in the awards but are subject to reduction to a minimum (or even zero) for recording less than the targeted performance. The threshold performance for free cash flow is 70% and for fixed costs per ton of ammonia is 60% of the targeted improvement with a maximum for each of 120% of target. The TSR modifier will adjust the overall actual performance up or down by as much as 25% based on our TSR versus the Peer Group average TSR. We estimate the fair value of each PBRS on the date of grant using a Monte Carlo simulation.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

Stock Options – No stock options have been granted under the 2016 Plan during 2020, 2019 or 2018.  As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant and vested at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options vested at the end of the sixth year.  The fair value for of the stock options granted under the 2008 Plan were estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

A summary of stock option activity in 2020 is presented below:

	2020
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	124,000	$33.86
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(2,000)	$34.50
Outstanding at end of year	122,000	$33.85
Exercisable at end of year	122,000	$33.85

	2020	2019	2018
Stock-based compensation expense - Cost of sales	$106,000	$122,000	$141,000
Stock-based compensation expense - SG&A	$42,000	$50,000	$71,000
Income tax benefit	$(36,000)	$(42,000)	$(54,000)
Total intrinsic value of options exercised during the year	$—	$—	$—
Total fair value of options vested during the year	$180,000	$169,000	$169,000
Total intrinsic value of options outstanding at end of year	$—	$—	$—
Total intrinsic value of options exercisable at end of year	$—	$—	$—
Total weighted-average remaining vesting period in years	—	0.49	1.05
Total weighted-average remaining contractual life period in years (options outstanding)	2.64	3.61	4.61
Total weighted-average remaining contractual life period in years (options exercisable)	2.64	3.47	4.31

Stock-based Compensation Expense Not Yet Recognized – At December 31, 2020, the total stock-based compensation expense not yet recognized is $2,212,000, relating to all forms of non-vested equity awards, which we will be amortizing (subject to adjustments for actual forfeitures and performance assessments associated with the PBRS restricted stock) through the respective remaining vesting periods through December 2022.

Reserved Shares of Common Stock – As of December 31, 2020, we have reserved 1.6 million shares of common stock issuable upon potential conversion of preferred stocks and equity awards pursuant to their respective terms.

NOL Rights Agreement - On July 6, 2020, we entered into the Section 382 Rights Agreement (the “NOL Rights Agreement”), dated as of July 6, 2020, between LSB and Computershare Trust Company, N.A., as rights agent.

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

The rights issued under the NOL Rights Agreement will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of our 2021 annual meeting of stockholders, or other duly held stockholders’ meeting, (ii) the date on which our Board determines in its sole discretion that (x) the NOL Rights Agreement is no longer necessary for the preservation of material valuable NOLs or tax attributes or (y) the NOLs and tax attributes have been fully utilized and may no longer be carried forward and (iii) the close of business on July 6, 2023.

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

12.  Non-Redeemable Preferred Stock

Series Non-Redeemable B Preferred – The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 666,666 shares of our common stock (33.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share.  The Series B Preferred provides for annual cumulative dividends of 12% ($12.00 per share) from date of issue, payable when and as declared.  All of the outstanding shares of the Series B Preferred are owned by the Golsen Holders and an immediate family member.

Series Non-Redeemable D Preferred – The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 250,000 shares of our common stock (1 share of common stock for 4 shares of preferred stock) at any time at the option of the holder.  Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum ($0.06 per share) of the liquidation preference of $1.00 per share.  Each holder of the Series D Preferred shall be entitled to .875 votes per share.  All of the outstanding shares of Series D Preferred are owned by the Golsen Holders and an immediate family member.

See discussions concerning dividends on the Series B and D Preferred in Note 14 – Related Party Transactions.

Other – At December 31, 2020, we are authorized to issue an additional 230,000 shares of $100 par value preferred stock and an additional 3,860,000 shares of no-par value preferred stock.  Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

13.  Executive Benefit Agreement, Employee Savings Plans and Collective Bargaining Agreements

We are party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired as discussed in Note 14-Related Party Transactions.

The 2005 Agreement provides that, upon J. Golsen’s death, we will pay to the designated beneficiary, a lump-sum payment of $2,500,000 to be funded from the net proceeds received by us under certain life insurance policies on his life that are owned by us.  We are obligated to keep in existence life insurance policies with a total face amount of no less than $2,500,000 of the stated death benefit.

The following table includes information about this agreement:

	December 31,
	2020	2019
	(In Thousands)
Total undiscounted death benefit	$2,500	$2,500
Total accrued death benefit	$2,539	$2,564

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13.  Executive Benefit Agreement, Employee Savings Plans and Collective Bargaining Agreements (continued)

The following table summarizes certain information about these life insurance policies.

	December 31,
	2020	2019
	(In Thousands)
Total face value of life insurance policies	$4,500	$4,500

Total cash surrender values of life insurance policies	$1,796	$1,727
Loans on cash surrender values	(1,703)	(1,629)
Net cash surrender values	$93	$98

	2020	2019	2018
	(In Thousands)
Cost of life insurance premiums	$215	$215	$54
Decreases (increases) in cash surrender values	(69)	(70)	149
Net cost of life insurance premiums included in SG&A	$146	$145	$203

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees.  Beginning in January 2019, we began matching 50% of an employee’s contribution, up to 6%, for substantially all full-time employees. Prior to 2019, we did not contribute to this plan except for certain employees. For 2020, 2019 and 2018, the amounts contributed to this plan were $1,022,000, $997,000, and $243,000, respectively.

Collective Bargaining Agreements - As of December 31, 2020, we employed 573 persons, 188 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2021 through November 2022.

14.  Related Party Transactions

During 2020, we entered into a financing arrangement with an affiliate of LSB Funding as discussed in footnote (G) of Note 6, which transaction included debt issuance costs of approximately $0.1 million paid to this affiliate. During 2019, we entered into two separate financing arrangements with an affiliate of LSB Funding as discussed in footnotes (E) and (F) Note 6, which transactions included debt issuance costs totaling approximately $0.1 million paid to this affiliate.  During 2019, we incurred a consent fee of approximately $0.3 million from LSB Funding associated with the issuance of the New Notes discussed in footnote (B) of Note 6.  During 2018, we sold $50.0 million and $0.5 million principal amount of notes to an affiliate of LSB Funding and Daniel D. Greenwell, respectively, associated with the issuance and sale of the Notes discussed in footnote (B) of Note 6. As discussed in Note 10, we paid a fee of $2.8 million to LSB Funding relating to the letter agreement amending the terms of the Series E Redeemable Preferred.  LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 10.  Pursuant to the terms of the Board Representation and Standstill Agreement, our Board includes two directors that are employees of affiliates of LSB Funding. During 2020, 2019 and 2018, we incurred director fees associated with these directors totaling approximately $0.3 million for each respective year.

Effective December 30, 2018, Daniel D. Greenwell elected not to enter into a new employment agreement and resigned from the Board and his roles as Chairman and our Chief Executive Officer.  Subject to the execution of a release agreement, which was executed in January 2019, Mr. Greenwell was entitled to certain severance benefits pursuant to the terms of his employment agreement. As a result, we incurred an expense of approximately $2.6 million relating to these severance benefits in 2018.  In addition, approximately $2.7 million of share-based compensation was incurred in 2018 due to the accelerated vesting of 312,369 shares of restricted stock.

At December 31, 2020, accumulated dividends on the Series B and Series D Preferred totaled approximately $1.6 million.  The Series B Preferred and Series D Preferred are non-redeemable preferred stocks issued in 1986 and 2001, respectively, of which all outstanding shares are owned by the Golsen Holders and an immediate family member.

During 2020, 2019 and 2018, we incurred director fees associated with Barry H. Golsen totaling approximately $0.1 million for each respective year.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

14.  Related Party Transactions (continued)

As the result of J. Golsen informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its then current term that expired on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms his employment agreement, delivered a notice of non-renewal to J. Golsen.  Following the Retirement Date, J. Golsen serves as Chairman Emeritus of our Board.

During 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that commenced on January 1, 2018 and ends upon the earlier of his death or a change in control as defined in the Transition Agreement.  During the term, J. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses.  In accordance with the terms of the Transition Agreement, we will also reimburse J. Golsen for his cost of certain medical insurance coverage until his death.  Effective as of the Retirement Date, the severance agreement that was in force with J. Golsen was terminated.  In consideration for his services, including as Chairman Emeritus, we will pay J. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control should one occur prior to his death.

15. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2020	2019	2018
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$45,730	$42,184	$35,719
Income taxes, net	$(312)	$(65)	$(1,138)

Noncash investing and financing activities:
Accounts receivable, supplies and accounts payable associated with additions of PP&E	$16,286	$18,350	$16,484
Dividend accrued on Series E Redeemable Preferred	$35,182	$30,729	$26,840
Accretion of Series E Redeemable Preferred	$2,026	$1,995	$3,375

16. Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2020	2019	2018
	(Dollars In Thousands)
Net sales:
Agricultural products	$180,036	$187,641	$187,164
Industrial products	133,024	139,643	148,598
Mining products	38,256	37,786	42,398
Total net sales	$351,316	$365,070	$378,160

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 17 months at December 31, 2020.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $2.5 million and $3.6 million of contract liabilities as of December 31, 2020 and 2019, respectively.  During 2020, revenues of $1.9 million were recognized and included in the balance at the beginning of the period.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Leases

Information related to our leases as of December 31, 2020 and 2019 are presented below:

	2020	2019
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$7,611	$7,270
Short-term lease cost	4,372	2,665
Other cost (1)	75	64
Total lease cost	$12,058	$9,999
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$7,782	$7,677
Operating cash flows from finance leases	15	16
Financing cash flows from finance leases	45	61
Cash paid for amounts included in the measurement of lease liabilities	$7,842	$7,754

Right-of-use assets obtained in exchange for new operating lease liabilities	$17,064	$5,967
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	4.3	4.6
Weighted-average remaining lease term - finance leases (in years)	4.1	3.8
Weighted-average discount rate - operating leases	8.26%	8.70%
Weighted-average discount rate - finance leases	8.65%	8.94%

(1) Includes variable and finance lease costs.

Additionally, under ASC 840, expenses associated with our operating leases agreements, including month-to-month leases, were $10,235,000 in 2018.

At December 31, 2020, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Operating Leases
(In thousands)
2021	$8,585
2022	7,398
2023	6,422
2024	4,799
2025	2,319
Thereafter	1,945
Total lease payments	31,468
Less imputed interest	(4,917)
Present value of lease liabilities	$26,551

As of December 31, 2020, we did not have any executed operating leases with lease terms greater than one year that have not yet commenced.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2020 and 2019 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2020
Net sales	$83,411	$105,033	$73,969	$88,903
Gross profit (loss) (1)	$2,551	$19,021	$(1,059)	$(3,465)
Net loss (1) (2)	$(19,452)	$(365)	$(20,402)	$(21,692)
Net loss attributable to common stockholders	$(28,338)	$(9,634)	$(29,874)	$(31,573)

Basic and diluted loss per common share	$(1.01)	$(0.34)	$(1.06)	$(1.12)

2019
Net sales	$94,152	$121,527	$75,495	$73,896
Gross profit (loss) (1)	$7,318	$19,677	$(9,733)	$(12,277)
Net income (loss) (1) (2)	$(11,540)	$6,631	$(30,794)	$(27,714)
Net loss attributable to common stockholders	$(19,367)	$(1,530)	$(39,133)	$(36,411)

Basic and diluted loss per common share	$(0.69)	$(0.05)	$(1.39)	$(1.30)

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and net income (loss):

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Recovery from settlements with certain vendors
2020	$—	$5,664	$—	$—

Turnaround expense: (A)
2020	$—	$(11)	$(34)	$(31)

2019	$—	$(604)	$(7,232)	$(5,374)

Unrealized gain (loss) on natural gas contracts
2020	$(527)	$396	$669	$(1,743)

(2)	The following income (expense) items impacted net income (loss):

Charge associated with assets held for sale
2019	$—	$—	$—	$(9,701)

Legal fees associated with Leidos matter
2020	$(3,287)	$(955)	$(901)	$(572)

2019	$(932)	$(1,496)	$(3,330)	$(3,843)

Interest expense associated with Global judgment
2020	$(1,327)	$(79)	$(80)	$(80)

Benefit (provision) for income taxes
2020	$339	$1,299	$1,370	$1,741

2019 (B)	$(400)	$5,733	$483	$15,108

(A)	Turnaround expenses do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.
(B)

The deferred tax benefit for the three-month period ended December 31, 2019 is primarily due to federal and state indefinite lived carryforward benefits that can be realized through the reversal of deferred tax liabilities.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2020, 2019, and 2018

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2020	$261	$141	$24	$378

2019	$351	$175	$265	$261

2018	$303	$124	$76	$351

Deferred tax assets - valuation allowance:
2020	$51,589	$13,471	$405	$64,655

2019	$45,626	$8,279	$2,316	$51,589

2018	$26,920	$21,042	$2,336	$45,626

(1)	Deducted in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.